Form 10-Q
period 1994-03-03
MICRON TECHNOLOGY INC
filed 1994-03-22
CIK 723125

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q


                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended       March 3, 1994
                                                -----------------------
                                          OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to
                                               ---------     --------

               Commission File Number                   1-10658
                                               ----------------------

                              MICRON TECHNOLOGY, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                    Delaware                            75-1618004
        -------------------------------  ------------------------------------
        (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


         2805 East Columbia Road, Boise, Idaho         83706-9698
        ----------------------------------------       ----------
        (Address of principal executive offices)       (Zip Code)


        (Registrant's telephone number, including area code) (208) 368-4000
                                                             --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X            No
                ----             ----
        The number of outstanding shares of the registrant's Common Stock as of March 17, 1994 was 40,547,435.

                            Part I.  FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                               MICRON TECHNOLOGY, INC.

                             Consolidated Balance Sheets
                                (Dollars in thousands)

                                               March 3,        September 2,
                                                 1994              1993
                                              (Unaudited)
        --------------------------------------------------------------------
        ASSETS
        --------------------------------------------------------------------
        Current assets:
          Cash and equivalents               $   40,770          $ 47,523
          Liquid investments                    182,412           138,290
          Receivables                           192,881           154,686
          Inventories                            95,591            83,164
          Prepaid expenses                        3,939             1,493
          Deferred income taxes                  13,930            14,920
        -------------------------------------------------------------------
            Total current assets                529,523           440,076

        Product and process technology, net      58,079            69,703
        Property, plant, and equipment, net     533,959           437,761
        Other assets                             19,865            18,116
        -----------------------------------------------------------------
            Total assets                     $1,141,426          $965,656
        ================                     ==========          ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        -----------------------------------------------------------------
        Current liabilities:
          Accounts payable and accrued
           expenses                          $  179,920          $154,963
          Deferred income                         5,735             5,501
          Equipment purchase contracts           19,440            24,913
          Current portion of long-term debt      20,635            25,407
        -----------------------------------------------------------------
            Total current liabilities           225,730           210,784

        Long-term debt                           42,588            54,361
        Deferred income taxes                    45,933            46,216
        Other liabilities                        24,226            14,786
        -----------------------------------------------------------------
            Total liabilities                   338,477           326,147
        -----------------------------------------------------------------
        Commitments and contingencies
        -----------------------------------------------------------------
        Shareholders' equity:
          Common stock, $.10 par value,
           authorized 150,000,000 shares,
           issued 40,515,378 and
           40,099,156 shares, respectively        4,052             4,010
          Additional paid-in capital            365,612           353,277
          Retained earnings                     434,759           282,468
          Unamortized stock compensation         (1,474)             (246)
        ------------------------------------------------------------------
            Total shareholders' equity          802,949           639,509
        ------------------------------------------------------------------
            Total liabilities and
             shareholders' equity            $1,141,426          $965,656
        =========================            ==========          ========

        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Operations
                  (Dollars in thousands, except for per share data)
                                     (Unaudited)



                                                       Quarter Ended
                                                  March 3,        March 4,
                                                    1994            1993
        ------------------------------------------------------------------
        Net sales                                 $390,459        $176,410
        ------------------------------------------------------------------
        Costs and expenses:
          Cost of goods sold                       204,105         123,738
          Selling, general, and
           administrative                           33,094          23,545
          Research and development                  18,714          13,861
        ------------------------------------------------------------------
            Total costs and expenses               255,913         161,144
        ------------------------------------------------------------------
        Operating income                           134,546          15,266
        Interest income (expense), net               1,012          (1,149)
        ------------------------------------------------------------------
            Income before income taxes             135,558          14,117
            Income tax provision                    48,800           5,082
        ------------------------------------------------------------------
        Net income                                $ 86,758        $  9,035
        ==========                                ========        ========
        Earnings per share:
          Primary                                    $2.09           $0.22
          Fully diluted                               2.07            0.22
        Number of shares used in per share
         calculations:
          Primary                               41,518,000      40,352,000
          Fully diluted                         41,827,000      40,511,000






















        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Operations
                  (Dollars in thousands, except for per share data)
                                     (Unaudited)



                                                     Six Months Ended
                                                  March 3,        March 4,
                                                    1994            1993
        ------------------------------------------------------------------
        Net sales                                 $710,597        $307,378
        ------------------------------------------------------------------
        Costs and expenses:
          Cost of goods sold                       370,693         221,513
          Selling, general, and
           administrative                           67,185          39,845
          Research and development                  33,048          25,496
        ------------------------------------------------------------------
            Total costs and expenses               470,926         286,854
        ------------------------------------------------------------------
        Operating income                           239,671          20,524
        Interest income (expense), net               1,439          (2,193)
        ------------------------------------------------------------------
            Income before income taxes             241,110          18,331
            Income tax provision                    86,799           6,599
        ------------------------------------------------------------------
        Net income                                $154,311        $ 11,732
        ==========                                ========        ========
        Earnings per share:
          Primary                                    $3.73           $0.29
          Fully diluted                               3.70            0.29
        Number of shares used in per share
         calculations:
          Primary                               41,371,000      39,944,000
          Fully diluted                         41,715,000      40,184,000

        Cash dividends declared per share            $0.05           $0.05





















        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)

                                                       Six Months Ended
                                                    March 3,       March 4,
                                                      1994           1993
        -------------------------------------------------------------------
        Cash flows from operating activities:
        Net income                                  $154,311       $ 11,732
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                               64,707         53,494
           Amortization                               22,981         12,165
           Increase in receivables                   (38,195)       (21,536)
           Increase in inventories                   (12,427)        (7,720)
           Increase in accounts payable and accrued
            expenses                                  24,957         25,559
           Increase (decrease) in deferred income
            taxes                                        707         (2,952)
           Increase in other long-term liabilities     3,298          1,494
           Other                                       9,008          2,506
        -------------------------------------------------------------------
        Net cash provided by operating activities    229,347         74,742
        -------------------------------------------------------------------
        Cash flows from investing activities:
        Purchase of investments                     (109,023)      (101,756)
        Proceeds from sale and maturity of
         investments                                  64,142         42,044
        Property, plant, and equipment
         expenditures                               (106,745)       (19,537)
        Purchase of product and process technology   (10,000)           --
        Other                                            629            466
        -------------------------------------------------------------------
        Net cash used for investing activities      (160,997)       (78,783)
        -------------------------------------------------------------------
        Cash flows from financing activities:
        Payments on equipment purchase contracts     (62,519)       (25,450)
        Repayments of debt                           (37,457)       (20,639)
        Proceeds from issuance of debt                20,343         24,793
        Proceeds from issuance of common stock         6,780         10,463
        Payment of Dividends                          (2,013)        (1,941)
        Other                                           (237)          (232)
        -------------------------------------------------------------------
        Net cash used for financing activities       (75,103)       (13,006)
        -------------------------------------------------------------------
        Net decrease in cash and equivalents          (6,753)       (17,047)
        Cash and equivalents at beginning of period   47,523         35,733
        -------------------------------------------------------------------
        Cash and equivalents at end of period       $ 40,770       $ 18,686
        =====================================       ========       ========

        Supplemental disclosures:
        Income taxes (paid) refunded               $(109,750)      $    238
        Interest paid                                 (2,985)        (3,115)
        Noncash investing and financing activities:
         Equipment acquisitions on contracts payable
          and capital leases                          57,045         25,639


        See accompanying notes to consolidated financial statements.

                      Notes to Consolidated Financial Statements
                 (All tabular dollar amounts are stated in thousands)


        1.   Unaudited Interim Financial Statements

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "company"), and their consolidated results of operations and cash flows.

             This report on Form 10-Q for the quarter and six months ended March 3, 1994 should be read in conjunction with the company's Annual Report to Shareholders and/or Form 10-K for the year ended September 2, 1993.


        2.   Receivables

                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Trade receivables                    $193,446       $155,010
             Other                                   6,406          7,145
             Allowance for returns and
              discounts                             (5,194)        (5,680)
             Allowance for doubtful accounts        (1,777)        (1,789)
                                                  --------       --------
                                                  $192,881       $154,686
                                                  ========       ========

        3.   Inventories

                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Finished goods                       $  6,533       $  7,343
             Work in progress                       59,130         52,473
             Raw materials and supplies             29,928         23,348
                                                  --------       --------
                                                  $ 95,591       $ 83,164
                                                  ========       ========




















                Notes to Consolidated Financial Statements, continued


        4.   Product and process technology, net

                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Product and process technology,
              at cost                             $139,881       $129,221
             Less accumulated amortization         (81,802)       (59,518)
                                                  --------       --------
                                                  $ 58,079       $ 69,703
                                                  ========       ========

        5.   Property, plant, and equipment, net

                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Land                                 $  7,968       $  7,483
             Buildings                             223,479        217,655
             Machinery and equipment               692,358        578,810
             Construction in progress               57,212         24,667
                                                  --------       --------
                                                   981,017        828,615
             Less accumulated depreciation
              and amortization                    (447,058)      (390,854)
                                                  --------       --------
                                                  $533,959       $437,761
                                                  ========       ========

        6.   Accounts payable and accrued expenses

                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Accounts payable                     $ 39,174       $ 34,740
             Salaries, wages, and benefits          41,699         28,829
             Product and process technology         78,405         45,932
             Income taxes payable                    1,568         30,581
             Commissions                             6,822          4,675
             Other                                  12,252         10,206
                                                  --------       --------
                                                  $179,920       $154,963
                                                  ========       ========























                Notes to Consolidated Financial Statements, continued


        7.   Long-term debt
                                                  March 3,     September 2,
                                                    1994           1993
                                                  --------     ------------
             Notes payable in monthly
              installments through January
              1999, weighted average interest
              rate of 7.26% and 8.24%,
              respectively                         $40,033        $31,174

             Capitalized lease obligations
              payable in monthly installments
              through April 1998, weighted
              average interest rate of 7.96%
              and 8.79%, respectively               13,880         28,550

             Noninterest bearing obligation,
              due in annual installments
              through November 1994, original
              face amount of $50.0 million
              (net of discount based on
              imputed interest rate of 10.25%)       9,310         18,775

             Noninterest bearing obligation,
              paid January 1994, (net of
              discount based on imputed
              interest rate of 7.41%)                  --           1,269
                                                   ---------      --------
                                                    63,223         79,768
             Less current portion                  (20,635)       (25,407)
                                                   -------        -------
                                                   $42,588        $54,361
                                                   =======        =======

        8.   Earnings per share

             Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

        9.   Income taxes

             Effective September 3, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 did not have a material effect on the company's financial position or results of operations. The estimated effective income tax rate for all periods presented was 36%.

             The approximate tax effect of temporary differences and carryforwards which give rise to the net deferred tax asset and liability are as follows:

                                                   March 3,
                                                    1994
                                                   --------
        Current deferred tax asset:

             Accrued compensation                    3,097
             Deferred income                         1,931
             Other                                   8,902
                                                  --------
               Net deferred tax asset             $ 13,930
                                                  ========

        Noncurrent deferred tax liability:
             Excess tax over book depreciation    $(50,263)
             Deferred internal patent charges       (2,182)
             Accrued compensation                    5,794
             Product and process technology
               amortization                          2,724
             Other                                  (2,006)
                                                  --------
               Net deferred tax liability         $(45,933)
                                                  ========

        10.  Commitments

             As of March 3, 1994, the company had commitments of approximately $165.1 million for equipment purchases and $60.0 million for the construction of buildings.

        11.  Contingencies

             Periodically, the company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the company's financial position or results of operations, and may require material changes in production processes and products.

             On March 9, 1994, the company entered into a patent cross-license agreement with Texas Instruments Incorporated ("TI"). As a result of this agreement, the various patent lawsuits between Micron Semiconductor, Inc., and TI in Idaho, Texas, and Delaware have been settled. Similar to a prior cross-license agreement between the parties which expired in 1992, the company will pay ongoing royalties to TI based on sales of DRAMs and other semiconductor devices. The company has accrued a sufficient amount to pay the royalties related to sales for periods from expiration of the previous cross-license to the date of the settlement.

             On November 13, 1992, Micron Semiconductor, Inc., filed a patent infringement action with the United States International Trade Commission ("ITC") against Goldstar Electron Company, Ltd., and Goldstar Electron America, Inc. (collectively, "Goldstar"), and Hyundai Electronics Industries Co., Ltd., and Hyundai Electronics America, Inc. (collectively, "Hyundai"). The Company has since entered into patent cross-license agreements with Goldstar and Hyundai. The ITC action against Goldstar and Hyundai has been dismissed.

             The company is a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the company's financial position or results of operations.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             All references are to the company's fiscal periods ended March 3, 1994 and March 4, 1993, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

             The company reported net income of $86.8 million, or $2.07 per fully diluted share, on net sales of $390.5 million for the second quarter of 1994, and net income of $154.3 million, or $3.70 per fully diluted share, on net sales of $710.6 million for the first six months of 1994. For the second quarter a year ago, the company reported net income of $9.0 million, or $0.22 per share, on net sales of $176.4 million, and for the first six months of 1993 reported net income of $11.7 million, or $0.29 per share, on net sales of $307.4 million.

             Net sales and profits in the first two quarters of fiscal 1994 were substantially higher than in comparable periods of fiscal 1993 reflecting favorable market conditions, improved productivity, and increased fab capacity. The company continues to benefit from strong market conditions for the 4 Meg DRAM which is responsible for a substantial portion of the company's net sales and net income. To date, only a limited portion of the company's production has been converted to the reduced die size 4 Meg DRAM. The company has begun to produce a limited number of 16 Meg DRAMs in a 400 mil package and is continuing to develop a reduced die size 16 Meg DRAM in a 300 mil package. The company expects that the 300 mil package will be required to meet volume market requirements. Any downturn in the market for 4 Meg DRAMs or a rapid transition to the 16 Meg DRAM as the industry's primary product would likely have a negative impact on the company's results of operations.

             The semiconductor industry has historically experienced significant volatility. As has occurred in the past in reaction to improved market conditions, the company and several competitors have recently announced expansions of semiconductor manufacturing capacity.

             Future operating results could be influenced by potentially adverse market conditions, expansion of total industry capacity faster than total industry demand, continuing high capital spending requirements to remain competitive in the industry, manufacturing yield fluctuations, patent litigation claims and litigation against the company, an inability of the company to keep pace with technological advances by competitors, and currency fluctuations resulting in a strengthening dollar against the yen. The market price for the company's common stock has been, and is expected to continue to be, extremely volatile. See "Certain Factors".


        Results of Operations


                                 Second Quarter          Six Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Net sales           $390,459 121.3% $176,410 $710,597 131.2% $307,378

             Net sales for the second quarter and first six months of fiscal 1994 were significantly higher than for the comparable periods of 1993 principally due to favorable market conditions resulting in higher average selling prices for 4 Meg and 1 Meg DRAM products, and increased sales of higher density memory products. Selling prices on average were lower for 2 Meg VRAM and 1 Meg SRAM products. Sales of 4 Meg DRAMs represented a substantial portion of the company's net sales for the second quarter of 1994. Memory volumes were higher for the second quarter and first six months of 1994 as compared to the corresponding periods of 1993 through shrinks of existing products, transitions to higher density memory products, increased wafer output, and yield improvements.

             The company's principal products for the first six months of 1994 were 4 Meg and 1 Meg DRAMs, 1 Meg SRAM, and 2 Meg and 1 Meg specialty DRAMs. SRAM net sales increased in both the second quarter and first six months of 1994, but declined as a percentage of total net sales to approximately 9% for the second quarter and first six months of 1994. SRAM net sales for the second quarter and first six months of 1993 were 15% and 17% of total net sales, respectively.

                                 Second Quarter          Six Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Cost of goods sold  $204,105  64.9% $123,738 $370,693  67.3% $221,513
        Gross margin %        47.7%           29.9%    47.8%           27.9%

             The company's overall gross margin percentage improved significantly, comparing both the second quarter and first six months of 1994 to the corresponding periods of 1993, due to generally higher selling prices and reductions in cost per unit of memory sold for DRAM products. Reductions in cost per unit sold were realized primarily from die shrinks, transition to higher density memory products, increased wafer output, and yield improvements. The company continues to transition to shrink versions of existing products. To date, only a limited portion of the company's production of 4 Meg DRAMs has been converted to the reduced die size version. The company has begun to produce a limited number of 16 Meg DRAMs in a 400 mil package and is continuing to develop a reduced die size 16 Meg DRAM in a 300 mil package. The company expects that the 300 mil device will become the industry's primary 16 Meg product. As is typical with product and process transitions, the company may experience volatility in manufacturing yields or other difficulties in ramping production of the 16 Meg DRAM to commercial volumes. The company's operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance.

             Sales of personal computers accounted for approximately 6% of total net sales for the second quarter and first six months of 1994. Gross margin percentages for personal computer sales are substantially lower than for the company's other products. Should sales of personal computers increase as a percentage of total net sales, the company's overall gross margin percentage would decrease.

             Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. The company recently settled various legal proceedings with Texas Instruments
        Incorporated.   The company has accrued a sufficient amount to pay
        the royalties under the settlement agreement related to sales for periods from expiration of the previous cross-license to the date of the settlement. The charges for product and process technology have remained, and are expected to remain, relatively constant as a percentage of net sales. Future product and process technology charges may fluctuate, however, as a result of claims that may be asserted in the future. See "Certain Factors".

                                 Second Quarter          Six Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Selling, general,
        and administrative  $ 33,094  40.6%  $23,545 $ 67,185  68.6% $ 39,845
        as a % of net sales     8.5%           13.3%     9.5%           13.0%

             Selling, general, and administrative expenses increased significantly in the second quarter and first six months of 1994 over the comparable periods of 1993, primarily as a result of higher personnel costs, increased commissions based on a higher level of net sales, increased costs incurred in conjunction with the company's action before the International Trade Commission and patent litigation, and a higher level of bad debt expense. These increases were partially offset by a $3 million pre-tax benefit realized in the second quarter of fiscal 1994 from an insurance reimbursement arising from settlement of the shareholders' consolidated class action lawsuit.

                                 Second Quarter          Six Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Research and
          development       $ 18,714  35.0% $ 13,861 $ 33,048  29.6% $ 25,496
        as a % of net sales     4.8%            7.9%     4.7%            8.3%

             Research and development expenses, which vary primarily with the number of wafers and personnel dedicated to new product and process development, increased in absolute dollars while decreasing as a percentage of net sales for the second quarter and first six months of 1994 compared to the corresponding periods of 1993. Efforts in the current quarter were focused primarily on development of the 16 Meg DRAM, and design and development of the 64 Meg DRAM, and of the 4 Meg and 16 Meg SRAMs. Development of VRAMs beyond the company's current 2 Meg generation has been terminated as the company pursues more cost-effective alternatives for graphics applications. The company expects that the absolute level of research and development expenses for fiscal 1994 will be higher than fiscal 1993 as additional resources are dedicated to development of the 16 Meg DRAM and design and development of the 64 Meg DRAMs as well as design and development of radio frequency identification products, non-volatile semiconductor memory devices, and new technologies relating to field emission flat panel displays.

             The company has begun to produce a limited number of 16 Meg DRAMs in a 400 mil package and is continuing to develop a reduced die size 16 Meg DRAM in a 300 mil package. The company expects that the 300 mil device will become the industry's primary 16 Meg product. Future results of operations may be adversely impacted if the company is unable to transition to these products in commercial volume in a timely fashion.


                                 Second Quarter          Six Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Income tax
          provision         $ 48,800   860% $  5,082 $ 86,799  1,215% $ 6,599


             Effective September 3, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 did not have a material effect on the company's financial position or results of operations. The effective tax rate for the second quarter and first six months of 1994 and 1993 was 36%.

        Liquidity and Capital Resources

             The company had cash and liquid investments of $223.2 million at March 3, 1994, representing an increase of $37.4 million during the first six months of 1994. The company's principal sources of liquidity during the first six months of 1994 were cash flows from operations of $229.3 million, equipment financing of $57.0 million, long-term debt of $20.3 million, and proceeds of $6.8 million from the issuance of common stock in connection with the company's employee stock purchase and stock option plans. The principal uses of funds in the first six months of 1994 were $106.7 million for property, plant, and equipment expenditures, $62.5 million for payments on equipment contracts, $37.5 million for payments on long-term debt, and $10.0 million for acquisition of product and process technology.

             On March 9, 1994, the company entered into a patent cross-license agreement with Texas Instruments Incorporated ("TI"). As a result of this agreement, the various lawsuits between the Micron Semiconductor, Inc., and TI in Idaho, Texas, and Delaware have been settled. Similar to a prior cross-license agreement between the parties which expired in 1992, the company will pay ongoing royalties to TI based on sales of DRAM and other semiconductor devices. The company has accrued a sufficient amount to pay the royalties related to sales for periods from expiration of the previous cross-license agreement to the date of the settlement. Royalties accrued from expiration of the prior cross-license to January 1, 1994, the effective date of the current agreement, will be paid in the third quarter of fiscal 1994.

             As of March 3, 1994, the company had commitments of approximately $165.1 million for equipment purchases and approximately $60.0 million for the construction of buildings. Anticipated capital expenditures include remodels and upgrades of existing fabrication facilities and equipment, and the construction of a central ion implant facility and an additional central utilities plant. Completion of these and future projects as currently anticipated will require substantial cash resources including significant payments out of the company's cash flow from operations for the current and upcoming fiscal year.

             In the second quarter of fiscal 1994, the company revised its bank credit agreement to increase the number of banks from two to four, increase the total borrowings available, and to change the collateral pledged. The revised agreement provides for borrowings up to $120 million under a revolving loan expiring January 1997. All equipment, accounts receivable, and inventories of Micron Technology, Inc., and Micron Semiconductor, Inc., not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreement. The agreement restricts, except with prior approval, declaration and payment of cash dividends or repurchase of common stock to an amount not in excess of the greater of $3.0 million or 25% of net income earned after September 2, 1993, and contains working capital requirements and other covenants. As of March 3, 1994, the company had no borrowings outstanding under the agreement.

             The company believes continuing investments in manufacturing technology, capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. Although external sources of cash have been required historically to supplement the company's cash flows from operations to fund these ongoing investments, the company currently expects that it will be able to fund its near-term liquidity needs through cash flows from operations, existing cash and liquid investment balances, and equipment financings. Depending on overall market conditions, the company may borrow amounts available under the bank credit agreement or pursue other external sources of liquidity.

        Certain Factors

             The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions as evidenced by significantly fluctuating product pricing. These circumstances historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs and SRAMs, which are the company's primary products. The company has recently benefited from supply and demand relationships resulting in favorable pricing and increased volume for the company's products. However, the company expects product pricing to return to the long-term historical declining trend line at some point in the future. The company experiences intense competition from a number of substantially larger foreign and domestic companies, which are reportedly adding significant semiconductor manufacturing capacity. Several of these new facilities use 8-inch wafers which contain greater than 70% more surface area than the company's exclusively used 6-inch wafer facility. Use of 8-inch wafers could result in a comparative cost advantage. A substantial increase in overall industry production capacity, adverse market conditions, and currency fluctuations resulting in a strengthening dollar against the yen, could result in
        downward pricing pressure.   A decline in the current favorable
        product pricing could have a material adverse effect on the company's results of operations. Historically, severe downward movements in product pricing have resulted in decreases in the market value for the company's stock.

             The manufacture of the company's products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. From time to time, the company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the company is unable to transition to future generation products in a timely fashion.

             Periodically, the company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the company's financial position or results of operations, and may require material changes in production processes and products.

                             Part II.  OTHER INFORMATION


        Item 1.  Legal Proceedings


             Micron Technology, Inc.'s patent cross-license agreement with Texas Instruments, Inc. ("TI"), expired on September 3, 1992. Attempts to negotiate a new cross-license agreement on terms acceptable to the company were unsuccessful. On September 2, 1992, Micron Semiconductor, Inc. ("MSI"), filed suit against TI in the United States District Court for the District of Idaho to have thirty-nine TI patents declared invalid or not infringed. This suit was amended on September 4, 1992, to include a claim against TI for infringement of one of MSI's patents. TI counterclaimed for infringement of the thirty-nine TI patents for the period since the expiration of the cross-license. On September 25, 1992, TI instituted a suit against Micron Technology, Inc., MSI, Hyundai Electronics Industries, Co., Ltd., Hyundai Electronics America, Inc., and Nova Marketing Incorporated in the United States District Court for the Eastern District of Texas alleging infringement of two of TI's patents. That suit was stayed pending the outcome of the Idaho case. On October 1, 1992, TI filed an amended complaint (amending an earlier unserved complaint filed on September 3, 1992) against MSI in the United States District Court for the Northern District of Texas to have certain MSI patents declared invalid or not infringed. On June 16, 1993, the Court in that action transferred TI's suit to the United States District Court in Idaho. On May 5, 1993, TI filed an additional suit against MSI in the United States District Court for the Eastern District of Texas alleging infringement of three TI patents not previously cited in TI's earlier suits. On September 20, 1993, MSI filed a counterclaim alleging infringement by TI of one of MSI's patents. On December 20, 1993, MSI filed a motion to amend its counterclaim alleging infringement by TI of three additional MSI patents. Simultaneously, on December 20, 1993, MSI filed a complaint against TI in the United States District Court for the District of Delaware alleging infringement by TI of the same three patents.
        MSI's infringement suit against TI and TI's infringement suit against MSI sought injunctive relief, compensatory damages, including treble damages, and attorneys' fees and costs. On March 9, 1994, the company entered into a patent cross-license agreement with TI. As a result of this agreement, the various patent lawsuits between MSI and TI in Idaho, Texas, and Delaware have been settled and will be dismissed with prejudice as to all claims of both parties, with each party to pay its own fees and costs.

             On November 13, 1992, MSI filed a patent infringement action with the United States International Trade Commission ("ITC") against Hyundai Electronics Industries Co., Ltd., Hyundai Electronics America, Inc., Goldstar Electron Co., Ltd., and Goldstar Electron America, Inc. On June 2, 1993, Micron Technology, Inc., and Goldstar Electron Co., Ltd., entered into a cross-licensing agreement. As a result of this agreement, the ITC action against Goldstar Electron Co., Ltd., and Goldstar Electron America, Inc., was terminated on August 3, 1993. Trial for the ITC action against Hyundai Electronics Industries Co., Ltd., and Hyundai Electronics America, Inc., (together, "Hyundai") was held before the ITC administrative law judge. On February 3, 1994, the company entered into a cross-license agreement with Hyundai. As a result of this agreement, the ITC action against Hyundai was terminated on March 9, 1994.

             On November 20, 1992, Thorn EMI North America, Inc., ("Thorn") filed suit against Micron Technology, Inc., and MSI in the United States District Court in the District of Delaware alleging infringement of four of Thorn's patents and seeking injunctive relief, compensatory damages, including treble damages, attorneys' fees, and costs. On December 4, 1993, the parties entered into a settlement agreement dismissing the lawsuit.

             A consolidated class action complaint was filed on January 18, 1990, in the United States District Court for the District of Idaho in substitution for five similar suits previously filed against the company and certain of its past and present officers and directors. The suit alleged federal securities law violations in connection with certain statements allegedly made by the company during the period from approximately December 1988 through September 1989 and claims of insider trading violations by certain past and present officers and directors, as well as pendant state law claims. On September 10, 1993, the court approved a settlement agreement between the parties providing for dismissal of the action with prejudice. Under the terms of the agreement, the company paid $6.0 million into a settlement fund on behalf of the plaintiff class. An intervening shareholder appealed the court's order approving the settlement alleging that the settlement was inadequate and that the attorney's fees charged to the class were excessive. The notice of appeal did not specify the basis for appeal, but the shareholder has now moved to dismiss the appeal voluntarily requesting that the court rule only on the issue of the objecting party's attorney fees. By the voluntary dismissal, the settlement is now final as to the company. The company filed a lawsuit on February 26, 1993, in the United States District Court for the District of Idaho against American Casualty Co. of Reading, Pennsylvania, the company's directors and officers liability insurance carrier ("American Casualty"), for the amount of the shareholders' suit settlement, plus attorney's fees and costs incurred in defending the class action. On March 1, 1994, the company and American Casualty entered into a settlement agreement.
        As a result of this agreement, American Casualty paid the company $6.0 million and the suit was dismissed with prejudice, with each party paying its own fees and costs.

             The company is also a party in various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the company's financial position or results of operations.

        Item 4.  Submission of Matters to a Vote of Security Holders.

             The Registrant's 1993 Annual Meeting of Shareholders was held on January 31, 1994 at the Registrant's corporate office. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 40,264,436 shares were entitled to vote.

             (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified:

                                      Votes         Votes          Broker
             Name of Nominee         Cast For      Withheld       Non-votes
             ---------------        ----------    ----------     -----------
             James W. Garrett       37,351,616       5,810         318,124
             Reid N. Langrill       37,351,876       5,550         318,324
             Thomas T. Nicholson    37,351,885       5,301         318,364
             Allen T. Noble         37,351,785       5,401         318,364
             Joseph L. Parkinson    37,351,588       5,598         318,364
             Don J. Simplot         37,350,999       6,187         318,564
             John R. Simplot        37,351,050       6,036         318,464
             Gordon C. Smith        37,243,753       5,313         318,484

             (b) An amendment to the company's Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 150,000,000 was approved with 34,422,063 votes in favor, 3,134,141 votes against, and 35,746 votes representing abstentions and broker non-votes.

             (c) An amendment to the company's 1985 Incentive Stock Option Plan to increase the number of shares reserved thereunder by 1,000,000 shares was approved with 34,603,227 votes in favor, 2,878,038 votes against, and 108,740 votes representing abstentions and broker non-votes.

             (d) The ratification of the appointment of Coopers & Lybrand as independent public accountants of the company for the fiscal year ending September 1, 1994 was approved with 37,522,533 votes in favor, 40,486 votes against, and 107,231 votes representing abstentions and broker non-votes.

        Item 6.  Exhibits and Reports on Form 8-K


             a)                   INDEX OF EXHIBITS


                 Exhibit
                  Number           Description of Exhibit
                 -------    ---------------------------------
                    11      Computation of per share earnings
                            for the quarters and six month
                            periods ended March 3, 1994, and
                            March 4, 1993


             b) The registrant filed a Report on Form 8-K dated February 28, 1994, announcing the company's board of directors approval of a 5 for 2 stock split effected in the form of a stock dividend effective April 1, 1994.

                                      SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Micron Technology, Inc.
                                          -----------------------
                                          (Registrant)




        Dated:  March 21, 1994            Reid N. Langrill
                                          ----------------------------------
                                          Vice President, Finance and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)