Form 10-Q
period 1994-06-02
MICRON TECHNOLOGY INC
filed 1994-06-21
CIK 723125

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q


                (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended       June 2, 1994
                                               ----------------------
                                          OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from            to
                                               ---------     --------

               Commission File Number                   1-10658
                                               ----------------------

                              MICRON TECHNOLOGY, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                    Delaware                            75-1618004
        -------------------------------  -----------------------------------
        (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


         2805 East Columbia Road, Boise, Idaho         83706-9698
        ----------------------------------------       ----------
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
        The number of outstanding shares of the registrant's Common Stock as of June 17, 1994 was 101,714,045.

                            Part I.  FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                               MICRON TECHNOLOGY, INC.

                             Consolidated Balance Sheets
                                (Dollars in thousands)

                                                June 2,        September 2,
                                                 1994              1993
                                              (Unaudited)
        -------------------------------------------------------------------
        ASSETS
        -------------------------------------------------------------------
        Current assets:
          Cash and equivalents               $   51,196          $ 47,523
          Liquid investments                    315,107           138,290
          Receivables                           210,317           154,686
          Inventories                            99,365            83,164
          Prepaid expenses                        2,940             1,493
          Deferred income taxes                  16,390            14,920
        ------------------------------------------------------------------
            Total current assets                695,315           440,076

        Product and process technology, net      50,693            69,703
        Property, plant, and equipment, net     599,795           437,761
        Other assets                             18,329            18,116
        ------------------------------------------------------------------
            Total assets                     $1,364,132          $965,656
        ==================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------------------------------------
        Current liabilities:
          Accounts payable and accrued
           expenses                          $  199,647          $154,963
          Deferred income                        10,151             5,501
          Equipment purchase contracts           17,823            24,913
          Current portion of long-term debt      29,179            25,407
        ------------------------------------------------------------------
            Total current liabilities           256,800           210,784

        Long-term debt                          127,550            54,361
        Deferred income taxes                    42,238            46,216
        Other liabilities                        28,829            14,786
        ------------------------------------------------------------------
            Total liabilities                   455,417           326,147
        ------------------------------------------------------------------
        Commitments and contingencies
        ------------------------------------------------------------------
        Shareholders' equity:
          Common stock, $.10 par value,
           authorized 150,000,000 shares,
           issued 101,698,000 and
           40,099,000 shares, respectively      10,170             4,010
          Additional paid-in capital            365,991           353,277
          Retained earnings                     534,003           282,468
          Unamortized stock compensation         (1,449)             (246)
        ------------------------------------------------------------------
            Total shareholders' equity          908,715           639,509
        ------------------------------------------------------------------
            Total liabilities and
             shareholders' equity            $1,364,132          $965,656
        ==================================================================

        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Operations
                  (Dollars in thousands, except for per share data)
                                     (Unaudited)


                                                       Quarter Ended
                                                   June 2,         June 3,
                                                    1994            1993
        -------------------------------------------------------------------
        Net sales                               $  426,392        $214,926
        -------------------------------------------------------------------
        Costs and expenses:
          Cost of goods sold                       206,967         132,323
          Selling, general, and
           administrative                           35,773          21,061
          Research and development                  22,933          14,685
        -------------------------------------------------------------------
            Total costs and expenses               265,673         168,069
        -------------------------------------------------------------------
        Operating income                           160,719          46,857
        Interest (income) expense, net              (2,293)            776
        -------------------------------------------------------------------
            Income before income taxes             163,012          46,081
            Income tax provision                    58,685          16,589
        -------------------------------------------------------------------
        Net income                              $  104,327        $ 29,492
        ===================================================================
        Earnings per share:
          Primary                                    $0.99           $0.29
          Fully diluted                               0.99            0.29
        Number of shares used in per share
         calculations:
          Primary                              105,630,000     101,400,000
          Fully diluted                        105,690,000     102,208,000

        Cash dividend declared per share             $0.05           --





















        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Operations
                  (Dollars in thousands, except for per share data)
                                     (Unaudited)



                                                     Nine Months Ended
                                                   June 2,         June 3,
                                                    1994            1993
        -------------------------------------------------------------------
        Net sales                               $1,136,989        $522,304
        -------------------------------------------------------------------
        Costs and expenses:
          Cost of goods sold                       577,660         353,836
          Selling, general, and
           administrative                          102,958          60,906
          Research and development                  55,981          40,181
        -------------------------------------------------------------------
            Total costs and expenses               736,599         454,923
        -------------------------------------------------------------------
        Operating income                           400,390          67,381
        Interest (income), net                      (3,732)          2,969
        -------------------------------------------------------------------
            Income before income taxes             404,122          64,412
            Income tax provision                   145,484          23,188
        -------------------------------------------------------------------
        Net income                              $  258,638        $ 41,224
        ===================================================================
        Earnings per share:
          Primary                                    $2.48           $0.41
          Fully diluted                               2.47            0.41
        Number of shares used in per share
         calculations:
          Primary                              104,116,000     100,101,000
          Fully diluted                        104,905,000     100,932,000

        Cash dividends declared per share            $0.07           $0.02





















        See accompanying notes to consolidated financial statements.

                               MICRON TECHNOLOGY, INC.

                        Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                     (Unaudited)

                                                       Nine Months Ended
                                                     June 2,        June 3,
                                                      1994           1993
        --------------------------------------------------------------------
        Cash flows from operating activities:
        Net income                                $  258,638       $ 41,224
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                              100,852         84,168
           Amortization                               39,232         18,664
           Increase in receivables                   (55,631)       (29,915)
           Increase in inventories                   (16,201)       (13,649)
           Increase in accounts payable and accrued
            expenses                                  44,684         44,064
           Other                                      18,599         11,891
        --------------------------------------------------------------------
        Net cash provided by operating activities    390,173        156,447
        --------------------------------------------------------------------
        Cash flows from investing activities:
        Purchase of investments                     (272,519)      (164,608)
        Proceeds from sale and maturity of
         investments                                  94,961         80,344
        Property, plant, and equipment
         expenditures                               (176,569)       (52,250)
        Purchase of product and process technology   (18,000)          (200)
        Other                                          1,072           (472)
        ---------------------------------------------------------------------
        Net cash used for investing activities      (371,055)      (137,186)
        ---------------------------------------------------------------------
        Cash flows from financing activities:
        Proceeds from issuance of debt               117,183         41,651
        Payments on equipment purchase contracts     (94,039)       (44,170)
        Repayments of debt                           (41,349)       (49,198)
        Proceeds from issuance of common stock        10,239         14,230
        Payment of Dividends                          (7,096)        (1,941)
        Other                                           (383)          (245)
        ---------------------------------------------------------------------
        Net cash used for financing activities       (15,445)       (39,673)
        ---------------------------------------------------------------------
        Net increase (decrease) in cash and
         equivalents                                   3,673        (20,412)
        Cash and equivalents at beginning of period   47,523         35,733
        ---------------------------------------------------------------------
        Cash and equivalents at end of period     $   51,196       $ 15,321
        =====================================================================
        Supplemental disclosures:
        Income taxes paid, net                    $ (138,022)        (7,676)
        Interest paid                                 (4,527)        (4,750)
        Noncash investing and financing activities:
         Equipment acquisitions on contracts payable
          and capital leases                          86,949         50,256





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

             This report on Form 10-Q for the quarter and nine months ended June 2, 1994 should be read in conjunction with the company's Annual Report to Shareholders and/or Form 10-K for the year ended September 2, 1993.



        2.   Receivables

                                                   June 2,     September 2,
                                                    1994           1993
                                                -----------    ------------
             Trade receivables                  $  210,883       $155,010
             Other                                   8,891          7,145
             Allowance for returns and
              discounts                             (7,344)        (5,680)
             Allowance for doubtful accounts        (2,113)        (1,789)
                                                -----------     -----------
                                                $  210,317       $154,686
                                                ===========     ===========

        3.   Inventories

                                                   June 2,     September 2,
                                                    1994           1993
                                                -----------    ------------
             Finished goods                     $    8,221       $  7,343
             Work in progress                       56,992         52,473
             Raw materials and supplies             34,152         23,348
                                                -----------    ------------
                                                $   99,365       $ 83,164
                                                ===========    ============























                Notes to Consolidated Financial Statements, continued


        4.   Product and process technology, net

                                                   June 2,     September 2,
                                                    1994           1993
                                                ------------   ------------
             Product and process technology,
              at cost                           $  148,297       $129,221
             Less accumulated amortization         (97,604)       (59,518)
                                                ------------     ----------
                                                $   50,693       $ 69,703
                                                ============     ==========

        5.   Property, plant, and equipment, net

                                                   June 2,     September 2,
                                                    1994           1993
                                                ----------     ------------
             Land                               $    7,968       $  7,483
             Buildings                             235,554        217,655
             Machinery and equipment               762,205        578,810
             Construction in progress               67,226         24,667
                                                ----------       --------
                                                 1,072,953        828,615
             Less accumulated depreciation
              and amortization                    (473,158)      (390,854)
                                                ----------       --------
                                                $  599,795       $437,761
                                                ==========       ========


        6.   Accounts payable and accrued expenses

                                                   June 2,     September 2,
                                                    1994           1993
                                                ----------     ------------
             Accounts payable                   $   51,031       $ 34,740
             Salaries, wages, and benefits          47,646         28,829
             Product and process technology         46,236         45,932
             Income taxes payable                   33,587         30,581
             Commissions                             5,429          4,675
             Other                                  15,718         10,206
                                                ----------       --------
                                                $  199,647       $154,963
                                                ==========       ========






















                Notes to Consolidated Financial Statements, continued


        7.   Long-term debt
                                                   June 2,     September 2,
                                                    1994           1993
                                               ------------    ------------

             Notes payable in monthly
              installments through May
              1999, weighted average interest
              rate of 7.30% and 8.24%,
              respectively                      $  117,595        $31,174

             Capitalized lease obligations
              payable in monthly installments
              through April 1998, weighted
              average interest rate of 7.94%
              and 8.79%, respectively               13,200         28,550

             Noninterest bearing obligation,
              due June 1997, original face
              amount $19.8 million (net of
              discount based on imputed
              interest rate of 6.50%)               16,357            --

             Noninterest bearing obligation,
              due in annual installments
              through November 1994, original
              face amount of $50.0 million
              (net of discount based on
              imputed interest rate of 10.25%)       9,577         18,775

             Noninterest bearing obligation,
              paid January 1994, (net of
              discount based on imputed
              interest rate of 7.41%)                  --           1,269

                                                ----------        -------
                                                   156,729         79,768
             Less current portion                  (29,179)       (25,407)
                                                ----------        -------
                                                $  127,550        $54,361
                                                ===========       =======

        8.   Earnings per share

             Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

             On March 1, 1994, the company's board of directors announced a five-for-two stock split, effected in the form of a stock dividend, to shareholders of record on April 1, 1994. A total of 60,942,000 additional shares were issued in conjunction with the stock split. The company distributed cash in lieu of fractional shares resulting from the stock split. The company's par value of $0.10 per share remained unchanged. As a result, $6.1 million was transferred from additional paid-in capital to common stock. All share and per share amounts have been restated to reflect retroactively the stock split.

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

             The approximate tax effect of temporary differences and carryforwards which give rise to the net deferred tax asset and liability are as follows:

                                                   June 2,
                                                    1994
                                                 ---------
        Current deferred tax asset:

             Accrued compensation                    3,831
             Deferred income                         2,136
             Inventory                               2,062
             Other                                   8,361
                                                  --------
               Net deferred tax asset             $ 16,390
                                                  ========

        Noncurrent deferred tax liability:
             Excess tax over book depreciation    $(47,911)
             Deferred internal patent charges       (2,282)
             Product and process technology
               amortization                          6,912
             Accrued compensation                    4,371
             Other                                  (3,328)
                                                  --------
               Net deferred tax liability         $(42,238)
                                                  ========

        10.  Commitments

             As of June 2, 1994, the company had commitments of approximately $219 million for equipment purchases and $82 million for the construction of buildings.

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

             The company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the company's financial position or results of operations.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             All references are to the company's fiscal periods ended June 2, 1994 and June 3, 1993, unless otherwise indicated. All tabular dollar amounts are stated in thousands.

             Net sales for the third quarter of 1994 were $426 million, compared to net sales of $215 million for the same quarter a year ago. Net sales for the first nine months of 1994 totaled $1,137 million, compared to $522 million for the first nine months of 1993.

             The company reported net income of $104 million, or $0.99 per fully diluted share, for the third quarter of 1994, and net income of $259 million, or $2.47 per fully diluted share for the first nine months of 1994. For the third quarter of 1993, the company reported net income of $29 million, or $0.29 per fully diluted share, and for the first nine months of 1993 reported net income of $41 million, or $0.41 per fully diluted share.


        Results of Operations


                                Third Quarter         Nine Months Ended
                          ------------------------ --------------------------
                            1994  % Change  1993      1994   % Change  1993
                          ------------------------ --------------------------
        Net sales         $426,392  98.4% $214,926 $1,136,989 117.7% $522,304

             Net sales for the third quarter and first nine months of fiscal 1994 were significantly higher than for the comparable periods of 1993 principally due to favorable market conditions and higher volumes of semiconductor memory sold. Memory volumes were generally higher as a result of a combination of increased wafer output, improved yields, shrinks of existing products, and transitions to higher density memory products.

             The company has benefited from supply and demand relationships resulting in relatively stable product pricing for approximately the past two years. Pricing per megabit for DRAM products has historically declined approximately 30% per year on a long-term trend line. The company's net sales would have been substantially lower had actual average selling prices followed the long-term trend line in the third quarter and first nine months of 1994. Several competitors, both foreign and domestic, are reportedly adding significant semiconductor manufacturing capacity. Excess supply would cause a rapid fall in product pricing to, or below, the long-term declining trend line.

             The company's principal product for the first nine months of 1994 was the 4 Meg DRAM. Volumes for specialty DRAMs decreased in the third quarter and first nine months of 1994 compared to the corresponding periods of 1993 as the company dedicated more production resources to the 4 Meg DRAM. SRAM net sales were higher in both the third quarter and first nine months of 1994 as compared to the corresponding periods of 1993, but declined as a percentage of total net sales to approximately 7% and 8% for the third quarter and first nine months of 1994, respectively. SRAM net sales for the third quarter and first nine months of 1993 were 14% and 16% of total net sales, respectively.

                                  Third Quarter         Nine Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Cost of goods sold  $206,967  56.4% $132,323 $577,660  63.3% $353,836
        Gross margin %         51.5%           38.4%    49.2%           32.3%


             The company's overall gross margin percentage improved significantly for both the third quarter and first nine months of 1994 compared to the corresponding periods of 1993 due to relatively stable average selling prices and reductions in cost per unit of memory sold for DRAM products. Reductions in cost per unit sold were realized primarily from a combination of increased wafer output, yield improvements, die shrinks, and transition to higher density memory products.

             The company has been producing a limited quantity of 400 mil 16 Meg DRAMs for internal qualification and customer sampling purposes.
        No major customer sales in large quantities have occurred to date.
        The company continues to develop a reduced die size 16 Meg DRAM in a 300 mil package which is expected to be the preferred market package. Due to currently lower manufacturing yields associated with the 16
        Meg DRAM as compared to the company's more mature products, a rapid transition to the 16 Meg DRAM as the industry's primary product without significant improvement in the company's manufacturing yields would have a negative impact on the results of operations.

             Sales of personal computers accounted for approximately 6% and 7% of total net sales for the third quarter and first nine months of 1994, respectively. Gross margin percentages for personal computer sales are substantially lower than for the company's other products. Should sales of personal computers increase as a percentage of total net sales, the company's overall gross margin percentage would decrease.

             Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. The charges for product and process technology have remained relatively constant as a percentage of net sales across all periods presented. Future product and process technology charges may increase, however, as a result of claims that may be asserted in the future. See "Certain Factors".



                                  Third Quarter         Nine Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Selling, general,
        and administrative  $ 35,773  69.9%  $21,061 $102,958  69.0% $ 60,906
        as a % of net sales     8.4%            9.8%     9.1%           11.7%

             Selling, general, and administrative expenses increased significantly in the third quarter and first nine months of 1994 over the comparable periods of 1993, primarily as a result of higher personnel costs. The higher personnel costs were primarily due to the company's employee compensation program which provides incentives relating directly to the financial performance of the company. Also contributing to the increase in selling, general, and administrative expense for the first nine months of 1994 compared to the first nine months of 1993 were increased costs incurred in conjunction with the company's action before the International Trade Commission and patent litigation, each of which have since been settled, increased sales commissions based on a higher level of net sales, and a higher level of state sales tax.


                                  Third Quarter         Nine Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Research and
          development       $ 22,933  56.2% $ 14,685 $ 55,981  39.3% $ 40,181
        as a % of net sales     5.4%            6.8%     4.9%            7.7%

             Research and development expenses, which vary primarily with the number of wafers and personnel dedicated to new product and process development, were higher, but decreased as a percentage of net sales, for the third quarter and first nine months of 1994 compared to the corresponding periods of 1993. Efforts in the current quarter were focused primarily on development of the 16 Meg DRAM, and design and development of the 64 Meg DRAM and the 4 Meg and 16 Meg SRAMs. Development of VRAMs beyond the company's current 2 Meg generation has been terminated as the company pursues more cost-effective alternatives for graphics applications. The company expects research and development expense for fiscal 1994 to be significantly higher than fiscal 1993 as additional resources are dedicated to development of the 16 Meg DRAM shrink and design and development of the 64 Meg and 256 Meg DRAMs as well as design and development of new technologies including radio frequency identification products, non-volatile semiconductor memory devices, and field emission flat panel displays.



                                  Third Quarter         Nine Months Ended
                            ------------------------ ------------------------
                              1994  % Change  1993     1994  % Change  1993
                            ------------------------ ------------------------
        Income tax
          provision         $ 58,685   254% $ 16,589 $145,484   527%  $23,188

             Effective September 3, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption of SFAS No. 109 did not have a material effect on the company's financial position or results of operations. The effective tax rate for the third quarter and first nine months of 1994 and 1993 was 36%.

        Liquidity and Capital Resources

             The company had cash and liquid investments of $366 million as of June 2, 1994, representing an increase of $180 million during the first nine months of 1994. The company's principal sources of liquidity during the first nine months of 1994 were cash flows from operations of $390 million, issuance of long-term debt of $117 million, equipment financing of $87 million, and proceeds of $10 million from the issuance of common stock in connection with the company's employee stock purchase and stock option plans. The principal uses of funds in the first nine months of 1994 were $177 million for property, plant, and equipment, $94 million for repayments of equipment contracts, $41 million for payments on long-term debt, $18 million for acquisition of product and process technology, and $7 million for payments of cash dividends.

             As of June 2, 1994, the company had commitments of approximately $219 million for equipment purchases and approximately $82 million for the construction of buildings. Anticipated capital expenditures include remodels and upgrades of existing fabrication facilities and equipment, and the construction of a central ion implant facility, a new developmental wafer fabrication facility, and an additional central utilities plant. Completion of these and future projects as currently anticipated will require substantial cash resources including significant payments out of the company's cash flow from operations through the upcoming fiscal year.

             The company's bank credit agreement provides for borrowings of up to $120 million under a revolving loan expiring January 1997. Substantially all of the tangible assets of the company's semiconductor memory operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreement. The agreement contains certain financial covenants. As of June 2, 1994, the company had no borrowings outstanding under the agreement.

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


        Certain Factors

             The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions as evidenced by significantly fluctuating product pricing. These circumstances historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the company's primary products. The company has recently benefited from supply and demand relationships resulting in relatively stable product pricing. However, the company expects product pricing to return to the long-term historical declining trend line at some point in the future.
        The company experiences intense competition from a number of substantially larger foreign and domestic companies, which are reportedly adding significant semiconductor manufacturing capacity. Several of these new facilities use 8-inch wafers which contain greater than 70% more surface area than the company's exclusively used 6-inch wafer facility. Use of 8-inch wafers could result in a comparative cost advantage. A substantial increase in overall industry production capacity, adverse market conditions, and currency fluctuations resulting in a strengthening dollar against the yen,
        could result in downward pricing pressure.   A decline in the current
        favorable product pricing could have a material adverse effect on the company's results of operations. Historically, severe downward movements in product pricing have resulted in decreases in the market value for the company's stock.

             The manufacture of the company's products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. From time to time, the company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The company continues to develop a reduced die size 16 Meg DRAM in a 300 mil package which is expected to be the preferred market package. The company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the company is unable to transition to future generation products in a timely fashion or at gross margin rates comparable to the company's current primary products.

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

                             Part II.  OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K


             a)                   INDEX OF EXHIBITS


                 Exhibit
                  Number           Description of Exhibit
                 -------    --------------------------------
                    11      Computation of per share earnings
                            for the quarters and nine month
                            periods ended June 2, 1994, and
                            June 3, 1993

             b) The registrant did not file any Reports on Form 8-K during the quarter ended June 2, 1994.

                                      SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Micron Technology, Inc.
                                          ---------------------------------
                                          (Registrant)




        Dated:  June 20, 1994            Reid N. Langrill
                                         ----------------------------------
                                         Vice President Finance, Treasurer,
                                         and Chief Financial Officer (Principal
                                         Financial and Accounting Officer)