Form 10-K
period 1994-09-01
MICRON TECHNOLOGY INC
filed 1994-09-23
CIK 723125

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended              September 1, 1994
                         ----------------------------------------------

                                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from                   to
                               ------------------  --------------------
Commission file number              1-10658
                      -------------------------------------------------

                             Micron Technology, Inc.
                             -----------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                  75-1618004
- - ----------------------------------------           ---------------------
(State or other jurisdiction of	                   (I.R.S. Employer
incorporation or organization)	                    Identification No.)

2805 East Columbia Road, Boise, Idaho	               83706-9698
- - ----------------------------------------           ---------------------
(Address of principal executive offices)	       (Zip Code)

Registrant's telephone number, including area code	 (208) 368-4000
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
Common Stock, par value $.10 per share	       New York Stock Exchange
- - --------------------------------------------------------------------------------

         Securities registered pursuant to Section 12(g) of the Act:
                                  None
                         ------------------------
                              (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.[   ]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on September 1, 1994, as reported by the New York Stock Exchange, was approximately $3.1 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock as of September 1, 1994, was 101,896,582.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement for registrant's 1994 Annual Meeting of Shareholders to be held on January 30, 1995, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                                   PART I
Item 1. Business

General

     Micron Technology, Inc., is a Delaware holding company with the following principal operating subsidiaries: Micron Semiconductor, Inc., Micron Custom Manufacturing Services, Inc., and Micron Computer, Inc. These subsidiaries' operations principally serve the computer, telecommunications, and office automation industries. As used in this Annual report on Form 10-K, the term "company" means Micron Technology, Inc., and its subsidiaries.

     Micron Semiconductor, Inc. ("MSI"), the primary operating subsidiary of Micron Technology, Inc., designs, manufactures, and markets semiconductor memory components primarily for use in various computer applications. MSI's products include Dynamic Random Access Memories ("DRAM"s), Static RAMs ("SRAM"s), specialty DRAMs, and specialty SRAMs. Micron Custom Manufacturing Services, Inc., specializes in the custom manufacture of complex circuit board assemblies and the recovery and test of nonstandard semiconductor memory components. Micron Computer, Inc., develops, assembles, and markets high-performance, memory-intensive personal computers.

     Additional subsidiaries include: Micron Communications, Inc., which is engaged in research and development of technologies related to radio frequency identification products; Micron Construction, Inc., which provides construction management services for facility owners and developers; Micron Display Technology, Inc., which is engaged in research and development of technologies related to flat panel field emission displays; Micron Investments, Inc., which makes investments in publicly held securities; Micron Quantum Devices, Inc., which is engaged in research and development of nonvolatile semiconductor memory devices;
and Micron Systems Integration, Inc., which designs, manufactures, and markets semiconductor testing equipment, including AMBYX(registered) Intelligent Test and Burn-in systems, and high throughput device loading and unloading equipment.

Products

     The company's product strategy is focused primarily on the design, development, and manufacture of semiconductor memory products for standard and custom memory applications, with various packaging and configuration options, architectures, and performance characteristics.

     (a) Dynamic Random Access Memory. DRAMs are semiconductor devices which store digital information in the form of bits and provide high speed storage and retrieval of data. Manufacture of the company's DRAM products utilizes proprietary advanced complimentary metal-oxide-silicon ("CMOS") process technologies. DRAMs are the highest density, lowest cost per bit, random access memory component available, and are the most widely used semiconductor memory components in most computer systems.
Demand for the company's products has recently benefited primarily from strong market conditions for personal computers and increasingly memory-intensive software applications. The company's primary product during 1994 was the 4 Meg DRAM, which sells in multiple configurations, speeds, and package types. The company is currently pursuing internal qualification of its 16 Meg DRAM in a 300 mil package, which is expected to be the preferred market package, and is beginning to transfer the 64 Meg DRAM from the pilot line to the manufacturing area. The 256 Meg DRAM is in the early stages of development (see "Research and Development"). Efficient DRAM production requires utilization of advanced semiconductor manufacturing techniques. The company is engaged in an ongoing effort to enhance its production processes to reduce the die size of existing products and increase capacity utilization. Smaller die sizes and higher production yields reduce manufacturing costs. Development of Video RAMs beyond the company's current 2 Meg generation has been terminated, as the company pursues development of more cost-effective memory products for graphics applications. DRAM sales, including specialty DRAMs, represented approximately 73%, 72%, and 79% of total company net sales in fiscal
1994, 1993, and 1992, respectively.

     (b) Static Random Access Memory. SRAMs perform memory functions much the same as DRAMs; however, unlike DRAMs, SRAM memory cells are not required to be electronically refreshed, which generally increases the speed at which they operate and simplifies system designs. The company's SRAM family focuses on the high-performance sector of the SRAM market, which requires very high speed access to memory. SRAMs include more complex electronic circuitry than DRAMs, resulting in higher per bit production costs. The market for high-performance SRAMs has grown with the number of applications that require a "buffer" or "cache" of high speed memory between the central processing unit and the main DRAM-based memory. The company manufactures its current SRAM products utilizing CMOS process technologies. The company currently sells 64K, 256K, and 1 Meg SRAMs in a variety of configurations, speeds, and package types, and has a 4 Meg
SRAM under development. SRAM sales represented approximately 8%, 14%, and 18% of total company net sales in fiscal 1994, 1993, and 1992, respectively.

     (c) Board-level products. The company manufactures and markets a variety of memory-intensive module and complex printed circuit board products, all of which utilize semiconductor memory components. The company's custom manufacturing efforts are focused on providing a full range of turnkey manufacturing services, including design layout and product engineering, materials procurement, inventory management, quality assurance, and just-in-time delivery. The company's board-level products are assembled utilizing surface mount technology ("SMT") that can accommodate a high density of memory components. Revenue from sales of board-level products reached approximately 7% of consolidated net sales in fiscal 1994.

     (d) Personal Computers. The company established a personal computer manufacturing operation in fiscal 1992 focusing on high-performance, memory-intensive personal computer systems. Revenue from sales of personal computers constitute an increasing percentage of total net sales and comprised approximately 8% of consolidated net sales in fiscal 1994.

Marketing and Customers

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These circumstances historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the company's primary products.

     The company's products are essentially interchangeable with, and have similar functionality to, products offered by the company's competition. Customers for the company's semiconductor memory products include most major domestic computer manufacturers and other customers in the computer, telecommunications, and office automation industries. The company markets products worldwide through independent sales representatives, distributors, and direct sales personnel.
Sales representatives serve on a commission basis and obtain orders subject to final acceptance by the company. Shipments against accepted orders are made directly to the customer by the company. Distributors carry the company's products in inventory and typically sell a variety of products, including competitors' products. Under the company's distribution agreements, distributors may be entitled to price rebates on inventory if the company lowers the price of its products, and to rights to return certain company products.

     Many of the company's customers require a thorough review or "qualification" of new products and processes. In some instances, qualification may take six months or longer. As the company diversifies its product lines and reduces the die sizes of existing products, acceptance of these products and processes may be inhibited by this qualification procedure.There can be no assurance that new products or processes will be qualified for purchase by existing customers.

     The company sells products in both domestic and international markets. Sales to Compaq Computer Corporation approximated 11% of net sales in fiscal 1994 and 10% in fiscal 1993. No customer's sales individually comprised 10% or more of net sales in fiscal 1992. Export sales totaled approximately $471 million for fiscal 1994, including approximately $248 million to the Far East and $159 million to Europe. Export sales approximated $251 million and $162 million for fiscal years 1993 and 1992, respectively. Export sales are primarily in United States currency. The company incurs import duties on sales into Europe of up to 14% of the product value. The company's subsidiaries have sales offices in the United Kingdom, Germany, Singapore, and Taiwan.

     The company markets its custom manufacturing services through a direct sales force that interfaces with independent sales representatives and, to a lesser extent, original equipment manufacturers. Board level products are also marketed directly to existing DRAM and SRAM component customers.

     The company's personal computers are marketed primarily through direct advertising. Sales have historically been made through mail and telephone orders and through a single retail outlet. Increasingly, sales are made through industrial distributors and value-added resellers.

     Consistent with industry practice, the company typically provides a limited warranty that its products are in compliance with specifications existing at the time of delivery. All other warranties are typically disclaimed. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

Backlog

     The rate of booking new orders varies from month to month and depends upon the scheduling practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Orders for the company's primary products are typically entered into with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of
                                                                           2
customer changes in delivery schedules or cancellation of orders without significant penalty, the company does not believe that its backlog, as of any particular date, is firm or that it is a reliable indicator of actual sales for any succeeding period.

Research and Development

     Rapid technological change and intense price competition place a premium on new product and process development efforts. The company's continued ability to compete in the memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development is being performed in strategic areas related to the company's historical semiconductor expertise. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors" and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies".

     Internal qualification is under way on the 16 Meg DRAM in a 300 mil package, which is expected to be the preferred market package. Internal qualification typically occurs at the end of the development cycle before initial production quantities are released for qualification by major customers. The company's research and development efforts on the 64 Meg DRAM have progressed and the company is beginning to transfer a prototype part from the pilot line to the manufacturing area for further product development and evaluation. Additional research and development efforts are focused primarily on design and development of the 256 Meg DRAM and 4 Meg SRAM. Manufacturing efficiencies from new product and process development are incorporated into the manufacture of existing products where cost reductions can be realized.

     The company has entered into various research and development cost-sharing contracts with the Advanced Research Projects Agency ("ARPA") aggregating approximately $21 million to pursue multi-year development of an advanced 16 Meg SRAM process, a flat panel field emission display, and alternative semiconductor materials. The company is also researching and developing technologies related to radio frequency identification products and nonvolatile memory devices. Research and development expenditures were $83 million, $57 million, and $48 million in 1994, 1993, and 1992, respectively.

Patents and Licenses

     As of September 1, 1994, the company owned 557 United States patents relating to the use of its products and processes. In addition, the company has numerous United States and foreign patent applications pending. There can be no assurance that patents will ever be issued for such applications or that any issued patents will be determined to be valid. The company intends to continue to seek patent protection on any of its significant patentable technology.

     The company has entered into several cross-license agreements with third parties. The agreements require one-time and/or periodic royalty payments and expire at various times. A significant portion of the one-time payments were capitalized and are being amortized over the shorter of the estimated useful life of the technology, the patent term, or the term of the agreement. Royalty and other product and process technology expenses were $128 million, $78 million, and $45 million in fiscal 1994, 1993, and 1992, respectively. It may be necessary or advantageous in the future for the company to obtain additional patent licenses or to renew existing license agreements, several of which expire in the next fiscal year. The company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the company.

     Periodically, the company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. An adverse decision on infringement of patents may have a material adverse effect on the company's financial position or results of operations, and may require material changes in production processes or products. For additional discussion of product and process technology issues, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies".

Competition

     The company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Fujitsu, Ltd., Goldstar Electron, Co., Ltd.,
Hitachi, Ltd., Hyundai Electronics, Co., Ltd., Mitsubishi Electric
Corp., Motorola, Inc., NEC Corp., Samsung Semiconductor, Inc., Texas Instruments, Inc., and Toshiba Corporation. The company has captured a very small percentage of the semiconductor memory market and may be at a disadvantage in competing against these larger manufacturers with significantly greater capital resources, larger engineer/employee bases, and more diversified product lines which may provide long-term advantages in research and new product development and better enable them to withstand periodic downturns in the semiconductor market. In addition, the company believes its competition has sufficient resources and manufacturing capacity to influence market pricing.
                                                                           3

     As has occurred in the past in reaction to improved market conditions, many of the company's competitors are adding new facilities designed to use 8-inch wafers, which have approximately 84% greater usable surface area than the 6-inch wafer currently used by the company. The company believes many competitors are currently achieving significantly lower yields for their 16 Meg DRAM products than would be expected when such products mature. Yield improvements by these competitors would dramatically increase worldwide semiconductor memory capacity. Excess supply as a result of increased semiconductor manufacturing capacity, adverse market conditions, or currency fluctuations resulting in a strengthening dollar against the yen, could result in downward pricing pressure. A decline in the current favorable product pricing would have a material adverse effect on the company's results of operations.

     The company's custom manufacturing operations compete against numerous domestic and offshore contract manufacturers, including such companies as Avex, Benchmark, DOVAtron, Jabil, SCI, and Solectron. In addition, the company competes against the in-house manufacturing capabilities of its existing customers as well as with certain large computer manufacturers, including DEC and IBM. Many of the company's custom manufacturing competitors have substantially greater manufacturing, financial, and marketing resources dedicated to custom manufacturing.
These resources and the competitors' multiple domestic and overseas manufacturing locations in close geographic proximity to the customer base, may place the company's limited custom manufacturing operations at a competitive disadvantage.

     The company's personal computer operations experience intense competition from a number of domestic and foreign personal computer manufacturers, particularly from those who also market personal computer systems through direct distribution channels. The company's principal personal computer competitors include Compaq Computer Corporation, Dell Computer Corporation, and Gateway 2000, Inc. Personal computer products are differentiated based primarily on price, performance, reliability, service and support. As a result of competitive pricing pressures, the margins realized on the company's personal computer products are substantially lower than the margins currently realized by the company's primary semiconductor memory products.

Manufacturing

     Semiconductor memory manufacturing cost is primarily a function of circuit size (since the potential number of good circuits per wafer increases with reduced circuit size), number of mask layers, and the yield of acceptable die produced on each wafer. Other contributing factors are wafer size, number of fabrication steps, costs and sophistication of the manufacturing equipment, package type, equipment up time, process complexity, and cleanliness. The manufacture of the company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in, and final test.

     The company's principal semiconductor memory manufacturing facility includes two 6-inch wafer fabrication lines equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers, and automated mask inspection systems. The production facility operates in 12-hour shifts, 24 hours per day, and 7 days per week (in three or four day shift cycles) to reduce down time during shift changes, and seeks to reduce fabrication costs further through 100% utilization of fabrication capacity. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Notwithstanding the highly controlled manufacturing operation, equipment does not consistently perform flawlessly, and minute impurities, defects in the photomasks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of the company's manufacturing operations will be dependent largely on the ability to minimize such impurities and to maximize yield of acceptable, high-quality circuits.
In this regard, the company employs rigorous quality controls throughout the manufacturing, screening, and testing processes.

     After fabrication, each silicon wafer is separated into individual circuits. Functional circuits are connected to external leads by extremely fine wire and are assembled into plastic packages. Each completed package is then inspected, sealed, and tested. The assembly process uses high speed automatic systems such as wire bonders, as well as semiautomatic plastic encapsulation and solder systems. The company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products, and conducts numerous quality control inspections throughout the entire production flow. In addition, through the utilization of its proprietary AMBYX line of intelligent test and burn-in systems, the company simultaneously conducts circuit testing of all die during the burn-in process, thereby providing improved quality and reliability data and reduced time and cost of testing.
                                                                           4

     The company may convert some or all of its 6-inch wafer fabrication lines to 8-inch processing capabilities over the next several years. Significant capital expenditures would be required for the conversion and there can be no assurance that the conversion can be accomplished without disruption of production. Several other semiconductor manufacturers are also adding significant manufacturing capacity. All semiconductor memory manufacturers compete for and are dependent upon a limited number of sophisticated equipment suppliers. The cyclical nature of the industry often results in extended lead times for equipment deliveries. There can be no assurance the company will not encounter delays in the company's currently planned expansion as a result of limited availability of equipment.

     The company's custom manufacture of board-level products involves the attachment of various electronic components, such as memory components and processors, to a printed circuit board. Nearly all of the board-level products assembled by the company are assembled utilizing SMT, in which the component leads are soldered to the printed circuit board rather than being inserted into holes as in pin-through-hole technology. In-circuit testing verifies that components have been properly inserted and that the electrical circuits are complete. Functional and environmental tests determine if the board or system assembly is performing to customer specifications.

     Component recovery efforts conducted by the company's custom manufacturing operations involve the testing and grading of components not meeting full industry specifications to determine their highest level of functionality. These devices are placed in applications in which the functionality meets or exceeds customer requirements, such as PCs and peripherals, telephone answering machines, electronic games, laser printers, facsimile machines, and cellular telephones.

     The company's personal computers are designed to maximize performance of each system utilizing extensive DRAM and SRAM memory. Personal computers are assembled to standard and unique customer specifications on an integrated production line. Components, subassemblies, and software are obtained from a wide range of PC industry suppliers. Each personal computer is subjected to a burn-in and test process to ensure high-quality performance on delivery.

Availability of Raw Materials

     Raw materials utilized by the company generally must meet exacting product specifications. The company is generally able to arrange for multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. Many semiconductor manufacturers are adding new facilities designed to use 8-inch wafers. The level of both 6-inch and 8-inch wafers available for semiconductor memory production is partially dependent on how readily wafer suppliers can increase capacity or create additional capacity to match the demand for 8-inch wafers without creating shortages in the supply of 6-inch wafers. Other materials used in the manufacture of the company's products may experience declines in availability due to the overall increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times have been extended on occasion in the industry, the company has not experienced any significant production interruption as a result of difficulty in obtaining raw materials to date. Interruption of any one raw material source could negatively impact the company's operations.

Environmental Compliance

     Government regulations impose various environmental controls on the discharge of chemicals and gasses used in the manufacturing process. The company believes that its activities conform to present environmental regulations. While the company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other compliance requirements. Additionally, the extensive process required to obtain permits for expansion of the company's facilities may impact how quickly the company can respond to increases in market demand.

Employees

     As of September 1, 1994, the company had approximately 5,450 full-time employees, including approximately 4,530 in the semiconductor memory manufacturing operations, 440 in the custom manufacturing services operations, and 270 in the personal computer manufacturing operations. Employment levels can vary depending on market conditions and the level of utilization of the company's fabrication, assembly, and test facilities, as well as on research and development and product and process development activities. Many of the company's employees are highly-skilled, and the company's continued success will depend in part upon its ability to retain such employees. None of the company's employees are represented by a labor organization, the company has never had a work stoppage, and the company considers its employee relations to be satisfactory.
                                                                           5

Executive Officers of the Registrant
     The executive officers of the company and their ages as of September 1, 1994 are as follows:

Name                    Position                           Age    Officer Since
- - ---------------------   ---------------------------------- ---    -------------
Joseph L. Parkinson     Chairman of the Board of           49     1980
                          Directors and Chief Executive
                          Officer; Micron Technology, Inc.

James W. Garrett        President, Chief Operating         46     1986
                          Officer, and Director;
                          Micron Technology, Inc.

Reid N. Langrill        Vice President, Finance,           34     1988
                          Treasurer, Chief Financial
                          Officer, and Director;
                          Micron Technology, Inc.

Kipp A. Bedard          Vice President, Investor           35     1990
                          Relations;
                          Micron Technology, Inc.

Nancy M. Self           Vice President, Administration;    40     1993
                          Micron Technology, Inc.

Steven R. Appleton	Chairman of the Board of           34     1989
                          Directors, President,
                          and Chief Executive Officer;
                          Micron Semiconductor, Inc.
                        Director; Micron Technology, Inc.

Tyler A. Lowrey	        Vice President, Chief Technical    41     1986
                          Officer, and Director;
                          Micron Semiconductor, Inc.

Larry L. Grant	        Vice President, General Counsel,   48     1985
                          and Secretary;
                          Micron Semiconductor, Inc.

Thomas M. Trent         Vice President;                    48     1986
                          Micron Semiconductor, Inc.

Edward J. Heitzeberg    Vice President, Quality;           48     1986
                          Micron Semiconductor, Inc.

Norman L. Schlachter	Vice President and Treasurer;      36     1989
                          Micron Semiconductor, Inc.

Robert M. Donnelly	Vice President, SRAM Products      55     1989
                          Group;
                          Micron Semiconductor, Inc.

Eugene H. Cloud         Vice President, Marketing;         52     1990
                          Micron Semiconductor, Inc.

Donald D. Baldwin	Vice President, Sales;             34     1991
                          Micron Semiconductor, Inc.

Kenneth G. Smith	Vice President, Operations;        45     1992
                          Micron Semiconductor, Inc.

Wilbur G. Stover, Jr.   Vice President, Finance, and       41     1992
                          Chief Financial Officer;
                          Micron Semiconductor, Inc.

                                                                           6

Background of Executive Officers

     Joseph L. Parkinson, a co-founder of Micron Technology, Inc., served as its President and a director from July 1980 through January 1986, when he was named Chairman of the Board and Chief Executive Officer.

     James W. Garrett joined Micron Technology, Inc., in April 1985 as Sales Manager. In January 1986, he became Vice President, Sales and Marketing and held that position until July 1988, when he was named Executive Vice President. He was elected to the Board of Directors in August 1988, and served as Vice Chairman of the Board from April 1991 until July 1992, when he was named President and Chief Operating Officer.

     Reid N. Langrill joined Micron Technology, Inc., in March 1984 as a financial planner. From December 1986 until July 1988, he served as Controller. In July 1988, he was named Vice President, Finance, Treasurer, and Chief Financial Officer and served in that position until May 1989. He served as Vice President, Business Units from August 1989 until December 1989 when he was named Vice President, Finance, and Chief Financial Officer. In July 1992, Mr. Langrill was elected to the Board of Directors and was also named Treasurer.

     Kipp A. Bedard joined Micron Technology, Inc., in November 1983 as an accountant and held various management responsibilities until he was appointed Manager of Investor Relations in June 1988. Mr. Bedard held that position until April 1990 when he was named Vice President and Manager of Investor Relations. From July 1992 to January 1994, Mr.
Bedard served as Vice President, Public Relations for Micron
Semiconductor, Inc. In January 1994, he was named Vice President,
Investor Relations for Micron Technology, Inc.

     Nancy M. Self joined Micron Technology, Inc., in February 1988 as a benefits specialist. In July 1988, she was named Benefits Manager and served in that position until July 1989, when she was named Risk
Manager. In March 1993, she was named Vice President, Administration.

     Steven R. Appleton joined Micron Technology, Inc., in February 1983 and served in various manufacturing management positions until April 1988 when he was named Director of Manufacturing. He was appointed Vice President, Manufacturing in August 1989 and served in that position until April 1991 when he was appointed President and Chief Operating
Officer of Micron Technology, Inc. He was elected to the Board of Directors in April 1991. Mr. Appleton served in these positions until July 1992, when he assumed responsibilities as Chairman of the Board, President, and Chief Executive Officer for Micron Semiconductor, Inc. In
May 1994, Mr. Appleton was re-elected to the Board of Directors of Micron Technology, Inc.

     Tyler A. Lowrey joined Micron Technology, Inc., in July 1984 as a senior process engineer. In March 1986, he became a Process Research
Development/Device Group Manager and was promoted to Vice President,
Process Research and Development, and Assistant Technical Officer in September 1986. In April 1990, he was named Vice President, Research and Development. Mr. Lowrey was appointed to the Board of Directors of Micron Technology, Inc., in August 1990. Mr. Lowrey served in these positions until July 1992, when he was elected a director and named Vice President, Chief Technical Officer for Micron Semiconductor, Inc.

     Larry L. Grant joined Micron Technology, Inc., in January 1985 and served as General Counsel until July 1985, when he was named Vice
President and General Counsel. Mr. Grant served in this position until July 1992, when he was named Vice President, General Counsel and
Secretary for Micron Semiconductor, Inc.

     Thomas M. Trent joined Micron Technology, Inc., in July 1980 as a senior design engineer. From August 1986 to April 1990, Mr. Trent served as
Vice President, Research and Development, and Chief Technical Officer, at which time he was named Vice President and Manager of DRAM Design. In
June 1991, he assumed responsibilities of all DRAM products and was named Vice President and Manager of DRAM Products Group. Mr. Trent served in these positions until July 1992, when he was named Vice
President, DRAM Products Group for Micron Semiconductor, Inc. In April
1993, he was named Vice President for Micron Semiconductor, Inc.

     Edward J. Heitzeberg joined Micron Technology, Inc., in January 1984 as Information Systems Manager. In March 1986, he became Senior Staff
Engineer and served in that capacity until June 1986, when he was named
Vice President, Quality. Mr. Heitzeberg served in this position until July 1992, when he was named Vice President, Quality for Micron
Semiconductor, Inc.

     Norman L. Schlachter joined Micron Technology, Inc., in March 1987 as Treasury Manager. From October 1988 until May 1989, he served as
Assistant Treasurer, at which time he was named Vice President, Finance, and Treasurer, and Chief Financial Officer. In December 1989, he was
named Vice President and Treasurer. Mr. Schlachter served in these positions until July 1992, when he was named Vice President and
Treasurer for Micron Semiconductor, Inc.
                                                                           7

      Robert M. Donnelly joined Micron Technology, Inc., in September 1988 and served in various manufacturing management positions until August 1989, at which time he was appointed Vice President, Business Units.
From April 1990 to June 1991, Mr. Donnelly served as Vice President and Manager of DRAM Products Group. In June 1991, he was named Vice
President and Manager of SRAM Products Group. Mr. Donnelly served in this position until July 1992, when he was named Vice President, SRAM Products Group for Micron Semiconductor, Inc.

     Eugene H. Cloud joined Micron Technology, Inc., in January 1985 as an applications engineer. In June 1985, he was named Applications Manager.
He served in that position until June 1986, when he was named Marketing Manager. In April 1990, he was named Vice President, Semiconductor Marketing. Mr. Cloud served in this position until July 1992, when he was named Vice President, Marketing for Micron Semiconductor, Inc.

     Donald D. Baldwin joined Micron Technology, Inc., in April 1984 and served in various manufacturing and sales positions until April 1987, when he was named Key Accounts Manager. From April 1990 to May 1991, he served as Manager of North American Sales. In May 1991, he was named Vice President, Sales. Mr. Baldwin served in this position until July 1992, when he was named Vice President, Sales for Micron Semiconductor, Inc.

     Kenneth G. Smith joined Micron Technology, Inc., in November 1987 as a senior diffusion engineer and held various positions in manufacturing until he was named Fab I/II Manager in May 1989. In July 1992, Mr. Smith was named Vice President, Operations for Micron Semiconductor, Inc.

     Wilbur G. Stover, Jr., joined Micron Technology, Inc., in June 1989 as an accounting manager. In February 1990, Mr. Stover was named Controller where he served until July 1992, when he was named Vice President, Finance, and Chief Financial Officer of Micron Semiconductor, Inc.

Item 2. Properties

     The company's principal semiconductor manufacturing, engineering, administrative, and support facilities are located on a 665 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the company. The company has 1,245,000 square feet of building space at this primary site. Of the total, 263,000 square feet are production space, 506,000 square feet are facility support space, and 476,000 square feet are office and other space. The company's custom manufacturing and component recovery operations are housed in a 52,000 square foot facility also located in Boise, Idaho. In addition, the company owns a 128,000 square foot facility and approximately 30 acres of land in Nampa, Idaho, housing the company's personal computer manufacturing operations.

     The company is in the process of qualifying its newly-constructed central implant building at the main Boise site. This facility is expected to be qualified for the production of commercial volumes in early fiscal 1995. In addition, the company has initiated construction of a .25 micron, 8-inch development facility, and an additional assembly and test facility encompassing a total of approximately 340,000 square feet. The development facility and additional assembly and test facility are expected to be operational in fiscal 1995.

     Fixed assets with a book value of approximately $74 million are pledged as collateral for outstanding debt and capital leases as of September 1, 1994. Substantially all of the tangible assets of the company's semiconductor memory, and custom manufacturing and component recovery operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the company's bank credit agreements.

     A utility-owned power substation and a vendor-owned and operated nitrogen production plant, each of which is dedicated for the company's use, were constructed on land owned by the company.

Item 3. Legal Proceedings

     As of September 1, 1994, there were no material pending lawsuits to which the company is a party.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.
                                                                           8

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Market for Common Stock

     Micron Technology, Inc.'s common stock is listed on the New York Stock Exchange and is traded under the symbol MU. The following table represents the high and low sales prices for the company's common stock for each quarter of fiscal 1994 and 1993, as reported by The Wall Street Journal. All stock prices presented have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend to shareholders of record as of April 1, 1994.

                                      High      Low
                                      ------    ------
1994:
                       4th quarter    $44.88    $30.63
                       3rd quarter     39.90     28.25
                       2nd quarter     30.60     17.45
                       1st quarter     25.45     15.15

1993:
                       4th quarter    $22.10    $11.95
                       3rd quarter     12.60      7.95
                       2nd quarter     10.30      6.80
                       1st quarter      8.85      5.80

Holders of Record

     As of September 1, 1994, there were 2,843 shareholders of record of the company's Common Stock.

Dividends

     The company declared and paid cash dividends totaling $0.12 during fiscal 1994, and $0.02 during each of fiscal 1993 and 1992. The company's Board of Directors further approved a $0.05 per share cash dividend to shareholders of record as of September 30, 1994, for payment on October 24, 1994. Future dividends, if any, will vary depending on the company's profitability and anticipated capital requirements.

Item 6. Selected Financial Data

(Amounts in millions, except for per share amounts)

                                   1994    1993      1992      1991      1990
                                 --------  ------    ------    ------    ------
Net sales                        $1,628.6  $828.3    $506.3    $425.4    $333.3
Operating income                    620.1   165.9      13.7      11.8       3.8
Net income                          400.5   104.1       6.6       5.1       4.9

Fully diluted earnings per share    3.80    1.03       0.07      0.05      0.05

Cash dividend declared per share    0.12    0.02       0.02       --        --

Current assets                     793.2    440.1     227.0     213.2     198.1
Total assets                     1,529.7    965.7     724.5     705.9     697.3
Long-term debt                     124.7     54.4      61.6      69.6      74.1
Shareholders' equity             1,049.3    639.5     511.2     494.8     484.2

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors" for a discussion of material uncertainties which might cause the data reflected herein not to be indicative of the company's future financial condition or results of operations.
                                                                           9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All yearly references are to the company's fiscal years ended September 1, 1994, September 2, 1993, and September 3, 1992, unless otherwise indicated. Fiscal year 1992 contained fifty-three weeks compared to fifty-two weeks in fiscal years 1994 and 1993. All tabular dollar amounts are stated in millions.

Overview

     The company achieved record sales and net income in 1994 primarily as a result of favorable market conditions and increased production of semiconductor memory. Net income for 1994 was $400.5 million, or $3.80 per fully diluted share, on net sales of $1,628.6 million. Fiscal year 1993's net income was $104.1 million, or $1.03 per fully diluted share, on net sales of $828.3 million. Historical per share amounts have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend to shareholders of record as of April 1, 1994. During fiscal year 1994, the company paid cash dividends totaling $0.12 per share. The company's Board of Directors further approved a $0.05 per share cash dividend to shareholders of record as of September 30, 1994 for payment on October 24, 1994. Future dividends, if any, will vary depending on the company's profitability and anticipated capital requirements.

Results of Operations

                              1994    % Change     1993     % Change     1992
Net sales                  $1,628.6     96.6%     $828.3      63.6%     $506.3

     The company's overall success continues to be dependent on the memory operations of the company's wholly-owned subsidiary, Micron
Semiconductor, Inc. Favorable market conditions for memory products in 1994 resulted in relatively stable pricing. In addition, the company's production of semiconductor memory, as measured in megabits, nearly doubled in 1994 compared to 1993. The increase in volume of semiconductor memory during 1994 was principally due to increased wafer capacity, principally as a result of continued expenditures on equipment and facilities; improved manufacturing yields resulting from increased manufacturing efficiencies; and conversion to further shrinks of existing products.

     The company has benefited from market supply and demand relationships resulting in relatively stable product pricing for approximately the past nine quarters. Pricing per megabit for DRAM products has historically declined approximately 30% per year on a long-term trend line. While the company expects average selling prices to return to their historical long-term declining trend line, market dynamics make it difficult to forecast when or how quickly average selling prices will fall.

     The company's principal product in 1994 was the 4 Meg DRAM. Volumes for specialty DRAMs decreased during 1994 as compared to 1993 as the company dedicated more production resources to the 4 Meg DRAM. SRAM net sales were higher in 1994 as compared to 1993, but declined as a percentage of total net sales to approximately 8% in 1994. SRAM net sales were 14% and 18% of total net sales in 1993 and 1992, respectively.

     Similar to the factors leading to the increase in net sales comparing 1994 to 1993, the increase in net sales for 1993 as compared to 1992 was principally due to higher volumes of semiconductor memory sold and slightly higher average selling prices. Volume increases were achieved through die-size reductions and increased manufacturing yields. Selling prices, on average, were higher in 1993 as compared to 1992 for 4 Meg and 1 Meg DRAM products, but were lower for specialty DRAM and SRAM products.

                            1994      % Change     1993     % Change     1992
Cost of goods sold         $789.4       52.6%     $517.2      32.5%     $390.3
Gross margin %             51.5%                  37.6%                 22.9%

     The company's overall gross margin percentage improved significantly in 1994 as compared to 1993 due to relatively stable selling prices and reductions in cost per unit of memory sold for DRAM products. Reductions in costs per unit sold were realized primarily from a combination of increased wafer output, yield improvements, die shrinks, and transitions to higher density memory products.

     Internal qualification is under way on the 16 Meg DRAM in a 300 mil package, which is expected to be the preferred market package.
Manufacturing yields associated with the 16 Meg DRAM are currently lower than those for the company's more mature products. A shift to the 300 mil package 16 Meg DRAM as the industry's primary product without significant improvement in the company's manufacturing yields would have a negative impact on the results of operations.
                                                                          10

     Sales of personal computers, and custom modules and boards accounted for approximately 8% and 7%, respectively, of total net sales for 1994. Gross margin percentages for such products are substantially lower than the gross margins currently realized for the company's primary semiconductor products. Should sales of personal computers and custom modules and boards increase as a percentage of total net sales, the company's overall gross margin percentage would decrease. Sales of personal computers for 1993 and 1992 were approximately 4% and 2%, respectively. Net sales for custom modules and boards for 1993 and 1992 were approximately 7% and 8%, respectively.

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

     Similar to the factors leading to the increase in gross margin comparing 1994 to 1993, the increase in gross margin in 1993 as compared to 1992 was primarily due to reductions in cost per unit of memory sold realized primarily from die shrinks and yield improvements, and slightly higher average selling prices for DRAM products. These factors were partially offset by increases in amortization of product and process technology associated with a higher level of net sales, and by generally lower average selling prices for SRAM and specialty DRAM products.

                            1994      % Change     1993     % Change     1992
Selling, general, and
administrative             $135.7       54.4%      $87.9      60.7%      $54.7
as a % of net sales         8.3%                  10.6%                 10.8%

     Selling, general, and administrative expenses increased in 1994 as compared to 1993, but decreased as a percentage of net sales. The higher level of selling, general, and administrative expenses for 1994 as compared to 1993 was principally due to higher personnel costs; increased costs incurred in conjunction with the company's action before the International Trade Commission and patent litigation, each of which has been settled; increased sales commissions based on a higher level of net sales; and a higher level of state sales tax. The higher personnel costs in 1994 were principally due to an increase in amounts paid under the company's profit sharing programs. The increase in selling, general, and administrative expenses for 1993 compared to 1992 was principally due to a combination of higher personnel costs, increased sales commissions, settlement costs for the shareholders' class action lawsuit, legal fees associated with the shareholders' suit, and patent litigation.

                            1994      % Change     1993     % Change     1992
Research and development    $83.4       45.5%      $57.3      20.4%      $47.6
as a % of net sales         5.1%                   6.9%                  9.4%

     Research and development expenses, which vary primarily with the number of wafers and personnel dedicated to new product and process development, were higher for 1994 compared to 1993, but decreased as a percentage of net sales. Efforts in 1994 were focused primarily on development of the 16 Meg DRAM, and design and development of the 64 Meg DRAM and the 4 Meg and 16 Meg SRAMs. Development of VRAMs beyond the company's current 2 Meg generation has been terminated as the company pursues development of more cost-effective alternatives for graphics applications. The company expects research and development expense in the next year to be higher than 1994 as additional resources are dedicated to development of the 16 Meg and 64 Meg DRAMs and to design and develop the 256 Meg DRAM, as well as design and development of new technologies related to radio frequency identification products, nonvolatile semiconductor memory devices, and flat panel field emission displays.

                            1994     % Change      1993     % Change     1992
Income tax provision       $225.3       285%	   $58.5     1,850%       $3.0

     The effective tax rate for 1994 was 36% which primarily reflects the statutory corporate tax rate and the net effect of state taxation. State taxes reflect the utilization of $20 million of investment tax credits.
The effective tax rate for 1993 and 1992 was 36% and 31%, respectively. Effective September 3, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."
Adoption of SFAS No. 109 did not have a material effect on the company's financial position or results of operations.
                                                                          11

Liquidity and Capital Resources

     The company had cash and liquid investments of $433 million as of September 1, 1994, representing an increase of $247 million during 1994. The company's principal sources of liquidity during 1994 were cash flows from operations of $558 million, equipment financing of $126 million, issuance of long-term debt of $119 million, and proceeds of $12 million from the issuance of common stock in connection with the company's employee stock purchase and stock option plans. The principal uses of funds in 1994 were $251 million for property, plant, and equipment, $119 million for repayments of equipment contracts, $46 million for payments on long-term debt, $18 million for acquisition and license of product and process technology, and $12 million for payments of cash dividends.

     As of September 1, 1994, the company had commitments of approximately $290 million for equipment purchases and approximately $28 million for the construction of buildings. Anticipated capital expenditures are primarily for remodels and upgrades of existing fabrication facilities and equipment, including upgrading manufacturing equipment to 8-inch wafer processing capability, qualification of a newly constructed central implant facility and a .25 micron 8-inch research and development facility, and construction of an additional assembly and test facility. Completion of these and future projects as currently anticipated will require substantial cash resources including significant payments out of the company's cash flow from near-term operations.

     The company's bank credit agreements provide for borrowings of up to $130 million under revolving loans expiring through May 1997. Substantially all of the tangible assets of the company's semiconductor memory, and custom manufacturing and component recovery operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreements. The agreements contain certain financial covenants, including a limitation on the transfer of funds from consolidated subsidiaries to Micron Technology, Inc. The limitation on transfer of funds is not expected to impair the ability of the company to meet its cash obligations. As of September 1, 1994, the company had no borrowings outstanding under the agreements.

     The company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. Although external sources of cash have been required historically to supplement the company's cash flows from operations to fund these ongoing investments, the company currently expects that it will be able to fund its near-term liquidity needs through cash flows from operations, existing cash and liquid investment balances, and equipment financings. Depending on overall market conditions, the company may borrow amounts available under the bank credit agreements or pursue other external sources of liquidity.
                                                                          12

Certain Factors

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These circumstances historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the company's primary products. Demand for semiconductor memory products has grown, fueled primarily by growth in the personal computer industry. Many of the company's competitors are adding new facilities designed to process 8-inch wafers which have approximately 84% greater usable surface area than the 6-inch wafer currently used by the company. Many competitors are believed to be running their 16 Meg DRAM manufacturing operations at significantly lower yields than would be expected when such products mature. Yield improvements by these competitors would dramatically increase semiconductor memory capacity. Excess supply as a result of increased semiconductor manufacturing capacity, adverse market conditions, or currency fluctuations resulting in a strengthening dollar against the yen, could result in downward pricing pressure. A decline in the current favorable product pricing would have a material adverse effect on the company's results of operations.

     The manufacture of the company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. From time to time, the company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The company continues to develop a reduced die size 16 Meg DRAM in a 300 mil package, which is expected to be the preferred market package. The company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the company is unable to transition to future generation products in a timely fashion or at gross margin rates comparable to the company's current primary products.

     Periodically, the company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the company's financial position or results of operations, and may require material changes in production processes and products. The company has various product and process technology agreements expiring in the next fiscal year. The company is not able to predict whether these license agreements can be renewed on terms acceptable to the company.
                                                                          13

(This page intentionally left blank)
                                                                          14

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
                                                                        Page
Financial Statements:
    Consolidated Statements of Operations  for...........................16
     Fiscal Years Ended September 1, 1994,
     September 2, 1993, and September 3, 1992

    Consolidated Balance Sheets as of September 1,.......................17
     1994, and September 2, 1993

    Consolidated Statements of Shareholders'.............................18
     Equity for Fiscal Years Ended September 1,
     1994, September 2, 1993, and September 3, 1992

    Consolidated Statements of Cash Flows for............................19
     Fiscal Years Ended September 1, 1994,
     September 2, 1993, and September 3, 1992

    Notes to Consolidated Financial Statements...........................20

    Report of Independent Accountants....................................28

Financial Statement Schedules as of September 1, 1994, and for Fiscal Years Ended September 1, 1994, September 2, 1993, and September 3, 1992, are set forth as follows:

    I.  Marketable Securities............................................32

    V.  Property, Plant, and Equipment...................................33

    VI. Accumulated Depreciation and Amortization of.....................34
        Property, Plant, and Equipment
    X.  Supplementary Income Statement Information.......................35

     Financial statement schedules and captions other than those included are omitted because they are not required or are not applicable, or the required information is given in the consolidated financial statements including the notes thereto. Captions and column headings have been omitted where not applicable.
                                                                          15

Micron Technology, Inc.
Consolidated Statements of Operations
(Amounts in millions, except for per share amounts)

                                      September 1,    September 2,  September 3,
Fiscal year ended                        1994            1993          1992
- - --------------------------------------------------------------------------------

Net sales                              $1,628.6          $828.3        $506.3
                                       --------          ------        ------
Costs and expenses:
  Cost of goods sold                      789.4           517.2         390.3
  Selling, general, and administrative    135.7            87.9          54.7
  Research and development                 83.4            57.3          47.6
                                       --------          ------         -----
    Total costs and expenses            1,008.5           662.4         492.6
                                       --------          ------        ------
Operating income                          620.1           165.9          13.7
Interest income (expense), net              5.7            (3.3)         (4.1)
                                       --------          ------        ------
Income before income taxes                625.8           162.6           9.6
Income tax provision                      225.3            58.5           3.0
                                       --------          ------        ------
Net income                               $400.5          $104.1         $ 6.6
                                       ========          ======        ======
Earnings per share:
  Primary                                 $3.83           $1.04         $0.07
  Fully diluted                            3.80            1.03          0.07

Number of shares used in per share calculation:
  Primary                                 104.5           100.2          97.3
  Fully diluted                           105.2           101.3          97.3

The accompanying notes are an integral part of the financial statements.
                                                                          16

Micron Technology, Inc.
Consolidated Balance Sheets
(Dollars in millions, except for par value amount)

                                                      September 1,  September 2,
Fiscal year ended                                        1994          1993
- - --------------------------------------------------------------------------------
Assets

Cash and equivalents                                      $78.4         $47.5
Liquid investments                                        354.6         138.3
Receivables                                               235.7         154.7
Inventories                                               101.1          83.2
Prepaid expenses                                            3.3           1.5
Deferred income taxes                                      20.1          14.9
                                                       --------       -------
    Total current assets                                  793.2         440.1

Product and process technology, net                        48.2          69.7
Property, plant, and equipment, net	                  663.5         437.8
Other assets                                               24.8          18.1
                                                       --------       -------
    Total assets                                       $1,529.7        $965.7
                                                       ========       =======

Liabilities and shareholders' equity

Accounts payable and accrued expenses                    $200.2        $155.0
Deferred income                                            13.0           5.5
Equipment purchase contracts                               31.2          24.9
Current portion of long-term debt                          29.8          25.4
                                                       --------       -------
    Total current liabilities                             274.2         210.8

Long-term debt                                            124.7          54.4
Deferred income taxes                                      54.1          46.2
Other liabilities                                          27.4          14.8
                                                       --------       -------
    Total liabilities                                     480.4         326.2
                                                       --------       -------
Commitments and contingencies

Shareholders' equity
Common stock, $0.10 par value, authorized
  150.0 million shares, issued and
  outstanding 101.9 and 95.8 million shares                10.2           4.0
Additional paid-in capital                                369.7         353.3
Retained earnings                                         670.8         282.5
Unamortized stock compensation                             (1.4)         (0.3)
                                                       --------       -------
    Total shareholders' equity                          1,049.3         639.5
                                                       --------       -------
    Total liabilities and shareholders' equity         $1,529.7        $965.7
                                                       ========       =======

The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars and shares in millions)

                               September 1,      September 2,      September 3,
                                   1994             1993              1992
Fiscal year ended             Shares  Amount    Shares  Amount   Shares  Amount
- - -------------------------------------------------------------------------------

Common stock

Balance at beginning of year   40.1   $  4.0     38.3   $  3.8    37.3   $  3.7
Stock sold                      0.9      0.1      1.8      0.2     1.1      0.1
Stock split                    60.9      6.1       --       --      --       --
Treasury stock retired           --       --       --       --    (0.1)      --
                             ------   ------    -----   ------   -----   ------
Balance at end of year        101.9   $ 10.2     40.1   $  4.0    38.3   $  3.8
                             ======   ======    =====   ======   =====   ======
Additional paid-in capital
Balance at beginning of year          $353.3            $327.2           $315.1
Stock sold                               9.8              18.2             10.4
Stock option plan                        2.1               0.2              0.1
Tax effect of stock purchase plans      10.6               7.7              2.7
Stock split                             (6.1)               --               --
Treasury stock retired                    --                --             (1.1)
                                      ------            ------           ------
Balance at end of year                $369.7            $353.3           $327.2
                                      ======            ======           ======
Retained earnings

Balance at beginning of year          $282.5            $180.3           $176.4
Net income                             400.5             104.1              6.6
Dividends paid                         (12.2)             (1.9)            (1.9)
Treasury stock retired                    --                --             (0.8)
                                      ------            ------           ------
Balance at end of year                $670.8            $282.5           $180.3
                                      ======            ======           ======

Unamortized stock compensation

Balance at beginning of year          $ (0.3)           $ (0.2)          $ (0.5)
Stock option plan                       (2.1)             (0.2)            (0.1)
Stock compensation amortization          1.0               0.1              0.4
                                      ------            ------           ------
Balance at end of year                $ (1.4)           $ (0.3)          $ (0.2)
                                      ======            ======           ======


The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

                                        September 1,  September 2,  September 3,
Fiscal year ended                          1994         1993           1992
- - -------------------------------------------------------------------------------

Cash flows from operating activities

Net income                                $400.5        $104.1       $  6.6
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                           138.8         111.9         94.2
    Amortization                            42.4          26.8         10.9
    Increase in receivables                (81.0)        (76.7)       (14.2)
    Decrease (increase) in inventories     (17.9)         (8.7)         1.7
    Increase (decrease) in accounts
      payable and accrued expenses          45.2          96.2         (0.6)
    Other                                   29.5           3.7          9.7
                                         -------        ------       ------
Net cash provided by operating activities  557.5         257.3        108.3
                                         -------        ------       ------
Cash flows from investing activities

Purchase of investments                   (403.6)       (218.0)       (96.9)
Proceeds from sale and maturity of
  investments                              185.3         114.7        105.7
Expenditures for property, plant, and
  equipment                               (251.0)        (83.4)       (50.9)
Purchase of product and process technology (18.0)         --           --
Other                                        7.5          (1.8)        (4.8)
                                         -------        ------       ------
Net cash used for investing activities    (479.8)       (188.5)       (46.9)
                                         -------        ------       ------
Cash flows from financing activities

Payments on equipment purchase contracts  (119.3)        (63.0)       (44.5)
Proceeds from issuance of debt             119.2          41.7         18.8
Repayments of debt                         (46.2)        (52.8)       (28.9)
Proceeds from issuance of common stock      12.1          19.3         11.5
Payments of dividends                      (12.2)         (1.9)        (1.9)
Other                                       (0.4)         (0.3)        (2.8)
                                         -------        ------       ------
Net cash used for financing activities     (46.8)        (57.0)       (47.8)
                                         -------        ------       ------
Net increase in cash and equivalents        30.9          11.8         13.6
Cash and equivalents at beginning of year   47.5          35.7         22.1
                                         -------        ------       ------
Cash and equivalents at end of year      $  78.4        $ 47.5       $ 35.7
                                         =======        ======       ======
Supplemental disclosures

Income taxes (paid) refunded, net        $(197.4)       $(22.1)      $  3.2
Interest paid                               (6.6)         (6.1)        (5.5)
Noncash investing and financing activities:
  Equipment acquisitions on contracts
    payable and capital leases             125.6          71.0         51.4
  Equipment acquisition in exchange for
    license of product and process
    technology                                --           8.4           --
  Acquisition of product and process
    technology in exchange for dept           --            --          2.2
  Treasury stock retired                      --            --          2.0

The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Notes to Consolidated Financial Statements
(All tabular dollar and share amounts are stated in millions)

Significant Accounting Policies

Basis of presentation: The consolidated financial statements include the accounts of Micron Technology, Inc., and its domestic and foreign subsidiaries (the "company"). The company develops, manufactures, and markets DRAMs, very fast SRAMs, other semiconductor components, board-level and system-level products, and personal computers. All significant intercompany accounts and transactions have been eliminated. Investments in other entities in which the company does not have control are accounted for by the cost method. The company's fiscal year ends on the Thursday closest to August 31. Fiscal years 1994 and 1993 contained fifty-two weeks compared to fifty-three weeks in 1992.

Revenue recognition: Revenue from product sales to direct customers is recognized upon shipment. The company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include amounts earned under cross-license agreements with third parties and amounts received under government contracts.

Earnings per share: Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. On March 1, 1994, the company's board of directors announced a 5-for-2 stock split effected in the form of a stock dividend to shareholders of record as of April 1, 1994. A total of 60,942,448 additional shares were issued in conjunction with the stock split. The company distributed cash in lieu of fractional shares resulting from the stock split. The company's par value of $0.10 per share remained unchanged. As a result, $6.1 million was transferred from additional paid-in capital to common stock. All historical share and per share amounts have been restated to reflect retroactively the stock split.

Financial instruments: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses, and equipment purchase contracts are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of September 1, 1994. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the company to concentrations of credit risk, consist principally of cash, liquid investments, and trade accounts receivable. The company invests its cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as substantially all customers are affiliated with the computer, telecommunications, and office automation industries. The company has a large number of customers worldwide on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the company has not experienced significant losses related to receivables for individual customers or groups of customers in any particular industry or geographic area.

Inventories: Inventories are stated at the lower of average cost or market. Costs include labor, material, and overhead costs, including product and process technology costs.

Property, plant, and equipment: Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment.

Product and process technology: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized on the units-of-production method and on the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to 15 years.

Foreign currency: The U.S. dollar is the company's functional currency for financial reporting.
                                                                          20

Liquid Investments

The company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of September 1, 1994. Under SFAS No. 115, securities classified as held-to-maturity are stated at amortized cost. Securities classified as available-for-sale and trading are stated at their fair values which approximate cost.

                                                9/1/94
- - ----------------------------------------------------------------------------
Available-for-sale securities:
U.S. Government agency securities               $ 36.9
State and local governments                        2.1
Corporate notes                                    3.9
Held-to-maturity securities:
State and local governments                      140.3
Commercial paper                                  76.9
U.S. Government agency securities                 51.1
Corporate notes                                   28.8
Bankers' acceptances                              42.5
Other                                              7.1
                                               -------
                                                 389.6
Less cash equivalents                            (35.0)
                                               -------
                                                $354.6
                                               =======

Securities classified as held-to-maturity have remaining maturities within one year, and securities classified as available-for- sale mature within one to three years.

Receivables

                                                9/1/94       9/2/93
- - -----------------------------------------------------------------------------
Trade receivables                               $227.6       $155.0
Other                                             15.9          7.2
Allowance for returns and discounts               (4.9)        (5.7)
Allowance for doubtful accounts                   (2.9)        (1.8)
                                                ------       ------
                                                $235.7       $154.7
                                                ======       ======

Inventories

                                                 9/1/94       9/2/93
- - ----------------------------------------------------------------------------
Finished goods                                   $  5.2       $  7.3
Work in progress                                   64.2         52.5
Raw materials and supplies                         31.7         23.4
                                                 ------       ------
                                                 $101.1       $ 83.2
                                                 ======       ======

                                                                          21

Product and Process Technology

Amortization of capitalized product and process technology costs charged to operations was $40.9 million in 1994; $26.2 million in 1993; and $10.0 million in 1992. Accumulated amortization was $100.4 million and $59.5 million as of September 1, 1994, and September 2, 1993, respectively.

Property, Plant, and Equipment

                                                9/1/94        9/2/93
- - -----------------------------------------------------------------------------
Land                                           $   7.9       $   7.5
Buildings                                        260.0         217.6
Equipment                                        825.5         578.8
Construction in progress                          68.7          24.7
                                               -------        ------
                                               1,162.1         828.6
Less accumulated depreciation and amortization  (498.6)       (390.8)
                                               -------        ------
                                                $663.5        $437.8
                                               =======        ======

Maintenance and repair expenses were $45.9 million in 1994; $38.8 million in 1993; and $30.3 million in 1992.

In May 1994, the company purchased approximately 30 acres of land for $258,000 for development and use by the company's personal computer operation and obtained an option on an additional 40 acres from a director of the company.

Accounts Payable and Accrued Expenses

                                                9/1/94        9/2/93
- - -----------------------------------------------------------------------------
Accounts payable                               $  55.3       $  34.8
Salaries, wages, and benefits                     63.5          28.8
Product and process technology payables           16.6          45.9
Income taxes payable                              44.0          30.6
Commissions                                        4.5           4.7
Other                                             16.3          10.2
                                                ------        ------
                                                $200.2        $155.0
                                                ======        ======

Long-Term Debt

                                                9/1/94        9/2/93
- - -----------------------------------------------------------------------------
Notes payable in monthly installments
    through May 1999, weighted average
    interest rate 7.28% and 8.24%,
    respectively                               $ 115.7       $  31.2

Capitalized lease obligations payable in
    monthly installments through April 1998,
    weighted average interest rate 7.93%
    and 8.79%, respectively                       12.4          28.5

Noninterest bearing obligation, due June
    1997, original face amount $19.8 million
    (net of discount based on imputed
    interest rate of 6.50%)                       16.6            --

Noninterest bearing obligation, due in
    annual installments through November 1994,
    original face amount $50 million (net of
    discount based on imputed interest rate
    of 10.25%)                                     9.8          18.8

Noninterest bearing obligation, due in
    annual installments through January 1994
    (net of discount based on imputed interest
    rate of 7.41%)                                  --           1.3
                                               -------        ------
                                                 154.5          79.8
Less current portion                             (29.8)        (25.4)
                                               -------        ------
                                                $124.7        $ 54.4
                                               =======        ======

The notes payable are collateralized by plant and equipment with a total cost of approximately $91.2 million and accumulated depreciation of approximately $25.3 million as of September 1, 1994. The company is required to maintain certain financial ratios under loan agreements. Equipment recorded under capital leases, and the accumulated depreciation thereon, were approximately $16.9 million and $8.5 million as of September 1, 1994, and $42.6 million and $20.4 million as of September 2, 1993. Maturities of long-term debt are as follows:

                                                Noninterest
Fiscal year                  Notes payable  bearing obligations  Capital leases
- - --------------------------------------------------------------------------------
1995                            $   16.3         $   10.0            $    4.5
1996                                53.5               --                 5.7
1997                                21.6             19.7                 2.9
1998                                17.4               --                 0.8
1999                                 6.9               --                  --
Less discount and interest            --             (3.3)               (1.5)
                                --------         --------            --------
                                $  115.7         $   26.4            $   12.4

The company's bank credit agreements provide for borrowings up to $130.0 million expiring through January 1997. Substantially all of the tangible assets of the company's semiconductor manufacturing, and custom manufacturing and component recovery operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreements. The agreements contain certain financial covenants, including a limitation on the transfer of funds from consolidated subsidiaries to Micron Technology, Inc. The limitation on transfer of funds is not expected to impair the ability of the company to meet its cash obligations. As of September 1, 1994, the company had no borrowings outstanding under the agreements.

The estimated fair value of the company's long-term debt as of September 1, 1994 was $155.6 million, based on a discount rate of 6.50%. The estimated fair value of long-term debt was based on interest rates available to the company for issuance of debt with similar terms and remaining maturities. Settlement at the estimated fair values may not be possible due to terms and conditions of existing agreements, or may not be a prudent management decision.

Interest income in 1994 is net of $5.8 million of interest expense. Interest expense is net of $4.5 million and $4.2 million of interest income in 1993 and 1992, respectively. Construction period interest of $2.6 million; $0.3 million; and $0.2 million was capitalized in 1994, 1993, and 1992, respectively.
                                                                          23

Stock Purchase Plans

The company's 1985 Incentive Stock Option Plan ("ISO Plan") provides for the granting of incentive or nonstatutory stock options. As of September 1, 1994, there was an aggregate of 12.4 million shares of common stock reserved for issuance of which 9.5 million are committed under the plan. To date, the exercise prices of the incentive and nonstatutory stock options have been 100% and 85%, respectively, of the fair market value of the company's common stock on the date of grant. Options are subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% during each year of employment beginning one year from date of grant and expire six years from date of grant.

Option activity under the ISO Plan is summarized as follows:

Fiscal year ended                          9/1/94        9/2/93        9/3/92
- - ------------------------------------------------------------------------------
Outstanding at beginning of year              1.9           2.6           3.1
Granted                                       1.4           0.8           0.3
Stock split                                   3.3            --            --
Terminated or cancelled                       --           (0.1)           --
Exercised                                    (0.8)         (1.4)         (0.8)
                                            -----         -----         -----
Outstanding at end of year                    5.8           1.9           2.6
                                            =====         =====         =====
Exercisable at end of year                    3.3           0.3           1.2
                                            =====         =====         =====
Shares available for future grants            2.9           1.1           1.9
                                            =====         =====         =====

Options outstanding under the ISO Plan as of September 1, 1994, were at per share prices ranging from $2.60 to $42.66. Options exercised were at per share prices ranging from $2.60 to $23.55 in 1994, $4.25 to $20.28 in 1993, and $4.25 to $19.48 in 1992.

The 1989 Employee Stock Purchase Plan allows eligible employees of the company to purchase shares of common stock through payroll deductions.
The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each three-month offering period and are restricted from resale for a period of one year from purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 1.8 million shares are reserved for issuance under the plan, of which 1.0 million shares have been issued as of September 1, 1994.

Employee Savings Plan

The company has a 401(k) profit-sharing plan ("RAM Plan") in which substantially all employees are participants. Employees may contribute from 2 to 16 percent of their eligible pay to various savings alternatives in the RAM Plan. In fiscal 1994, the company modified the plan to provide for an annual match of the first $1,500 of eligible employee contributions, and for additional contributions based on the company's financial performance. The company's RAM Plan expense was $4.6 million in 1994, $2.4 million in 1993, and $2.0 million in 1992.

Commitments

As of September 1, 1994, the company had commitments of $289.7 million for equipment purchases and $27.9 million for the construction of buildings. Future obligations under operating leases are not material to the company's operations.

Income Taxes

Effective the first day of fiscal 1994, the company adopted SFAS No. 109, "Accounting for Income Taxes", which prescribes the liability method of accounting for income taxes. Adoption of SFAS No. 109 did not have a material effect on the company's financial position or results of operations. Prior years accounted for under SFAS No. 96 have not been restated.
                                                                          24

The provision for income taxes consists of the following:

                                             1994       1993       1992
- - -----------------------------------------------------------------------------
Current:
  U.S. federal                              $192.4       57.9       (3.1)
  State                                       25.2        4.8       (0.8)
  Foreign                                      5.0        1.0        0.1
                                            ------     ------      -----
                                             222.6       63.7       (3.8)
                                            ------     ------      -----

Deferred:
  U.S. federal                              $  2.3       (6.5)       6.1
  State                                        0.4        1.4        0.6
  Foreign                                       --       (0.1)       0.1
                                            ------     ------      -----
                                               2.7       (5.2)       6.8
                                            ------     ------      -----
Income tax provision                        $225.3     $ 58.5      $ 3.0
                                            ======     ======      =====

The tax benefit associated with disqualifying dispositions by employees of shares issued in the company's stock purchase plans reduced taxes payable by $10.7 million for 1994. Such benefits are credited to additional paid-in capital.

A reconciliation between the income tax provision and income tax computed using the federal statutory rate follows:

U.S. federal income tax at statutory rate   $219.0     $ 56.4      $ 3.3
State taxes, net of federal benefit           16.7        4.0        0.5
Other                                        (10.4)      (1.9)      (0.8)
                                            ------     ------      -----
Income tax provision                        $225.3     $ 58.5      $ 3.0
                                            ======     ======      =====

State taxes reflect utilization of $20.1 million of investment tax credits. As of September 1, 1994, the company had unused state credits of approximately $2.8 million for tax and financial reporting purposes which expire through 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of temporary differences and carryforwards which give rise to the net deferred tax liability are as follows:

                                              1994
                                            ------
Current deferred tax asset:
Accrued compensation                        $  5.8
Deferred income                                3.7
Inventory                                      2.3
Other                                          8.3
                                            ------
Net deferred tax asset                        20.1
                                            ------
Noncurrent deferred tax asset (liability):
Excess tax over book depreciation            (58.2)
Product and process technology amortization    7.9
Accrued compensation                           4.8
Deferred internal patent charges              (2.4)
Other                                         (6.2)
                                            ------
Net deferred tax liability                   (54.1)
                                            ------
Total net deferred tax liability            $(34.0)
                                            ======

During 1993 and 1992, in accordance with SFAS No. 96, deferred income taxes were provided for significant temporary differences. The significant components of the 1993 deferred tax benefit were $14.5 million for product and process technology, reduced by $2.8 million for depreciation and $6.5 million for other items. Deferred tax expense for 1992 included product and process technology of $3.2 million, depreciation of $1.6 million, and other items of $2.0 million.
                                                                          25

Export Sales and Major Customers

Export sales were $471.0 million, $250.9 million, and $161.7 million in 1994, 1993, and 1992, respectively. Sales to one personal computer manufacturing customer approximated 11% of total net sales in 1994 and 10% of total net sales in 1993.

Contingencies

Periodically, the company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the company's financial position or results of operations, and may require material changes in production processes and products. The company has various product and process technology agreements expiring in the next fiscal year. The company is not able to predict whether these license agreements can be renewed on terms acceptable to the company.

On March 9, 1994, the company entered into a patent cross-license agreement with Texas Instruments, Inc. ("TI"). As a result of this agreement, the various patent lawsuits between Micron Semiconductor, Inc., and TI in Idaho, Texas, and Delaware were settled. Similar to a prior cross-license agreement between the parties which expired in 1992, the company will pay ongoing royalties to TI based on sales of DRAMs and other semiconductor devices.
The company accrued a sufficient amount to pay the royalties related to sales for periods from expiration of the previous cross-license to the date of the settlement.

On November 13, 1992, Micron Semiconductor, Inc., filed a patent infringement action with the United States International Trade Commission ("ITC") against Goldstar Electron Company, Ltd., and Goldstar Electron America, Inc. (collectively, "Goldstar"), and Hyundai Electronics Industries Co., Ltd., and Hyundai Electronics America, Inc. (collectively, "Hyundai"). The company has since entered into patent cross-license agreements with Goldstar and with Hyundai. The ITC action against Goldstar and Hyundai was dismissed.

On November 20, 1992, Thorn EMI North America, Inc. ("Thorn"), filed suit against Micron Technology, Inc., and MSI in the federal district court in Wilmington, Delaware, alleging infringement of four of Thorn's patents. On December 4, 1993, the parties entered into a settlement agreement dismissing the lawsuit.

The company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the company's financial position or results of operations.
                                                                          26

Quarterly Financial and Market Information (Unaudited)
(Dollars in millions, except for per share amounts)

1994 Quarter                              1st      2nd      3rd      4th
Net sales                               $320.1   $390.5   $426.4   $491.6
                                        ------   ------   ------   ------
Costs and expenses:
  Cost of goods sold                     166.6    204.1    207.0    211.7
  Selling, general, and administrative    34.1     33.1     35.8     32.7
  Research and development                14.3     18.7     22.9     27.5
                                        ------   ------   ------   ------
    Total costs and expenses             215.0    255.9    265.7    271.9
                                        ------   ------   ------   ------
Operating income                         105.1    134.6    160.7    219.7
Interest income, net                       0.4      1.0      2.3      2.0
                                        ------   ------   ------   ------
    Income before income taxes           105.5    135.6    163.0    221.7
Income tax provision                      38.0     48.8     58.7     79.8
                                        ------   ------   ------   ------
    Net income                          $ 67.5   $ 86.8   $104.3   $141.9
                                        ======   ======   ======   ======

Fully diluted earnings per share         $0.65  $  0.83  $  0.99    $1.34
Quarterly stock price:
  High                                  $25.45  $ 30.60  $ 39.90   $44.88
  Low                                    15.15    17.45    28.25    30.63
Dividends per share                       0.02	     --     0.05     0.05


1993 Quarter                              1st      2nd      3rd      4th

Net sales                               $131.0   $176.4   $214.9   $306.0
                                        ------   ------   ------   ------
Costs and expenses:
  Cost of goods sold                      97.8    123.7    132.3    163.4
  Selling, general, and administrative    16.3     23.5     21.0     27.1
  Research and development                11.6     13.9     14.7     17.1
                                        ------   ------   ------   ------
    Total costs and expenses             125.7    161.1    168.0    207.6
                                        ------   ------   ------   ------
Operating income                           5.3     15.3     46.9     98.4
Interest expense, net                     (1.1)    (1.2)    (0.8)    (0.2)
                                        ------   ------   ------   ------
    Income before income taxes             4.2     14.1     46.1     98.2
Income tax provision                       1.5      5.1     16.6     35.3
                                        ------   ------   ------   ------
    Net income                            $2.7   $  9.0   $ 29.5   $ 62.9
                                        ======   ======   ======   ======

Fully diluted earnings per share         $0.03  $  0.09  $  0.29  $  0.61
Quarterly stock price:
  High                                   $8.85  $ 10.30  $ 12.60  $ 22.10
  Low                                     5.80     6.80     7.95    11.95
Dividends per share                       0.02       --       --       --

The company declared and paid cash dividends totaling $0.12 and $0.02 per share in fiscal years 1994 and 1993, respectively. The company's Board of Directors further approved a $0.05 per share cash dividend to shareholders of record as of September 30, 1994, for payment on October 24, 1994. Future dividends, if any, will vary depending on the company's profitability and anticipated capital requirements. As of September 1, 1994, the company had 2,843 shareholders of record.

Net sales for the fourth quarter of 1993 includes $8.4 million from licensing product and process technology.
                                                                          27

Report of Independent Accountants

The Shareholders and Board of Directors
Micron Technology, Inc.

We have audited the consolidated financial statements and financial statement schedules of Micron Technology, Inc., and subsidiaries listed in the index on page 15 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micron Technology, Inc., and subsidiaries as of September 1, 1994, and September 2, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 1, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in the contingencies note to the consolidated financial statements, management can give no assurance that the amounts accrued as of September 1, 1994, for estimated costs of settlement or adjudication of asserted and unasserted claims for infringement of product and process technology rights held by others, have been adequate, nor can management estimate the range of additional possible loss, if any, from resolution of these uncertainties.

Coopers & Lybrand L.L.P.

Boise, Idaho
September 22, 1994
                                                                          28

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant"
following Part I, Item 1 of this report. Other information required by
Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange
Commission within 120 days after September 1, 1994, and is incorporated herein by reference.
                                                                          29

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     Consolidated financial statements and financial statement schedules -- see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies".

Exhibit	     Description
- - -------      ----------------------------------------------------------------
3.1          Certificate of Incorporation of the Registrant, as amended.
3.7          Bylaws of the Registrant, as amended.
10.82        Form of Indemnification Agreement between the Registrant and its officers and directors.<F1>
10.91        Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant.<F2>
10.92        Additional provisions related to Management Bonus Arrangements for
               Certain Executive Officers.<F2>
10.96        Form of Termination Agreement for members of the Registrant's
               Operations Committee and other Officers of the Company.<F3>
10.100       Amended and Restated 1985 Incentive Stock Option Plan.<F4>
10.103       Real Estate Agreement and Addendum dated May 29, 1991
               between the Registrant and Thomas T. Nicholson, Allen T.
               Noble, Don J. Simplot, J. R. Simplot, Ronald C. Yanke,
               Semienterprises, a partnership and Macron, a partnership.<F5>
10.105       Form of Management bonus arrangements for Executive Officers of Micron Technology, Inc., and Micron Semiconductor, Inc.,
               for 1993.<F5>
10.109       Form of Management bonus arrangements for Executive Officers of Micron Technology, Inc., and Micron Semiconductor, Inc.,
               for 1994.<F6>
11.1         Computation of Per Share Earnings.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Independent Public Accountants.
27.1         Financial Data Schedule
- - --------------------------------------------

<F1>
       Incorporated by Reference to Proxy Statement for the 1986 Annual
         Meeting of Shareholders.
<F2>
       Incorporated by Reference to Annual Report on Form 10-K for the
         fiscal year ended August 31, 1989.
<F3>
       Incorporated by Reference to Annual Report on Form 10-K for the
         fiscal year ended August 30, 1990.
<F4>
       Incorporated by Reference to Registration Statements on Forms S-8
         (Reg. Nos. 33-38665, 33-38926, and 33-52653).
<F5>
       Incorporated by Reference to Annual Report on Form 10-K for the
         fiscal year ended September 3, 1992.
<F6>
       Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2, 1993.


Exhibit numbers from Registration Statement on Form S-1 (Reg. No. 2-93343) retained, where applicable.

(b)Reports on Form 8-K:

The registrant did not file any Reports on Form 8-K during the quarter ended September 1, 1994.
                                                                          30

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 22nd day of September, 1994.

                                     MICRON TECHNOLOGY, INC.

                              By     /s/ Reid N. Langrill
                                     -----------------------
                                     Reid N. Langrill, Vice President,
                                     Finance, Treasurer, and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date
- - ------------------------    -------------------------------  ------------------
/s/ Joseph L. Parkinson     Chairman of the Board and Chief  September 22, 1994
- - -----------------------     Executive Officer
(Joseph L. Parkinson)       (Principal Executive Officer)

/s/ James W. Garrett        Director, President, and Chief   September 22, 1994
- - -----------------------     Operating Officer
(James W. Garrett)

/s/ Reid N. Langrill        Director; Vice President,        September 22, 1994
- - -----------------------     Finance, Treasurer, and Chief
(Reid N. Langrill)          Financial Officer (Principal
                            Financial and Accounting Officer)

/s/ Steven R. Appleton      Director; Chairman, President,   September 22, 1994
- - ----------------------      and Chief Executive Officer,
(Steven R. Appleton)	    Micron Semiconductor, Inc.

/s/ Jerry M. Hess           Director                         September 22, 1994
- - ----------------------
(Jerry M. Hess)

/s/ Robert A. Lothrop       Director                         September 22, 1994
- - -----------------------
(Robert A. Lothrop)

/s/ Thomas T. Nicholson     Director                         September 22, 1994
- - -----------------------
(Thomas T. Nicholson)

/s/ Allen T. Noble          Director                         September 22, 1994
- - -----------------------
(Allen T. Noble)

/s/ Don J. Simplot          Director                         September 22, 1994
- - -----------------------
(Don J. Simplot)

/s/ John R. Simplot         Director                         September 22, 1994
- - -----------------------
(John R. Simplot)

/s/ Gordon C. Smith         Director                         September 22, 1994
- - -----------------------
(Gordon C. Smith)

                             MICRON TECHNOLOGY, INC.

                                  Schedule I
                              Marketable Securities
                              (Dollars in millions)

                                    Principal   Amortized    Market    Carrying
Issuer                               Amount       Cost       Value      Value
                                    ---------   ---------    ------    --------
U.S. Government and agencies           $ 87.9      $ 88.0    $ 87.3     $ 88.0
                                       ------      ------    ------     ------

Local governments and agencies:
  Intermountain Power Agency              7.3         7.6       7.6        7.6
  Temple University                       5.0         5.0       5.0        5.0
  Maricopa County, Arizona                4.3         4.2       4.2        4.2
  Long Beach Calif Hbr Dept               3.0         3.0       3.0        3.0
  Boise City                              4.9         4.9       4.9        4.9
  North Little Rock Ark Elect.            3.1         3.3       3.3        3.3
  Atlanta GA Wtr and Swr                  3.0         3.1       3.1        3.1
  Clark County, Nevada                    3.0         3.1       3.1        3.1
  Port Authority Allegheny Cnty           2.6         2.6       2.6        2.6
  North Carolina Muni Power Authority     2.5         2.6       2.6        2.6
  North Carolina Eastern Muni Power       2.4         2.5       2.5        2.5
  New York St Dorm Auth Rev               2.2         2.3       2.3        2.3
  San Marcos Calif Pub Facs Auth          2.2         2.1       2.1        2.1
  Shelby Cnty Tennessee                   2.0         2.1       2.1        2.1
  Other local governmentals and agencies 27.2        27.7      27.7       27.7
                                       ------      ------    ------     ------
Total local governments and agencies     74.7        76.1      76.1       76.1
                                       ------      ------    ------     ------

Commercial paper:
  Transamerica Finance Corp.             15.0        14.7      14.7       14.7
  Bankers Trust Co.                       5.0         4.9       4.9        4.9
  General Electric Co.                   11.0        10.8      10.8       10.8
  American Express                       10.0        10.0      10.0       10.0
  Chemical Bank                           8.0         7.9       7.9        7.9
  Other commercial paper                 28.9        28.6      28.6       28.6
                                       ------      ------    ------     ------
Total commercial paper                   77.9        76.9      76.9       76.9
                                       ------      ------    ------     ------

State governments and agencies:
  State of Idaho                         10.0        10.1      10.0       10.1
  State of Washington                     4.4         4.5       4.4        4.5
  State of Iowa                           4.0         4.0       4.0        4.0
  State of Wisconsin                      3.0         3.0       3.0        3.0
  Other State governments and agencies   26.8        27.8      27.8       27.8
                                       ------      ------    ------     ------
Total State governments and agencies     48.2        49.4      49.2       49.4
                                       ------      ------    ------     ------
Bankers' acceptances:
  Chemical Bank                           5.0         4.9       4.9        4.9
  U.S. Bank of Washington                 9.0         8.8       8.8        8.8
  Other bankers' acceptances             29.1        28.8      28.8       28.8
                                       ------      ------    ------     ------
Total bankers' acceptances               43.1        42.5      42.5       42.5
                                       ------      ------    ------     ------

Corporate notes:
  General Electric Co.                    5.1         5.1       5.1        5.1
  Other corporate notes                  27.4        27.6      27.5       27.6
                                       ------      ------    ------     ------
Total corporate notes                    32.5        32.7      32.6       32.7
                                       ------      ------    ------     ------
Muni preferred funds                     16.9        16.9      16.9       16.9
                                       ------      ------    ------     ------
Other                                     7.1         7.1       7.1        7.1
                                       ------      ------    ------     ------
                                       $388.3      $389.6    $388.6     $389.6
                                       ======      ======    ======     ======

                             MICRON TECHNOLOGY, INC.
                                 Schedule V
                        Property, Plant, and Equipment
                             (Dollars in millions)

                           Balance at                                 Balance
                           Beginning  Additions                       at End
                           of Period   at Cost  Retirements  Other   of Period
                           ---------- --------- -----------  -----   ----------
Year ended September 1, 1994:
Land                        $   7.5    $   0.4   $   --     $  --     $    7.9
Buildings                     217.7        0.6     (0.5)       42.2      260.0
Equipment                     578.8      275.9    (36.4)        7.2      825.5
Construction                   24.6       93.5       --       (49.4)      68.7
                            -------    -------   ------     -------   --------
Totals                      $ 828.6    $ 370.4   $(36.9)    $   0.0   $1,162.1
                            =======    =======   ======     =======   ========

Year ended September 2, 1993:
Land                        $   7.0    $   0.5   $  --      $	--    $    7.5
Buildings                     212.6        0.1     (1.0)        6.0      217.7
Equipment                     471.2      118.4    (20.0)        9.2      578.8
Construction                    3.3       36.5      --        (15.2)      24.6
                            -------    -------   ------     -------   --------
Totals                      $ 694.1    $ 155.5   $(21.0)     $  0.0   $  828.6
                            =======    =======   ======     =======   ========

Year ended September 3, 1992:
Land                        $   5.7    $   1.3   $  --       $  --    $    7.0
Buildings                     207.2        --      (0.3)        5.7      212.6
Equipment                     400.1       85.4    (20.3)        6.0      471.2
Construction                    2.7       12.3      --        (11.7)       3.3
                            -------    -------   ------     -------   --------
Totals                      $ 615.7    $  99.0   $(20.6)     $  0.0   $  694.1
                            =======    =======   ======     =======   ========

                                                                          33

                              MICRON TECHNOLOGY, INC.
                                    Schedule VI
                    Accumulated Depreciation and Amortization of
                          Property, Plant, and Equipment
                              (Dollars in millions)

                                           Additions
                              Balance at   Charged to
                             Beginning of  Costs and                Balance at
                               Period      Expenses   Retirements  End of Period
                             ------------  ---------- -----------  -------------
Year ended September 1, 1994:
Buildings                     $    72.8    $    14.2   $     --     $    87.0
Equipment                         318.0        124.6      (31.1)        411.5
                              ---------    ---------   --------     ---------
Totals                        $   390.8    $   138.8   $  (31.1)    $   498.5
                              =========    =========   ========     =========

Year ended September 2, 1993:
Buildings                     $    59.8    $    13.9   $   (0.9)    $    72.8
Equipment                         238.0         98.0      (18.0)        318.0
                              ---------    ---------   --------     ---------
Totals                        $   297.8    $   111.9   $  (18.9)    $   390.8
                              =========    =========   ========     =========

Year ended September 3, 1992:
Buildings                     $    46.3    $    13.7   $   (0.2)    $    59.8
Equipment                         180.0         80.5      (22.5)        238.0
                              ---------    ---------   --------     ---------
Totals                        $   226.3    $    94.2   $  (22.7)    $   297.8
                              =========    =========   ========     =========

                           MICRON TECHNOLOGY, INC.
                                Schedule X
                  Supplementary Income Statement Information
                           (Dollars in millions)

                                                    Charged to
                                                    Costs and
                 Item                               Expenses
- - ----------------------------------------------      ----------
Year-ended September 1, 1994:
  3. Taxes, other than payroll and income taxes:
       Property taxes                                  $   8.7
  4. Royalties                                           128.3

Year-ended September 2, 1993:
  3. Taxes, other than payroll and income taxes:
       Property taxes                                  $   7.9
  4. Royalties                                            77.8

Year-ended September 3, 1992:
  3. Taxes, other than payroll and income taxes:
       Property taxes                                  $   6.9
  4. Royalties                                            45.2

                                                                          35

                               INDEX TO EXHIBITS

Exhibit         Description
- - -------         -------------------------------------------
3.1             Certificate of Incorportation of Registrant
3.7             Bylaws of the Registrant as amended
11.1            Computation of Per Share Earnings
21.1            Subsidiaries of the Registrant
23.1            Consent of Independent Accountants
27.1		Financial Data Schedule