Form 10-Q
period 1994-12-01
MICRON TECHNOLOGY INC
filed 1994-12-20
CIK 723125

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended                December 1, 1994
                         -------------------------------------------------
                                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1943

For the transition period from                     to
                              ---------------------  ---------------------

Commission file number                       1-10658
                      ----------------------------------------------------




                            Micron Technology, Inc.
                     ------------------------------------
                     (Exact name as specified in charter)





                Delaware                           75-1618004
     -------------------------------    -------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


     2805 East Columbia Road, Boise, Idaho                   83707-0006
     ------------------------------------------------------------------
     (Address of principal executive offices)                zip code

     Registrant's telephone number, including area code   (208)368-4000
                                                       ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----      -----

     The number of outstanding shares of the registrant's Common
Stock as of December 15, 1994 was 102,148,061.

                      Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
- ------------------------------------------

                          MICRON TECHNOLOGY, INC.

                        Consolidated Balance Sheets
                          (Dollars in millions)

                                               December 1,   September 1,
As of                                             1994           1994
- ------------------------------------------------------------------------
                                               (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                          $  138.5       $   78.4
  Liquid investments                               421.3          354.6
  Receivables                                      284.0          235.7
  Inventories                                      122.7          101.1
  Prepaid expenses                                   4.4            3.3
  Deferred income taxes                             18.5           20.1
                                                --------       --------
     Total current assets                          989.4          793.2

Product and process technology, net                 46.0           48.2
Property, plant, and equipment, net                742.3          663.5
Other assets                                        28.9           24.8
                                                --------       --------
     Total assets                               $1,806.6       $1,529.7
                                                ========       ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses         $  303.3       $  200.2
  Deferred income                                   13.8           13.0
  Equipment purchase contracts                      25.0           31.2
  Current portion of long-term debt                 25.4           29.8
                                                --------       --------
     Total current liabilities                     367.5          274.2

Long-term debt                                     152.8          124.7
Deferred income taxes                               53.9           54.1
Other liabilities                                   23.7           27.4
                                                --------       --------
     Total liabilities                             597.9          480.4
                                                --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value, authorized
     150.0 million shares, issued and
     outstanding 102.1 million and 100.7
     million shares, respectively                   10.2           10.2
  Additional paid-in capital                       376.8          369.7
  Retained earnings                                825.0          670.8
  Unamortized stock compensation                    (3.3)          (1.4)
                                                --------       --------
     Total shareholders' equity                  1,208.7        1,049.3
                                                --------       --------
     Total liabilities and shareholders' equity $1,806.6       $1,529.7
                                                ========       ========

See accompanying notes to consolidated financial statements.

                           MICRON TECHNOLOGY, INC.

                   Consolidated Statements of Operations
             (Dollars in millions, except for per share data)
                               (Unaudited)


                                               December 1,    December 2,
For the quarter ended                             1994           1993
- -------------------------------------------------------------------------

Net sales                                       $  535.0       $  320.1
                                                --------       --------
Costs and expenses:
  Cost of goods sold                               224.5          166.6
  Selling, general, and administrative              38.2           34.1
  Research and development                          27.0           14.3
                                                --------       --------
     Total costs and expenses                      289.7          215.0
                                                --------       --------

Operating income                                   245.3          105.1
Interest income, net                                 3.6            0.4
                                                --------       --------
Income before income taxes                         248.9          105.5

Income tax provision                                89.6           38.0
                                                --------       --------
Net income                                        $159.3          $67.5
                                                ========       ========


Earnings per share:
  Primary                                          $1.51          $0.65
  Fully diluted                                     1.51           0.65
Number of shares used in per share calculations:
  Primary                                          105.4          103.5
  Fully diluted                                    105.6          103.5


Cash dividend declared per share                   $0.05          $0.02














See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                            (Dollars in millions)
                                 (Unaudited)


                                               December 1,    December 2,
For the three months ended                        1994           1993
- -------------------------------------------------------------------------

Cash flows of operating activities
Net income                                      $  159.3       $   67.5
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                   41.7           31.4
     Decrease (increase) in receivables            (48.3)           2.0
     Increase in inventories                       (21.6)         (14.7)
     Increase in accounts payable and accrued
       expenses                                    103.1           42.6
     Other                                           1.8            8.1
                                                --------       --------
  Net cash provided by operating activities        236.0          136.9
                                                --------       --------

Cash flows of investing activities
Purchase of investments                           (143.6)         (78.3)
Proceeds from sale and maturity of investments      77.5           36.1
Property, plant, and equipment expenditures        (90.8)         (50.7)
Other                                                4.1           (0.2)
                                                --------       --------
  Net cash used for investing activities          (152.8)         (93.1)
                                                --------       --------

Cash flows of financing activities
Payments on equipment purchase contracts           (42.4)         (28.2)
Repayments of debt                                 (14.7)         (13.6)
Proceeds from issuance of debt                      38.0             --
Proceeds from issuance of common stock               3.7            2.4
Payment of dividends                                (5.1)            --
Other                                               (2.6)          (0.1)
                                                --------       --------
  Net cash used for financing activities           (23.1)         (39.5)
                                                --------       --------

Net increase in cash and equivalents                60.1            4.3
Cash and equivalents at beginning of period         78.4           47.5
                                                --------       --------
  Cash and equivalents at end of period         $  138.5       $   51.8
                                                ========       ========

Supplemental disclosures
Income taxes paid, net                          $  (25.3)      $  (25.3)
Interest paid                                       (2.0)          (1.9)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable
     and capital leases                             36.2           31.9




See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
             (All tabular dollar amounts are stated in millions)


1.   Unaudited Interim Financial Statements

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows.

  This report on Form 10-Q for the first quarter ended December 1, 1994, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended September 1, 1994.

2.  Receivables                                December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------

    Trade receivables                           $  285.7       $  227.6
    Other                                            9.7           15.9
    Allowance for returns and discounts             (8.5)          (4.9)
    Allowance for doubtful accounts                 (2.9)          (2.9)
                                                --------       --------
                                                $  284.0       $  235.7
                                                ========       ========


3.  Inventories                                December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------
    Finished goods                              $    7.1       $    5.2
    Work in progress                                68.7           64.2
    Raw materials and supplies                      46.9           31.7
                                                --------       --------
                                                $  122.7       $  101.1
                                                ========       ========


4.  Product and process technology, net        December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------
    Product and process technology, at cost     $  149.1       $  148.6
    Less accumulated amortization                 (103.1)        (100.4)
                                                --------       --------
                                                $   46.0       $   48.2
                                                ========       ========


5.  Property, plant, and equipment, net        December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------
    Land                                        $    8.0       $    7.9
    Buildings                                      304.7          260.0
    Machinery and equipment                        911.6          825.5
    Construction in progress                        52.3           68.7
                                                --------       --------
                                                 1,276.6        1,162.1
    Less accumulated depreciation and
       amortization                               (534.3)        (498.6)
                                                --------       --------
                                                $  742.3       $  663.5
                                                ========       ========
                                     4


  Notes to Consolidated Financial Statements, continued


6.  Accounts payable and accrued expenses      December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------
    Accounts payable                            $   61.2       $   55.3
    Salaries, wages, and benefits                   68.5           63.5
    Product and process technology                  40.0           16.6
    Income taxes payable                           105.7           44.0
    Commissions                                      4.9            4.5
    Other                                           23.0           16.3
                                                --------       --------
                                                $  303.3       $  200.2
                                                ========       ========


7.  Long-term debt                             December 1,   September 1,
                                                  1994           1994
- --------------------------------------------------------------------------
    Notes payable in monthly installments
        through May 1999, weighted average
        interest rate of 6.34% and 6.62 %,
        respectively                            $  149.8       $  115.7

    Capitalized lease obligations payable in
        monthly installments through April
        1998, weighted average interest rate
        of 7.92% and 7.93%, respectively            11.5           12.4

    Noninterest bearing obligation, due June
        1997, original face amount $19.8
        million (net of discount based on
        imputed interest rate of 6.50%)             16.9           16.6

    Noninterest bearing obligation, paid in
        November 1994, original face amount
        of $50.0 million (net of discount
        based on imputed interest rate of
        10.25%)                                       --            9.8
                                                --------       --------
                                                   178.2          154.5
    Less current portion                           (25.4)         (29.8)
                                                --------       --------
                                                $  152.8       $  124.7
                                                ========       ========

8.  Earnings per share

    Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. Historical share and per share amounts have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend in fiscal 1994.


9.  Income taxes

    The effective income tax rate for the first fiscal quarters of 1995 and 1994 was 36% which primarily reflects the statutory corporate income tax rate and the net effect of state taxation.

10. Commitments

    As of December 1, 1994, the Company had commitments which extend through approximately the next year and-a-half, of approximately $302.9 million for equipment purchases and $70.8 million for the construction of buildings.


11. Contingencies

    Periodically, the Company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements expiring in the remainder of fiscal 1995. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

    The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


    All period references are to the Company's fiscal periods ended December 1, 1994, and December 2, 1993, unless otherwise indicated. Historical share and per share amounts have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend during fiscal 1994. All tabular dollar amounts are stated in millions.

    Net sales for the Company's first quarter ended December 1, 1994, were $535.0 million, compared to net sales of $320.1 million for the same quarter a year ago. Net income for the first quarter was $159.3 million, or $1.51 per fully diluted share, compared to net income of $67.5 million, or $0.65 per fully diluted share, a year ago.

    Increased net sales and profits primarily reflect improved productivity, increased fab capacity, and favorable market conditions. The improved productivity in the first quarter of 1995 was principally due to conversions to further shrinks of the Company's primary memory products. The Company benefited from strong market conditions for the 4 Meg DRAM, the product responsible for a substantial portion of the Company's net sales and net income.

     On December 19, 1994, the Company declared a $0.05 per share cash dividend to shareholders of record as of January 5, 1995, for payment on February 3, 1995. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

Results of Operations

                                                        First Quarter
                                                ---------------------------
                                                   1995     Change     1994
                                                ---------------------------
Net sales                                       $ 535.0     67.2%   $ 320.1
</TABLE)

    The substantial increase in net sales for the first quarter of 1995 compared to the same period in 1994 was principally due to increased volume of semiconductor memory sold, favorable market conditions which resulted in relatively stable memory product pricing, and increased sales of personal computer systems. The Company's production of semiconductor memory, as measured in megabits, increased substantially in the first quarter of 1995 compared to the same period of 1994. The increase in volume of semiconductor memory sold during the first quarter of 1995 was principally due to transitions to further shrinks of existing products; increased wafer capacity, principally as a result of continued expenditures on equipment and facilities;
and improved manufacturing yields. Increased sales of personal computer systems were primarily attributable to an increased name recognition and relatively strong market conditions for the Company's PC systems.

    The Company's principal product during the first quarter of 1995 was the 4 Meg DRAM, which accounted for a majority of the Company's net sales. Sales of personal computer systems and board level products in the first quarter of 1995 accounted for approximately 8% and 3%, respectively, of total net sales, excluding the value of the Company's memory components contained in such products, compared to 3% and 3%, respectively, of total net sales during the first quarter of 1994.

    Efforts to merge Micron Custom Manufacturing Services, Inc. ("MCMS"), and
Micron Computer, Inc. ("MCI") into ZEOS International. Ltd., a personal computer manufacturer ("ZEOS"), are continuing. Upon completion of the merger, approximately 79% of the outstanding shares of the combined company's common stock will be held by Micron Technology, Inc. In its third fiscal quarter ended October 1, 1994, ZEOS reported net sales of approximately $66.2 million.



                                                        First Quarter
                                                ---------------------------
                                                   1995     Change     1994
                                                ---------------------------
Cost of goods sold                              $ 224.5     34.8%   $ 166.6
Gross margin %                                    58.0%               48.0%

    The Company's overall gross margin percentage improved for the first quarter of 1995 compared to the corresponding period of 1994 principally due to reductions in cost per unit of memory sold for DRAM products and relatively stable average selling prices. Reductions in cost per unit sold were realized primarily from a combination of transitions to further shrinks of existing products, increased wafer output, and yield improvements. Market conditions of relatively stable semiconductor memory pricing for the past ten quarters represent a significant deviation above the historical long-term trend line of declining per megabit pricing. The Company is unable to predict when or how quickly average selling prices per megabit may return to the historical long-term trend line.

    The Company's gross margin percentage has been negatively impacted as sales of personal computer systems increased as a percentage of the Company's total net sales. Upon completion of the merger of MCMS, MCI, and ZEOS, it is anticipated that sales of personal computer systems will continue to increase as a percentage of the Company's total net sales.

    The Company believes the market transition to the 16 Meg DRAM as its primary DRAM product will be largely driven by an increase in the memory requirements of personal computer systems or by the availability of the 1 Meg x 16 configuration part. The 1 Meg x 16 configuration of the 16 Meg DRAM allows personal computer manufacturers to increase memory densities in smaller increments, thereby offering more cost effective memory solutions for present software requirements. The 1 Meg x 16 configuration is more complex, is presently more costly to produce than the 4 Meg x 4 configuration and is not widely available in the industry. When the 1 Meg x 16 configuration part becomes readily available, or when memory requirements for PC systems significantly increase, there may be an erosion in demand for 4 Meg devices with declining average selling prices of 4 Meg DRAM products. The Company continues to limit its production of 16 Meg DRAMs in order to maximize 4 Meg DRAM production consistent with existing customer preferences. The transition from the 4 Meg DRAM to the 16 Meg DRAM may cause an erosion in the Company's gross margin percentage as production capacity is shifted from a relatively mature device to a next generation device.

    Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. The charges for product and process technology have decreased as a percentage of net sales in the first quarter of 1995 compared to the first quarter of
1994 primarily as a paid-up license agreement became fully amortized late in fiscal 1994. Future product and process technology charges may increase as a result of claims asserted or licenses acquired in the future. See "Certain Factors".
                                     8

                                                        First Quarter
                                                ---------------------------
                                                   1995     Change     1994
                                                ---------------------------
Selling, general, and administrative            $  38.2     12.0%   $  34.1
as a % of net sales                                7.1%               10.7%

    Selling, general, and administrative expenses increased slightly during the first quarter of 1995 compared to the first quarter of 1994, but decreased as a percentage of net sales. The higher level of selling, general, and administrative expense during the first quarter of 1995 as compared to 1994 reflects a higher level of personnel costs principally due to the Company's profit sharing programs and a reduction of legal fees resulting from settlement of the Company's shareholders' suit and patent litigation.

                                                        First Quarter
                                                ---------------------------
                                                   1995     Change     1994
                                                ---------------------------
Research and development                        $  27.0     88.8%   $  14.3
as a % of net sales                                5.0%                4.5%

    Research and development expenses, which vary primarily with the number of wafers and personnel dedicated to new product and process development, were higher, both in absolute dollars and as a percentage of net sales, for the first quarter of 1995 compared to the first quarter of 1994. Efforts in the current quarter were focused primarily on design and development of the 64 Meg DRAM, further development of the 16 Meg DRAM, and design and development of the 4 Meg and 16 Meg SRAMs. The Company expects research and development expense for fiscal 1995 to be significantly higher than fiscal 1994 as additional resources are dedicated to development of the 64 Meg DRAM, design and development of the 256 Meg DRAM, as well as design and development of new technologies including radio frequency identification products, nonvolatile semiconductor memory devices, and field emission flat panel displays.


Liquidity and Capital Resources

    The Company had cash and liquid investments of $559 million as of December 1, 1994, representing an increase of $127 million during the first quarter of 1995. The Company's principal sources of liquidity during the first quarter of 1995 were cash flows from operations of $236 million, issuance of long-term debt of $38 million, and equipment financing of $36 million. The principal uses of funds in the first quarter of 1995 were $91 million for property, plant, and equipment, $42 million for payments on equipment contracts, $15 million for payments on long-term debt. The Company expects a significant reduction in cash and liquid investment through the remainder of the fiscal year as capital expenditures exceed cash flows from operations.

    As of December 1, 1995, the Company had commitments which extend through approximately the next year and-a-half, of approximately $303 million for equipment purchases and approximately $71 million for the construction of buildings. Anticipated capital expenditures include upgrading manufacturing equipment to 8-inch wafer processing capability, completion of an additional assembly and test facility, and remodels and upgrades of existing fabrication facilities. The Company also began the site selection process for a proposed semiconductor memory manufacturing complex. Capital expenditures associated with construction and equipment for of this complex are expected to exceed $1 billion. Completion of this long-term expansion project could take as long as three to four years. Recognizing the significant historical volatility of the semiconductor industry, the Company proceeds with capital improvement projects in defined stages. Initiation of each stage will depend on market conditions and cash and liquidity resources at the time.

    The Company's bank credit agreement provides for borrowings of up to $120 million under a revolving loan expiring January 1997. Substantially all of the tangible assets of the Company's semiconductor memory operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreement. The agreement contains certain financial covenants. As of December 1, 1994, the Company had no borrowings outstanding under the agreement.

    The Company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. Although the Company has recently been able to fund its liquidity needs through cash flows from operations and equipment financings, external sources of cash have been required historically to supplement the Company's cash flows from operations to fund these ongoing investments. In order to fund the Company's current capital development program as scheduled, the Company will likely be required to pursue external sources of liquidity. There can be no assurance that external funds will be available to fund the Company's ongoing operations or capital development on terms acceptable to the Company.


Certain Factors

    The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. Demand for semiconductor memory products has grown, fueled primarily by growth in the personal computer industry. Many of the Company's competitors are adding new facilities designed to process 8-inch wafers, which have approximately 84% greater usable surface area than the 6-inch wafer currently used by the Company. In addition, many competitors are currently believed to be running their 16 Meg DRAM manufacturing operations at significantly lower yields than could be expected when such products mature. Yield improvements by these competitors would dramatically increase worldwide semiconductor memory capacity. Excess supply as a result of increased semiconductor manufacturing capacity, adverse market conditions, or currency fluctuation resulting in a strengthening dollar against the yen, could result in downward pricing pressure. A decline in the current favorable product pricing would have a material adverse effect on the Company's results of operations.

    The manufacture of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test.
From time to time, the Company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The Company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the Company is unable to transition to future generation products, in a timely fashion or at gross margin rates comparable to the Company's current primary products.

    Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements expiring in the remainder of fiscal 1995. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

                        Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) The following are filed as a part of this report:

    Exhibit                                                          Page
    Number    Description of Exhibit                                Number
    -------   --------------------------------------------------    ------
      11      Computation of per share earnings for the quarters
              ended December 1, 1994 and December 2, 1993             13


(b) The registrant filed a Report on Form 8-K dated September 19, 1994, announcing certain changes in the directors and officers of the company.

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Micron Technology, Inc.
                                     ------------------------------
                                     (Registrant)




Dated:  December 19, 1994            /s/ Wilbur G. Stover, Jr.
                                     ------------------------------
                                     Wilbur G. Stover, Jr. Vice President,
                                     Finance, and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)