Form 10-Q/A
period 1994-12-01
MICRON TECHNOLOGY INC
filed 1995-02-03
CIK 723125

FORM 10-Q/A
                                 Amendment No. 1

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarter ended                    December 1, 1994
                         -------------------------------------------------
                                                 OR

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

(a) The following are filed as a part of this report:

    Exhibit                                                          Page
    Number    Description of Exhibit                                Number
    -------   --------------------------------------------------    ------
      11      Computation of per share earnings for the quarters
              ended December 1, 1994 and December 2, 1993             13

      27      Financial Data Schedule                                 14


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



                                     Micron Technology, Inc.
                                     ------------------------------
                                     (Registrant)




Dated:  February 3, 1995             /s/ Wilbur G. Stover, Jr.
                                     ------------------------------
                                     Wilbur G. Stover, Jr. Vice President,
                                     Finance, and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)