Form 10-Q
period 1995-03-02
MICRON TECHNOLOGY INC
filed 1995-03-21
CIK 723125

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 2, 1995
                              ------------------------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from                   to
                              -------------------    -------------------

Commission file number           1-10658
                      --------------------------------------------------





                           Micron Technology, Inc.
                    ------------------------------------
                    (Exact name as specified in charter)





                Delaware                             75-1618004
     -------------------------------        ----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


     2805 East Columbia Road, Boise, Idaho                    83707-0006
     -------------------------------------------------------------------
     (Address of principal executive offices)                   zip code

     Registrant's telephone number, including area code   (208) 368-4000
                                                       -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----
     The number of outstanding shares of the registrant's Common Stock as of March 16, 1995 was 102,622,620.

                     Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                         MICRON TECHNOLOGY, INC.

                      Consolidated Balance Sheets
             (Dollars in millions, except for par value amount)

                                          March 2,        September 1,
As of                                      1995               1994
- ----------------------------------------------------------------------
                                      (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                    $   81.5            $   78.4
  Liquid investments                         495.2               354.6
  Receivables                                266.1               235.7
  Inventories                                142.8               101.1
  Prepaid expenses                             4.8                 3.3
  Deferred income taxes                       19.6                20.1
                                          --------            --------
     Total current assets                  1,010.0               793.2

Product and process technology, net           43.9                48.2
Property, plant, and equipment, net          867.6               663.5
Other assets                                  35.3                24.8
                                          --------            --------
     Total assets                         $1,956.8            $1,529.7
                                          ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses   $  238.6            $  200.2
  Deferred income                             13.6                13.0
  Equipment purchase contracts                23.0                31.2
  Current portion of long-term debt           25.8                29.8
                                          --------            --------
     Total current liabilities               301.0               274.2

Long-term debt                               168.2               124.7
Deferred income taxes                         63.6                54.1
Other liabilities                             28.4                27.4
                                          --------            --------
     Total liabilities                       561.2               480.4
                                          --------            --------


Commitments and contingencies

Shareholders' equity:
  Common stock, $.10 par value, authorized
     300.0 million shares, issued and
     outstanding 102.6 million and 101.9
     million shares, respectively             10.3                10.2
  Additional paid-in capital                 386.5               369.7
  Retained earnings                        1,003.4               670.8
  Unamortized stock compensation              (4.6)               (1.4)
                                          --------            --------
     Total shareholders' equity            1,395.6             1,049.3
                                          --------            --------
     Total liabilities and shareholders'
     equity                               $1,956.8            $1,529.7
                                          ========            ========


See accompanying notes to consolidated financial statements.

                           MICRON TECHNOLOGY, INC.

                   Consolidated Statements of Operations
             (Amounts in millions, except for per share data)
                                (Unaudited)

caption>

                                          March 2,            March 3,
For the quarter ended                      1995                1994
- ----------------------------------------------------------------------

Net sales                                 $  628.5            $  390.5
                                          --------            --------
Costs and expenses:
  Cost of goods sold                         267.5               204.1
  Selling, general, and administrative        39.0                33.1
  Research and development                    28.9                18.7
                                          --------            --------
     Total costs and expenses                335.4               255.9
                                          --------            --------

Operating income                             293.1               134.6
Interest income, net                           6.5                 1.0
                                          --------            --------
Income before income taxes                   299.6               135.6

Income tax provision                         116.1                48.8
                                          --------            --------
Net income                                $  183.5            $   86.8
                                          ========            ========



Earnings per share:
  Primary                                    $1.72               $0.83
  Fully diluted                              $1.71               $0.83
Number of shares used in per share
  calculations:
  Primary                                    106.4               104.3
  Fully diluted                              107.2               105.1


Cash dividend declared per share             $0.05                  --














See accompanying notes to consolidated financial statements.

                          MICRON TECHNOLOGY, INC.

                  Consolidated Statements of Operations
              (Amounts in millions, except for per share data)
                               (Unaudited)



                                          March 2,            March 3,
For the six months ended                   1995                1994
- ----------------------------------------------------------------------
Net sales                                 $1,163.5            $  710.6
                                          --------            --------
Costs and expenses:
  Cost of goods sold                         492.0               370.7
  Selling, general, and administrative        77.2                67.2
  Research and development                    55.9                33.0
                                          --------            --------
     Total costs and expenses                625.1               470.9
                                          --------            --------

Operating income                             538.4               239.7
Interest income, net                          10.1                 1.4
                                          --------            --------
Income before income taxes                   548.5               241.1

Income tax provision                         205.7                86.8
                                          --------            --------
Net income                                $  342.8            $  154.3
                                          ========            ========



Earnings per share:
  Primary                                    $3.24               $1.49
  Fully diluted                               3.21                1.48
Number of shares used in per share
  calculations:
  Primary                                    105.8               103.7
  Fully diluted                              106.8               104.5


Cash dividend declared per share             $0.10               $0.02














See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)



                                          March 2,            March 3,
For the six months ended                   1995                1994
- ----------------------------------------------------------------------

Cash flows from operating activities
Net income                                $  342.8            $  154.3
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                             86.6                64.7
     Increase in receivables                 (30.4)              (38.2)
     Increase in inventories                 (41.7)              (12.4)
     Increase in accounts payable and
       accrued expenses                       38.4                25.0
     Other                                    16.6                36.0
                                          --------            --------
  Net cash provided by operating activities  412.3               229.4
                                          --------            --------

Cash flows from investing activities
Purchase of investments                     (420.6)             (109.0)
Proceeds from sale and maturity of
  investments                                281.8                64.1
Expenditures for property, plant, and
  equipment                                 (242.7)             (106.7)
Other                                          9.2                (9.4)
                                          --------            --------
  Net cash used for investing activities    (372.3)             (161.0)
                                          --------            --------

Cash flows from financing activities
Payments on equipment purchase contracts     (71.1)              (62.5)
Repayments of debt                           (21.0)              (37.5)
Proceeds from issuance of debt                59.7                20.3
Proceeds from issuance of common stock         8.6                 6.8
Payment of dividends                         (10.2)               (2.0)
Other                                         (2.9)               (0.2)
                                          --------            --------
  Net cash used for financing activities     (36.9)              (75.1)
                                          --------            --------

Net increase (decrease) in cash and
  equivalents                                  3.1                (6.7)
Cash and equivalents at beginning of
  period                                      78.4                47.5
                                          --------            --------
  Cash and equivalents at end of period   $   81.5            $   40.8
                                          ========            ========

Supplemental disclosures
Income taxes paid, net                    $ (214.8)           $ (109.8)
Interest paid                                 (4.5)               (3.0)
Noncash investing and financing activities:
  Equipment acquisitions on contracts
  payable and capital leases                  62.8                57.0




See accompanying notes to consolidated financial statements.

                Notes to Consolidated Financial Statements
           (All tabular dollar amounts are stated in millions)


1.   Unaudited Interim Financial Statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. During the second quarter of fiscal 1995, the Company changed its estimate of the effective income tax rate for fiscal 1995 to 37.5% from 36.0%.

    This report on Form 10-Q for the quarter and six months ended March 2, 1995, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended September 1, 1994.


2.  Receivables                           March 2,        September 1,
                                           1995               1994
- ----------------------------------------------------------------------
    Trade receivables                     $  265.5            $  227.6
    Other                                      9.7                15.9
    Allowance for returns and discounts       (5.9)               (4.9)
    Allowance for doubtful accounts           (3.2)               (2.9)
                                          --------            --------
                                          $  266.1            $  235.7
                                          ========            ========



3.  Inventories                           March 2,        September 1,
                                           1995               1994
- ----------------------------------------------------------------------
    Finished goods                        $    3.8            $    5.2
    Work in progress                          78.8                64.2
    Raw materials and supplies                60.2                31.7
                                          --------            --------
                                          $  142.8            $  101.1
                                          ========            ========



4.  Product and process technology, net   March 2,       September 1,
                                           1995              1994
- ----------------------------------------------------------------------
    Product and process technology,
      at cost                             $  149.4            $  148.6
    Less accumulated amortization           (105.5)             (100.4)
                                          --------            --------
                                          $   43.9            $   48.2
                                          ========            ========



5.  Property, plant, and equipment, net   March 2,       September 1,
                                           1995              1994
- ----------------------------------------------------------------------
    Land                                  $    8.0            $    7.9
    Buildings                                308.9               260.0
    Machinery and equipment                  993.2               825.5
    Construction in progress                 111.6                68.7
                                          --------            --------
                                           1,421.7             1,162.1
    Less accumulated depreciation and
      amortization                          (554.1)             (498.6)
                                          --------            --------
                                          $  867.6              $663.5
                                          ========            ========

  Notes to Consolidated Financial Statements, continued


6.  Accounts payable and accrued expenses March 2,        September 1,
                                           1995               1994
- ----------------------------------------------------------------------
    Accounts payable                      $   76.8            $   55.3
    Salaries, wages, and benefits             75.6                63.5
    Product and process technology            40.2                16.6
    Income taxes payable                      20.4                44.0
    Commissions                                4.1                 4.5
    Other                                     21.5                16.3
                                          --------            --------
                                          $  238.6            $  200.2
                                          ========            ========



7.  Long-term debt                        March 2,        September 1,
                                           1995               1994
- ----------------------------------------------------------------------
    Notes payable in periodic installments
      through May 1999, weighted average
      interest rate of 6.84% and 7.30 %,
      respectively                        $   99.4            $   78.7

    Notes payable, due at maturity ranging
      from April 1996 to December 1997,
      weighted average interest rate of
      6.10% and 5.11%, respectively           50.0                37.0

    Noninterest bearing obligations,
      $19.8 million due June 1997 and
      $20.5 million due December 1997,
      original face amount of $40.3
      million (net of discounts based
      on imputed interest rate) weighted
      average interests rate of 6.90% and
      6.50%, respectively                     34.0                16.6

    Capitalized lease obligations payable
      in monthly installments through
      April 1998, weighted average
      interest rate of 7.91% and 7.93%,
      respectively                            10.6                12.4

    Noninterest bearing obligation, paid
      in November 1994, original face
      amount of $50.0 million (net of
      discount based on imputed interest
      rate of 10.25%)                           --                 9.8
                                          --------            --------
                                             194.0               154.5
    Less current portion                     (25.8)              (29.8)
                                          --------            --------
                                          $  168.2            $  124.7
                                          ========            ========


8.   Earnings per share

     Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. Share and per share amounts for the second quarter and first six months of fiscal 1994 have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend in the third quarter of fiscal 1994.


9.   Income taxes

     During the second quarter of fiscal 1995, the Company changed its estimate of the effective income tax rate for fiscal 1995 to 37.5% from 36.0%. The effective income tax reflects the statutory corporate income tax rate and the net effect of state taxation.


  Notes to Consolidated Financial Statements, continued


10.  Commitments

     As of March 2, 1995, the Company had commitments extending into fiscal
1997, of approximately $486.8 million for equipment purchases and $67.1 million for the construction of buildings.


11.  Contingencies

     Periodically, the Company is made aware that technology used by the company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements expiring in the remainder of 1995. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

     The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.



Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

     All period references are to the Company's fiscal periods ended March
2, 1995, and March 3, 1994, unless otherwise indicated. Per share amounts for the second quarter and first six months of 1994 have been restated to reflect a 5 for 2 stock split effected in the form of a stock dividend during the third quarter of 1994. All tabular dollar amounts are stated in millions.

     Net sales for the Company's second quarter ended March 2, 1995, were $628.5 million, compared to net sales of $390.5 million for the same quarter a year ago. Net income for the second quarter of 1995 was $183.5 million, or $1.71 per fully diluted share, as compared to net income of $86.8 million, or $0.83 per fully diluted share, for the second quarter of 1994, and as compared to $159.3 million, or $1.51 per fully diluted share, for the first quarter of 1995. For the first six months of 1995, the Company reported net income of $342.8 million, or $3.21 per fully diluted share, on net sales of $1,164 million as compared to net income of $154.3 million, or $1.48 per fully diluted share, on net sales of $710.6 million for the first six months of 1994.

     The merger of Micron Custom Manufacturing Services, Inc., and Micron
Computer, Inc., with ZEOS International, Ltd. ("ZEOS"), a personal computer manufacturer, is proceeding and is currently anticipated to be completed in early April following shareholder approval by each respective company. Upon completion of the merger, the operating results of ZEOS will be consolidated with the Company's.


Results of Operations

                             Second Quarter              Six Months Ended
                     ---------------------------   ---------------------------
                         1995   Change      1994       1995   Change      1994
                     ---------------------------   ---------------------------
Net sales            $  628.5    60.9%  $  390.5   $1,163.5    63.7%  $  710.6

     The strong operating results for 1995 reflect increased production of semiconductor memory and continued favorable market conditions. Demand for the 4 Meg DRAM, the Company's largest volume product, continued to be strong through the second quarter of 1995 resulting in relatively stable pricing for the eleventh consecutive quarter. In the second quarter of 1995, megabit production of semiconductor memory produced was approximately 60% higher than the comparable quarter of 1994 and 8% higher compared to the first quarter of 1995. The higher volume of memory principally resulted from the transition to the third generation shrink version of the 4 Meg DRAM with higher potential die per wafer and from enhanced yields for existing products. Although the Company has commenced production of its fourth generation 4 Meg DRAM, the Company expects its third generation product to remain the principal product through the end of fiscal 1995. The level of total wafer output did not vary significantly comparing the second quarter of 1995 to both the first quarter of 1995 and the second quarter of 1994.

     Sales of personal computer systems and custom board level products in the second quarter of 1995 accounted for approximately 12% and 4%, respectively, of total net sales, excluding the value of the Company's memory components contained in such products, compared to 3% and 4%, respectively, of total net sales during the second quarter of 1994. Net sales of PC systems in future periods are expected to increase as a percentage of total net sales as a result of the Company's planned acquisition of ZEOS. In its fourth fiscal quarter ended December 31, 1994, ZEOS reported net sales of approximately $74 million.

                             Second Quarter              Six Months Ended
                     ---------------------------   ---------------------------
                         1995   Change      1994       1995   Change      1994
                     ---------------------------   ---------------------------
Cost of goods sold   $  267.5    31.1%  $  204.1   $  492.0    32.7%  $  370.7
Gross margin %          57.4%              47.7%      57.7%              47.8%

     The Company's overall gross margin percentage for both the second quarter and first six months of 1995 improved significantly compared to the corresponding periods of 1994 principally due to reductions in cost per unit of memory sold for DRAM products and continued relatively stable average selling prices for such products. Reductions in cost per unit were realized primarily from transition to a further shrink version of the 4 Meg DRAM with higher potential die per wafer and higher yields on existing products resulting principally from increased manufacturing efficiencies.

     Market conditions during the most recent eleven quarters have resulted in relatively stable semiconductor memory pricing. This represents a significant deviation above the semiconductor industry's historical long-term trend line of declining per megabit pricing. The Company is unable to predict when or how quickly average selling prices per megabit may return to the historical long-term trend line.

     The Company continues to limit its production of 16 Meg DRAMs in order to maximize 4 Meg DRAM production consistent with existing customer preferences. The transition from the 4 Meg DRAM to the 16 Meg DRAM may adversely impact the Company's gross margin percentage as production capacity is shifted from a relatively mature device to a next generation device. The Company believes the market transition to the 16 Meg DRAM as its primary DRAM product will be largely driven by the timing of when the market price for the 1 Meg x 16 configuration of the 16 Meg DRAM reaches per megabit price parity with the equivalent 4 Meg DRAM and by the timing of increases in the memory requirements of personal computers.

     Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. The charges for product and process technology decreased as a percentage of net sales in the second quarter and first six months of 1995 compared to the same periods of 1994 primarily as a result of a paid-up license agreement that became fully amortized late in fiscal 1994. Future product and process technology charges may increase as a result of claims asserted or licenses acquired in the future. See "Certain Factors".

     The Company's gross margin percentage has been negatively impacted by the increase in net sales of personal computer systems as a percentage of the Company's total net sales. Gross margin on sales of PC Systems during the second quarter of 1995 was approximately 8%. Following completion of the Company's planned acquisition of ZEOS, it is anticipated that net sales of personal computer systems will continue to increase as a percentage of the Company's total net sales. ZEOS reported gross margin percentages of approximately 11% and 8% for its fourth quarter and its fiscal year ended December 31, 1994.

                             Second Quarter              Six Months Ended
                     ---------------------------   ---------------------------
                         1995   Change      1994       1995   Change      1994
                     ---------------------------   ---------------------------
Selling, general, and
  administrative     $   39.0    17.8%  $   33.1   $   77.2    14.9%  $   67.2
as a % of net sales      6.2%               8.5%       6.6%               9.5%

     Selling, general, and administrative expenses increased in both the second quarter and first six months of 1995 compared to the same periods of 1994, but decreased as a percentage of net sales. The higher level of selling, general, and administrative expenses during the second quarter of 1995 as compared to 1994 resulted primarily from a higher level of personnel costs as a result of increased number of employees in administrative areas and increased costs associated with the profit sharing programs, and to a lesser extent increased advertising expense incurred in the Company's personal computer operation. These increases were partially offset by a reduction of legal fees primarily resulting from settlement of patent litigation.

                             Second Quarter              Six Months Ended
                     ---------------------------   ---------------------------
                         1995   Change      1994       1995   Change      1994
                     ---------------------------   ---------------------------
Research and
  development        $   28.9    54.5%  $   18.7   $   55.9    69.4%  $   33.0
as a % of net sales      4.6%               4.8%       4.8%               4.6%

     Research and development expenses, which vary primarily with the number of wafers and personnel dedicated to new product and process development, were higher in absolute dollars but remained fairly constant as a percentage of net sales in both the second quarter and first six months of 1995 as compared to the corresponding periods of 1994. Efforts in the second quarter of 1995 were focused primarily on design and development of the 64 Meg and 256 Meg DRAMs, further development of the fourth generation 4 Meg DRAM and of the 16 Meg DRAM, and design and development of the 4 Meg SRAM shrink. The Company expects research and development expense for the remainder of fiscal 1995 to be significantly higher in absolute dollars compared to fiscal 1994 as additional resources are dedicated to development of the 64 Meg DRAM, and design and development of the 256 Meg DRAM, as well as design and development of new technologies including radio frequency identification products, nonvolatile semiconductor memory devices, and field emission flat panel displays.

                             Second Quarter              Six Months Ended
                     ---------------------------   ---------------------------
                         1995   Change      1994       1995   Change      1994
                     ---------------------------   ---------------------------
Income tax provision $  116.1     138%  $   48.8   $  205.7     137%  $   86.8

     During the second quarter of 1995, the Company changed its estimate of the effective income tax rate for fiscal 1995 to 37.5% from 36.0%.


Liquidity and Capital Resources

     The Company had cash and liquid investments of approximately $577 million as of March 2, 1995, representing an increase of approximately $144 million during the first six months of 1995. The Company's principal sources of liquidity during the first six months of 1995 were cash flows from operations of $412 million, issuance of long-term debt of $60 million, equipment financing of $63 million, and $9 million from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans. The principal uses of funds in the first six months of 1995 were $306 million for property, plant, and equipment, $71 million for payments on equipment contracts, $21 million for payments on long-term debt, and $10 million for payment of cash dividends on common stock. The Company expects a significant reduction in cash and liquid investments through the remainder of the fiscal year as capital expenditures should exceed cash flows from operations.

     As of March 2, 1995, the Company had contractual commitments, extending into fiscal 1997, of approximately $487 million for equipment purchases and approximately $67 million for the construction of buildings. Anticipated capital expenditures include the upgrade of manufacturing equipment to 8-inch wafer processing capability, completion of an additional assembly and test facility, and remodels and upgrades of existing fabrication facilities. In addition, the Company recently completed the selection process for a proposed semiconductor memory manufacturing complex to be located in Utah County, Utah. Capital expenditures associated with construction and equipment for this complex are expected to exceed $1 billion. Completion of this long-term expansion project could take up to four years and will proceed in stages as future market conditions allow.

     The Company's bank credit agreement provides for borrowings of up to $120 million under a revolving loan expiring January 1997. Substantially all of the tangible assets of the Company's semiconductor memory manufacturing operations not otherwise pledged as collateral for other notes payable and capital leases are pledged as collateral under the agreement. The agreement contains certain financial covenants. As of March 2, 1995, the Company had no borrowings outstanding under the agreement.

     The Company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. Although the Company has recently been able to fund its liquidity needs through cash flows from operations and equipment financings, external sources of cash have been required historically to supplement the Company's cash flows from operations to fund these ongoing investments. In order to fund the Company's current capital development program as scheduled, the Company may be required to pursue external sources of liquidity. There can be no assurance that external funds will be available to fund the Company's ongoing operations or capital development on terms acceptable to the Company.


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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements expiring in the remainder of 1995. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

                    Part II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders
- -------------------------------------------------------

     The registrant's 1994 Annual Meeting of Shareholders was held on January 30, 1995 at the Registrant's corporate office. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 102,128,550 shares were entitled to vote.

     (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified:

                                                             Abstentions /
                               Votes           Votes            Broker
  Name of Nominee            Cast For       Cast Against       Non-Votes
  ---------------------     ----------      ------------     -------------
  Steven R. Appleton        94,463,128            31,192         7,634,230
  Jerry M. Hess             94,458,483            23,237         7,646,830
  Robert A. Lothrop         94,460,100            34,120         7,634,330
  Tyler A. Lowrey           94,463,410            31,000         7,634,140
  Thomas T. Nicholson       94,460,332            21,735         7,646,483
  Allen T. Noble            94,461,252            20,668         7,646,630
  Don J. Simplot            94,454,231            39,542         7,634,777
  John R. Simplot           94,401,999            39,575         7,686,976
  Gordon C. Smith           94,401,254            34,282         7,693,014
  Wilbur G. Stover, Jr.     94,403,899            32,697         7,691,954


     (b) An amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 150,000,000 shares to 300,000,000 shares was approved with 89,007,160 votes in favor, 5,359,072 votes against, and 7,762,318 representing abstentions and broker non-votes.

     (c) The Company's 1994 Stock Option Plan including the reservation of 1,000,000 shares of the Company's Common Stock for issuance thereunder was approved with 62,290,031 votes in favor, 31,843,303 votes against, and 7,995,216 representing abstentions and broker non-votes.

     (d) The Company's Executive Bonus Plan was approved with 90,967,298 votes in favor, 2,971,765 votes against, and 8,189,487 representing abstentions and broker non-votes.

     (e) The ratification and appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending August 31, 1995 was approved with 93,289,329 votes in favor, 28,666 votes against, and 8,810,555 representing abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) The following are filed as a part of this report:

  Exhibit                                                            Page
  Number    Description of Exhibit                                  Number
  -------   ---------------------------------------------------     ------
    11      Computation of per share earnings for the quarter
            and six month periods ended March 2, 1995 and March
            3, 1994                                                 16 & 17


    27      Financial Data Schedule                                   18


(b) The registrant did not file any reports on Form 8-K during the quarter ended March 2, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Micron Technology, Inc.
                                  --------------------------------------------
                                  (Registrant)




Dated:  March 20, 1995            /s/ Wilbur G. Stover, Jr.
                                  --------------------------------------------
                                  Wilbur G. Stover, Jr. Vice President,
                                  Finance, and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)