Form 10-Q
period 1995-06-01
MICRON TECHNOLOGY INC
filed 1995-06-20
CIK 723125

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 1, 1995
                              ------------------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------
Commission File Number:                        1-10658
                       -------------------------------------------------




                         Micron Technology, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





                Delaware                             75-1618004
     -------------------------------           -------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


     8000 S. Federal Way, P.O. Box 6, Boise, Idaho            83707-0006
     -------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code   (208) 368-4000
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

     The number of outstanding shares of the registrant's Common
Stock as of June 15, 1995 was 206,058,586.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MICRON TECHNOLOGY, INC.

                    Consolidated Balance Sheets
        (Dollars in millions, except for par value amount)

                                          June 1,      September 1,
As of                                      1995            1994
- -------------------------------------------------------------------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                   $  118.2          $   78.4
  Liquid investments                        505.5             354.6
  Receivables                               342.5             235.7
  Inventories                               197.3             101.1
  Prepaid expenses                            7.6               3.3
  Deferred income taxes                      35.1              20.1
                                         --------          --------
     Total current assets                 1,206.2             793.2

Product and process technology, net          42.6              48.2
Property, plant, and equipment, net       1,100.3             663.5
Other assets                                 54.9              24.8
                                         --------          --------
     Total assets                        $2,404.0          $1,529.7
                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  $  415.7          $  200.2
  Deferred income                            13.3              13.0
  Equipment purchase contracts               57.0              31.2
  Current portion of long-term debt          25.9              29.8
                                         --------          --------
     Total current liabilities              511.9             274.2

Long-term debt                              162.4             124.7
Deferred income taxes                        66.4              54.1
Other liabilities                            45.7              27.4
                                         --------          --------
     Total liabilities                      786.4             480.4
                                         --------          --------

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.10 par value,
     authorized 300.0 million shares,
     issued and outstanding 206.0
     million and 203.8 million
     shares, respectively                    20.6              10.2
  Additional paid-in capital                387.7             369.7
  Retained earnings                       1,213.3             670.8
  Unamortized stock compensation             (4.0)             (1.4)
                                         --------          --------
     Total shareholders' equity           1,617.6           1,049.3
                                         --------          --------
     Total liabilities and shareholders'
        equity                           $2,404.0          $1,529.7
                                         ========          ========

See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)



                                          June 1,           June 2,
For the quarter ended                      1995              1994
- -------------------------------------------------------------------

Net sales                                $  761.2          $  426.4
                                         --------          --------
Costs and expenses:
  Cost of goods sold                        357.2             207.0
  Selling, general, and administrative       54.4              35.8
  Research and development                   33.6              22.9
                                         --------          --------
     Total costs and expenses               445.2             265.7
                                         --------          --------

Operating income                            316.0             160.7
Gain from merger transaction                 29.0                --
Interest income, net                          7.4               2.3
                                         --------          --------
Income before income taxes                  352.4             163.0

Income tax provision                        132.2              58.7
                                         --------          --------
Net income                               $  220.2          $  104.3
                                         ========          ========

Earnings per share:
  Primary                                   $1.02             $0.49
  Fully diluted                              1.02              0.49
Number of shares used in per share
 calculations:
  Primary                                   215.1             211.3
  Fully diluted                             215.8             211.4


Cash dividend declared per share            $0.05            $0.025














See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)



                                          June 1,           June 2,
For the nine months ended                  1995              1994
- -------------------------------------------------------------------

Net sales                                $1,924.7          $1,137.0
                                         --------          --------
Costs and expenses:
  Cost of goods sold                        849.2             577.7
  Selling, general, and administrative      131.6             103.0
  Research and development                   89.5              55.9
                                         --------          --------
     Total costs and expenses             1,070.3             736.6
                                         --------          --------

Operating income                            854.4             400.4
Gain from merger transaction                 29.0                --
Interest income, net                         17.4               3.7
                                         --------          --------
Income before income taxes                  900.8             404.1

Income tax provision                        337.8             145.5
                                         --------          --------
Net income                               $  563.0          $  258.6
                                         ========          ========

Earnings per share:
  Primary                                   $2.65             $1.24
  Fully diluted                              2.62              1.23
Number of shares used in per share
 calculations:
  Primary                                   212.7             208.2
  Fully diluted                             214.7             209.8


Cash dividend declared per share            $0.10            $0.035














See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Cash Flows
                       (Dollars in millions)
                            (Unaudited)


                                          June 1,           June 2,
For the nine months ended                  1995              1994
- -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  563.0          $  258.6
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                            137.6             100.9
    Gain from merger transaction            (29.0)               --
    Change in assets and liabilities, net
     of effects of merger transaction:
      Increase in receivables               (84.9)            (55.6)
      Increase in inventories               (68.5)            (16.2)
      Increase in accounts payable and
        accrued expenses                    162.8              44.7
      Other                                  12.7              57.8
                                         --------          --------
  Net cash provided by operating
   activities                               693.7             390.2
                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                    (551.1)           (272.5)
Proceeds from sale and maturity of
  investments                               403.7              94.9
Proceeds from sale of equipment              13.3               2.0
Expenditures for property, plant, and
  equipment                                (451.7)           (176.6)
Cash acquired in merger transaction          14.0                --
Other                                         0.5             (18.9)
                                         --------          --------
  Net cash used for investing activities   (571.3)           (371.1)
                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment purchase contracts   (116.2)            (94.0)
Repayments of debt                          (27.3)            (41.3)
Proceeds from issuance of debt               59.7             117.2
Proceeds from issuance of common stock       13.8              10.2
Payment of dividends                        (10.2)             (7.1)
Other                                        (2.4)             (0.4)
                                         --------          --------
  Net cash used for financing activities    (82.6)            (15.4)
                                         --------          --------

Net increase in cash and equivalents         39.8               3.7
Cash and equivalents at beginning of
  period                                     78.4              47.5
                                         --------          --------
  Cash and equivalents at end of period  $  118.2          $   51.2
                                         ========          ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                   $ (310.6)         $ (138.0)
Interest paid                                (7.0)             (4.5)
Noncash investing and financing
  activities:
    Equipment acquisitions on contracts
     payable and capital leases             142.0              86.9
    Assets acquired, net of cash and
     liabilities assumed in merger
     transaction                             26.0                --

See accompanying notes to consolidated financial statements.
                                4

            Notes to Consolidated Financial Statements
        (All tabular dollar amounts are stated in millions)


1.   Unaudited Interim Financial Statements

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and
their consolidated results of operations and cash flows.   The
results of operations for the third fiscal quarter of 1995 reflect a $29.0 million nonrecurring pretax gain resulting from the merger of Micron Computer, Inc., and Micron Custom Manufacturing Services, Inc., with ZEOS International Ltd., which was effective April 7, 1995. The third fiscal quarter of 1995 also reflects a $25.0 million pretax charge associated with various contingencies for product and process technology rights.


  This report on Form 10-Q for the quarter and nine months ended
June 1, 1995, should be read in conjunction with the Company's
Annual Report to Shareholders and/or Form 10-K for the year ended
September 1, 1994.



2.   Receivables                          June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Trade receivables                      $  340.4          $  227.6
  Other                                      14.2              15.9
  Allowance for returns and discounts        (6.5)             (4.9)
  Allowance for doubtful accounts            (5.6)             (2.9)
                                         --------          --------
                                         $  342.5          $  235.7
                                         ========          ========

3.   Inventories                          June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Finished goods                         $   17.2          $    5.2
  Work in progress                           95.6              64.2
  Raw materials and supplies                 84.5              31.7
                                         --------          --------
                                         $  197.3          $  101.1
                                         ========          ========


4.   Product and process technology, net  June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Product and process technology, at
   cost                                  $  150.7          $  148.6
  Less accumulated amortization            (108.1)           (100.4)
                                         --------          --------
                                         $   42.6          $   48.2
                                         ========          ========


5.   Property, plant, and equipment, net  June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Land                                   $   21.5          $    7.9
  Buildings                                 346.4             260.0
  Machinery and equipment                 1,142.5             825.5
  Construction in progress                  173.0              68.7
                                         --------          --------
                                          1,683.4           1,162.1
  Less accumulated depreciation and
   amortization                            (583.1)           (498.6)
                                         --------          --------
                                         $1,100.3          $  663.5
                                         ========          ========
                                5


  Notes to Consolidated Financial Statements, continued

6.   Accounts payable and accrued
      expenses                            June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Accounts payable                       $  136.4          $   55.3
  Salaries, wages, and benefits              78.4              63.5
  Dividends payable                          10.3                --
  Product and process technology            106.5              16.6
  Income taxes payable                       48.4              44.0
  Other                                      35.7              20.8
                                         --------          --------
                                         $  415.7          $  200.2
                                         ========          ========


7.   Long-term debt                       June 1,      September 1,
                                           1995            1994
- -------------------------------------------------------------------
  Notes payable in periodic installments
    through May 1999, weighted average
    interest rate of 6.90% and 7.30 %,
    respectively                         $   94.0          $   78.7


  Notes payable, due at maturity ranging
    from April 1996 to December 1997,
    weighted average interest rate of
    5.90% and 5.11%, respectively            50.0              37.0

  Noninterest bearing obligations,
    $19.8 million due June 1997 and
    $20.5 million due December 1997,
    original face amount of $40.3
    million and $19.8 million,
    respectively (net of discounts
    based on imputed interest rates),
    weighted average interest rate
    of 6.90% and 6.50%, respectively         34.6              16.6

  Capitalized lease obligations payable
    in monthly installments through April
    1998, weighted average interest rate
    of 7.77% and 7.93%, respectively          9.7              12.4

  Noninterest bearing obligation, paid
    in November 1994, original face
    amount of $50.0 million (net of
    discount based on imputed interest
    rate of 10.25%)                            --               9.8
                                         --------          --------
                                            188.3             154.5
  Less current portion                      (25.9)            (29.8)
                                         --------          --------
                                         $  162.4          $  124.7
                                         ========          ========


  During the third quarter of 1995, the Company terminated its bank credit agreement which provided for borrowings of up to $120.0 million.

8.   Earnings per share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. Share and per share amounts for the third quarter and first nine months of fiscal 1995 have been restated to reflect retroactively a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995.

9.   Income taxes

  During the second quarter of fiscal 1995, the Company changed its estimate of the effective income tax rate for fiscal 1995 to 37.5% from 36.0%. The effective income tax rate principally reflects the statutory corporate income tax rate and the net effect of state taxation.

10.  Commitments

  As of June 1, 1995, the Company had commitments extending into fiscal 1997 of approximately $614.8 million for equipment purchases and $68.8 million for the construction of buildings.


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


  All period references are to the Company's fiscal periods ended June 1, 1995, and June 2, 1994, unless otherwise indicated. Per share amounts for the third quarter and first nine months of 1994 have been restated to reflect a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995. All tabular dollar amounts are stated in millions.

  Net sales for the third quarter ended June 1, 1995, were $761 million, compared to net sales of $426 million for the same quarter a year ago and $629 million for the second quarter of 1995. Net income for the third quarter of 1995 reached $220 million, or $1.02 per fully diluted share, as compared to $104 million, or $0.49 per fully diluted share, for the third quarter of 1994, and as compared to $184 million, or $0.86 per fully diluted share, for the second quarter of 1995. For the first nine months of 1995, the Company reported net income of $563 million, or $2.62 per fully diluted share, on net sales of $1,925 million as compared to net income of $259 million, or $1.23 per fully diluted share, on net sales of $1,137 million for the first nine months of 1994.

  The Board of Directors declared a $0.05 per share cash dividend which was paid on June 14, 1995, to shareholders of record on June 5, 1995.


Results of Operations

                         Third Quarter             Nine Months Ended
                  --------------------------   --------------------------
                      1995  Change      1994       1995  Change      1994
                  --------------------------   --------------------------
Net sales         $  761.2   78.5%  $  426.4   $1,924.7   69.3%  $1,137.0

  Increased production of semiconductor memory and current favorable market conditions enabled the Company to achieve strong operating results for the third quarter and first nine months of 1995. Demand for the 4 Meg DRAM, the Company's largest volume product, remained strong through the quarter and resulted in the twelfth consecutive quarter of relatively stable pricing for DRAM products. An extended period of stable pricing represents a significant deviation above the semiconductor industry's historical long-term trend line of declining per megabit pricing. The Company is unable to predict if, when, or how quickly average selling prices per megabit may return to the historical long-term trend line. See "Certain Factors".

  Megabit production of semiconductor memory in the third quarter of 1995 was approximately 67% higher than the comparable quarter of 1994, and 20% higher than the second quarter of 1995. The higher volume of memory principally resulted from the Company's ongoing transition to successive shrink versions of the 4 Meg DRAM with higher potential die per wafer and from enhanced yields for existing memory products. The level of total wafer output in the third quarter of 1995 increased only slightly when compared to both the third quarter of 1994 and the second quarter of 1995.

  Sales of PC systems and custom board level products in the third quarter of 1995 accounted for approximately 15% and 3%, respectively, of total net sales, excluding the value of the Company's memory components contained in such products, compared to 3% and 5%, respectively, of total net sales during the third quarter of 1994. Approximately 25% of net sales of PC systems during the third quarter of 1995 were attributable to the acquisition of ZEOS International, Ltd. ("ZEOS"), in the merger transaction effected on April 7, 1995, which combined Micron Computer, Inc., and Micron Custom Manufacturing Services, Inc., with and into ZEOS. The Company has an approximate 79% ownership interest in the combined company, Micron Electronics, Inc.

                         Third Quarter             Nine Months Ended
                  --------------------------   --------------------------
                      1995  Change      1994       1995  Change      1994
                  --------------------------   --------------------------
Cost of goods
  sold            $  357.2   72.6%  $  207.0   $  849.2   47.0%  $  577.7
Gross margin %       53.1%             51.5%      55.9%             49.2%

  The gross margin percentage for the third quarter of 1995 decreased slightly from the second quarter of 1995 as a result of sales of PC systems comprising a higher percentage of total net sales for the third quarter of 1995 compared to the second quarter of 1995. The gross margin percentage on sales of PC systems has historically been, and is likely to continue to be, lower than the gross margin percentage for the Company's current memory products. The gross margin percentage on sales of PC systems during the third quarter of 1995 was approximately 10%. Additionally, gross margin in the third quarter of 1995 was reduced by a $25 million pretax charge associated with contingencies for product and process technology rights. The charges for other product and process technology decreased as a percentage of net sales in the third quarter and first nine months of 1995 compared to the same periods of 1994 primarily as a result of a paid-up license that was fully amortized late in fiscal 1994. Future product and process technology charges may vary as a result of claims asserted or licenses acquired in the future. See "Certain Factors".

     The Company continues to limit its production of 16 Meg DRAMs in order to maximize 4 Meg DRAM production consistent with existing customer preferences. The transition from the 4 Meg DRAM to the 16 Meg DRAM may adversely impact the Company's gross margin percentage as production capacity is shifted from a relatively mature device to a next generation device. The Company is unable to predict when the market will transition to the 16 Meg DRAM as its primary product.


                         Third Quarter             Nine Months Ended
                  --------------------------   --------------------------
                      1995  Change      1994       1995  Change      1994
                  --------------------------   --------------------------
Selling,
  general, and
  administrative  $   54.4   52.0%  $   35.8   $  131.6   27.8%  $  103.0
as a % of net
  sales               7.1%              8.4%       6.8%              9.1%

  The higher level of selling, general, and administrative expenses during the third quarter of 1995 as compared to the third quarter of 1994 resulted primarily from a higher level of personnel costs associated with the Company's profit sharing programs and increased number of administrative employees, and to a lesser extent, increased PC system advertising expenses.


                         Third Quarter             Nine Months Ended
                  --------------------------   --------------------------
                      1995  Change      1994       1995  Change      1994
                  --------------------------   --------------------------
Research and
  development     $   33.6   46.7%   $  22.9   $   89.5  60.1%   $   55.9
as a % of net
  sales               4.4%              5.4%       4.7%              4.9%

  Research and development expenses, vary primarily with the number of wafers and personnel dedicated to new product and process development. Efforts in the third quarter of 1995 were focused primarily on further development of 16 Meg DRAM shrinks, 4 Meg DRAM shrinks, and the 32K x 36 synchronous SRAM, and design and development of the 64 Meg and 256 Meg DRAMs. In addition to such efforts, research and development efforts in the remainder of 1995 are expected to be focused on design and development of new technologies, including radio frequency identification products, nonvolatile semiconductor memory devices, and field emission flat panel displays.

                         Third Quarter             Nine Months Ended
                  --------------------------   --------------------------
                      1995  Change      1994       1995  Change      1994
                  --------------------------   --------------------------
Income tax
  provision       $  132.2    125%  $   58.7   $  337.8    132%  $  145.5

  During the second quarter of 1995, the Company changed its estimate of the effective income tax rate for fiscal 1995 to 37.5% from 36.0%.


Liquidity and Capital Resources

  The Company had cash and liquid investments of approximately $624 million as of June 1, 1995, representing an increase of approximately $191 million during the first nine months of 1995. The Company's principal sources of liquidity during the first nine months of 1995 were cash flows from operations of $694 million, equipment financing of $142 million, issuance of long-term debt of $60 million, $14 million from cash acquired in the merger transaction, and $14 million from the issuance of common stock in connection with the Company's employee stock purchase and stock option plans. The principal uses of funds in the first nine months of 1995 were $594 million for property, plant, and equipment, $116 million for payments on equipment contracts, $27 million for payments on long-term debt, and $10 million for payment of cash dividends on common stock.

  As of June 1, 1995, the Company had contractual commitments, extending into fiscal 1997, of approximately $615 million for equipment purchases and approximately $69 million for the construction of buildings. Expansion of the Boise manufacturing site is continuing with substantial conversion of Fab III to 8-inch wafer processing capabilities targeted for the end of calendar 1995 and Fab I/II conversion targeted for the end of fiscal 1996. Initial occupancy has begun on the Test and Assembly facility with final occupancy targeted for the end of the calendar year. The new research and development fab is nearly ready for occupancy and the central implant facility is complete with an additional expansion begun. In addition, initial construction on the manufacturing complex located in Lehi, Utah is targeted to begin this summer. Capital expenditures associated with construction and equipment for the Utah complex are expected to exceed $1.5 billion. Completion of this long-term expansion project could take up to four years and will proceed in stages as future market conditions allow.

  During the third quarter of 1995, the Company terminated its bank credit agreement which provided for borrowings of up to $120 million. There were no borrowings under the agreement during 1995.

  The Company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. Although the Company has recently been able to fund its liquidity needs principally through cash flows from operations and equipment financings, external sources of cash have been required historically to supplement the Company's cash flows from operations to fund such investments. In order to fund the Company's current capital development program as scheduled, the Company may be required to pursue external sources of liquidity. There can be no assurance that external funds will be available to fund the Company's ongoing operations or capital development on terms acceptable to the Company.

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

  The manufacture of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. From time to time, the Company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The Company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the Company is unable to transition to future generation products in a timely fashion or at gross margin rates comparable to the Company's current primary memory products.

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

                    Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a) The following are filed as a part of this report:

  Exhibit                                                Page
  Number    Description of Exhibit                       Number

    11      Computation of per share earnings for the
            quarter and nine month periods ended June
            1, 1995 and June 2, 1994                    14 & 15


(b) The registrant filed a report on Form 8-K dated April 3, 1995, announcing the approval by the Company's Board of Directors of a 2 for 1 stock split effected in the form of a stock dividend, and a $0.05 per share cash dividend for payment on June
14, 1995, to shareholders of record on June 5, 1995.

                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              ------------------------------------
                              (Registrant)




Dated:  June 20, 1995         /s/ Wilbur G. Stover, Jr.
                              -------------------------------------
                              Wilbur G. Stover, Jr. Vice President,
                              Finance, and Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)