Form 10-K
period 1995-08-31
MICRON TECHNOLOGY INC
filed 1995-10-10
CIK 723125

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934   [FEE REQUIRED]

 For the fiscal year ended       August 31, 1995
                          ----------------------------------------------------

                                        OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

 For the transition period from                      to
                               ----------------------  -----------------------
 Commission file number               1-10658
                       -------------------------------------------------------

                              Micron Technology, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  Delaware                                     75-1618004
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 8000 S. Federal Way, P.O. Box 6, Boise, Idaho                      83707-0006
 ---------------------------------------------                      ----------
   (Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number, including area code      (208) 368-4000
                                                   ---------------------------

 Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
Common Stock, par value $.10 per share        New York Stock Exchange
-------------------------------------- -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
          -----------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes [X]    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on August 31, 1995, as reported by the New York Stock Exchange, was approximately $11.1 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on August 31, 1995 was 206,437,704.

                  DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for registrant's 1995 Annual Meeting of Shareholders to be held on January 29, 1996, are incorporated by reference to
Part III of this Annual Report on Form 10-K.

                                PART I

Item 1.  Business


General

     Micron Technology, Inc. ("MTI") and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") principally design, develop, manufacture and market semiconductor memory products, personal computers ("PCs") and custom complex printed circuit board assemblies. During fiscal 1995, the Company consolidated the operations of Micron Semiconductor, Inc. and Micron Systems Integration, Inc., into MTI. In addition, two other MTI subsidiaries, Micron Computer, Inc., and Micron Custom Manufacturing Services Inc., were merged on April 7, 1995, with and into ZEOS International, Ltd., a personal computer manufacturer. The newly merged company was renamed Micron Electronics, Inc. ("MEI"), and is a majority owned subsidiary of MTI.

     Micron's semiconductor operations focus on the design, manufacture, and marketing of semiconductor memory components primarily for use in computers. The Company's primary semiconductor products are Dynamic
Random Access Memories ("DRAMs") and Static RAMs ("SRAMs").  The
Company also manufactures and markets semiconductor testing equipment, including AMBYX(Registered Trademark) Intelligent Test and Burn-in systems, and high through-put device loading and unloading equipment. Micron Europe Limited and Micron Semiconductor Asia Pacific Pte., Ltd., wholly-owned subsidiaries of MTI, provide sales services in Europe and Asia
Pacific.  Additional MTI subsidiaries include Micron Communications,
Inc., which designs and develops radio frequency identification systems; Micron Construction, Inc., which provides construction management and general contractor services for facility owners and developers; Micron Display Technology, Inc., which designs and develops new technologies relating to field emission flat panel displays; and Micron Quantum Devices, Inc., which designs and develops non-volatile semiconductor memory devices.

     MEI's operations focus on the Company's PC, contract manufacturing, and component recovery operations. MEI's PC operations design, develop, market, manufacture and support two brand names of PC systems and related hardware incorporating third party operating systems and application software. MEI's contract manufacturing operation provides a full range of turnkey manufacturing services, including the assembly and test of complex printed circuit boards and memory modules, design layout and product engineering, materials procurement, inventory management, quality assurance and just-in-time delivery.

     MTI was incorporated in Idaho in 1978 and reincorporated in Delaware in 1984. The Company's executive offices and principal manufacturing operations are located at 8000 South Federal Way, P.O. Box 6, Boise, Idaho, 83707-0006 and its telephone number is (208) 368-4000.

Products

     The Company's principal product categories are semiconductor memory products, including DRAMs and SRAMs, PC systems, and contract manufactured board level products.

Semiconductor Memory Products

     The Company's semiconductor manufacturing operations focus primarily on the design, development, and manufacture of semiconductor memory products for standard and custom memory applications, with various packaging and configuration options, architectures, and performance characteristics.

     Dynamic Random Access Memory DRAMs are semiconductor devices which store digital information in the form of bits and provide high speed storage and retrieval of data. The Company is developing its 64 Meg DRAM and is in the design phase for its 256 Meg DRAM. DRAM sales represented approximately 68%, 73% and 70% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively. Manufacture of the Company's DRAM products utilizes proprietary advanced complimentary metal-oxide-semiconductor ("CMOS") silicon-gate process technology. DRAMs are the highest density, lowest cost per bit random access memory components available, and are the most widely used semiconductor memory components in most PC systems. Demand for the Company's products has recently benefited from strong market conditions for PC systems and increased utilization of more powerful microprocessors, more memory-intensive software applications and enhanced system architectures. The Company's primary product during fiscal 1995 was the 4 Meg DRAM which sells in multiple configurations, speeds, and package types. The Company is limiting its production of 16 Meg DRAMs in order to maximize production of the 4 Meg DRAM which currently is the Company's most profitable memory product.

     The Company believes the market transition to the 16 Meg DRAM as the primary DRAM product will be largely driven by the timing of increases in demand for main memory in PC systems and by the increasing market availability of the 1 Meg x 16 configuration of the 16 Meg DRAM. Currently, most PC systems are sold with between 8 and 12 megabytes of main memory. Such system requirements can be satisfied with memory modules comprised of either 1 Meg x 4 (4 Meg) DRAMs or 1 Meg x 16 (16
Meg) DRAMs. The present limited market availability of the 1 Meg x 16 configuration of the 16 Meg DRAM has made the 1 Meg x 4 DRAM module a more cost-effective solution and has resulted in continued demand for the 4 Meg DRAM. When typical PC system requirements exceed 16 megabytes, memory modules can no longer cost-effectively incorporate 4 Meg DRAMs. Either increasing availability of the 1 Meg x 16 configuration of the 16 Meg DRAM or PC main memory requirements increasing to in excess of 16 megabytes will likely cause an industry transition to the 16 Meg DRAM as its primary product.

     Static Random Access Memory SRAMs are semiconductor devices which perform memory functions much the same as DRAMs; however, unlike
DRAMs, SRAMs do not require their memory cells to be electronically refreshed which generally simplifies application system designs.
SRAMs contain more complex electronic circuitry than DRAMs, and consequently have higher per bit production costs. The Company's SRAM family focuses on the high-performance, or "Very Fast", sector of the SRAM market which requires very high speed access to memory. Very
Fast SRAMs provide access times approximately five times faster than that of DRAMs. The market for Very Fast SRAMs has grown with the number of applications that require a "buffer" or "cache" of high speed memory between the central processing unit and the main DRAM-based memory. The Company manufactures its current SRAM products utilizing CMOS silicon-gate process technology. The Company currently
sells primarily   synchronous 256K, and 1 Meg SRAMs in a variety of
configurations, speeds, and package types, and has 4 Meg and 16 Meg SRAMs under development. SRAM sales represented 6%, 8%, and 14% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively.

Personal Computer Systems

     The Company develops, markets, manufactures and supports a broad line of memory intensive, high performance PC systems under the Micron and ZEOS brand names. The Company's PC product line includes: the Micron Millennia, targeted for high-end business users; the Micron
PowerStation, targeted for general business users; the Micron Home
MPC, targeted for home office and general consumers; the Micron PowerServer, a business network server; the ZEOS Pantera, targeted for mainstream business; and the ZEOS Meridian, a portable notebook.

     The Company continues to evaluate the marketing strategy for its products to take advantage of both Micron and ZEOS brand names. Until the Company's PC product line strategies are fully implemented, including coordination of marketing strategies, the sharing of research and development efforts, and the coordination and potential integration of overall product lines. While it is not yet known whether the Company will undertake any such potential actions, any such action would involve a number of significant risks, could result in the recognition of unanticipated expenses and could otherwise have a material adverse effect on the Company's net sales.

     Revenue from the sale of PC systems, excluding the value of the Company's memory components contained therein, represented approximately 15%, 5% and 2% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively.

     ZEOS(Registered Trademark) is a registered trademark and Micron(Trademark), Millennia(Trademark), PowerStation(Trademark),
HomeMPC(Trademark), PowerServer(Trademark), Pantera(Trademark) and Meridian(Trademark) are trademarks of the Company.

Contract Manufacturing

     The Company's contract manufacturing operations consist of assembling and testing complex printed circuit boards and memory modules and "box build" final product assembly services. In addition to assembly and test, the Company offers a full range of turnkey manufacturing services, including design lay-out and product engineering, materials procurement, inventory management, quality assurance and just-in-time delivery.

     Revenue from contract manufacturing operations, excluding the value of the Company's memory components contained therein, represented approximately 3%, 3% and 2% of the Company's total net sales in fiscal 1995, 1994 and 1993, respectively.

Manufacturing

Semiconductor Memory Products

     Semiconductor memory manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, and the yield of acceptable die produced on each wafer. Other contributing factors are wafer size, number of fabrication steps, costs and sophistication of the manufacturing equipment, package type, equipment up time, process complexity and cleanliness. The manufacture of the Company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques. The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and increase capacity utilization. Smaller die sizes and higher production yields generally reduce manufacturing cost per part.

     The Company's principal existing semiconductor manufacturing facility in Boise, Idaho, includes two wafer fabrication lines equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers and automated mask inspection systems. The production facility operates in 12-hour shifts, 24 hours per day, and 7 days per week to reduce down time during shift changes, and to reduce fabrication costs further through maximum utilization of fabrication facilities. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Notwithstanding the highly controlled manufacturing operation, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of the Company's manufacturing operation will be largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening, and testing processes.

     After fabrication, each silicon wafer is separated into individual die. Functional die are connected to external leads by extremely fine wire and are assembled into plastic packages. Each completed package is then inspected, sealed, and tested. The assembly process uses high speed automatic systems such as wire bonders, as well as semi-automatic plastic encapsulation and solder systems. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products, and conducts numerous quality control inspections throughout the entire production flow. In addition, through the utilization of its proprietary AMBYX(Registered Trademark) line of intelligent test and burn-in systems, the Company simultaneously conducts circuit testing of all die during the burn-in process, thereby providing improved quality and reliability data and reduced time and cost of testing.

     The Company is in the process of converting its two 6-inch wafer fabrication lines to 8-inch processing capabilities. Substantial conversion of Fab III to 8-inch wafer processing capabilities is targeted for the end of calendar 1995 and the Fab I/II conversion is targeted for calendar 1996. To date only a limited number of 8-inch wafers have been processed. Significant capital expenditures are required for the 8-inch conversion. There can be no assurance that the conversion can be accomplished without disruption of production.

     The Company has begun construction of a manufacturing facility in Lehi, Utah, that will include 8-inch wafer fabrication, assembly and test operations. The approximate 2 million square foot facility is planned to have approximately two-thirds the manufacturing capacity of the existing Boise site. The cost of the Utah facility is currently estimated at approximately $2.5 billion and is targeted for initial wafer production in late calendar 1996. Several other semiconductor manufacturers are also adding significant manufacturing capacity. All semiconductor manufacturers are dependent upon and compete for products of a limited number of sophisticated equipment suppliers. The cyclical nature of the industry often results in extended lead times for equipment deliveries. There can be no assurance the Company will not encounter delays in the currently planned expansion as a result of limited availability of equipment.

Personal Computer Systems

     The Company manufactures, sells, and supports its Micron brand name systems from the Nampa facility and ZEOS brand name systems from the Minneapolis facility. The Company's PC manufacturing process is designed to provide custom-configured products to its customers, and includes assembling components, loading software and performing quality control tests on each system prior to shipment. The
Company's PC systems are assembled to customer specifications. Only a limited number of the most popular PC system configurations are manufactured in advance of customer orders. Parts and components required for each customer order are selected from inventory and are prepared for assembly into the customized PC system. While custom assembly is advantageous to the Company's PC customers, the Company is unable to achieve the manufacturing efficiencies normally associated with mass production of standardized products.

     The Company's PC systems are subject to functionality and quality testing during the assembly process. The Company's desktop PC systems are assembled in production lines. The Company's notebook PC systems are primarily assembled and tested by its suppliers prior to delivery to the Company for custom configuration. Software programs are loaded into the PC systems prior to a burn-in process during which they are powered-up and certain diagnostic tests are performed. The Company's notebook PC systems are assembled and tested by suppliers prior to delivery to the Company. PCsystems are subject to final inspection after which they are packaged and made available for shipment to customers.

Contract Manufacturing

     The Company's contract manufacturing operation consists of assembling and testing complex printed circuit boards and memory modules. The assembly of printed circuit boards involves the attachment of electronic components, such as resistors, capacitors, diodes, logic devices, RAM components and processors to printed circuit boards.
Nearly all assembly operations utilize surface mount technology whereby the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes and soldered on the back side of the assembly. Automated in-circuit and functionality tests are generally performed on all printed circuit boards assembled.

Availability of Raw Materials

Semiconductor Memory Products

     Raw materials utilized by the Company's semiconductor manufacturing operation generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The Company and many other semiconductor manufacturers are adding new facilities or modifying existing facilities to process 8-inch wafers. The availability of both 6-inch and 8-inch wafers for semiconductor memory production is partially dependent on how readily wafer suppliers can increase or create additional capacity to accommodate the demand for 8-inch wafers without creating shortages in supply of 6-inch wafers. The availability of other raw materials may decline due to the overall increase in world-wide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, the Company has not experienced any significant difficulty in obtaining raw materials for its semiconductor manufacturing operations to date. Interruption of any one raw material source could adversely affect the Company's operations.

Personal Computer Systems

     The Company's PC operations rely on third-party suppliers for most of its PC system components. The Company purchases substantially all of its components and subassemblies from suppliers on a purchase order basis and generally does not maintain long-term supply arrangements with its suppliers. Although the Company attempts to use standard components and subassemblies available from multiple suppliers, certain of its components and subassemblies are available only from sole suppliers. Microprocessors used in the Company's PC systems are supplied exclusively by Intel. Substantially all of the RAM components used in the Company's PC systems are supplied internally from the Company's semiconductor manufacturing operation. In addition, the Meridian line of ZEOS notebook computers is currently obtained from a single third party manufacturer. Although most other components and subassemblies used by the Company are currently available from multiple sources, the Company has from time to time experienced shortages in the components and subassemblies used to produce its PC systems. Any supply interruption for any of the components and subassemblies currently obtained from a single source could result in production delays and adversely affect the Company's
PC operations.

Contract Manufacturing

     The Company uses numerous suppliers for electronic components and materials, including RAM, in its contract manufacturing operations. Shortages of certain types of electronic components have occurred in the past and may occur in the future. Component shortages or price fluctuations could have an adverse effect on the Company's contract manufacturing operations.

Marketing and Customers

     Export sales totaled approximately $754 million for fiscal 1995, including approximately $285 million to Europe and $274 million to Asia Pacific. Export sales approximated $471 million and $251 million for fiscal 1994 and 1993, respectively. Export sales are made primarily in United States currency. The Company incurs import duties on sales into Europe of up to 14% of the product value. The Company has sales offices in the United Kingdom, Germany, Singapore, and Taiwan.

Semiconductor Memory Products

     The semiconductor memory industry is characterized by rapid technological change, relatively short product life cycles, frequent product introductions and enhancements, difficult product transitions, and volatile market conditions. These circumstances historically have made the semiconductor industry, and the DRAM market in particular, highly cyclical.

     The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. Customers for the Company's semiconductor memory products include major domestic computer manufacturers and others in the computer, telecommunications, and office automation industries. The Company markets its semiconductor memory products world-wide through independent sales representatives, distributors, and its own direct sales force. Sales representatives serve on a commission basis and obtain orders subject to final acceptance by the Company. Shipments against these orders are made directly to the customer by the Company. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products.
Semiconductor memory products sold through distributors approximated 10%, 12% and 16% of total net sales of such products in fiscal 1995, 1994, and 1993, respectively.

     Many of Micron's customers require a thorough review or "qualification" of new semiconductor memory products and processes which may take several months. As the Company diversifies its product lines and reduces the die sizes of existing memory products, acceptance of these products and processes may be hampered by this qualification procedure. There can be no assurance that new products or processes will be qualified for purchase by existing or potential customers.

     The Company's sales of semiconductor memory products to Compaq Computer Corporation and Intel Corporation each represented approximately 11% of the Company's sales of semiconductor memory products in fiscal 1995. Compaq Computer Corporation represented approximately 13% and 11% of the Company's sales of semiconductor memory products for fiscal 1994 and 1993, respectively. No other customer individually accounted for 10% or more of the Company's net sales of semiconductor memory products.

Personal Computer Systems

     Micron markets its PC systems directly to customers including business, educational institutions, government agencies, and the general public, primarily by strategically placing advertisements in personal computer trade publications. The Company's PC products compete with products from other PC manufacturers to win computer trade magazine awards. The receipt of numerous such awards has resulted in enhanced brand name recognition for the Company's PC systems. In the event the Company's PC systems are unsuccessful in receiving similar awards in the future, customer interest in the Company's PC systems could decline materially.

Contract Manufacturing

     The Company markets its contract manufacturing services through a direct sales force that works with independent sales representatives and, to a lesser extent, original equipment manufacturers. Board-level products are also marketed directly to the Company's existing DRAM and SRAM component customers.

Backlog

Semiconductor Memory Products

     The Company primarily manufactures and markets standard memory products. The rate of booking new orders varies from month to month and depends upon the ordering practices of individual customers.
Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Orders for the Company's semiconductor memory products are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of customer changes in delivery schedules or cancellation of orders with-out significant penalty, the Company does not believe that its backlog of semiconductor memory products as of any particular date is firm or a reliable indicator of actual sales for any succeeding period.

Personal Computer Systems

     Levels of unfilled orders for PC systems fluctuate depending upon to unexpected demand for certain products or production delays.
Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be, and often are, canceled. As of August 31, 1995, the Company had unfilled orders for PC systems of approximately $46.3 million as compared to unfilled orders of $24.3 million as of September 1, 1994. The Company anticipates that substantially all of the unfilled orders as of August 31, 1995, other than canceled orders, will be shipped within 30 days. Because customers may cancel or reschedule orders for PC systems without penalty, the Company does not believe that unfilled orders for PC systems are a meaningful indicator for future sales.

Contract Manufacturing

     Backlog for the Company's contract manufacturing operation as of August 31, 1995, and September 1, 1994, was approximately $95.0 million and $22.3 million, respectively. Backlog generally consists of purchase orders believed to be firm and are expected to be filled within the next three months. Because of variations in the timing of orders, delivery intervals, customer and product mix and delivery schedules, the Company's backlog of contract manufacturing products as of any particular date may not be representative of actual sales for any succeeding period.

Product Warranty

     Consistent with semiconductor memory industry practice, Micron generally provides a limited warranty that its semiconductor memory and contract manufactured products are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid. Micron provides a 30-day money back guarantee on sales of its PC systems. PC systems are generally provided with a one-year limited warranty from the delivery date that covers repairs or replacement for defects in either workmanship or components. All other warranties are typically disclaimed.

Competition

Semiconductor Memory Products

     The Company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Fujitsu, Ltd., Lucky Goldstar, Hitachi, Ltd.,
Hyundai Electronics, Co., Ltd., Mitsubishi Electric Corp., Motorola, Inc., NEC Corp., Samsung Semiconductor, Inc., Texas Instruments, Inc., and Toshiba Corporation. Micron has captured only a small percentage of the semiconductor memory market and may be at a disadvantage in competing against these larger manufacturers with significantly greater capital resources or manufacturing capacities, larger engineer and employee bases, larger portfolios of intellectual property, and more diverse product lines. The Company's larger competitors may also have long-term advantages over Micron in research and new product development and in their ability to withstand periodic downturns in the semiconductor market.
In addition, the Company believes its competition has sufficient resources and manufacturing capacity to influence market pricing.

     The SRAM overall market size is considerably smaller than the DRAM market and is more susceptible to a number of competitors increasing supply, and thereby influencing market pricing for SRAM products.

     As has previously occurred in reaction to increased market demand, the Company and many of its competitors are adding new wafer fabrication facilities. Most new wafer fabrication facilities are designed to process 8-inch wafers, which have approximately 84%
greater usable surface area than 6-inch wafers. Excess supply resulting from increased world-wide semiconductor manufacturing capacity, improved manufacturing yields, changes in demand for semiconductor memory, and currency fluctuations resulting in a strengthening dollar against the yen, could result in downward pricing
pressure.   A decline in the current favorable product pricing would
have a material adverse effect on the Company's results of operations.

Personal Computer Systems

     The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, and low gross margins. Competitive factors include price, performance, variety of products offered, availability of peripherals and software, marketing and sales capabilities, service, and support. There can be no assurance the Company will compete successfully in the future with respect to these factors.

     The Company's PC operations compete with a number of PC manufacturers which sell their products primarily through direct marketing channels, including Dell Computer Corporation and Gateway 2000, Inc. The
Company also competes with PC manufacturers including IBM Corporation, Compaq Computer Corporation, Packard Bell Electronics, Inc., and Apple Computer, Inc., which have traditionally sold their products through national and regional distributors, dealers, value-added resellers, retail stores, and the PC manufacturers' direct sales forces. Many competitors have substantially greater financial, marketing, manufacturing, and technological resources devoted to PC operations than the Company and also have greater purchasing power, broader product lines, and larger installed customer bases, and greater brand name recognition. In addition, the Company competes with smaller PC manufacturers in local markets primarily on the basis of price.

Contract Manufacturing

     The Company's contract manufacturing operation competes with numerous domestic and offshore contract manufacturers, including a significant number regional companies. In addition, the Company competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers, including IBM and its subsidiaries, which also offer third party contract manufacturing services. The Company's contract manufacturing competitors include Avex Electronics, Inc., Benchmark Electronics,
Inc., DOVAtron, International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., SCI Systems, Inc., and Solectron Corporation. Many of the Company's contract manufacturing competitors have substantially greater manufacturing, financial, and marketing resources devoted to contract operations than the Company.
Many of the Company's contract manufacturing customers also have manufacturing relationships with one or more of the Company's competitors.

     The Company believes that the significant competitive factors in contract manufacturing are technology, quality, service, price, location, and the ability to offer flexible delivery schedules and deliver finished products on a timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to price when compared to contract manufacturers with substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that the Company will compete successfully in the future with regard to these factors.

Research and Development

     Rapid technological change and intense price competition place a premium on both new product and new process development efforts. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development is being performed in strategic areas related to the Company's historical semiconductor expertise. Total research and development expenditures for the Company were $129 million, $83 million, and $57 million in fiscal 1995, 1994, and 1993, respectively.

     Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. The Company's research and development efforts are currently focused principally on further development of shrink versions of the 16 Meg and 4 Meg DRAMs. Although the Company's 16 Meg DRAM product has been transferred into production, it is not currently being produced in significant volume pending the shift in customer demand from the 4 Meg DRAM. Other research and development efforts have been devoted to design and development of the 64 Meg and 256 Meg DRAMs and design and development of new technologies including radio frequency identification systems, non-volatile semiconductor memory products, and field emission flat panel displays.

     The Company has entered into various research and development cost-sharing contracts with the Advanced Research Projects Agency ("ARPA") aggregating approximately $20 million to pursue development of a flat panel field emission display, alternative semiconductor materials and high density ferroelectric memory.

Patents and Licenses

     As of August 31, 1995, the Company owned approximately 470 United States patents and 270 non-U.S. patents relating to the use of its products and processes. In addition, the Company has numerous United States and foreign patent applications pending. There can be no assurance that patents will be issued for such applications or that any patents, if issued, will be determined to be valid. The Company intends to continue to seek patent protection on its significant patentable technology.

     The Company has entered into several cross-license agreements with third parties. The agreements typically require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term, or the term of the agreement. Royalty and other product and process technology expenses were $203 million, $128 million, and $78 million in fiscal 1995, 1994, and 1993, respectively. It may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements, some of which expire in calendar 1995, including an agreement with IBM. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to renew such licenses could result in litigation and the attendant cost and diversion of resources associated therewith and could also result in material changes in the Company's production processes or products. An adverse decision on any such litigation or such material changes could have a material adverse effect on the Company's financial position or results of operations.

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product and process technology rights held by others. An adverse decision on infringement of patents may have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes or products. For additional discussion of product and process technology issues, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors" and "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies".

Employees

     As of August 31, 1995, Micron had 8,080 full-time employees, including approximately 5,900 in the semiconductor memory manufacturing operation, 1,400 in the PC operation and 570 in the
contract manufacturing operation.   Employment levels can vary
depending on market conditions and the level of utilization of the Company's production, research and product and process development, and administrative support activities. Many of the Company's employees are highly-skilled and the Company's continued success will depend in part upon its ability to retain such employees. None of the Company's employees are represented by a labor organization, the Company has never had a work stoppage as a result of labor issues, and the Company considers relations with employees to be satisfactory.

     The Company has hired a significant number of employees in recent years, particularly in and around the Boise, Idaho area. In addition, the Company is pursuing a significant expansion of its semiconductor manufacturing operations in Lehi, Utah, that is anticipated to employ 3,500 full-time employees. The Company may experience difficulties in locating and hiring qualified employees at a rate sufficient to accommodate the Company's current rate of expansion.

Environmental Compliance

     Government regulations impose various environmental controls on the discharge of chemicals and gasses used in the Company's manufacturing processes. The Company believes that its activities conform to present environmental regulations. While the Company has not experienced any materially adverse effects on its operations from government regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other compliance requirements. Additionally, the extensive process required to obtain permits for expansion of the Company's facilities may impact how quickly the Company can respond to increases in market demand.

Executive Officers of the Registrant


     The executive officers of the Company and their ages as of August 31, 1995 are as follows:

Name                   Position                               Age  Officer Since
---------------------  ------------------------------------   ---  -------------
Steven R. Appleton     Chief Executive Officer, President      35        1989
                        and Chairman of the Board of
                        Directors

Tyler A. Lowrey        Chief Technical Officer and Vice        42        1986
                        Chairman of the Board of Directors

Wilbur G. Stover, Jr.  Chief Financial Officer, Vice           42        1992
                        President, Finance, Corporate
                        Secretary and Director

Edward J. Heitzeberg   Vice President, DRAM Design and         49        1986
                        Product Engineering

Thomas M. Trent        Vice President, Computer Aided Design   49        1986

Robert M. Donnelly     Vice President, SRAM Design and         56        1989
                        Product Engineering

Kipp A. Bedard         Vice President, Corporate Affairs       36        1990

Eugene H. Cloud        Vice President, Marketing               53        1990

Donald D. Baldwin      Vice President, Sales                   35        1991

Nancy M. Self          Vice President, Administration          41        1993

W. Bryan Farney        Vice President, Legal Affairs and       35        1995
                        General Counsel

Background of Executive Officers

     Steven R. Appleton joined Micron Technology, Inc., in February 1983 and served in various manufacturing management positions until April 1988 when he was named Director of Manufacturing. He was appointed
Vice President, Manufacturing in August 1989 and served in that position until April 1991 when he was appointed President and Chief Operating Officer of Micron Technology, Inc. He was elected to the
Board of Directors in April 1991. Mr. Appleton served in these positions until July 1992, when he assumed responsibilities as Chairman of the Board, President, and Chief Executive Officer for
Micron Semiconductor, Inc. In May 1994, Mr. Appleton was re-elected to the Board of Directors of Micron Technology, Inc. In September 1994,
Mr. Appleton was named Chairman, Chief Executive Officer, and
President for Micron Technology, Inc.

     Tyler A. Lowrey joined Micron Technology, Inc., in July 1984 as a senior process engineer. In March 1986, he became a Process Research and Development/Device Group Manager and was promoted to Vice President, Process Research and Development, and Assistant Technical Officer in September 1986. In April 1990, he was named Vice President, Research and Development. Mr. Lowrey was appointed to the Board of Directors of Micron Technology, Inc., in August 1990. Mr. Lowrey served in these positions until July 1992, when he was elected to the Board of Directors of Micron Semiconductor, Inc. and named that company's Vice President, Chief Technical Officer. In September 1994, Mr. Lowrey was re-elected to the Board of Directors of Micron Technology, Inc. and named Vice Chairman and Chief Technical Officer for Micron Technology, Inc.

     Wilbur G. Stover, Jr. joined Micron Technology, Inc., in June 1989 as an accounting manager. In February 1990, Mr. Stover was named Controller where he served until July 1992 when he was named Vice President, Finance, and Chief Financial Officer of Micron Semiconductor, Inc. Mr. Stover served in this position until September 1994, when he was named Chief Financial Officer, Vice President Finance, and Treasurer for Micron Technology, Inc. He was elected to the Board of Directors in October 1994. In November 1994, he was named Chief Financial Officer, and Vice President, Finance and served in that position until April 1995, when he was named Chief Financial Officer, Vice President, Finance, and Corporate Secretary.

     Edward J. Heitzeberg joined Micron Technology, Inc., in January 1984 as Information Systems Manager. In March 1986, he became Senior Staff Engineer and served in that capacity until June 1986, when he was named Vice President, Quality. Mr. Heitzeberg served in this position until July 1992, when he was named Vice President, Quality for Micron Semiconductor, Inc. In November 1994, Mr. Heitzeberg was named Vice President, Quality for Micron Technology, Inc. In October 1995, Mr. Heitzeberg was named Vice President, DRAM Design and Product
Engineering.

     Thomas M. Trent joined Micron Technology, Inc., in July 1980 as a senior design engineer. From August 1986 to April 1990, Mr. Trent served as Vice President, Research and Development, and Chief Technical Officer, at which time he was named Vice President and Manager of DRAM Design. In June 1991, he assumed responsibilities of all DRAM products and was named Vice President and Manager of DRAM Products Group. Mr. Trent served in these positions until July 1992, when he was named Vice President, DRAM Products Group for Micron Semiconductor, Inc. In April 1993, he was named Vice President for Micron Semiconductor, Inc. In November 1994, Mr. Trent was named Vice President for Micron Technology, Inc. In October 1995, Mr. Trent was named Vice President, Computer Aided Design.

     Robert M. Donnelly joined Micron Technology, Inc., in September 1988 and served in various manufacturing management positions until August 1989, at which time he was appointed Vice President, Business Units.
From April 1990 to June 1991, Mr. Donnelly served as Vice President and Manager of DRAM Products Group. In June 1991, he was named Vice President and Manager of SRAM Products Group. Mr. Donnelly served in this position until July 1992, when he was named Vice President, SRAM Products Group for Micron Semiconductor, Inc. In November 1994, Mr. Donnelly was named Vice President SRAM Products Group for Micron Technology, Inc. In October 1995, Mr. Donnelly was named Vice
President, SRAM Design and Product Engineering.

     Kipp A. Bedard joined Micron Technology, Inc., in November 1983 as an accountant and held various management responsibilities until he was appointed Manager of Corporate Affairs in June 1988. Mr. Bedard held that position until April 1990 when he was named Vice President and Manager of Corporate Affairs. From July 1992 to January 1994, Mr. Bedard served as Vice President, Corporate Affairs for Micron Semiconductor, Inc. In January 1994, he was named Vice President, Corporate Affairs for Micron Technology, Inc.

     Eugene H. Cloud joined Micron Technology, Inc., in January 1985 as an applications engineer. In June 1985, he was named Applications Manager. He served in that position until June 1986, when he was named Marketing Manager. In April 1990, he was named Vice President, Semiconductor Marketing. Mr. Cloud served in this position until July 1992, when he was named Vice President, Marketing for Micron Semiconductor, Inc. In November 1994, Mr. Cloud was named Vice President, Marketing for Micron Technology, Inc.

     Donald D. Baldwin joined Micron Technology, Inc., in April 1984 and served in various manufacturing and sales positions until April 1987, when he was named Key Accounts Manager. From April 1990 to May 1991, he served as Manager of North American Sales. In May 1991, he was named Vice President, Sales. Mr. Baldwin served in this position until July 1992, when he was named Vice President, Sales for Micron Semiconductor, Inc. In November 1994, Mr. Baldwin was named Vice President, Sales for Micron Technology, Inc.

     Nancy M. Self joined Micron Technology, Inc., in February 1988 as a benefits specialist. In July 1988, she was named Benefits Manager and served in that position until July 1989, when she was named Risk
Manager. In March 1993, she was named Vice President, Administration.

     W. Bryan Farney joined Micron Technology, Inc. in November 1994 as General Counsel for Intellectual Property. In March 1995, he was named General Counsel and served in that position until April 1995 when he was named Vice President, Legal Affairs and General Counsel. Prior to joining the Company, Mr. Farney was a shareholder of the law firm of Arnold, White & Durkee, where he had been employed since October 1987.

Item 2.  Properties

     The Company's principal semiconductor manufacturing, engineering, administrative, and support facilities are located on a 740 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.8 million square feet of building space at this primary site. Of the total, approximately 422,000 square feet is production space, 662,000 square feet is facility support space, and 666,000 square feet is office and other space. The Company's PC operations are housed in a 128,000 square foot facility in Nampa, Idaho on approximately 30 acres of land, and in a 234,000 square foot leased facility in Minneapolis, Minnesota. The Company's contract manufacturing operations are located in a 93,000 square foot facility on approximately 5 acres of land in Boise, Idaho, and in a 30,000 square foot leased facility in Durham, North Carolina.

     The Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility in Lehi, Utah. This facility is expected to include wafer fabrication, assembly, test, facility support and administration operations. The cost of the Utah facility is currently estimated to approximate $2.5 billion. Initial wafer fabrication is currently expected in late calendar 1996 with completion between three to five years. Market conditions for semiconductor memory products will effect how quickly the Lehi complex is ramped to full capacity.

     Equipment with a book value of approximately $67 million is pledged as collateral for outstanding debt and capital leases as of August 31, 1995.

Item 3.  Legal Proceedings

     The Company is a party in various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors."

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

Market for Common Stock

     Micron Technology, Inc.'s common stock is listed on the New York Stock Exchange and is traded under the symbol MU. The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1995 and 1994, as reported by The Wall Street Journal. All stock prices have been restated to reflect a 2 for 1 stock split (to shareholders of record as of May 4, 1995) and a 5 for 2 stock split (to shareholders of record as of April 1, 1994) effected in the form of a stock dividend.

                                                   High     Low

                              1995:
                                    4th quarter   $78.00  $44.75
                                    3rd quarter    50.75   32.56
                                    2nd quarter    33.13   19.94
                                    1st quarter    21.63   15.25

                              1994:
                                    4th quarter   $22.44  $15.31
                                    3rd quarter    19.95   14.13
                                    2nd quarter    15.30    8.73
                                    1st quarter    12.73    7.58

Holders of Record

     As of August 31, 1995, there were 5,649 shareholders of record of the Company's Common Stock.

Dividends

     The Company declared and paid cash dividends totaling $0.15 during fiscal 1995, $0.06 in fiscal 1994 and $0.01 in fiscal 1993. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

Item 6. Selected Financial Data
(Amounts in millions, except for per share amounts)

                             1995      1994      1993      1992      1991
                          --------  --------    ------    ------    ------
Net sales                 $2,952.7  $1,628.6    $828.3    $506.3    $425.4
Gross Margin               1,624.0     839.2     311.1     116.0      92.7
Operating income           1,296.5     620.1     165.9      13.7      11.8
Net income                   844.1     400.5     104.1       6.6       5.1
Fully diluted earnings
 per share                    3.90      1.90      0.51      0.03      0.03

Cash dividend declared
 per share                    0.15      0.06      0.01      0.01        --

Current assets             1,274.1     793.2     440.1     227.0     213.2
Property, plant and
 equipment, net            1,385.6     663.5     437.8     396.3     389.3
Total assets               2,774.9   1,529.7     965.7     724.5     705.9
Current liabilities          604.8     274.2     210.8     106.1      98.0
Long-term debt               129.4     124.7      54.4      61.5      69.6
Shareholders' equity       1,896.2   1,049.3     639.5     511.2     494.8

See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Certain Factors."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All yearly references are to the Company's fiscal years ended August 31, 1995, September 1, 1994, or September 2, 1993, unless otherwise indicated. Shares and per share amounts have been restated to reflect a 2 for 1 stock split (to shareholders of record as of May 4, 1995) and a 5 for 2 stock split (to shareholders of record as of April 1, 1994) effected in the form of a stock dividend. All tabular dollar amounts are stated in millions.

Overview

     Net income for 1995 was $844 million, or $3.90 per fully diluted share, on net sales of $2,953 million. The Company achieved record sales and net income in 1995 primarily as a result of continued stable pricing and increased production of semiconductor memory and increased sales of PC systems. Net income for 1994 was $401 million, or $1.90 per fully diluted share, on net sales of $1,629 million.

Results of Operations

     The following table presents the Company's net sales by related products or services. The value of the Company's semiconductor memory products included in PC systems and other products is included in the caption "Semiconductor memory products." The caption "Other" includes revenue from contract manufacturing and module assembly services, construction management services, government contracts, and licensing fees.

                          1995                1994                1993
                 -------------------- -------------------- --------------------
                 Net Sales % of Total Net Sales % of Total Net Sales % of Total
                 --------- ---------- --------- ---------- --------- ----------
Semiconductor
 memory products  $2,287.0        77%  $1,367.5        84%  $  736.6        89%
Personal computer
 systems             429.1        15%      73.7         5%      20.6         2%
Other                236.6         8%     187.4        11%      71.1         9%
                 --------- ---------- --------- ---------- --------- ----------
Total net sales   $2,952.7       100%  $1,628.6       100%  $  828.3       100%
                 ========= ========== ========= ========== ========= ==========


                        1995    % Change        1994    % Change        1993
                    --------    --------    --------    --------    --------
Net sales           $2,952.7       81.3%    $1,628.6       96.6%      $828.3

     The substantial increase in net sales in 1995 compared to 1994 was principally due to increased production and current favorable market conditions for the Company's semiconductor memory products, in particular the 4 Meg DRAM, and a higher level of net sales of PC systems. Although the volume of wafers produced during 1995 increased only moderately compared to 1994, total megabits produced increased approximately 74% principally due to ongoing transitions to successive shrink versions of existing memory products, particularly the 4 Meg DRAM, shift in the Company's mix of semiconductor memory products to a higher average density, and enhanced yields on existing memory products. Demand for the 4 Meg DRAM remained strong and prices remained stable for the Company's DRAM products during 1995. The relatively stable prices for the Company's DRAM products over the past three years represents a deviation from the historical long-term trend of declining DRAM prices per megabit. While current demand appears to be in excess of world-wide supply, the Company is unable to predict if, or when, a combination of product shrinks, yield improvements, and capacity expansions will allow world-wide supply to equal or exceed demand, or to predict changes in demand and the corresponding effects on pricing for the Company's products.

     The Company's principal product in 1995 was the 4 Meg DRAM which comprised approximately 83% of the net sales of the semiconductor memory products, and 64% of total net sales. SRAM net sales were higher in 1995 as compared to 1994, but declined as a percentage of net sales of semiconductor memory products to approximately 8% in 1995 due to the Company's production emphasis on the 4 Meg DRAM. SRAM net sales were 10% and 16% of net sales of semiconductor products in 1994 and 1993, respectively.

     Net sales of PC systems, less the value of the Company's semiconductor memory included therein, increased to approximately 15% of the Company's total net sales for 1995 from 5% and 2% in 1994 and 1993, respectively. PC sales increased principally due to increased demand for the Company's PC systems as a result of greater brand name recognition and market acceptance of such products. Increased brand name recognition and market acceptance resulted primarily from the receipt of a number of awards from computer trade magazines relating to performance characteristics of its systems and increased advertising expenditures. In addition, approximately 22% of the Company's PC sales during 1995 were attributable to sales of ZEOS brand name PC systems subsequent to the Company's acquisition of ZEOS.

     Net sales in 1994 increased compared to 1993 principally due to the relatively stable prices for semiconductor memory products and the comparatively higher volume of semiconductor memory produced in 1994. The Company's production of semiconductor memory as measured in megabits nearly doubled in 1994 compared to 1993, principally as a result of expenditures on equipment and facilities; improved manufacturing yields resulting from increased manufacturing efficiencies; and conversion to shrink versions of then existing products.


                        1995    % Change        1994    % Change        1993
                    --------    --------    --------    --------    --------
Cost of goods sold  $1,328.7       68.3%      $789.4       52.6%      $517.2
Gross margin %         55.0%                   51.5%                   37.6%

     The Company's gross margin percentage in 1995 was slightly higher than that experienced in 1994 primarily as a result of a higher gross margin percentage on the Company's semiconductor memory products offset in part by the effects of a higher level of net sales of PC systems, which generally have considerably lower gross margins. The Company's gross margin percentage on semiconductor memory products increased to approximately 65% in 1995, compared to 57% and 39% in 1994 and 1993, respectively. The higher gross margin percentage for semiconductor memory products in 1995 was principally due to relatively stable selling prices for such products as compared to decreases in per unit manufacturing costs. Decreases in per unit manufacturing costs were principally due to the greater number of potential die per wafer achieved through transitions to shrink versions of existing products and shifts in the Company's mix of semiconductor memory products to a higher average density, improved manufacturing yields and increased wafer output.

     The Company continues limited production of its 16 Meg DRAM at a level only sufficient to continue development of process efficiencies. The Company continues to maximize its production of the 4 Meg DRAM, which is currently the most profitable product offered by the Company. The Company believes the market transition to the 16 Meg DRAM as the primary DRAM product will be largely driven by the timing of increases in demand for main memory in PC systems and by the increasing market availability of the 1 Meg x 16 configuration of the 16 Meg DRAM. Currently, most PC systems are sold with between 8 and 12 megabytes of main memory. Such system requirements can be satisfied with memory modules comprised of either 1 Meg x 4 (4 Meg) DRAMs or 1 Meg x 16 (16
Meg) DRAMs. The present limited market availability of the 1 Meg x 16 configuration of the 16 Meg DRAM has made the 1 Meg x 4 DRAM module a more cost-effective solution and has resulted in continued demand for the 4 Meg DRAM. When typical PC system requirements exceed 16 megabytes, memory modules can no longer cost-effectively incorporate 4 Meg DRAMs. Either increasing availability of the 1 Meg x 16 configuration of the 16 Meg DRAM or an increase in PC main memory requirements to in excess of 16 megabytes will likely cause an industry transition to the 16 Meg DRAM as its primary product. The Company's transition to the 16 Meg DRAM as its principal memory product could have a negative impact on the Company's results of operations.

     The Company's gross margin percentage on sales of PC systems has been lower than the Company's overall gross margin percentage. Intense pricing pressure in the PC market has caused the Company to reduce the average selling prices of its PC systems at a rate faster than the decline in the
Company's cost of components.   In addition, the PC market's ongoing
transition to new products and product features may have an adverse effect on the Company's PC gross margins by increasing inventory obsolescence and, to a lesser extent, decreasing manufacturing efficiencies. Should the rate of future growth in net sales of PC systems exceed the rate of future growth of the balance of the Company's products, the Company's overall gross margin would decrease.

     Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process
technology licensing arrangements.   Product and process technology
costs decreased as a percentage of total net sales in 1995 principally due to a paid-up license which became fully amortized late in 1994, and the higher level of net sales of PC systems in 1995 which are subject to generally lower royalty costs compared to the Company's semiconductor memory products. Future product and process technology charges may increase, however, as a result of claims that may be asserted in the future. See "Certain Factors."

     The significant increase in gross margin percentage for 1994 compared to 1993 was principally due to relatively stable prices and reductions in cost per unit of memory sold for DRAM products. Reductions in cost per unit sold were realized primarily from a combination of increased wafer output, yield improvements, die shrinks, and transitions to generally higher density memory products.

                        1995    % Change        1994    % Change        1993
                    --------    --------    --------    --------    --------
Selling, general,
 and administrative   $198.7       46.4%      $135.7       54.4%       $87.9
as a % of net sales     6.7%                    8.3%                   10.6%

     The higher level of selling, general, and administrative expenses for 1995 as compared to 1994 principally resulted from a higher level of personnel costs associated with the Company's profit sharing programs, increased number of administrative employees, and to a lesser extent, increased advertising and credit card processing fees associated with the increased level of net sales of the Company's PC systems. Such increases were partially offset by a reduction in legal fees compared to 1994 primarily resulting from the Company's settlement of patent litigation in 1994.

     The increase in selling, general, and administration expenses in 1994 compared to 1993 were primarily a result of a higher level of personnel costs associated with the Company's profit sharing programs; increased costs incurred with the Company's action before the International Trade Commission and patent litigation, each of which was settled in 1994; increased sales commissions based on a higher level of net sales; and a higher level of state sales tax.

                        1995    % Change        1994    % Change        1993
                    --------    --------    --------    --------    --------
Research and
 development          $128.8       54.4%       $83.4       45.5%       $57.3
as a % of net sales     4.4%                    5.1%                    6.9%

     Research and development expenses vary primarily based on the number of wafers and personnel dedicated to new product and process development. Research and development efforts in 1995 were focused primarily on development of 16 Meg and 4 Meg DRAM shrinks, 32K x 32 and 32K x 36 synchronous SRAMs, and design and development of the 64
Meg and 256 Meg DRAMs. The Company expects the level of research and development expenses in 1996 to be higher than in 1995 as additional resources are dedicated to the 16 Meg and 64 Meg DRAMs and the design and development of the 256 Meg DRAM, as well as design and development of new technologies including radio frequency identification systems, non-volatile semiconductor memory devices, and field emission flat panel displays.

                        1995    % Change        1994    % Change        1993
                    --------    --------    --------    --------    --------
Income tax provision  $506.4        125%      $225.3        285%       $58.5

     The effective tax rate for 1995 is 37.5% which primarily reflects the statutory corporate tax rate and the net effect of state taxation.
The effective tax rate for 1994 and 1993 was 36%. The increase in the Company's effective tax rate in 1995 was principally due to the change in the mix of income among taxing jurisdictions and the decreased utilization of state tax credits as a percentage of pretax income.
State income taxes have been reduced by state tax credits.

Merger Transaction

     During 1995, the Company acquired ZEOS International, Ltd. ("ZEOS"), a manufacturer of PC systems, in a merger transaction accounted for as a purchase. Under terms of the transaction, the Company merged two of its operating subsidiaries, Micron Computer, Inc., and Micron Custom Manufacturing Services, Inc., with and into ZEOS on April 7, 1995, in exchange for an approximate 79% ownership interest in ZEOS. The newly merged company was renamed Micron Electronics, Inc. ("MEI"), and the results of its operations (including those of the former ZEOS operation subsequent to the merger date) are included in the consolidated financial statements of the Company. The merger resulted in the recognition of an approximate $29.0 million pretax nonrecurring gain.

Liquidity and Capital Resources

     The Company had cash and liquid investments of $556 million as of August 31, 1995, representing an increase of $123 million during 1995. The Company's principal sources of liquidity during 1995 were cash flows from operations of $1,039 million, equipment financing of $231 million, proceeds from issuance of long-term debt of $62 million, proceeds from issuance of common stock in connection with the Company's employee stock purchase and stock option plans of $18 million. The principal uses of funds in 1995 were $961 million for property, plant, and equipment, $203 million for repayments of equipment contracts, $63 million for payments on long-term debt, and $31 million for payments of cash dividends.

     As of August 31, 1995, the Company had contractual commitments extending through calendar 1998 of approximately $643 million for equipment purchases and approximately $35 million for the construction of buildings. The cost of the Utah complex is currently estimated to be approximately $2.5 billion. Substantially all of the Company's near term cash flows from operations are expected to be dedicated to these capacity improvement programs. The Company can give no assurance that the expansion programs will be completed as currently scheduled or within current cost estimates.

     The Company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and maintain product quality. The Company periodically evaluates various alternatives to expand its production capacity and evaluates opportunities for product diversification. Although in recent periods the Company has been able to fund such investments principally through cash flows from operations and equipment financings, historically, in order to fund such investments, the Company has required external sources to supplement the Company's cash flows from operations. The Company's current expansion and capital improvement projects at the Boise and Lehi sites are currently estimated to cost approximately $4.5 billion. The Company may be required to pursue external sources of liquidity to complete its current expansion and capital improvement programs as scheduled. There can be no assurance that external sources of liquidity will be available to fund the Company's ongoing operations or expansion, diversification, and capital improvement programs on terms acceptable to the Company.

Certain Factors

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products.
Demand for semiconductor memory products has grown, fueled primarily by growth in the personal computer industry. The Company and many of its competitors are adding new facilities designed to process 8-inch wafers, which have approximately 84% greater usable surface area than 6-inch wafers. In addition, many competitors are currently believed to be running their 16 Meg DRAM manufacturing operations at significantly lower yields than could be expected when such products mature. The amount of capacity to be placed into production and future yield improvements by these competitors would dramatically increase world-wide supply of semiconductor memory. Excess supply of semiconductor memory, changes in demand for semiconductor memory market conditions, or currency fluctuation resulting in a strengthening dollar against the yen, could result in downward pricing pressure. A decline in the current favorable product pricing would have a material adverse effect on the Company's results of operations.

     The Company is in the process of converting its existing wafer fabrication facilities and equipment to process 8-inch wafers from 6-inch. Such conversion requires expansion of portions of the Company's facilities and modifications, enhancements, or replacement of a significant portion of the Company's wafer processing equipment.
There can be no assurance the Company will not experience an interruption of its manufacturing process or experience decreased manufacturing yields as a result of the conversion. An interruption of the manufacturing process or decreased manufacturing yields could have a material adverse effect on the Company's results of operations.

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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements which expire in calendar 1995, including an agreement with IBM. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to renew such licenses could result in litigation and the attendant cost and diversion of resources associated therewith and could also result in material changes in the Company's production processes or products. Any such litigation on changes could have a material adverse effect on the Company's results of operations.


     The Company began construction of an additional manufacturing facility in Utah which represents a significant capital investment by the Company. While the Company has at times conducted certain assembly and test operations at sites remote to its primary manufacturing operation, the Lehi, Utah facility will be the Company's first fabrication facility off the Boise site. The success of the Utah operation will largely depend on the Company's ability to achieve manufacturing efficiencies comparable to the Boise facility, which is largely a function of the skill and dedication of its work force. As of August 31, 1995, the Company's semiconductor manufacturing operations employed approximately 5,900 employees, an increase of 1,250 during the past year, and it is anticipated that the Utah site will employ approximately 3,500 full-time employees. The inability of the Company to retain a qualified work force or to locate and hire qualified candidates could have a negative affect on existing operations or limit efficiencies to be obtained by the Company's expansion efforts.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                    Page

Financial Statements:
  Consolidated Statements of Operations for
   Fiscal Years Ended August 31, 1995,
   September 1, 1994, and September 2,1993.......................... 41

  Consolidated Balance Sheets as of August 31,
   1995, and September 1,1994....................................... 42

  Consolidated Statements of Shareholders'
   Equity for Fiscal Years Ended August 31,
   1995, September 1, 1994, and September 2, 1993................... 43

  Consolidated Statements of Cash Flows for
   Fiscal Years Ended August 31, 1995,
   September 1, 1994, and September 2, 1993......................... 44

  Notes to Consolidated Financial Statements........................ 45

  Report of Independent Accountants................................. 53

Micron Technology, Inc.
Consolidated Statements of Operations
(Amounts in millions, except for per share amounts)

                                       August 31,  September 1,  September 2,
Fiscal year ended                        1995           1994          1993
-----------------------------------------------------------------------------
Net sales                               $2,952.7       $1,628.6      $  828.3
                                        --------       --------      --------
Costs and expenses:
 Cost of goods sold                      1,328.7          789.4         517.2
 Selling, general, and administrative      198.7          135.7          87.9
 Research and development                  128.8           83.4          57.3
                                        --------       --------      --------
   Total costs and expenses              1,656.2        1,008.5         662.4
                                        --------       --------      --------
Operating income                         1,296.5          620.1         165.9

Gain from merger transaction                29.0             --            --
Interest income (expense), net              25.0            5.7          (3.3)
                                        --------       --------      --------
Income before income taxes               1,350.5          625.8         162.6

Income tax provision                       506.4          225.3          58.5
                                        --------       --------      --------
Net income                              $  844.1       $  400.5      $  104.1
                                        ========       ========      ========

Earnings per share:
 Primary                                   $3.95          $1.92         $0.52
 Fully diluted                              3.90           1.90          0.51

Number of shares used in per share
   calculation:
 Primary                                   213.9          208.9         200.3
 Fully diluted                             216.2          210.4         202.6

























The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Consolidated Balance Sheets
(Dollars in millions, except for par value amount)


                                                      August 31, September 1,
As of                                                   1995          1994
-----------------------------------------------------------------------------
Assets

Cash and equivalents                                   $  128.1      $   78.4
Liquid investments                                        427.7         354.6
Receivables                                               455.4         235.7
Inventories                                               204.8         101.1
Prepaid expenses                                            9.1           3.3
Deferred income taxes                                      49.0          20.1
                                                       --------      --------
   Total current assets                                 1,274.1         793.2

Product and process technology, net                        41.6          48.2
Property, plant, and equipment, net                     1,385.6         663.5
Other assets                                               73.6          24.8
                                                       --------      --------
   Total assets                                        $2,774.9      $1,529.7
                                                       ========      ========

Liabilities and shareholders' equity

Accounts payable and accrued expenses                  $  502.3      $  200.2
Deferred income                                            16.4          13.0
Equipment purchase contracts                               59.6          31.2
Current portion of long-term debt                          26.5          29.8
                                                       --------      --------
   Total current liabilities                              604.8         274.2

Long-term debt                                            129.4         124.7
Deferred income taxes                                      93.3          54.1
Other liabilities                                          51.2          27.4
                                                       --------      --------
   Total liabilities                                      878.7         480.4
                                                       --------      --------

Commitments and contingencies

Common stock, $0.10 par value, authorized 300.0
 million shares, issued and outstanding 206.4
 million and 203.8 million shares, respectively            20.6          10.2
Additional capital                                        391.5         368.3
Retained earnings                                       1,484.1         670.8
                                                       --------      --------
   Total shareholders' equity                           1,896.2       1,049.3
                                                       --------      --------
   Total liabilities and shareholders' equity          $2,774.9      $1,529.7
                                                       ========      ========





















The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars and shares in millions)

                            August 31,       September 1,        September 2,
Fiscal year ended             1995              1994               1993
                         Shares   Amount    Shares   Amount    Shares   Amount
------------------------------------------------------------------------------
Common stock

Balance at beginning
   of year                101.9  $   10.2     40.1  $    4.0     38.3  $   3.8
Stock sold                  1.6       0.1      0.9       0.1      1.8      0.2
Stock split               102.9      10.3     60.9       6.1       --       --
                        -------  --------  -------  --------  -------  -------
Balance at end of year    206.4  $   20.6    101.9  $   10.2     40.1  $   4.0
                        =======  ========  =======  ========  =======  =======

Additional capital

Balance at beginning of year     $  368.3           $  353.0           $ 327.2
Stock sold                           17.7                9.8              18.2
Stock option plan                     2.2                1.0              (0.1)
Tax effect of stock purchase
   plans                             13.6               10.6               7.7
Stock split                         (10.3)              (6.1)               --
                                 --------           --------           -------
Balance at end of year           $  391.5           $  368.3           $ 353.0
                                 ========           ========           =======


Retained earnings

Balance at beginning of year     $  670.8           $  282.5            $180.3
Net income                          844.1              400.5             104.1
Dividends paid                      (30.8)             (12.2)             (1.9)
                                 --------           --------           -------
Balance at end of year           $1,484.1           $  670.8           $ 282.5
                                 ========           ========           =======















The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Consolidated Statements of Cash Flows
(Dollars in millions)

                                       August 31,  September 1,  September 2,
Fiscal year ended                        1995           1994          1993
-----------------------------------------------------------------------------
Cash flows of operating activities

Net income                              $  844.1       $  400.5      $  104.1
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation                            199.0          138.8         111.9
   Increase in receivables                (197.9)         (81.0)        (76.7)
   Increase in inventories                 (76.0)         (17.9)         (8.7)
   Increase in accounts payable and
    accrued expenses                       249.4           45.2          96.2
   Gain from merger transaction            (29.0)            --            --
   Other                                    49.2           71.9          30.5
                                        --------       --------      --------
Net cash provided by operating
 activities                              1,038.8          557.5         257.3
                                        --------       --------      --------

Cash flows of investing activities

Purchase of available-for-sale and
 held-to-maturity securities              (719.6)        (403.6)       (218.0)
Proceeds from sales and maturities
 of securities                             651.8          185.3         114.7
Expenditures for property, plant,
 and equipment                            (730.0)        (251.0)        (83.4)
Other                                       27.2          (10.5)         (1.8)
                                        --------       --------      --------
Net cash used for investing activities    (770.6)        (479.8)       (188.5)
                                        --------       --------      --------

Cash flows of financing activities

Payments on equipment purchase
 contracts                                (202.5)        (119.3)        (63.0)
Proceeds from issuance of debt              62.4          119.2          41.7
Repayments of debt                         (63.4)         (46.2)        (52.8)
Proceeds from issuance of common stock      18.4           12.1          19.3
Payments of dividends                      (30.8)         (12.2)         (1.9)
Other                                       (2.6)          (0.4)         (0.3)
                                        --------       --------      --------
Net cash used for financing activities    (218.5)         (46.8)        (57.0)
                                        --------       --------      --------
Net increase in cash and equivalents        49.7           30.9          11.8
Cash and equivalents at beginning of
 year                                       78.4           47.5          35.7
                                        --------       --------      --------
Cash and equivalents at end of year     $  128.1       $   78.4      $   47.5
                                        ========       ========      ========

Supplemental disclosures

Income taxes paid, net                  $ (438.6)      $ (197.4)     $  (22.1)
Interest paid                               (9.5)          (6.6)         (6.1)
Noncash investing and financing
 activities:
 Equipment acquisitions on contracts
  payable and capital leases               230.8          125.6          71.0
 Equipment acquisition in exchange
  for license of product and process
  technology                                  --             --           8.4
 Assets acquired, net of cash and
  liabilities assumed in merger
  transaction                               26.0             --            --





The accompanying notes are an integral part of the financial statements.

Micron Technology, Inc.
Notes to Consolidated Financial Statements
(All tabular dollar and share amounts are stated in millions)

Significant Accounting Policies

Basis of presentation: The consolidated financial statements include the accounts of Micron Technology, Inc., and its domestic and foreign subsidiaries (the "Company"). The Company designs, develops, manufactures, and markets semiconductor memory products, including DRAMs and SRAMs, personal computers and complex printed circuit board assemblies. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Thursday closest to August 31. During 1995, the Company acquired ZEOS International, Ltd. ("ZEOS"), a manufacturer of personal computer systems, in a merger transaction accounted for as a purchase. Under terms of the transaction, the Company, merged two of its operating subsidiaries, Micron Computer, Inc., and Micron Custom Manufacturing Services, Inc., with and into ZEOS in exchange for an approximate 79% ownership interest in ZEOS. The newly merged company was renamed Micron Electronics, Inc. ("MEI"), and the results of its operations (including those of the former ZEOS operation subsequent to the merger date) are included in the consolidated financial statements of the Company.

Revenue recognition: Revenue from product sales to direct customers is recognized upon shipment. The Company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include construction management fees earned, and revenues under cross-license agreements with third parties and under government research contracts.

Earnings per share: Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

Financial instruments: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses, and equipment purchase contracts and long-term debt are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of August 31, 1995. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentrations of credit risk, consist principally of cash, liquid investments, and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the computer, telecommunications, and office automation industries. The Company performs ongoing credit evaluations of customers world-wide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables for individual customers or groups of customers in any particular industry or geographic area.

Inventories: Inventories are stated at the lower of average cost or market. Cost includes labor, material, and overhead costs, including product and process technology costs.

Property, plant, and equipment: Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment.

Product and process technology: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized on the units-of-production method and on the straight-line method over the shorter of the estimated useful life of the technology, the patent term, or the agreement, ranging up to 10 years.

Foreign currency: The U.S. dollar is the Company's functional currency for financial reporting.

Restatements and reclassifications: On March 27, 1995, the Company's Board of Directors announced a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record as of May 4, 1995. On March 1, 1994, the Company's Board of Directors announced a 5 for 2 stock split effected in the form of a stock dividend to shareholders of record as of April 1, 1994. The Company distributed cash in lieu of fractional shares resulting from the stock split. The Company's par value of $0.10 per share remained unchanged. Historical share and per share amounts have been restated to reflect retroactively the stock splits.

Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Liquid Investments


The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of September 1, 1994. Securities classified as available-for-sale are stated at their fair values which approximate cost. Securities classified as held-to-maturity are stated at amortized cost.


                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------
Available-for-sale securities:
 U.S. Government agency                                $   28.6      $   36.9
 State and local governments                                7.6           2.1
 Corporate notes                                            4.0           3.9
                                                       --------      --------
                                                           40.2          42.9
                                                       --------      --------
Held-to-maturity securities:
 State and local governments                              196.2         140.3
 Commercial paper                                         118.3          76.9
 U.S. Government agency                                    88.8          51.1
 Bankers' acceptances                                      44.5          42.5
 Corporate notes                                           16.5          28.8
 Certificate of deposit                                     1.0            --
 Other                                                      3.1           7.1
                                                       --------      --------
Total investments                                         468.4         346.7
                                                       --------      --------
                                                          508.6         389.6
Less cash equivalents                                     (80.9)        (35.0)
                                                       --------      --------
                                                       $  427.7      $  354.6
                                                       ========      ========

Securities classified as available-for-sale mature within one to three years, and securities classified as held-to-maturity have remaining maturities within one year.

Receivables

                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------


Trade receivables                                      $  457.4      $  227.6
Other                                                      14.6          15.9
Allowance for returns and discounts                        (9.2)         (5.2)
Allowance for doubtful accounts                            (7.4)         (2.6)
                                                       --------      --------
                                                       $  455.4      $  235.7
                                                       ========      ========

Inventories

                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------

Finished goods                                         $   17.8      $    5.2
Work in progress                                           99.1          64.2
Raw materials and supplies                                 87.9          31.7
                                                       --------      --------

                                                       $  204.8      $  101.1
                                                       ========      ========

Product and Process Technology


Amortization of capitalized product and process technology costs charged to operations was $10.3 million in 1995; $40.9 million in 1994; and $26.2 million in 1993. Accumulated amortization was $110.7 million and $100.4 million as of August 31, 1995, and September 1, 1994, respectively.

Property, Plant, and Equipment

                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------
Land                                                   $   34.4      $    7.9
Buildings                                                 392.0         260.0
Equipment                                               1,338.4         825.5
Construction in progress                                  259.2          68.7
                                                       --------      --------
                                                        2,024.0       1,162.1
Less accumulated depreciation and amortization           (638.4)       (498.6)
                                                       --------      --------
                                                       $1,385.6      $  663.5
                                                       ========      ========

Accounts Payable and Accrued Expenses

                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------

Accounts payable                                       $  193.2      $   55.3
Salaries, wages, and benefits                             103.2          63.5
Product and process technology payable                     91.5          16.6
Income taxes payable                                       72.7          44.0
Other                                                      41.7          20.8
                                                       --------      --------
                                                       $  502.3      $  200.2
                                                       ========      ========

Long-Term Debt

                                                        8/31/95        9/1/94
-----------------------------------------------------------------------------
Notes payable in periodic installments through
 July 2015, weighted average interest rate 6.82%
 and 7.30%, respectively                               $   89.3      $   78.7

Noninterest bearing obligations, $19.8 million due
 June 1997, $3 million due October 1997 and $20.5
 million due December 1997, weighted average imputed
 interest rate of 6.85% and 6.50%, respectively            37.8          16.6

Notes payable, due at maturity, ranging from December
 1996 to December 1997, weighted average interest
 rate of 5.49% and 5.11%, respectively                     20.0          37.0

Capitalized lease obligations payable in monthly
 installments through April 1998, weighted average
 interest rate 8.94% and 7.93%, respectively                8.8          12.4

Noninterest bearing obligation, paid in November
 1994, original face amount of $50.0 million (net of
 discount based on imputed interest rate of 10.25%)          --           9.8
                                                       --------      --------
                                                          155.9         154.5
Less current portion                                      (26.5)        (29.8)
                                                       --------      --------
                                                       $  129.4      $  124.7
                                                       ========      ========



Certain notes payable are collateralized by plant and equipment with a total cost of approximately $103.3 million and accumulated depreciation of approximately $42.7 million as of August 31, 1995. Equipment under capital leases, and the accumulated depreciation thereon, were approximately $16.7 million and $10.7 million, respectively, as of August 31, 1995, and $16.9 million and $8.5 million, respectively, as of September 1, 1994. Maturities of long-term debt are as follows:


                                                     Noninterest
                                         Notes         bearing        Capital
Fiscal year                             payable      obligations      leases
-----------------------------------------------------------------------------


1996                                    $   23.5       $     --      $    3.5
1997                                        61.0           19.8           5.2
1998                                        17.4           23.5           0.8
1999                                         6.9             --            --
2000                                         0.5             --            --
Less discount and interest                    --           (5.5)         (0.7)
                                        --------       --------      --------
                                        $  109.3       $   37.8      $    8.8
                                        ========       ========      ========


Interest income in 1995 and 1994 is net of interest expense of $7.3 million and $5.8 million, respectively. Interest expense in 1993 is net of $4.5 million of interest income. Construction period interest of $4.9 million, $2.6 million, and $0.3 million was capitalized in 1995, 1994, and 1993, respectively.

Stock Purchase Plans

The Company's 1985 and 1994 Incentive Stock Option Plans ("ISO Plans") provide for the granting of incentive or nonstatutory stock options. As of August 31, 1995, there was an aggregate of 22.1 million shares of common stock reserved for issuance of which 18.8 million are committed under the ISO Plans. Options are subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% during each year of employment beginning one year from date of grant and expire six years from date of grant.

Option activity under the ISO Plans is summarized as follows:

Fiscal year ended                        8/31/95         9/1/94        9/2/93
-----------------------------------------------------------------------------

Outstanding at beginning of year            11.6            9.7          12.4
Granted                                      5.0            5.0           4.8
Terminated or cancelled                      (.5)            --          (0.3)
Exercised                                   (2.4)          (3.1)         (7.2)
                                        --------       --------      --------
Outstanding at end of year                  13.7           11.6           9.7
                                        ========       ========      ========
Exercisable at end of year                   1.4             .8           1.4
                                        ========       ========      ========
Shares available for future grants           3.3            5.8          10.7
                                        ========       ========      ========

Options outstanding under the ISO Plans as of August 31, 1995, were at per share prices ranging from $1.53 to $72.20. Options exercised were at per share prices ranging from $1.30 to $21.33 in 1995, $1.30 to $4.71 in 1994, and $.85 to $4.06 in 1993.

The 1989 Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each three-month offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 2.5 million shares are reserved for issuance under the plan, of which 1.2 million shares have been issued as of August 31, 1995.

Employee Savings Plan

The Company has a 401(k) profit-sharing plan ("RAM Plan") in which substantially all employees are participants. Employees may contribute from 2% - 16% of their eligible pay to various savings alternatives in the RAM Plan. In 1994, the RAM Plan was modified, changing the Company's contribution, to provide for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. The Company's RAM Plan expense was $15.9 million in 1995, $8.2 million in 1994, and $2.4 million in 1993.

Commitments

As of August 31, 1995, the Company had commitments of $643.4 million for equipment purchases and $34.6 million for the construction of buildings.

Income Taxes

Effective the first day of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which prescribes the liability method of accounting for income taxes. Adoption of SFAS No. 109 did not have a material effect on the Company's financial position or results of operations. Previously, income taxes were accounted for in accordance with SFAS No. 96.

The provision for income taxes consists of the following:

Fiscal year ended                        8/31/95         9/1/94        9/2/93
-----------------------------------------------------------------------------

Current:
 U.S. federal                           $  409.3       $  192.4      $   57.9
 State                                      64.6           25.2           4.8
 Foreign                                     7.0            5.0           1.0
                                        --------       --------      --------
                                           480.9          222.6          63.7
                                        --------       --------      --------

Deferred:
 U.S. federal                               21.6            2.3          (6.5)
 State                                       3.9            0.4           1.4
 Foreign                                      --             --          (0.1)
                                        --------       --------      --------
                                            25.5            2.7          (5.2)
                                        --------       --------      --------
Income tax provision                    $  506.4       $  225.3      $   58.5
                                        ========       ========      ========



The tax benefit associated with disqualifying dispositions by employees of shares issued in the Company's stock purchase plans reduced taxes payable by $13.6 million and $10.6 million for 1995 and 1994, respectively. Such benefits are credited to additional capital.

A reconciliation between income tax computed using the federal statutory rate and the income tax provision follows:

U.S. federal income tax at statutory
 rate                                   $  472.7       $  219.0      $   56.4
State taxes, net of federal benefit         47.4           16.7           4.0
Other                                      (13.7)         (10.4)         (1.9)
                                        --------       --------      --------
Income tax provision                    $  506.4       $  225.3      $   58.5
                                        ========       ========      ========



State taxes reflect utilization of investment tax credits of $19.1 million, $20.1 million and $4.9 million for 1995, 1994 and 1993, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to the net deferred tax liability are as follows:

                                                        8/31/95        9/1/94
                                                       --------      --------

Current deferred tax asset:
 Accrued product and process technology                $   10.4      $     --
 Inventory                                                  9.7           2.3
 Accrued compensation                                       6.0           5.8
 Deferred income                                            3.4           3.7
 Net operating loss acquired in merger                      2.8            --
 Other                                                     16.7           8.3
                                                       --------      --------
   Net deferred tax asset                                  49.0          20.1
                                                       --------      --------

Noncurrent deferred tax asset (liability):
 Excess tax over book depreciation                        (83.5)        (58.2)
 Accrued product and process technology                    15.3           7.9
 Investment in subsidiary                                 (11.5)           --
 Other                                                    (13.6)         (3.8)
                                                       --------      --------
   Net deferred tax liability                             (93.3)        (54.1)
                                                       --------      --------
Total net deferred tax liability                       $  (44.3)     $  (34.0)
                                                       ========      ========


During 1993, in accordance with SFAS No. 96, deferred income taxes were provided for significant temporary differences comprised of product and process technology of $14.5 million, depreciation of $2.8 million, and other items of $6.5 million.

Export Sales and Major Customers

Export sales were $753.7 million, $471.0 million, and $250.9 million in 1995, 1994, and 1993, respectively. Sales to one personal computer manufacturing customer approximated 11% and 10% of total net sales in 1994 and 1993, respectively. No other customer individually accounted for 10% or more of the Company's total net sales.

Contingencies

Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company has various product and process technology agreements which expire in calendar 1995, including an agreement with IBM. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to renew such licenses could result in litigation and the attendant cost and diversion of resources associated therewith and could result in material changes in the Company's production processes or products. An adverse decision on any such litigation or such material changes could have a material effect on the Company's financial position or results of operations. The Company is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

Quarterly Financial and Market Information (Unaudited)

(Dollars in millions, except for per share amounts)

1995 Quarter                        1st         2nd         3rd         4th
                                  --------    --------    --------    --------

Net sales                         $  535.0    $  628.5    $  761.2    $1,028.0
                                  --------    --------    --------    --------
Costs and expenses:
 Cost of goods sold                  224.5       267.5       357.2       479.5
 Selling, general, and
  administrative                      38.2        39.0        54.4        67.1
 Research and development             27.0        28.9        33.6        39.3
                                  --------    --------    --------    --------
   Total costs and expenses          289.7       335.4       445.2       585.9
                                  --------    --------    --------    --------
Operating income                     245.3       293.1       316.0       442.1
Gain from merger transaction            --          --        29.0          --
Interest income, net                   3.6         6.5         7.4         7.5
                                  --------    --------    --------    --------
   Income before income taxes        248.9       299.6       352.4       449.6
Income tax provision                  89.6       116.1       132.2       168.5
                                  --------    --------    --------    --------
   Net income                     $  159.3    $  183.5    $  220.2    $  281.1
                                  ========    ========    ========    ========
Fully diluted earnings per share      $.75        $.86       $1.02       $1.29

Quarterly stock price:
 High                               $21.63      $33.13      $50.75      $78.00
 Low                                 15.25       19.94       32.56       44.75
Dividends declared per share         0.025       0.025       0.050       0.050


1994 Quarter                        1st         2nd         3rd         4th
                                  --------    --------    --------    --------

Net sales                         $  320.1    $  390.5    $  426.4    $  491.6
                                  --------    --------    --------    --------
Costs and expenses:
 Cost of goods sold                  166.6       204.1       207.0       211.7
 Selling, general, and
  administrative                      34.1        33.1        35.8        32.7
 Research and development             14.3        18.7        22.9        27.5
                                  --------    --------    --------    --------
   Total costs and expenses          215.0       255.9       265.7       271.9
                                  --------    --------    --------    --------
Operating income                     105.1       134.6       160.7       219.7
Interest income, net                   0.4         1.0         2.3         2.0
                                  --------    --------    --------    --------
   Income before income taxes        105.5       135.6       163.0       221.7
Income tax provision                  38.0        48.8        58.7        79.8
                                  --------    --------    --------    --------
   Net income                     $   67.5    $   86.8    $  104.3    $  141.9
                                  ========    ========    ========    ========


Fully diluted earnings per share     $0.33       $0.41       $0.49      $0.67

Quarterly stock price:
 High                               $12.73      $15.30      $19.95     $22.44
 Low                                  7.58        8.73       14.13      15.31
Dividends declared per share         0.010          --       0.025      0.025

As of August 31, 1995, the Company had 5,649 shareholders of record.

Cost of goods sold for the third quarter of 1995 included a $25.0 million pretax charge associated with contingencies for product and process technology rights.

Report of Independent Accountants

The Shareholders and Board of Directors
Micron Technology, Inc.

We have audited the consolidated financial statements of Micron Technology, Inc., listed in the index on page 40 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micron Technology, Inc., as of August 31, 1995, and September 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the contingencies note to the consolidated financial statements, management can give no assurance that the amounts accrued as of August 31, 1995, for estimated costs of settlement or adjudication of asserted and unasserted claims for infringement of product and process technology rights held by others, have been adequate, nor can management estimate the range of additional possible loss, if any, from resolution of these uncertainties.


/s/ Coopers & Lybrand L.L.P.



Boise, Idaho
September 21, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     Certain information concerning the registrant's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange
Commission within 120 days after August 31, 1995, and is incorporated herein by reference.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)  The following documents are filed as part of this report:

     Consolidated financial statements and financial statement schedules -- see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies."

 Exhibit     Description

  3.1      Certificate of Incorporation of the Registrant, as amended.
  3.7      Bylaws of the Registrant, as amended.
  10.82    Form of Indemnification Agreement between the Registrant and its officers and directors.(1)
  10.91 Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant.(2)
  10.92    Additional provisions related to Management Bonus Arrangements for Certain Executive Officers.(2)
  10.96 Form of Termination Agreement for members of the Registrant's Operations Committee and other Officers of the Company.(3)
  10.100   Amended and Restated 1985 Incentive Stock Option Plan.(4)
  10.103 Real Estate Agreement and Addendum dated May 29, 1991 between the Registrant and Thomas T. Nicholson, Allen T. Noble, Don J. Simplot,
           J. R. Simplot, Ronald C. Yanke, Semienterprises, a partnership and Macron, a partnership.(5)
  10.105 Form of Management bonus arrangements for Executive Officers of Micron Technology, Inc., and Micron Semiconductor, Inc., for 1993.(5)
  10.109 Form of Management bonus arrangements for Executive Officers of Micron Technology, Inc., and Micron Semiconductor, Inc., for 1994.(6)
  10.110   1994 Stock Option Plan
  10.111   Executive Bonus Plan
  11.1     Computation of Per Share Earnings.
  21.1     Subsidiaries of the Registrant.
  23.1     Consent of Independent Accountants.
  27.1     Financial Data Schedule
---------------------------------

  (1) Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders.
  (2) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989.
  (3) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 30, 1990.
  (4) Incorporated by Reference to Registration Statements on Forms S-8 (Reg. Nos. 33-38665, 33-38926, and 33-52653).
  (5) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1992.
  (6) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2, 1993.

Exhibit numbers from Registration Statement on Form S-1 (Reg. No. 2-93343) retained, where applicable.

(b)  Reports on Form 8-K:

     The registrant did not file any Reports on Form 8-K during the quarter ended August 31, 1995.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 10th day of October, 1995.
                         MICRON TECHNOLOGY, INC.


                    By   /s/ Wilbur G. Stover, Jr.
                         --------------------------------------------
                         Wilbur G. Stover, Jr., Vice President,
                         Finance, Chief Financial Officer and
                         Corporate Secretary
                         (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date
-------------------------  ----------------------------------  ---------------

/s/ Steven R. Appleton     Chairman of the Board, Chief        October 10, 1995
-------------------------  Executive Officer and President
(Steven R. Appleton)       (Principal Executive Officer)


/s/ Tyler A. Lowrey        Director, Vice Chairman and Chief   October 10, 1995
-------------------------  Technical Officer
(Tyler A. Lowrey)


/s/ Wilbur G. Stover, Jr. Director; Vice President, Finance, October 10, 1995 ------------------------- Chief Financial Officer and
(Wilbur G. Stover, Jr.)    Corporate Secretary (Principal
                           Financial and Accounting Officer)


/s/ Jerry M. Hess          Director                            October 10, 1995
-------------------------
(Jerry M. Hess)


/s/ Robert A. Lothrop      Director                            October 10, 1995
-------------------------
(Robert A. Lothrop)


/s/ Thomas T. Nicholson    Director                            October 10, 1995
-------------------------
(Thomas T. Nicholson)


/s/ Allen T. Noble         Director                            October 10, 1995
-------------------------
(Allen T. Noble)


                           Director                            October 10, 1995
-------------------------
(Don J. Simplot)


/s/ John R. Simplot        Director                            October 10, 1995
-------------------------
(John R. Simplot)


                           Director                            October 10, 1995
-------------------------
(Gordon C. Smith)