Form 10-K/A
period 1995-08-31
MICRON TECHNOLOGY INC
filed 1995-10-17
CIK 723125

FORM 10-K/A
                                 Amendment No. 1

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

                                PART I

Item 1.  Business


General

     Micron Technology, Inc. ("MTI") and its subsidiaries (hereinafter referred to collectively as "Micron" or the "Company") principally design, develop, manufacture, and market semiconductor memory products, personal computers ("PCs"), and custom complex printed circuit board assemblies. During fiscal 1995, the Company consolidated the operations of Micron Semiconductor, Inc., and Micron Systems Integration, Inc., into MTI. In addition, two other MTI subsidiaries, Micron Computer, Inc., and Micron Custom Manufacturing Services Inc., were merged on April 7, 1995, with and into ZEOS International, Ltd., a personal computer manufacturer. The newly merged company was renamed Micron Electronics, Inc. ("MEI"), and is a majority owned subsidiary of MTI.

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

     MEI's operations focus on the Company's PC, contract manufacturing, and component recovery operations. MEI's PC operations design, develop, market, manufacture, and support two brand names of PC systems and related hardware incorporating third party operating systems and application software. MEI's contract manufacturing operations provide a full range of turnkey manufacturing services, including the assembly and test of complex printed circuit boards and memory modules, design layout and product engineering, materials procurement, inventory management, quality assurance, and just-in-time delivery.

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

     Dynamic Random Access Memory DRAMs are semiconductor devices which store digital information in the form of bits and provide high speed storage and retrieval of data. The Company is developing its 64 Meg DRAM and is in the design phase for its 256 Meg DRAM. DRAM sales represented approximately 68%, 73%, and 70% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively. Manufacture of the Company's DRAM products utilizes proprietary advanced complimentary metal-oxide-semiconductor ("CMOS") silicon-gate process technology. DRAMs are the highest density, lowest cost per bit random access memory components available, and are the most widely used semiconductor memory components in most PC systems. Demand for the Company's products has recently benefited from strong market conditions for PC systems and increased utilization of more powerful microprocessors, more memory-intensive software applications, and enhanced system architectures. The Company's primary product during fiscal 1995 was the 4 Meg DRAM which sells in multiple configurations, speeds, and package types. The Company is limiting its production of 16 Meg DRAMs in order to maximize production of the 4 Meg DRAM which currently is the Company's most profitable memory product.

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

     Static Random Access Memory SRAMs are semiconductor devices which perform memory functions much the same as DRAMs; however, unlike
DRAMs, SRAMs do not require their memory cells to be electronically refreshed which generally simplifies application system designs.
SRAMs contain more complex electronic circuitry than DRAMs, and consequently have higher per bit production costs. The Company's SRAM family focuses on the high-performance, or "Very Fast", sector of the SRAM market which requires very high speed access to memory. Very
Fast SRAMs provide access times approximately five times faster than that of DRAMs. The market for Very Fast SRAMs has grown with the number of applications that require a "buffer" or "cache" of high speed memory between the central processing unit and the main DRAM-based memory. The Company manufactures its current SRAM products utilizing CMOS silicon-gate process technology. The Company currently sells primarily synchronous 256K and 1 Meg SRAMs in a variety of configurations, speeds, and package types, and has 4 Meg and 16 Meg SRAMs under development. SRAM sales represented 6%, 8%, and 14% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively.

Personal Computer Systems

     The Company develops, markets, manufactures, and supports a broad line of memory intensive, high performance PC systems under the Micron and ZEOS brand names. The Company's PC product line includes: the Micron Millennia, targeted for high-end business users; the Micron
PowerStation, targeted for general business users; the Micron Home
MPC, targeted for home office and general consumers; the Micron PowerServer, a business network server; the ZEOS Pantera, targeted for mainstream business; and the ZEOS Meridian, a portable notebook.

     The Company continues to evaluate its product strategies to take advantage of both Micron and ZEOS brand names including coordination of marketing strategies, the sharing of research and development efforts, and the coordination and potential integration of overall product lines. While it is not yet known whether the Company will undertake any such potential actions, any such action would involve a number of significant risks, could result in the recognition of unanticipated expenses, and could otherwise have a material adverse effect on the Company's net sales.

     Revenue from the sale of PC systems, excluding the value of the Company's memory components contained therein, represented approximately 15%, 5%, and 2% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively.

     ZEOS(Registered Trademark) is a registered trademark and Micron(Trademark), Millennia(Trademark), PowerStation(Trademark),
Home MPC(Trademark), PowerServer(Trademark), Pantera(Trademark), and Meridian(Trademark) are trademarks of the Company.

Contract Manufacturing

     The Company's contract manufacturing operations consist of assembling and testing complex printed circuit boards and memory modules and "box build" final product assembly services. In addition to assembly and test, the Company offers a full range of turnkey manufacturing services, including design lay-out and product engineering, materials procurement, inventory management, quality assurance, and just-in-time delivery.

     Revenue from contract manufacturing operations, excluding the value of the Company's memory components contained therein, represented approximately 3%, 3%, and 2% of the Company's total net sales in fiscal 1995, 1994, and 1993, respectively.

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

     The Company's principal existing semiconductor manufacturing facility in Boise, Idaho, includes two wafer fabrication lines equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers, and automated mask inspection systems. The production facility operates in 12-hour shifts, 24 hours per day, and 7 days per week to reduce down time during shift changes and to reduce fabrication costs further through maximum utilization of fabrication facilities. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Notwithstanding the highly controlled manufacturing operations, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of the Company's manufacturing operations will be largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening, and testing processes.

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

     The Company is in the process of converting its two 6-inch wafer fabrication lines to 8-inch processing capabilities. Substantial conversion of Fab III to 8-inch wafer processing capabilities is targeted for the end of calendar 1995 and the Fab I/II conversion is targeted for calendar 1996. To date, only a limited number of 8-inch wafers have been processed. Significant capital expenditures are required for the 8-inch conversion. There can be no assurance that the conversion can be accomplished without disruption of production.

     The Company has begun construction of a manufacturing facility in Lehi, Utah, that will include 8-inch wafer fabrication, assembly, and test operations. The approximate 2 million square foot facility is planned to have approximately two-thirds the manufacturing capacity of the existing Boise site. The cost of the Utah facility is currently estimated at approximately $2.5 billion and is targeted for initial wafer production in late calendar 1996. Several other semiconductor manufacturers are also adding significant manufacturing capacity. All semiconductor manufacturers are dependent upon and compete for products of a limited number of sophisticated equipment suppliers. The cyclical nature of the industry often results in extended lead times for equipment deliveries. There can be no assurance the Company will not encounter delays in the currently planned expansion as a result of limited availability of equipment.

Personal Computer Systems

     The Company manufactures, sells, and supports its Micron brand name systems from the Nampa facility and ZEOS brand name systems from the Minneapolis facility. The Company's PC manufacturing process is designed to provide custom-configured products to its customers and includes assembling components, loading software, and performing quality control tests on each system prior to shipment. The
Company's PC systems are assembled to customer specifications. Only a limited number of the most popular PC system configurations are manufactured in advance of customer orders. Parts and components required for each customer order are selected from inventory and are prepared for assembly into the customized PC system. While custom assembly is advantageous to the Company's PC customers, the Company is unable to achieve the manufacturing efficiencies normally associated with mass production of standardized products.

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

Contract Manufacturing

     The Company's contract manufacturing operations consist of assembling and testing complex printed circuit boards and memory modules. The assembly of printed circuit boards involves the attachment of electronic components, such as resistors, capacitors, diodes, logic devices, RAM components, and processors to printed circuit boards.
Nearly all assembly operations utilize surface mount technology whereby the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes and soldered on the back side of the assembly. Automated in-circuit and functionality tests are generally performed on all printed circuit boards assembled.

Availability of Raw Materials

Semiconductor Memory Products

     Raw materials utilized by the Company's semiconductor manufacturing operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The Company and many other semiconductor manufacturers are adding new facilities or modifying existing facilities to process 8-inch wafers. The availability of both 6-inch and 8-inch wafers for semiconductor memory production is partially dependent on how readily wafer suppliers can increase or create additional capacity to accommodate the demand for 8-inch wafers without creating shortages in supply of 6-inch wafers. The availability of other raw materials may decline due to the overall increase in world-wide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, the Company has not experienced any significant difficulty in obtaining raw materials for its semiconductor manufacturing operations to date. Interruption of any one raw material source could adversely affect the Company's operations.

Personal Computer Systems

     The Company's PC operations rely on third-party suppliers for most of its PC system components. The Company purchases substantially all of its components and subassemblies from suppliers on a purchase order basis and generally does not maintain long-term supply arrangements with its suppliers. Although the Company attempts to use standard components and subassemblies available from multiple suppliers, certain of its components and subassemblies are available only from sole suppliers. Microprocessors used in the Company's PC systems are supplied exclusively by Intel. Substantially all of the RAM components used in the Company's PC systems are supplied internally from the Company's semiconductor manufacturing operations. In addition, the Meridian line of ZEOS notebook computers is currently obtained from a single third party manufacturer. Although most other components and subassemblies used by the Company are currently available from multiple sources, the Company has from time to time experienced shortages in the components and subassemblies used to produce its PC systems. Any supply interruption for any of the components and subassemblies currently obtained from a single source could result in production delays and adversely affect the Company's
PC operations.

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

     The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. Customers for the Company's semiconductor memory products include major domestic computer manufacturers and others in the computer, telecommunications, and office automation industries. The Company markets its semiconductor memory products world-wide through independent sales representatives, distributors, and its own direct sales force. Sales representatives serve on a commission basis and obtain orders subject to final acceptance by the Company. Shipments against these orders are made directly to the customer by the Company. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products.
Semiconductor memory products sold through distributors approximated 10%, 12%, and 16% of total net sales of such products in fiscal 1995, 1994, and 1993, respectively.

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

Personal Computer Systems

     Micron markets its PC systems directly to customers including businesses, educational institutions, government agencies, and the general public, primarily by strategically placing advertisements in personal computer trade publications. The Company's PC products compete with products from other PC manufacturers to win computer trade magazine awards. The receipt of numerous such awards has resulted in enhanced brand name recognition for the Company's PC systems. In the event the Company's PC systems are unsuccessful in receiving similar awards in the future, customer interest in the Company's PC systems could decline materially.

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

Personal Computer Systems

     Levels of unfilled orders for PC systems fluctuate depending upon unexpected demand for certain products or production delays.
Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be, and often are, canceled. As of August 31, 1995, the Company had unfilled orders for PC systems of approximately $46.3 million as compared to unfilled orders of $24.3 million as of September 1, 1994. The Company anticipates that substantially all of the unfilled orders as of August 31, 1995, other than canceled orders, will be shipped within 30 days. Because customers may cancel or reschedule orders for PC systems without penalty, the Company does not believe that unfilled orders for PC systems are a meaningful indicator for future sales.

Contract Manufacturing

     Backlog for the Company's contract manufacturing operations as of August 31, 1995, and September 1, 1994, was approximately $95.0 million and $22.3 million, respectively. Backlog generally consists of purchase orders believed to be firm and are expected to be filled within the next three months. Because of variations in the timing of orders, delivery intervals, customer and product mix, and delivery schedules, the Company's backlog of contract manufacturing products as of any particular date may not be representative of actual sales for any succeeding period.

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

     The Company's PC operations compete with a number of PC manufacturers which sell their products primarily through direct marketing channels, including Dell Computer Corporation and Gateway 2000, Inc. The
Company also competes with PC manufacturers including IBM Corporation, Compaq Computer Corporation, Packard Bell Electronics, Inc., and Apple Computer, Inc., which have traditionally sold their products through national and regional distributors, dealers, value-added resellers, retail stores, and the PC manufacturers' direct sales forces. Many competitors have substantially greater financial, marketing, manufacturing, and technological resources devoted to PC operations than the Company and also have greater purchasing power, broader product lines, larger installed customer bases, and greater brand name recognition. In addition, the Company competes with smaller PC manufacturers in local markets primarily on the basis of price.

Contract Manufacturing

     The Company's contract manufacturing operations compete with numerous domestic and offshore contract manufacturers, including a significant number of regional companies. In addition, the Company competes against in-house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers, including IBM and its subsidiaries, which also offer third party contract manufacturing services. The Company's contract manufacturing competitors include Avex Electronics, Inc., Benchmark Electronics,
Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., SCI Systems, Inc., and Solectron Corporation. Many of the Company's contract manufacturing competitors have substantially greater manufacturing, financial, and marketing resources devoted to contract operations than the Company.
Many of the Company's contract manufacturing customers also have manufacturing relationships with one or more of the Company's competitors.

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

     The Company has entered into various research and development cost-sharing contracts with the Advanced Research Projects Agency ("ARPA") aggregating approximately $20 million to pursue development of a flat panel field emission display, alternative semiconductor materials, and high density ferroelectric memory.

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

Employees

     As of August 31, 1995, Micron had 8,080 full-time employees, including approximately 5,900 in the semiconductor memory manufacturing operations, 1,400 in the PC operations, and 570 in the
contract manufacturing operations.   Employment levels can vary
depending on market conditions and the level of utilization of the Company's production, research, product and process development, and administrative support activities. Many of the Company's employees are highly-skilled and the Company's continued success will depend in part upon its ability to retain such employees. None of the Company's employees are represented by a labor organization, the Company has never had a work stoppage as a result of labor issues, and the Company considers relations with employees to be satisfactory.

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

     Tyler A. Lowrey joined Micron Technology, Inc., in July 1984 as a senior process engineer. In March 1986, he became a Process Research and Development/Device Group Manager and was promoted to Vice President, Process Research and Development, and Assistant Technical Officer in September 1986. In April 1990, he was named Vice President, Research and Development. Mr. Lowrey was appointed to the Board of Directors of Micron Technology, Inc., in August 1990. Mr. Lowrey served in these positions until July 1992, when he was elected to the Board of Directors of Micron Semiconductor, Inc. and named that company's Vice President, Chief Technical Officer. In September 1994, Mr. Lowrey was re-elected to the Board of Directors of Micron Technology, Inc., and named Vice Chairman and Chief Technical Officer for Micron Technology, Inc.

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

     The Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility in Lehi, Utah. This facility is expected to include wafer fabrication, assembly, test, facility support, and administration operations. The cost of the Utah facility is currently estimated to approximate $2.5 billion. Initial wafer fabrication is currently expected in late calendar 1996 with completion between three to five years. Market conditions for semiconductor memory products will effect how quickly the Lehi complex is ramped to full capacity.

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

Item 6. Selected Financial Data
(Amounts in millions, except for per share amounts)

                             1995      1994      1993      1992      1991
                          --------  --------    ------    ------    ------
Net sales                 $2,952.7  $1,628.6    $828.3    $506.3    $425.4
Gross margin               1,624.0     839.2     311.1     116.0      92.7
Operating income           1,296.5     620.1     165.9      13.7      11.8
Net income                   844.1     400.5     104.1       6.6       5.1
Fully diluted earnings
 per share                    3.90      1.90      0.51      0.03      0.03

Cash dividend declared
 per share                    0.15      0.06      0.01      0.01        --

Current assets             1,274.1     793.2     440.1     227.0     213.2
Property, plant, and
 equipment, net            1,385.6     663.5     437.8     396.3     389.3
Total assets               2,774.9   1,529.7     965.7     724.5     705.9
Current liabilities          604.8     274.2     210.8     106.1      98.0
Long-term debt               129.4     124.7      54.4      61.5      69.6
Shareholders' equity       1,896.2   1,049.3     639.5     511.2     494.8

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

     The Company's gross margin percentage in 1995 was slightly higher than that experienced in 1994 primarily as a result of a higher gross margin percentage on the Company's semiconductor memory products offset in part by the effects of a higher level of net sales of PC systems, which generally have considerably lower gross margins. The Company's gross margin percentage on semiconductor memory products increased to approximately 65% in 1995, compared to 57% and 39% in 1994 and 1993, respectively. The higher gross margin percentage for semiconductor memory products in 1995 was principally due to relatively stable selling prices for such products as compared to decreases in per unit manufacturing costs. Decreases in per unit manufacturing costs were principally due to the greater number of potential die per wafer achieved through transitions to shrink versions of existing products and shifts in the Company's mix of semiconductor memory products to a higher average density, improved manufacturing yields, and increased wafer output.

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

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 17th day of October, 1995.
                         MICRON TECHNOLOGY, INC.


                    By   /s/ Wilbur G. Stover, Jr.
                         --------------------------------------------
                         Wilbur G. Stover, Jr., Vice President,
                         Finance, Chief Financial Officer and
                         Corporate Secretary
                         (Principal Financial and Accounting Officer)