Form 10-Q
period 1995-11-30
MICRON TECHNOLOGY INC
filed 1995-12-20
CIK 723125

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 1995
                              ------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------------

Commission File Number:             1-10658
                       -------------------------------------------------



                          Micron Technology, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)





             Delaware                                  75-1618004
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


     8000 S. Federal Way, P.O. Box 6, Boise, Idaho          83707-0006
     -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (208) 368-4000
                                                       ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----      -----

     The number of outstanding shares of the registrant's Common
Stock as of December 14, 1995 was 207,004,357.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MICRON TECHNOLOGY, INC.

                    Consolidated Balance Sheets
        (Dollars in millions, except for par value amount)

                                            November 30,   August 31,
As of                                           1995         1995
---------------------------------------------------------------------
                                           (Unaudited)
ASSETS
Cash and equivalents                           $  172.8     $  128.1
Liquid investments                                434.2        427.7
Receivables                                       576.7        455.4
Inventories                                       266.3        204.8
Prepaid expenses                                   15.7          9.1
Deferred income taxes                              64.0         49.0
                                               --------     --------
  Total current assets                          1,529.7      1,274.1

Product and process technology, net                48.0         41.6
Property, plant, and equipment, net             1,834.3      1,385.6
Other assets                                       66.9         73.6
                                               --------     --------
  Total assets                                 $3,478.9     $2,774.9
                                               ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses          $  808.0     $  502.3
Deferred income                                    20.5         16.4
Equipment purchase contracts                       95.3         59.6
Current portion of long-term debt                  28.9         26.5
                                               --------     --------
  Total current liabilities                       952.7        604.8

Long-term debt                                    121.8        129.4
Deferred income taxes                             119.8         93.3
Other liabilities                                  57.2         51.2
                                               --------     --------
  Total liabilities                             1,251.5        878.7
                                               --------     --------

Commitments and contingencies

Common stock, $0.10 par value, authorized
  300.0 million shares, issued and
  outstanding 207.0 million and 206.4
  million shares, respectively                     20.7         20.6
Additional capital                                404.5        391.5
Retained earnings                               1,802.2      1,484.1
                                               --------     --------
  Total shareholders' equity                    2,227.4      1,896.2
                                               --------     --------
  Total liabilities and shareholders' equity   $3,478.9     $2,774.9
                                               ========     ========



See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)

                                            November 30,  December 1,
For the quarter ended                           1995          1994
---------------------------------------------------------------------
Net sales                                      $1,185.8     $  535.0
                                               --------     --------
Costs and expenses:
  Cost of goods sold                              538.1        224.5
  Selling, general, and administrative             76.4         38.2
  Research and development                         46.6         27.0
                                               --------     --------
     Total costs and expenses                     661.1        289.7
                                               --------     --------

Operating income                                  524.7        245.3
Interest income, net                                8.4          3.6
                                               --------     --------
Income before income taxes                        533.1        248.9

Income tax provision                              204.6         89.6
                                               --------     --------
Net income                                     $  328.5     $  159.3
                                               ========     ========


Earnings per share:
  Primary                                         $1.51        $0.76
  Fully diluted                                    1.51         0.75
Number of shares used in per share calculations:
  Primary                                         217.2        210.8
  Fully diluted                                   217.2        211.1


Cash dividend declared per share                  $0.05       $0.025

















See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Cash Flows
                       (Dollars in millions)
                            (Unaudited)




                                            November 30,  December 1,
For the quarter ended                           1995          1994
---------------------------------------------------------------------

CASH FLOWS OF OPERATING ACTIVITIES
Net income                                     $  328.5     $  159.3
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                  73.2         41.7
     Increase in receivables                     (121.2)       (48.3)
     Increase in inventories                      (61.4)       (21.6)
     Increase in accounts payable and
       accrued expenses                           304.6        103.1
     Other                                         11.7          1.8
                                               --------     --------
Net cash provided by operating activities         535.4        236.0
                                               --------     --------

CASH FLOWS OF INVESTING ACTIVITIES
Purchase of held to maturity securities          (184.5)      (143.6)
Proceeds from sales and maturities of
  securities                                      179.1         77.5
Expenditures for property, plant, and
  equipment                                      (426.7)       (90.8)
Other                                              (3.9)         4.1
                                               --------     --------
Net cash used for investing activities           (436.0)      (152.8)
                                               --------     --------

CASH FLOWS OF FINANCING ACTIVITIES
Payments on equipment purchase contracts          (55.1)       (42.4)
Repayments of debt                                 (6.6)       (14.7)
Proceeds from issuance of debt                       --         38.0
Other                                               7.0         (4.0)
                                               --------     --------
Net cash used for financing activities            (54.7)       (23.1)
                                               --------     --------

Net increase in cash and equivalents               44.7         60.1
Cash and equivalents at beginning of period       128.1         78.4
                                               --------     --------
Cash and equivalents at end of period          $  172.8     $  138.5
                                               ========     ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                         $  (44.1)    $  (25.3)
Interest paid                                      (2.3)        (2.0)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable
    and capital leases                             90.8         36.2






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


  This report on Form 10-Q for the quarter ended November 30, 1995, should be read in conjunction with the Company's Annual
Report to Shareholders and/or Form 10-K for the year ended August
31, 1995.



2. Receivables                              November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Trade receivables                           $  583.7     $  457.4
   Other                                           15.2         14.6
   Allowance for returns and discounts            (13.5)        (9.2)
   Allowance for doubtful accounts                 (8.7)        (7.4)
                                               --------     --------
                                               $  576.7     $  455.4
                                               ========     ========


3. Inventories                              November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Finished goods                              $   28.2     $   17.8
   Work in progress                               130.7         99.1
   Raw materials and supplies                     107.4         87.9
                                               --------     --------
                                               $  266.3     $  204.8
                                               ========     ========


4. Product and process technology, net      November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Product and process technology, at cost     $  161.2     $  152.3
   Less accumulated amortization                 (113.2)      (110.7)
                                               --------     --------
                                               $   48.0     $   41.6
                                               ========     ========


5. Property, plant, and equipment, net      November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Land                                        $   36.2     $   34.4
   Buildings                                      477.5        392.0
   Machinery and equipment                      1,579.4      1,338.4
   Construction in progress                       439.0        259.2
                                               --------     --------
                                                2,532.1      2,024.0
   Less accumulated depreciation and
    amortization                                 (697.8)      (638.4)
                                               --------     --------
                                               $1,834.3     $1,385.6
                                               ========     ========

6. Accounts payable and accrued expenses    November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Accounts payable                            $  290.6     $  193.2
   Salaries, wages, and benefits                  103.0        103.2
   Dividends payable                               10.3           --
   Product and process technology                 133.6         91.5
   Income taxes payable                           216.6         72.7
   Other                                           53.9         41.7
                                               --------     --------
                                               $  808.0     $  502.3
                                               ========     ========


7. Long-term debt                           November 30,   August 31,
                                                1995         1995
---------------------------------------------------------------------
   Notes payable in periodic installments
     through July 2015, weighted average
     interest rate of 6.74% and 6.82%,
     respectively                              $   84.5     $   89.3

   Noninterest bearing obligations, $19.8
     million due June 1997, $3 million due
     October 1997, and $20.5 million due
     December 1997, weighted average
     imputed interest rate of 6.85%                38.5         37.8

   Notes payable, due at maturity ranging
     from December 1996 to December 1997,
     weighted average interest rate of 5.30%
     and 5.49%, respectively                       20.0         20.0

   Capitalized lease obligations payable in
     monthly installments through April 1998,
     weighted average interest rate of
     7.87% and 8.94%, respectively                  7.7          8.8
                                               --------     --------
                                                  150.7        155.9
   Less current portion                           (28.9)       (26.5)
                                               --------     --------
                                               $  121.8     $  129.4
                                               ========     ========


8. Earnings per share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. Per share amounts for the first quarter of fiscal 1995 have been restated to reflect retroactively a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995.

9. Income taxes

  The estimated effective income tax rate for the fiscal 1996 is 38.4%. The effective income tax rate principally reflects the statutory corporate income tax rate and the net effect of state taxation.

10. Commitments

  As of November 30, 1995, the Company had commitments extending into fiscal 1998 of approximately $865 million for equipment purchases and $80 million for the construction of buildings.


11. Contingencies

  Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company had various product and process technology agreements expire in calendar 1995 and is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

  The Company is a party to various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  All period references are to the Company's fiscal periods ended November 30, 1995, and December 1, 1994, unless otherwise indicated. Share and per share amounts for the first quarter of 1995 have been restated to reflect a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in millions.

  Net income for the first quarter of 1996 was $328 million, or $1.51 per fully diluted share, on net sales of $1,186 million. For the first quarter of 1995 net income was $159 million, or $0.75 per fully diluted share, on net sales of $535 million.

  The Company's higher level of net income and net sales in the first quarter of 1996 resulted primarily from a substantial increase in volume of semiconductor memory sold, favorable market conditions and lower manufacturing costs per unit for the Company's primary semiconductor memory products, and a higher level of sales of PC systems. Average selling prices for the Company's primary semiconductor memory products have been relatively stable for approximately the past three and-a-half years. Customer demand for semiconductor memory continues to increase. However, in recent weeks, the industry has experienced downward pressure on prices for DRAM products. Based on negotiations with certain major customers, the Company believes pricing for memory products delivered in the first calendar quarter of 1996 is likely to be modestly lower than for comparable deliveries in the first fiscal quarter of 1996. A substantial decrease in average selling prices for the Company's memory products would have a material adverse effect on the Company's results of operations.

  The Company's product and process technology cross-license agreements with Motorola, Inc., and IBM expired on June 30, 1995 and November 1, 1995, respectively. Failure to renew license agreements could result in litigation, and its attendant cost and diversion of resources, and could also result in material changes in the Company's production processes or products. Any such litigation or changes could have a material adverse effect on the Company's results of operations.

  Substantially all of the Company's near-term cash flows from operations is expected to be dedicated to capacity improvement programs. The Company is evaluating debt financing as a source of additional funds that may be needed for timely completion of these projects. Should the Company be unable to obtain financing on acceptable terms, the Company's expansion and capital improvement programs as currently scheduled could be significantly delayed.

Results of Operations

Net Sales

  The following table presents the Company's net sales by related products or services. The value of the Company's semiconductor memory products included in PC systems and other products is included in the caption "Semiconductor memory products". The caption "Other" includes revenue from contract manufacturing and module assembly services, construction management services, government contracts, and licensing fees.

                                                First Quarter
                                       -----------------------------
                                           1996     Change      1995
                                       -----------------------------
Semiconductor memory products          $  884.5      90.5%  $  464.3
Personal computer systems                 219.1     394.6%      44.3
Other                                      82.2     211.4%      26.4
                                       --------             --------
  Total sales                          $1,185.8     121.6%  $  535.0
                                       ========             ========

  The substantial increase in net sales in the first quarter of 1996 compared to the first quarter of 1995 was principally due to increased production and favorable market conditions for the Company's semiconductor memory products, in particular the 4 Meg DRAM, and, to a lesser extent, a higher level of sales of PC systems. The volume of semiconductor memory sold, as measured in megabits, more than doubled in the first quarter of 1996 compared to the first quarter of 1995 and increased approximately 29% compared to the fourth quarter of 1995. The increase in volume of semiconductor memory sold was principally due to transitions to successive shrink versions of existing memory products, particularly the 4 Meg DRAM, and increased wafer output. In addition, the higher volume of semiconductor memory was also a result of a transition to a product mix with a slightly higher average density without a corresponding decrease in throughput.

  Prices for the Company's primary semiconductor memory products remained relatively stable for approximately the past three and-a-half years, which represented a deviation from the historical long-term trend of declining DRAM prices per megabit. Customer demand for semiconductor memory products continues to increase. However, in recent weeks the industry has experienced downward pressure on pricing for DRAM products. Based on negotiations with certain major customers, the Company believes pricing for memory products delivered in the first calendar quarter of 1996 is likely to be modestly lower than for comparable deliveries in the first fiscal quarter of 1996. The Company is unable to predict when a combination of product shrinks, yield improvements, and capacity expansions will allow world-wide supply to equal or exceed demand, or to predict changes in demand and quantify the effects on pricing for the Company's products. A shift in the relationship between supply and demand resulting in increased downward pressure on prices for the Company's products would have a material adverse effect on the Company's results of operations.

  The 4 Meg DRAM comprised approximately 87% of sales of semiconductor memory products in the first quarter of 1996.
Sales of SRAM products were higher in the first quarter of 1996 compared to the first quarter of 1995, but declined as a percentage of the net sales of semiconductor memory products to approximately 5% in the first quarter of 1996 due to the Company's production emphasis on the 4 Meg DRAM. SRAM sales were approximately 8% of the net sales of semiconductor products in the first quarter of 1995.

  Sales of PC systems, excluding the value of the Company's semiconductor memory included therein, increased to approximately 18% of the Company's total net sales for the first quarter of 1996 from approximately 8% in the first quarter of 1995. The significant increase in unit sales of Micron brand PC systems in the first quarter of 1996 compared to the first quarter of 1995 resulted primarily from a significant increase in direct unit sales of Micron brand PC systems and an increase in government unit sales. The increase in direct unit sales of Micron brand
PC systems was principally a result of enhanced name recognition and market acceptance of Micron brand PC systems. Enhanced name recognition and market acceptance resulted primarily from the receipt of a number of awards from computer trade magazines relating to the performance characteristics of Micron brand PC systems and to the Company's service and support functions. In the event the Company is unsuccessful in winning awards from computer trade magazines in the future, consumer interest in its PC systems could decline materially. In general, sales of Micron and ZEOS brand PC systems benefited from continued strong demand in the market for PC products during both periods reported. Slightly higher overall average selling prices of the Company's PC systems in the first quarter of 1996 compared to the first quarter of 1995 resulted primarily from the shift to PC systems with higher speed microprocessors and increased demand for PC systems with greater amounts of main memory.


                                                First Quarter
                                       -----------------------------
                                           1996     Change      1995
                                       -----------------------------
Cost of goods sold                     $  538.1     139.7%  $  224.5
  Gross margin %                          54.6%                58.0%

  The Company's gross margin percentage was lower in the first quarter of 1996 than in the first quarter of 1995 primarily as a result of the effect of the increased sales of PC systems which generally have a lower gross margin percentage compared to the balance of the Company's products. The Company's gross margin percentage on sales of semiconductor memory products increased to approximately 70% in the first quarter of 1996, compared to approximately 68% and 64% for the fourth quarter and first quarter of 1995, respectively. The Company's gross margin percentage on sales of PC systems remained fairly stable in the first quarter of 1996 compared to fourth the quarter of 1995. The higher gross margin percentage for semiconductor memory products in the first quarter of 1996 was principally due to relatively stable selling prices for such products and decreased per unit manufacturing costs. Decreases in per unit manufacturing costs were principally due to transitions to shrink versions of existing products, which have a greater number of potential die per wafer, and increased wafer output. In addition, the higher volume of semiconductor memory was also a result of a transition to a product mix with a slightly higher average density without a corresponding decrease in throughput.

  The Company limited production of its 16 Meg DRAM in the first quarter of 1996 to a level only sufficient to continue development of process efficiencies. The Company continued to maximize its production of the 4 Meg DRAM, which is currently the most profitable product offered by the Company. The Company believes the market transition to the 16 Meg DRAM as the primary DRAM product will be largely driven by the timing of increases in demand for main memory in PC systems, which the Company is unable to predict. The Company's transition to the 16 Meg DRAM as its principal memory product could have a negative impact on the Company's results of operations.

  The Company's gross margin percentage for PC systems remained relatively stable in the first quarter of 1996 compared to both the first quarter and fourth quarter of 1995. The Company continues to experience significant pressure on its gross margin percentage realized for sales of PC systems as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. Many of the Company's competitors have substantial resources and purchasing power relative to those which the Company has dedicated to its PC operations. Although the Company has begun to realize reduction in costs of raw materials for PC systems in recent periods, the Company's gross margin percentage on sales of PC systems continues to be lower than those of its primary PC competitors. In the event that sales of PC systems continue to increase as a percentage of total net sales, the Company's overall gross margin percentage will be adversely affected.

  Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. Charges for product and process technology remained fairly constant as a percentage of net sales in the first quarter of 1996 compared to both the first quarter of 1995 and the fourth quarter of 1995. Future product and process technology charges may fluctuate in absolute dollars and as a percentage of net sales, however, as a result of claims that may be asserted in the future, and as a result of future license arrangement. See "Certain Factors."


                                                First Quarter
                                       -----------------------------
                                           1996     Change      1995
                                       -----------------------------
Selling, general, and administrative   $   76.4     100.0%  $   38.2
as a % of net sales                        6.4%                 7.1%

  The higher level of selling, general, and administrative expenses during the first quarter of 1996 as compared to the first quarter of 1995 resulted primarily from personnel costs associated with the administrative and information systems support for the Company's ongoing expansion plans and the Company's profit sharing programs, and the higher level of advertising and credit card processing fees associated with the increased sales of PC systems.

                                                First Quarter
                                       -----------------------------
                                           1996     Change      1995
                                       -----------------------------
Research and development               $   46.6      72.6%  $   27.0
as a % of net sales                        3.9%                 5.0%

  Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. Research and development efforts in the first quarter of 1996 were focused primarily on further development of 16 Meg and 4 Meg DRAM shrinks, and 32K x 36 synchronous SRAM and design and development of next generation
DRAM densities. The Company expects research and development expenses in the remainder of 1996 to be higher than comparable periods in 1995 as additional resources are dedicated to the development of 16 Meg and 4 Meg DRAM shrinks, design and development of next generation DRAM densities, and new technologies including radio frequency identification systems, non-volatile semiconductor memory devices, and field emission flat panel displays.


                                                First Quarter
                                       -----------------------------
                                           1996     Change      1995
                                       -----------------------------
Income tax provision                   $  204.6     128.3%  $   89.6

  The effective income tax rate for the first quarter of 1996 of 38.4% represents a slight increase compared to the 37.5% rate for fiscal 1995 principally due to a change in the mix of sales among taxing jurisdictions and the decreased effect of state tax credits. The effective tax rate for the first quarter of 1995 was 36.0%.

Liquidity and Capital Resources

  The Company had cash and liquid investments of $607 million as of November 30, 1995, representing an increase of $51 million during the first quarter of 1996. While cash and liquid investments have generally increased since the fourth quarter of fiscal 1992, the Company expects such balances to decline significantly as funds are required for the Company's capital improvement programs and to support the Company's growth. The Company's principal sources of liquidity during the first quarter of 1996 were cash flows from operations of $535 million and equipment financing of $91 million. The principal uses of funds in the first quarter of 1996 were $518 million for property, plant, and equipment, $55 million for repayments of equipment contracts, and $7 million for payments on long-term debt.

  The Company paid a $0.05 per share cash dividend on December 1, 1995, aggregating approximately $10 million to shareholders of record on November 10, 1995.

  As of November, 30, 1995, the Company had contractual commitments extending through calendar 1998 of approximately $865 million for equipment purchases and approximately $80 million for the construction of facilities. The Company believes continuing investments in manufacturing technology, facilities and equipment, research and development, and product and process technology are necessary to support growth, achieve operating efficiencies, and enhance product quality.

  The Company periodically evaluates various alternatives to improve and expand its production capacity and evaluates opportunities for product diversification. The Company's current expansion and capital improvement projects, including the Utah manufacturing facility and the conversion of the Boise Fabs to process 8-inch wafers, are currently estimated to aggregate approximately $4 billion in remaining cash outlays, the majority of which is expected to be incurred prior to the end of fiscal 1997. Substantially all of the Company's near-term cash flow from operations is expected to be dedicated to capacity improvement programs. The Company is evaluating debt financing as a source of additional funds that may be needed for timely completion of these projects. Should the Company be unable to obtain financing on acceptable terms, the Company's expansion and capital improvement programs as currently scheduled could be significantly delayed. There can be no assurance that the expansion and capital improvement programs will be completed as currently scheduled or within current cost estimates.


Certain Factors

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The Company and many of its competitors are adding new facilities designed to process 8-inch wafers, which have approximately 84% greater usable surface area than 6-inch wafers. The amount of capacity to be placed into production and future yield improvements by these competitors would dramatically increase world-wide supply of semiconductor memory. Excess supply of semiconductor memory, or currency fluctuation resulting in a strengthening dollar against the yen, could result in downward pricing pressure on the Company's products. A decline in product pricing would have a material adverse effect on the Company's results of operations.

  DRAMs are the most widely used semiconductor memory component in most PC systems. Approximately 64% of the Company's sales of semiconductor memory products during the first quarter of 1995 were directly into the personal computer or peripheral markets. Demand for semiconductor memory products, and DRAMs in particular, has grown in recent periods fueled primarily by growth in the personal computer industry. In addition to an increased sales volume of PC systems, most PC systems are being shipped with greater amounts of memory, principally as a result of more powerful microprocessors, more memory-intensive software applications, and enhanced system architectures. Should the demand for PC systems decrease, a corresponding decrease in demand for semiconductor memory products would also occur, which would likely have a material adverse effect on the Company's results of operations.

  The Company had previously anticipated Fab III to be substantially converted to 8-inch wafer processing by the end of calendar 1995. While considerable progress has been made, the Company does not expect substantial conversion of Fab III before the middle of fiscal 1996. Conversion requires expansion of portions of the Company's facilities and modifications, enhancements, or replacement of a significant portion of the Company's wafer processing equipment. There can be no assurance that the Company will not experience an interruption of its manufacturing process or experience decreased manufacturing yields as a result of the conversion. An interruption of the manufacturing process or decreased manufacturing yields could have a material adverse effect on the Company's results of operations.

  The manufacture of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. From time to time, the Company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices, such as the 16 Meg DRAM, to commercial volumes. The Company's net sales and operating results are highly dependent on increasing yields at an acceptable rate and to an acceptable level, of which there can be no assurance. Future results of operations may be adversely impacted if the Company is unable to transition to future generation products in a timely fashion or at gross margin rates comparable to the Company's current primary products.

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

  The Company's product and process technology cross-license agreements with Motorola, Inc., and IBM expired on June 30, 1995, and November 1, 1995, respectively, and the agreement with AT&T expires in December 1996. Failure to renew license agreements could result in litigation, and its attendant cost and diversion of resources, and could also result in material changes in the Company's production processes. Any such litigation or changes could have a material adverse effect on the Company's results of operations.

  In June 1995, the Company began construction of an additional manufacturing facility in Utah which represents a significant capital investment by the Company. While the Company has at times conducted certain assembly and test operations at sites remote to its primary manufacturing operation, the Utah facility will be the Company's first remote fabrication facility. The success of the Utah operation will largely depend on the Company's ability to achieve manufacturing efficiencies comparable to those of the Boise facility, of which there can be no assurance. In addition to the hiring needs of the expansion plan at the Boise site, it is anticipated that the Utah site will employ approximately 3,500 full-time employees. The inability of the Company to retain a qualified work force or to locate and hire qualified candidates or failure of the Utah facility to achieve manufacturing efficiencies comparable to the Boise facility would have a negative affect on existing operations.

                    Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


(a) The following are filed as a part of this report:

  Exhibit                                                     Page
  Number  Description of Exhibit                             Number
  ------- -------------------------------------------------- ------
    11    Computation of per share earnings for the quarters
          ended November 30, 1995 and December 1, 1994         15


(b) The registrant did not file any reports on Form 8-K during the quarter ended November 30, 1995.

                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              ----------------------------------
                              (Registrant)




Dated:  December 20, 1995     /s/ Wilbur G. Stover, Jr.
                              ----------------------------------
                              Wilbur G. Stover, Jr. Vice
                              President, Finance, and Chief
                              Financial Officer (Principal
                              Financial and Accounting Officer)