Form 10-Q
period 1996-02-29
MICRON TECHNOLOGY INC
filed 1996-03-26
CIK 723125

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 29, 1996
                              ------------------------------------------
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

     The number of outstanding shares of the registrant's Common
Stock as of March 19, 1996 was 207,806,486.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MICRON TECHNOLOGY, INC.

                    Consolidated Balance Sheets
        (Dollars in millions, except for par value amount)

                                           (Unaudited)
                                           February 29,     August 31,
As of                                          1996           1995
----------------------------------------------------------------------
ASSETS
Cash and equivalents                          $  387.2       $  128.1
Liquid investments                                10.5          427.7
Receivables                                      419.1          455.4
Inventories                                      294.2          204.8
Prepaid expenses                                  17.3            9.1
Deferred income taxes                             85.0           49.0
                                              --------       --------
  Total current assets                         1,213.3        1,274.1

Product and process technology, net               46.9           41.6
Property, plant, and equipment, net            2,319.1        1,385.6
Other assets                                      62.6           73.6
                                              --------       --------
  Total assets                                $3,641.9       $2,774.9
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses         $  497.8       $  502.3
Short-term debt                                  200.0             --
Deferred income                                   20.2           16.4
Equipment purchase contracts                      98.7           59.6
Current portion of long-term debt                 33.1           26.5
                                              --------       --------
  Total current liabilities                      849.8          604.8

Long-term debt                                   143.7          129.4
Deferred income taxes                            131.0           93.3
Long-term product and process technology          47.9            3.6
Other liabilities                                 55.8           47.6
                                              --------       --------
  Total liabilities                            1,228.2          878.7
                                              --------       --------

Commitments and contingencies

Common stock, $0.10 par value, authorized
  1.0 billion shares, issued and outstanding
  207.7 million and 206.4 million shares,
  respectively                                    20.8           20.6
Additional capital                               412.8          391.5
Retained earnings                              1,980.1        1,484.1
                                              --------       --------
  Total shareholders' equity                   2,413.7        1,896.2
                                              --------       --------
  Total liabilities and shareholders' equity  $3,641.9       $2,774.9
                                              ========       ========

See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)

                                           February 29,     August 31,
For the quarter ended                          1996           1995
----------------------------------------------------------------------
Net sales                                     $  996.5       $  628.5
                                              --------       --------
Costs and expenses:
  Cost of goods sold                             552.1          267.5
  Selling, general, and administrative            70.4           39.0
  Research and development                        48.0           28.9
  Restructuring charge                            29.9             --
                                              --------       --------
     Total costs and expenses                    700.4          335.4
                                              --------       --------

Operating income                                 296.1          293.1
Interest income, net                               4.4            6.5
                                              --------       --------
Income before income taxes                       300.5          299.6

Income tax provision                             112.3          116.1
                                              --------       --------
Net income                                    $  188.2       $  183.5
                                              ========       ========


Earnings per share:
  Primary                                        $0.87          $0.86
  Fully diluted                                   0.87           0.86
Number of shares used in per share calculations:
  Primary                                        215.2          212.8
  Fully diluted                                  215.2          214.3


Cash dividend declared per share                 $0.05         $0.025











See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)



                                           February 29,     August 31,
For the six months ended                       1996           1995
----------------------------------------------------------------------
Net sales                                     $2,182.3       $1,163.5
                                              --------       --------
Costs and expenses:
  Cost of goods sold                           1,090.2          492.0
  Selling, general, and administrative           146.8           77.2
  Research and development                        94.6           55.9
  Restructuring charge                            29.9             --
                                              --------       --------
     Total costs and expenses                  1,361.5          625.1
                                              --------       --------

Operating income                                 820.8          538.4
Interest income, net                              12.8           10.1
                                              --------       --------
Income before income taxes                       833.6          548.5

Income tax provision                             316.9          205.7
                                              --------       --------
Net income                                    $  516.7       $  342.8
                                              ========       ========


Earnings per share:
  Primary                                        $2.39          $1.62
  Fully diluted                                   2.39           1.61
Number of shares used in per share calculations:
  Primary                                        216.4          211.6
  Fully diluted                                  216.4          213.6


Cash dividend declared per share                 $0.10          $0.05










See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Cash Flows
                       (Dollars in millions)
                            (Unaudited)

                                           February 29,       March 2,
For the six months ended                       1996            1995
----------------------------------------------------------------------
CASH FLOWS OF OPERATING ACTIVITIES
Net income                                    $  516.7       $  342.8
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                163.5           86.6
     Restructuring charge                         29.9             --
     Decrease (increase) in receivables           36.0          (30.4)
     Increase in inventories                    (103.8)         (41.7)
     Increase in accounts payable and accrued
       expenses                                    1.0           38.4
     Increase in long-term product and
       process rights                             37.0            0.8
     Other                                        13.2           15.8
                                              --------       --------
Net cash provided by operating activities        693.5          412.3
                                              --------       --------

CASH FLOWS OF INVESTING ACTIVITIES
Purchase of held to maturity securities         (184.5)        (420.6)
Proceeds from sales and maturities of
  securities                                     603.4          281.8
Expenditures for property, plant, and equipment (950.1)        (242.7)
Other                                             (3.5)           9.2
                                              --------       --------
Net cash used for investing activities          (534.7)        (372.3)
                                              --------       --------

CASH FLOWS OF FINANCING ACTIVITIES
Payments on equipment purchase contracts        (112.0)         (71.1)
Proceeds from issuance of debt                   233.1           59.7
Repayments of debt                               (14.0)         (21.0)
Proceeds from issuance of common stock            13.3            8.6
Payment of dividends                             (20.7)         (10.2)
Other                                              0.6           (2.9)
                                              --------       --------
Net cash provided by (used for) financing
  activities                                     100.3          (36.9)
                                              --------       --------

Net increase in cash and equivalents             259.1            3.1
Cash and equivalents at beginning of period      128.1           78.4
                                              --------       --------
Cash and equivalents at end of period         $  387.2       $   81.5
                                              ========       ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                        $ (416.7)      $ (214.8)
Interest paid                                     (4.1)          (4.5)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable
    and capital leases                           151.2           62.8




See accompanying notes to consolidated financial statements.

            Notes to Consolidated Financial Statements
        (All tabular dollar amounts are stated in millions)


1.   Unaudited Interim Financial Statements

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. The Company recognized a $29.9 million pre-tax restructuring charge resulting from the decisions by its approximately 80% owned subsidiary, Micron Electronics, Inc., to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota in the second quarter of 1996.

  The Company reclassified held-to-maturity liquid investment securities with an amortized cost of $151 million to available-for-sale concurrent with the Company's adoption of the Federal Accounting Standards Board's special report on implementing Statement 115 "Accounting for Certain Investments in Debt and Equity Securities".

  This report on Form 10-Q for the quarter ended February 29, 1996, should be read in conjunction with the Company's Annual
Report to Shareholders and/or Form 10-K for the year ended August
31, 1995.

2.   Receivables                           February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Trade receivables                           $  388.9       $  457.4
  Income taxes recoverable                        51.3             --
  Other                                           14.1           14.6
  Allowance for returns and discounts            (26.7)          (9.2)
  Allowance for doubtful accounts                 (8.5)          (7.4)
                                              --------       --------
                                              $  419.1       $  455.4
                                              ========       ========


3.   Inventories                           February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Finished goods                              $   63.8       $   17.8
  Work in progress                               135.9           99.1
  Raw materials and supplies                      94.5           87.9
                                              --------       --------
                                              $  294.2       $  204.8
                                              ========       ========


4.   Product and process technology, net   February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Product and process technology, at cost     $  163.1       $  152.3
  Less accumulated amortization                 (116.2)        (110.7)
                                              --------       --------
                                              $   46.9       $   41.6
                                              ========       ========


5.   Property, plant, and equipment, net   February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Land                                        $   36.2       $   34.4
  Buildings                                      540.6          392.0
  Machinery and equipment                      1,798.8        1,338.4
  Construction in progress                       663.3          259.2
                                              --------       --------
                                               3,038.9        2,024.0
  Less accumulated depreciation and
    amortization                                (719.8)        (638.4)
                                              --------       --------
                                              $2,319.1       $1,385.6
                                              ========       ========

6.   Accounts payable and accrued expenses February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Accounts payable                            $  227.0       $  193.2
  Salaries, wages, and benefits                   92.6          103.2
  Product and process technology                 101.6           91.5
  Income taxes payable                            10.9           72.7
  Other                                           65.7           41.7
                                              --------       --------
                                              $  497.8       $  502.3
                                              ========       ========


7.   Short-term debt

  The Company has a temporary revolving credit facility expiring on May 12, 1996 that provides for borrowings up to $250 million. The interest rate on borrowed funds is based on various pricing options and was 6.80% on the $200 million outstanding under the facility as of February 29, 1996.


8.   Long-term debt                        February 29,     August 31,
                                               1996           1995
----------------------------------------------------------------------
  Notes payable in periodic installments
     through July 2015, weighted average
     interest rate of 6.65% and 6.82%,
     respectively                             $  107.9       $   89.3

  Noninterest bearing obligations, $19.8
     million due June 1997, $3 million due
     October 1997, and $20.5 million due
     December 1997, weighted average imputed
     interest rate of 6.86%, and 6.85%,
     respectively.                                39.1           37.8

  Notes payable, due at maturity, ranging
     from December 1996 to June 1998, weighted
     average interest rate of 5.01% and 5.49%,
     respectively                                 23.0           20.0

  Capitalized lease obligations payable in
     monthly installments through April 1998,
     weighted average interest rate of 7.83%
     and 8.94%, respectively                       6.8            8.8
                                              --------       --------
                                                 176.8          155.9
  Less current portion                           (33.1)         (26.5)
                                              --------       --------
                                              $  143.7       $  129.4
                                              ========       ========


9.   Earnings per share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect. Per share amounts for the second quarter of fiscal 1995 have been restated to reflect retroactively a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995.

10.  Income taxes

  The estimated effective income tax rate for fiscal year 1996 of 38.0% principally reflects the statutory federal corporate income tax rate and the net effect of state taxation.


11.  Commitments

  As of February 29, 1996, the Company had commitments extending into fiscal 1998 of approximately $505 million for equipment purchases and $44 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to cancellation fees in excess of $100 million.


12.  Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Certain Factors".

Overview

  All period references are to the Company's fiscal periods ended February 29, 1996, November 30, 1995, and March 2, 1995, unless otherwise indicated. Share and per share amounts for the first quarter and first six months of 1995 have been restated to reflect a 2 for 1 stock split effected in the form of a stock dividend to shareholders of record on May 4, 1995. Quarterly financial results may not be indicative of the financial results for any future period. All tabular dollar amounts are stated in millions.

  Net income for the second quarter of 1996 was $188 million, or $0.87 per fully diluted share, on net sales of $997 million compared to net income of $184 million, or $0.86 per fully-diluted share, on net sales of $629 million for the second quarter of 1995. For the first six months of 1996, net income was $517 million, or $2.39 per fully-diluted share, on net sales of $2,182 million compared to net income of $343 million, or $1.61 per fully-diluted share, on net sales of $1,164 million for the first six months of 1995. The Company previously reported net sales of $1,186 million and net income of $329, or $1.51 per fully diluted share, for its first quarter of 1996.

  The principal cause of the decline in net sales and net income for the second quarter compared to the first quarter of 1996 was the significantly lower average selling prices of semiconductor memory products, partially offset by the relatively higher level of net sales of the Company's Micron brand PC systems. The volume of semiconductor memory sold in the second quarter dropped approximately 12% compared to the first quarter of 1996 as finished goods inventory increased resulting in part from changes in the Company's major customers' purchasing and inventory management strategies, and due to a slight decrease in production of semiconductor memory. The production decline was principally a result of inefficiencies encountered in the conversion of Fab III to 8-inch wafer processing. The Company has completed the 8-inch wafer start conversion of Fab III and recently began converting wafer starts in Fab I/II. While completion of the conversion of Fab I/II is conditioned upon market conditions for semiconductor memory products, such completion is anticipated prior to the end of calendar 1996. Due to customer demand, the Company has accelerated its transition from the relatively mature 4 Meg DRAM to the 16 Meg DRAM.

  Results of the second quarter were also adversely affected by a one-time $29.9 million pre-tax restructuring charge resulting from the decisions by its approximately 80% owned subsidiary, Micron Electronics, Inc., to discontinue sales of ZEOS brand
PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced second quarter fully diluted earnings per share by $0.09.

Results of Operations

                                        Second Quarter                     Six Months Ended
                               -------------------------------   -----------------------------------
                                   1996     Change        1995       1996     Change            1995
                               -------------------------------   -----------------------------------
Net Sales                      $  996.5      58.6%    $  628.5   $2,182.3      87.6%        $1,163.5


                                        Second Quarter                     Six Months Ended
                               -------------------------------   -----------------------------------
                                    1996             1995               1996               1995
                               --------------   --------------   ----------------   ----------------
                               Net Sales  %     Net Sales  %     Net Sales    %     Net Sales    %
                               --------------   --------------   ----------------   ----------------
Semiconductor memory products  $646.0   64.8%   $523.7   83.3%   $1,515.4   69.4%   $  988.0   84.9%
Personal computer systems       264.9   26.6%     73.1   11.6%      499.0   22.9%      117.4   10.1%
Other                            85.6    8.6%     31.7    5.1%      167.9    7.7%       58.1    5.0%
                               ------  -----    ------  -----    --------  -----    --------  -----
  Total net sales              $996.5  100.0%   $628.5  100.0%   $2,182.3  100.0%   $1,163.5  100.0%
                               ======  =====    ======  =====    ========  =====    ========  =====

  The value of the Company's semiconductor memory products included in PC systems and other products is included under "Semiconductor memory products". "Other" includes revenue from contract manufacturing and module assembly services, construction management services, government contracts, and licensing fees.

  The substantial increase in net sales in the second quarter of 1996 compared to the second quarter of 1995 was principally due to a higher level of net sales of PC systems and the effects of a higher level of production of semiconductor memory products partially offset by generally lower average selling prices for such products. The Company's sales of semiconductor memory products in the second quarter of 1996 decreased approximately 12% compared to the first quarter of 1996.

  The volume of semiconductor memory produced in the second quarter decreased slightly compared to the first quarter of 1996 principally as a result of inefficiencies encountered in the conversion of Fab III to process 8-inch wafers. The Company has completed the 8-inch wafer start conversion of Fab III and recently began converting wafer starts in Fab I/II. While 8-inch wafers have approximately 84% greater usable surface area compared to 6-inch wafers, the Company's yields on 8-inch wafers were significantly lower in the second quarter of 1996 compared to its 6-inch wafers. In addition, wafer fabrication throughput decreased in the second quarter compared to the first quarter of 1996 principally due to the slightly increased processing time required for 8-inch wafers.

  The volume of semiconductor memory sold during the second quarter dropped approximately 12% compared to the first quarter of 1996 as finished goods inventory increased. During the second quarter of 1996, certain of the Company's major customers undertook efforts to reduce their component inventories. Such practices resulted in increased downward pressure on pricing for the Company's DRAM products due to the short-term shift in demand relative to supply for such products.

  The Company's average selling prices for semiconductor memory products during the second quarter decreased approximately 16% compared to the first quarter of 1996. Selling prices for the Company's semiconductor memory products were substantially lower in the latter portion of the second quarter compared to the average for the quarter. See "Certain Factors".

  The 4 Meg DRAM comprised approximately 91% of sales of semiconductor memory products in the second quarter of 1996.

  Sales of PC systems, excluding the value of the Company's semiconductor memory included therein, increased to approximately 27% of the Company's total net sales for the second quarter of 1996 from approximately 12% in the second quarter of 1995. Sales of PC systems were higher in 1996 primarily as a result of higher unit sales of Micron brand PC systems and higher sales under government contract, offset in part by a decline in the unit sales of ZEOS brand PC systems. The increase in direct unit sales of Micron brand PC systems was principally a result of enhanced name recognition and market acceptance of such systems, which the Company attributes to the receipt of a number of awards from computer trade magazines relating to price and performance characteristics of such systems and the Company's service and support functions. In the event the Company is not successful in winning such awards in the future, consumer interest in its PC systems could decline materially. Slightly higher overall average selling prices of the Company's PC systems in the second quarter of 1996 compared to the second quarter of 1995 resulted primarily from the increased sales of Pentium microprocessor based PC systems.


                                        Second Quarter                  Six Months Ended
                               -------------------------------   ------------------------------
                                   1996     Change        1995       1996     Change       1995
                               -------------------------------   ------------------------------
Cost of goods sold             $  552.1     106.4%    $  267.5   $1,090.2     121.6%   $  492.0
Gross margin %                    44.6%                  57.4%      50.0%                 57.7%

  The Company's gross margin percentage was lower in the second quarter of 1996 than in the second quarter of 1995 primarily as a result of generally lower average selling prices on sales of semiconductor memory products and the effect of increased sales of PC systems which generally have a lower gross margin percentage compared to the balance of the Company's products.
The Company's gross margin percentage on sales of semiconductor memory products for the second quarter of 1996 was approximately 62% compared to approximately 64% in the second quarter of 1995, and 70% in the first quarter of 1996.

  The lower gross margin percentage on sales of the Company's semiconductor memory products during the second quarter compared to the first quarter of 1996 was principally due to a decrease in average selling prices for such products and inefficiencies encountered in the conversion of Fab III to process 8-inch wafers both partially offset by the effect of the Company's on-going transitions to shrink versions of existing memory products.

  The Company is accelerating the transition of its primary semiconductor memory products from the relatively mature 4 Meg DRAM to the 16 Meg DRAM. To date, only limited quantities of 16 Meg products have been produced. The Company's transition to the 16 Meg DRAM as its principal memory product could have a negative impact on the Company's results of operations. During prior periods in which the Company transitioned to new generation products, the Company's gross margin percentages were adversely affected.

  The Company's gross margin percentage on sales of PC systems declined in the second quarter of 1996 compared to both the first quarter of 1996 and the second quarter of 1995, primarily as a result of price reductions for certain PC system products and loss on disposition of certain excess component inventories. To a lesser extent, the decline in the second quarter of 1996 compared to the second quarter of 1995 was partially due to an increase in the number of lower priced units shipped under government contract.
The Company continues to experience significant pressure on its gross margin percentage realized for sales of PC systems as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. Many of the Company's competitors have substantial resources and purchasing power relative to those which the Company has dedicated to its PC operations. Although the Company has begun to realize reduction in costs of components for PC systems in recent periods, the Company's gross margin percentage on sales of PC systems continues to be lower than those of the Company's primary products. In the event that sales of PC systems continue to increase as a percentage of total net sales, the Company's overall gross margin percentage will be adversely affected.

  Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. Charges for product and process technology remained relatively constant as a percentage of net sales in the second quarter of 1996 compared to both the first quarter of 1996 and the second quarter of 1995. Future product and process technology charges may fluctuate in absolute dollars and as a percentage of net sales, however, as a result of claims that may be asserted in the future, and as a result of future license arrangement. See "Certain Factors."

                                        Second Quarter                  Six Months Ended
                               -------------------------------   ------------------------------
                                   1996     Change        1995       1996     Change       1995
                               -------------------------------   ------------------------------
Selling, general, and
  administrative               $   70.4      80.5%    $   39.0   $  146.8      90.2%   $   77.2
as a % of net sales                7.1%                   6.2%       6.7%                  6.6%

  The higher level of selling, general, and administrative expenses during the second quarter and first six months of 1996 as compared to comparable periods of 1995 resulted primarily from personnel costs and depreciation charges associated with the administrative and information systems support for the Company's ongoing expansion plans and the Company's profit sharing programs, a higher level of legal fees, and a higher level of advertising costs incurred in conjunction with the Company's increase in sales of PC systems.


                                        Second Quarter                  Six Months Ended
                               -------------------------------   ------------------------------
                                   1996     Change        1995       1996     Change       1995
                               -------------------------------   ------------------------------
Research and development       $   48.0      66.1%    $   28.9   $   94.6      69.2%   $   55.9
as a % of net sales                4.8%                   4.6%       4.3%                  4.8%

  Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. Research and development efforts in the second quarter of 1996 were focused primarily on further development of 16 Meg and 4 Meg DRAM shrinks, and design and development of non-volatile semiconductor memory devices, the 34K x 36 synchronous SRAM, and next generation DRAM densities. The Company expects research and development expenses in the remainder of 1996 to be higher than comparable periods in 1995 as additional resources are dedicated to the development of 16 Meg and 4 Meg DRAM shrinks, design and development of next generation DRAM densities, and new technologies including radio frequency identification systems, non-volatile semiconductor memory devices, and field emission flat panel displays.


                                        Second Quarter                  Six Months Ended
                               -------------------------------   ------------------------------
                                   1996     Change        1995       1996     Change       1995
                               -------------------------------   ------------------------------
Income tax provision           $  112.3      (3.3)%   $  116.1   $  316.9      54.1%   $  205.7

  The effective income tax rate for the first six months of 1996 of 38.0% represents a slight increase compared to the 37.5% rate for the prior fiscal year principally due to a change in the mix of sales among taxing jurisdictions and the decreased effect of state tax credits.

Liquidity and Capital Resources

  The Company had cash and liquid investments of $398 million as of February 29, 1996, representing a decrease of $158 million during the first six months of 1996. The Company's principal sources of liquidity during the first six months of 1996 were cash flows from operations of $694 million, borrowings under the Company's bank credit agreement of $200 million, and equipment financing of $151 million. The principal uses of funds in the first six months of 1996 were $1,101 million for property, plant, and equipment, $126 million for repayments of equipment contracts and long-term debt.

  During the second quarter of 1996, the Company entered into a temporary revolving credit facility expiring on May 12, 1996 which provides for borrowings up to $250 million. As of February 29, 1996, the Company had borrowings outstanding under the facility of $200 million. The Company is negotiating with a syndicate of banks to provide a credit agreement with aggregate borrowings of $500 million to replace the current $250 million temporary credit facility. There can be no assurance the Company will be able to negotiate terms of the financing agreement acceptable to the Company, or that the Company will be able to borrow the maximum amount available under the agreement due to expected limitations on the borrowing base and certain financial covenants. Depending on overall market conditions, the Company may pursue debt or equity financing. The inability of the Company to obtain financing on acceptable terms could significantly delay or reduce in scope the Company's capacity enhancement program and may necessitate changes in operations which could have the effect of limiting production capacity.

  The Company's ability to invest in its capacity enhancement program is also largely dependent on the Company's ability to generate cash flows from its operations. Cash flow from operations for the second quarter of 1996 was lower than cash flow from operations for the first quarter of 1996 resulting from a combination of lower volumes of semiconductor memory sold, and lower overall average selling prices for semiconductor memory products. Cash flow from operations is primarily influenced by average selling prices and variable cost per part for the Company's semiconductor memory products. The semiconductor memory industry has recently experienced, and may continue to experience, downward pressure on selling prices for DRAM products. Future declines in selling prices for DRAM products will further erode the Company's ability to fund capital expenditures.

  Completion of the Company's semiconductor memory manufacturing facility in Lehi, Utah, has been placed on indefinite hold following completion of the exterior of the facility. The Company's conversion of Fab I/II to process 8-inch wafers and expansion of the Boise facility capacity beyond existing levels, while currently proceeding, are conditioned upon future market conditions which the Company cannot predict. The Company expects capital expenditures in the remainder of 1996 to be between $600 million and $800 million.

  As of February 29, 1996, the Company had contractual commitments and order cancellation fees extending through calendar 1998 of approximately $505 million for equipment purchases and approximately $44 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to
cancellation fees in excess of $100 million.   The Company
believes continuing investments in manufacturing technology, facilities and equipment, research and development, and product and process technology are necessary to support growth, achieve operating efficiencies, and enhance product quality. However, there can be no assurance the Company will have sufficient sources of liquidity to fund additional investments to increase production capacity, enhance or sustain production capacity at its existing facilities, or develop new product and process technologies.

Certain Factors

  The following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

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

  The Company's selling price for semiconductor memory products fluctuates significantly with real and perceived changes in the balance of supply and demand for these commodity products. As has occurred in the past in response to favorable market conditions for semiconductor memory products, many of the Company's competitors have recently added, or are in the process of adding, significant capacity for the production of semiconductor memory components. The Company is unable to estimate the amount of production capacity that is in various stages of development world-wide. The amount of capacity to be placed into production and future yield improvements by these competitors could dramatically increase world-wide supply of semiconductor memory.

  DRAMs are the most widely used semiconductor memory component in most PC systems. Approximately 64% of the Company's sales of semiconductor memory products during the second quarter of 1996 were directly into the personal computer or peripheral markets. Should demand for PC systems decrease, or fail to increase in accordance with industry expectations, demand for semiconductor memory would likely decrease placing downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are primary factors influencing pricing for the Company's semiconductor memory products. Based on discussions with major customers, the Company believes pricing for its memory semiconductor products delivered in the balance of 1996 is likely to be lower than for deliveries of such products made in the second quarter.

  The manufacture of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. The Company has substantially completed the conversion of Fab III to process 8-inch wafers and recently began converting Fab I/II. While completion of the conversion of Fab I/II is conditioned upon future market conditions for semiconductor memory products, such completion is anticipated prior to the end of calendar 1996. There can be no assurance that the Company will not experience an interruption of its manufacturing process or experience further decreases in manufacturing yields as a result of the conversion.

  From time to time, the Company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices, such as the 16 Meg DRAM, to commercial volumes. The Company is accelerating the transition of its primary semiconductor memory products from the relatively mature 4 Meg DRAM to the 16 Meg DRAM. The Company's ability to reduce costs per part of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields of which there can be no assurance. Should the Company be unable to decrease costs per part for semiconductor memory products at a rate equal to the rate of decline in selling prices for such products, the Company's results of operations and cash flows will be adversely materially impacted.

  The Company's cash flow from operations is primarily influenced by average selling prices and costs per part for the Company's semiconductor memory products. Historically, the Company has reinvested substantially all cash flows from operations in capacity expansion and improvement programs. Uncertain market conditions for the Company's semiconductor memory products led to the decision to curtail development of the Lehi, Utah manufacturing complex. Further decreases in average selling prices would likely require further cutbacks in capital expenditures and may necessitate changes to operations which would have the effect of limiting production capacity.

  Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Management can give no assurance that the amounts accrued have been adequate and cannot estimate the range of additional possible loss, if any, from resolution of these uncertainties. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company had various product and process technology license agreements expire in calendar 1995 and is not able to predict whether these license agreements can be renewed on terms acceptable to the Company.

                    Part II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders


  The registrant's 1995 Annual Meeting of Shareholders was held on January 29, 1996 at the Boise Centre on the Grove. At the meeting, the following items were submitted to a vote of the shareholders. At the meeting, 206,970,339 shares were entitled to vote.

  (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

                                                    Abstentions/
                            Votes        Votes         Broker
  Name of Nominee          Cast For   Cast Against   Non-Votes
  ---------------------  -----------  ------------  ------------
  Steven R. Appleton     186,471,514     44,275      20,454,550
  Jerry M. Hess          186,537,040     44,271      20,389,028
  Robert A. Lothrop      186,478,833     86,994      20,404,512
  Tyler A. Lowrey        186,554,899     34,624      20,380,816
  Thomas T. Nicholson    186,503,612     67,748      20,398,979
  Allen T. Noble         186,482,457    111,374      20,376,508
  Don J. Simplot         186,460,827    156,336      20,353,176
  John R. Simplot        186,375,157    156,336      20,438,846
  Gordon C. Smith        186,388,732    137,834      20,443,773
  Wilbur G. Stover, Jr.  186,523,834     35,606      20,410,899

  (b) An amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 300,000,000 shares to 1,000,000,000 shares was approved with 142,592,773 votes in favor, 45,019,491 votes against, and 19,358,075 representing abstentions and broker non-votes.

  (c) An amendment to the Company's 1994 Stock Option Plan increasing the number of shares of Common Stock reserved for future grant from 2,000,000 to 7,000,000 shares was approved with 148,951,891 votes in favor, 38,258,205 votes against, and 19,760,243 representing abstentions and broker non-votes.

  (d)  The ratification and appointment of Coopers & Lybrand
L.L.P. as independent public accountants of the Company for the fiscal year ending August 29, 1996 was approved with 186,874,176 votes in favor, 1,104,607 votes against, and 18,991,556 representing abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K


(a) The following are filed as a part of this report:

  Exhibit                                                   Page
  Number     Description of Exhibit                        Number
  -------    --------------------------------------------- ------
  10.112     Forms of SeveranceAgreement

  10.113     Revolving Credit Agreement Dated February 12,
              1996 among the Registrant and several
              financial institutions

  11         Computation of per share earnings for the
              quarters and six month periods ended
              February 29, 1996 and March 2, 1995           17 & 18


(b) The registrant filed Reports on Form 8-K dated January 25,
1996, February 2, 1996, February 8, 1996, each announcing certain changes in the directors and officers of the Company.

                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              (Registrant)




Dated:  March 26, 1996        /s/ Wilbur G. Stover, Jr.
                              ------------------------------------
                              Wilbur G. Stover, Jr. Vice President
                              of Finance, and Chief Financial
                              Officer (Principal  Financial and
                              Accounting Officer)