Form 10-Q
period 1996-05-30
MICRON TECHNOLOGY INC
filed 1996-06-28
CIK 723125

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 30, 1996
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:             1-10658
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
Yes     X      No
    --------      --------

     The number of outstanding shares of the registrant's Common
Stock as of June 24, 1996 was 208,611,647.

                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MICRON TECHNOLOGY, INC.

                    Consolidated Balance Sheets
        (Dollars in millions, except for par value amount)

                                                     (Unaudited)
                                                       May 30,        August 31,
As of                                                   1996            1995
- --------------------------------------------------------------------------------

ASSETS
Cash and equivalents                                  $  393.0       $  128.1
Liquid investments                                         7.0          427.7
Receivables                                              299.1          455.4
Inventories                                              294.4          204.8
Prepaid expenses                                          15.4            9.1
Deferred income taxes                                     87.7           49.0
                                                      --------       --------
  Total current assets                                 1,096.6        1,274.1

Product and process technology, net                       47.7           41.6
Property, plant, and equipment, net                    2,598.9        1,385.6
Other assets                                              55.8           73.6
                                                      --------       --------
  Total assets                                        $3,799.0       $2,774.9
                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                 $  474.1       $  502.3
Short-term debt                                          200.0             --
Deferred income                                           13.6           16.4
Equipment purchase contracts                              87.3           59.6
Current portion of long-term debt                         57.4           26.5
                                                      --------       --------
  Total current liabilities                              832.4          604.8

Long-term debt                                           211.8          129.4
Deferred income taxes                                    168.7           93.3
Non-current product and process technology                48.6            3.6
Other liabilities                                         61.4           47.6
                                                      --------       --------
  Total liabilities                                    1,322.9          878.7
                                                      --------       --------

Commitments and contingencies

Common stock, $0.10 par value, authorized
  1.0 billion shares, issued and
  outstanding 208.6 million and 206.4
  million shares, respectively                            20.8           20.6
Additional capital                                       427.4          391.5
Retained earnings                                      2,027.9        1,484.1
                                                      --------        -------
  Total shareholders' equity                           2,476.1        1,896.2
                                                      --------        -------
  Total liabilities and shareholders' equity          $3,799.0       $2,774.9
                                                      ========       ========


See accompanying notes to consolidated financial statements.

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)


                                                       May 30,        June 1,
For the quarter ended                                   1996           1995
- -------------------------------------------------------------------------------
Net sales                                             $  771.0       $  761.2
                                                      --------       --------
Costs and expenses:
  Cost of goods sold                                     558.0          357.2
  Selling, general, and administrative                    67.1           54.4
  Research and development                                51.2           33.6
                                                      --------       --------
     Total costs and expenses                            676.3          445.2
                                                      --------       --------

Operating income                                          94.7          316.0

Gain from merger transaction                                --           29.0
Interest income, net                                       2.1            7.4

Income before income taxes                                96.8          352.4

Income tax provision                                      38.6          132.2
                                                      --------       --------
Net income                                            $   58.2       $  220.2
                                                      ========       ========


Earnings per share:
  Primary                                                $0.27          $1.02
  Fully diluted                                           0.27           1.02
Number of shares used in per share calculations:
  Primary                                                214.5          215.1
  Fully diluted                                          214.5          215.8


Cash dividend declared per share                         $0.05          $0.05













See accompanying notes to consolidated financial statements.
                               2

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Operations
         (Amounts in millions, except for per share data)
                            (Unaudited)


                                                       May 30,        June 1,
For the nine months ended                               1996           1995
- -------------------------------------------------------------------------------
Net sales                                             $2,953.3       $1,924.7
                                                      --------       --------
Costs and expenses:
  Cost of goods sold                                   1,648.2          849.2
  Selling, general, and administrative                   213.9          131.6
  Research and development                               145.8           89.5
  Restructuring charge                                    29.9             --
                                                      --------       --------
     Total costs and expenses                          2,037.8        1,070.3
                                                      --------       --------

Operating income                                         915.5          854.4

Gain from merger transaction                                --           29.0
Interest income, net                                      14.9           17.4
                                                      --------       --------
Income before income taxes                               930.4          900.8

Income tax provision                                     355.5          337.8
                                                      --------       --------
Net income                                            $  574.9       $  563.0
                                                      ========       ========


Earnings per share:
  Primary                                                $2.66          $2.65
  Fully diluted                                           2.66           2.62
Number of shares used in per share calculations:
  Primary                                                215.9          212.7
  Fully diluted                                          215.9          214.7


Cash dividend declared per share                         $0.15          $0.10













See accompanying notes to consolidated financial statements.
                               3

                      MICRON TECHNOLOGY, INC.

               Consolidated Statements of Cash Flows
                       (Dollars in millions)
                            (Unaudited)

                                                       May 30,        June 1,
For the nine months ended                               1996           1995
- -------------------------------------------------------------------------------
CASH FLOWS OF OPERATING ACTIVITIES
Net income                                             $  574.9       $  563.0
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                         261.7          137.6
     Gain from merger transaction                            --          (29.0)
     Restructuring charge                                  29.9             --
     Decrease (increase) in receivables                   156.1          (84.9)
     Increase in inventories                             (104.0)         (68.5)
     Increase (decrease) in accounts payable
       and accrued expenses                               (30.1)         162.8
     Increase in non-current product and
       process technology                                  45.0             --
     Other                                                 17.7           12.7
                                                       --------       --------
  Net cash provided by operating activities               951.2          693.7
                                                       --------       --------

CASH FLOWS OF INVESTING ACTIVITIES
Expenditures for property, plant, and equipment        (1,275.9)        (451.7)
Purchase of investments                                  (188.5)        (551.1)
Proceeds from sales and maturities of securities          611.5          403.7
Proceeds from sale of equipment                            24.9           13.3
Cash acquired in merger transaction                          --           14.0
Other                                                     (10.9)           0.5
                                                       --------       --------
  Net cash used for investing activities                 (838.9)        (571.3)
                                                       --------       --------

CASH FLOWS OF FINANCING ACTIVITIES
Proceeds from issuance of debt                            568.0           59.7
Repayments of debt                                       (237.9)         (27.3)
Payments on equipment purchase contracts                 (178.7)        (116.2)
Proceeds from issuance of common stock                     21.7           13.8
Payment of dividends                                      (20.7)         (10.2)
Other                                                       0.2           (2.4)
                                                       --------       --------
  Net cash provided by (used for) financing
    activities                                            152.6          (82.6)
                                                       --------       --------

Net increase in cash and equivalents                      264.9           39.8
Cash and equivalents at beginning of period               128.1           78.4
                                                       --------       --------
Cash and equivalents at end of period                  $  393.0       $  118.2
                                                       ========       ========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                                 $ (417.5)      $ (310.6)
Interest paid                                              (8.0)          (7.0)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable
    and capital leases                                    206.4          142.0
  Assets acquired, net of cash and liabilities
    assumed in merger transaction                            --           26.0
  Long-term debt offset against accounts receivable        19.8             --


See accompanying notes to consolidated financial statements.
                               4

            Notes to Consolidated Financial Statements
        (All tabular dollar amounts are stated in millions)


1.   Unaudited Interim Financial Statements

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. In the third quarter of 1996, the Company recognized a $12.0 million pre-tax gain on the sale of 6-inch manufacturing equipment. In the second quarter of 1996, the Company recognized a $29.9 million pre-tax restructuring charge resulting from the decisions by Micron Electronics, Inc., an approximately 80% owned subsidiary, to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota.

  On December 31, 1995, the Company reclassified held-to-maturity liquid investment securities with an amortized cost of $151 million to available-for-sale concurrent with the Company's adoption of the Federal Accounting Standards Board's special report on implementing Statement 115 "Accounting for Certain Investments in Debt and Equity Securities".

  This report on Form 10-Q for the quarter ended May 30, 1996, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended August 31, 1995.

2.   Receivables                                       May 30,        August 31,
                                                        1996            1995
- -------------------------------------------------------------------------------
  Trade receivables                                   $  271.3       $  457.4
  Income taxes recoverable                                56.5             --
  Allowance for returns and discounts                    (37.9)          (9.2)
  Allowance for doubtful accounts                         (7.5)          (7.4)
  Other                                                   16.7           14.6
                                                      --------       --------
                                                      $  299.1       $  455.4
                                                      ========       ========

3.   Inventories                                       May 30,        August 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
  Finished goods                                      $   59.2       $   17.8
  Work in progress                                       133.8           99.1
  Raw materials and supplies                             101.4           87.9
                                                      --------       --------
                                                      $  294.4       $  204.8
                                                      ========       ========

4.   Product and process technology, net               May 30         August 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
  Product and process technology, at cost             $  166.8       $  152.3
  Less accumulated amortization                         (119.1)        (110.7)
                                                      --------       --------
                                                      $   47.7       $   41.6
                                                      ========       ========

5.   Property, plant, and equipment, net               May 30         August 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
  Land                                                $   37.3       $   34.4
  Buildings                                              618.2          392.0
  Machinery and equipment                              1,950.9        1,338.4
  Construction in progress                               757.9          259.2
                                                      --------       --------
                                                       3,364.3        2,024.0
  Less accumulated depreciation and amortization        (765.4)        (638.4)
                                                      --------       --------
                                                      $2,598.9       $1,385.6
                                                      ========       ========

6.   Accounts payable and accrued expenses             May 30,        August 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
  Accounts payable                                    $  200.0       $  193.2
  Salaries, wages, and benefits                           64.5          103.2
  Product and process technology                         125.8           91.5
  Income taxes payable                                    12.0           72.7
  Other                                                   71.8           41.7
                                                      --------       --------
                                                      $  474.1         $502.3
                                                      ========       ========


7.   Short-term debt

  In the third quarter of 1996, the Company established a revolving credit facility that provides for borrowings up to $500 million. As of May 30, 1996, the Company had $200 million outstanding and is operating under a 60-day waiver from the bank syndicate while negotiating changes to covenant provisions. The interest rate on borrowed funds is based on various pricing options and was 5.99% as of May 30, 1996.

8.   Long-term debt                                    May 30,        August 31,
                                                        1996            1995
- --------------------------------------------------------------------------------
  Notes payable in periodic installments through
    July 2015, weighted average interest rate of
    7.03% and 6.82%, respectively                     $  234.8       $   89.3

  Noninterest bearing obligations, $3 million due
    October 1997, $20.5 million due December
    1997, and $5.0 million due December 1998,
    weighted average imputed interest rate of
    6.94% and 7.17%, respectively                         25.5           20.0

  Noninterest bearing obligation, $19.8 million
    retired in May 1996 by an offset against accounts
    receivable, imputed interest rate of 6.50%              --           17.8

  Notes payable, due June 1998, weighted average of
    interest rate 5.14% and 5.49%, respectively            3.0           20.0

  Capitalized lease obligations payable in monthly
    installments through April 1998, weighted
    average interest rate of 7.59% and 8.94%,
    respectively                                           5.9            8.8
                                                      --------       --------
                                                         269.2          155.9
  Less current portion                                   (57.4)         (26.5)
                                                      --------       --------
                                                      $  211.8       $  129.4
                                                      ========       ========


9.   Earnings per share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding.
Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

10.  Income taxes

  The estimated effective income tax rate for fiscal year 1996 of approximately 38% and the effective income tax rate of 37.5% in fiscal year 1995 principally reflect the statutory federal corporate income tax rate and the net effect of state taxation.


11.  Commitments

  As of May 30, 1996, the Company had commitments extending into fiscal 1998 of approximately $371 million for equipment purchases and $20 million for the construction of facilities.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Certain Factors". All period references are to the Company's fiscal periods ended May 30, 1996, February 29,1996, November 30, 1995 and June 1, 1995, unless otherwise indicated. All tabular dollar amounts are stated in millions.

Overview

  Net income for the third quarter of 1996 was $58 million, or $0.27 per fully-diluted share, on net sales of $771 million compared to net income of $220 million, or $1.02 per fully-diluted share, on net sales of $761 million for the third quarter of 1995. For the first nine months of 1996, net income was $575 million, or $2.66 per fully-diluted share, on net sales of $2,953 million compared to net income of $563 million, or $2.62 per fully-diluted share, on net sales of $1,925 million for the first nine months of 1995. The Company previously reported net sales of $1,186 million and net income of $329 million, or $1.51 per fully-diluted share, for its first quarter of 1996 and net sales of $997 million and net income of $188 million, or $0.87 per fully-diluted share, for its second quarter of 1996.

  The principal cause of the decline in net sales and net income for the third quarter compared to the second quarter of 1996 was the continued decline of average selling prices of semiconductor memory products as a result of growth in worldwide memory supply outpacing growth in demand. Average pricing for the 4 Meg DRAM, the Company's primary product, has declined approximately 75% from late calendar 1995 to the end of third quarter 1996. The megabit volume of semiconductor memory produced in the third quarter of 1996 was approximately 27% higher than in the second quarter of 1996 and approximately double that of the third quarter of fiscal 1995 primarily as a result of conversion to 8-inch wafer processing and further shrinks of the 4 Meg DRAM. While completion of the conversion of Fab I/II to 8-inch wafers is dependent upon market conditions for semiconductor memory products, substantial completion is anticipated prior to the end of calendar 1996.

  The Company is managing its transition from the relatively mature 4 Meg DRAM to the 16 Meg DRAM to capitalize on the higher gross margin of the 4 Meg devices. The transition to the 16 Meg DRAM as the Company's primary memory device will be driven by customer demand and overall industry conditions and is expected to occur in the Fall of 1996 and could have a negative impact on the Company's results of operations and cash flows.

Results of Operations

                               Third Quarter              Nine Months Ended
                        ---------------------------   --------------------------
                         1996      Change     1995    1996      Change      1995
                        ---------------------------   --------------------------
Net sales               $771.0    1.3%    $ 761.2     $2,953.4   53.4%  $1,924.7

                        Third Quarter               Nine Months Ended
                 ----------------------------  -------------------------------
                     1996           1995           1996            1995
                 -------------   ------------  --------------   --------------
                  Net Sales  %    Net Sales %   Net Sales %      Net Sales %
                 -------------   ------------  --------------   --------------
Semiconductor
memory
products         $416.3  54.0%   $618.4 81.2%  $1,931.7  65.4%   $1,606.4  83.5%

Personal
computer
systems           280.3  36.4%   131.1  17.2%     779.4  26.4%      248.5  12.9%

Other              74.4   9.6%    11.7   1.6%     242.3   8.2%       69.8   3.6%
  Total net
    sales        $771.0 100.0%  $761.2 100.0%  $2,953.4 100.0%   $1,924.7 100.0%

  The value of the Company's semiconductor memory products included in PC systems and other products is included under "Semiconductor memory products". "Other" includes revenue from contract manufacturing and module assembly services, construction management services, government contracts, and licensing fees.

  The slight increase in net sales in the third quarter of 1996 compared to the third quarter of 1995 reflects the higher level of net sales in PC systems and other sales, which were offset by the reduced sales of the semiconductor memory products. Megabit production of semiconductor memory products increased 98% comparing the third quarter of 1996 to the third quarter of 1995. This increased production was offset by lower average selling prices for such semiconductor memory products. Average selling price for the Company's primary product, the 4 Meg DRAM, decreased 61% for the third quarter of 1996 compared to the third quarter of 1995, 60% compared to the first quarter of 1996, and 53% compared to the second quarter of 1996. Selling prices for the Company's semiconductor memory products were substantially lower in the month of May, 1996, compared to the average for the third quarter of 1996. The 4 Meg DRAM comprised approximately 86% of net sales of semiconductor memory products in the third quarter of 1996.

  The volume of semiconductor memory produced in the third quarter of 1996 increased 27% compared to the second quarter of 1996 principally as a result of the conversion of Fab III production to 8-inch wafers. The increase in volume was partially offset by inefficiencies encountered in the conversion of Fab I/II to 8-inch wafers. 8-inch wafers have approximately 84% greater usable surface area than 6-inch wafers. Production of semiconductor memory megabits was 97% higher for the first nine months of 1996 compared to the first nine months of 1995 as a result of the greater surface area on 8-inch wafers and a shift to a further shrink of the 4 Meg DRAM.

  Net sales of PC systems, excluding the value of the Company's semiconductor memory included therein, increased to approximately 36% of the Company's total net sales for the third quarter of 1996 from approximately 17% in the third quarter of 1995. Net sales of PC systems as a percentage of the Company's total net sales were higher in 1996 primarily as a result of higher unit sales of Micron brand desktop PC systems and lower average selling prices on the Company's semiconductor memory products. The Company also experienced an increase in sales of its notebook products due primarily to the introduction in the third quarter of 1996 of its Millennia Transport product offering. The increase in unit sales of Micron brand PC systems was principally a result of enhanced name recognition and market acceptance of such systems, which the Company attributes to the receipt of a number of awards from computer trade magazines relating to price and performance characteristics of such systems and the Company's service and support functions.


                            Third Quarter               Nine Months Ended
                      -------------------------    --------------------------
                      1996     Change      1995    1996       Change     1995
                      -------------------------    --------------------------
Cost of goods sold    $558.0    56.2%   $ 357.2    $1,648.2    94.1%  $ 849.2
Gross margin %         27.6%              53.1%       44.2%             55.9%

  The Company's gross margin percentage was lower in the third quarter of 1996 than in the third quarter of 1995 primarily as a result of lower average selling prices on semiconductor memory products and the effect of increased PC systems sales as a percentage of total sales. PC systems sales have historically had a lower gross margin percentage than the Company's semiconductor memory products. The Company's gross margin percentage on sales of semiconductor memory products for the third quarter of 1996 was approximately 38% compared to approximately 62% in both the third quarter of 1995 and the second quarter of 1996.

  The Company is managing its transition from the relatively mature 4 Meg DRAM to the 16 Meg DRAM to capitalize on the higher gross margin of the 4 Meg devices. The transition to the 16 Meg DRAM as the Company's primary memory device will be driven by customer demand and overall industry conditions and is expected to occur in the Fall of 1996. The transition to the 16 Meg DRAM as its principal memory product could have a negative impact on the Company's results of operations and cash flows. During prior periods of transition to new generation products, the Company's gross margin percentages were adversely affected.

  The Company's gross margin percentage on sales of PC systems increased in the third quarter of 1996 compared to both the second quarter of 1996 and the third quarter of 1995, primarily as a result of more favorable prices for components and improved inventory management. Many of the Company's competitors have substantially greater resources and purchasing power relative to those of the Company dedicated to PC operations. Although the Company has begun to realize reduction in costs of components for PC systems in recent periods, the Company's gross margin percentage on sales of PC systems continues to be lower than those of the Company's semiconductor memory products. Continuing pressure on the gross margin for PC systems results from intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In the event that sales of PC systems continue to increase as a percentage of total net sales and/or average selling prices for semiconductor memory products continue to decline, the Company's overall gross margin percentage will be adversely affected.

  Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date, and costs of product and process technology licensing arrangements. Charges for product and process technology remained relatively constant as a percentage of net sales in the third quarter of 1996 compared to both the second quarter of 1996 and the third quarter of 1995. Future product and process technology charges may fluctuate in absolute dollars and as a percentage of net sales, however, as a result of claims that may be asserted in the future, and as a result of future license arrangements.


                            Third Quarter               Nine Months Ended
                      -------------------------    ---------------------------
                      1996      Change     1995    1996       Change      1995
                      -------------------------    ---------------------------
Selling, general,
and administrative    $  67.1    23.3%  $  54.4     $ 213.9    62.5%   $ 131.6
as a % of net sales      8.7%              7.1%        7.2%               6.8%


  The higher level of selling, general, and administrative expenses during the third quarter and first nine months of 1996 as compared to comparable periods of 1995 resulted primarily from increased personnel costs, legal fees, depreciation charges, and advertising costs associated with the administrative and information systems support for the Company and the growth of its subsidiaries. These higher costs were partially offset by a gain during the third quarter of 1996 of approximately $12 million on the sale of 6-inch manufacturing equipment as compared to a $3 million gain on the sale of assets in the third quarter of 1995.

                            Third Quarter               Nine Months Ended
                      ------------------------     --------------------------
                      1996     Change     1995     1996       Change     1995
                      ------------------------     --------------------------
Research and
development           $51.2     52.4%   $ 33.6     $ 145.8    62.9%    $ 89.5
as a % of net sales    6.6%               4.4%        4.9%               4.7%

  Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. Research and development efforts in the third quarter of 1996 were focused primarily on further development of .35, .30 and .25 micron technology to be used on shrinks of the 16 Meg DRAM, 64 Meg DRAM and initial 256 Meg DRAM products, design and development of non-volatile semiconductor memory devices, synchronous SRAMs and future generation technology. The Company expects research and development expenses for fourth quarter 1996 to approximate those for third quarter 1996.

                            Third Quarter               Nine Months Ended
                      -------------------------    --------------------------
                      1996     Change      1995    1996       Change     1995
                      -------------------------    --------------------------
Income tax
provision             $38.6    (70.8)%  $ 132.2    $355.5      5.2%   $ 337.8

  The estimated effective income tax rate for fiscal year 1996 of approximately 38% and the effective income tax rate of 37.5% in fiscal year 1995 principally reflect the statutory federal corporate income tax rate and the net effect of state taxation.

Liquidity and Capital Resources

  The Company's principal sources of liquidity during the first nine months of 1996 were cash flows from operations of $951 million, equipment financing of $374 million, and net borrowings under the Company's bank credit agreement of $200 million. The principal uses of funds in the first nine months of 1996 were $1,276 million for property, plant, and equipment, and $217 million for repayments of equipment contracts and long-term debt. The Company had cash and liquid investments of $400 million as of May 30, 1996, which includes the proceeds of $200 million on the Company's revolving credit facility. Excluding borrowings under the credit facility, cash and liquid investments decreased $356 million from the $556 million held at August 31, 1995.

  During the third quarter of 1996, the Company replaced its temporary $250 million credit facility with a $500 million revolving credit agreement expiring in May 1999. As of May 30, 1996, the Company had borrowings outstanding under the facility of $200 million. The agreement contains certain restrictive covenants and conditions including an Earnings Before Interest, Taxes, Depreciation and Amortization covenant for which the Company has obtained a 60-day waiver. There can be no assurance that the Company will be able to negotiate amended terms, including covenants, acceptable to the Company or to borrow the full amount of the credit facility. Depending on overall market conditions, the Company may pursue debt or equity financing. The availability of financing on terms acceptable to the Company is required for continuing the Company's capacity enhancement program and to preclude changes in operations which could have the effect of limiting production capacity.

  The Company's ability to invest in its capacity enhancement program has been largely dependent on the Company's ability to generate cash flows from operations. Cash flow from operations for the third quarter of 1996 was lower than cash flow from operations for the second quarter of 1996 primarily as a result of lower overall average selling prices for semiconductor memory products. Cash flow from operations depends significantly on average selling prices and variable cost per part for the Company's semiconductor memory products. The semiconductor memory industry is experiencing, and may continue to experience, downward pressure on selling prices for DRAM products. Future declines in selling prices for DRAM products will further erode the Company's ability to fund capital expenditures. Should the Company be unable to decrease costs per part for semiconductor memory products at a rate equal to the rate of decline in selling prices for such products, the Company's results of operations and cash flows will be adversely impacted.

  Completion of the Company's semiconductor memory manufacturing facility in Lehi, Utah, is on indefinite hold except for completion of the exterior of the facility which is expected in the Fall of 1996. The Company's conversion of Fab I/II to process 8-inch wafers is currently proceeding. The Company expects capital expenditures in the fourth quarter of 1996 to be between $200 million and $300 million, primarily to complete the conversion of Fab I/II to 8-inch wafers. Additional expenditures will be required to achieve full and efficient utilization of recent capacity additions and all capital expenditures are dependent upon market conditions which the Company cannot predict.

  The Company paid a $0.05 per share cash dividend on May 31, 1996, aggregating approximately $10 million to shareholders of record on May 9, 1996.

  As of May 30, 1996, the Company had contractual commitments and order cancellation fees extending through calendar 1998 of approximately $371 million for equipment purchases and approximately $20 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to cancellation fees. The Company believes continuing investments in manufacturing technology, facilities and equipment, research and development, and product and process technology are necessary to support growth, achieve operating efficiencies, and enhance product quality. However, due to current market conditions the Company is unlikely to have sufficient internal sources of liquidity to increase or enhance production capacity at its existing facilities or to pursue development of new product and process technologies at a rate commensurate to the Company's competition. The Company's sources of liquidity will be used to complete the conversion of Fab I/II to 8-inch wafers and sustain production capacity.

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

     DRAMs are the most widely used semiconductor memory component in most PC systems. Approximately 62% of the Company's sales of semiconductor memory products during the third quarter of 1996 were directly into the personal computer or peripheral markets. Should demand for PC systems decrease, or fail to increase in accordance with industry expectations, demand for semiconductor memory would likely decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. In recent periods the average selling prices of the Company's semiconductor memory products have decreased significantly. Average pricing for the 4 Meg DRAM, the Company's primary product, has declined approximately 75% from late calendar 1995 to the end of the third quarter of 1996. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with changes in the balance of supply and demand for these commodity products. Although recently some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added significant capacity for the production of semiconductor memory components. The Company is unable to accurately estimate the amount of world-wide production capacity. Current market conditions indicate that growth in worldwide supply is outpacing growth in demand. The Company has taken measures to manage costs under these conditions, including deferral of capacity expansion plans, but there can be no assurance that these measures will be sufficient to sustain the Company's future profitability. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase world-wide supply of semiconductor memory and further increase downward pressure on pricing.

  The manufacture of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in, and final test. The Company has completed the conversion of Fab III to process 8-inch wafers and is continuing the conversion of Fab I/II. While completion of the conversion of Fab I/II is dependent upon future market conditions for semiconductor memory products, substantial completion is anticipated prior to the end of calendar 1996. There can be no assurance that the Company will not experience an interruption of its manufacturing process or experience decreases in manufacturing yields as a result of the conversion.

  From time to time, the Company has experienced volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices, such as the 16 Meg DRAM, to commercial volumes. The Company is continuing the transition of its primary semiconductor memory products from the relatively mature 4 Meg DRAM to the 16 Meg DRAM. During prior periods of transition to new generation products, the Company's gross margins were adversely affected and there can be no assurance that they will not be adversely affected as a result of the transition to the 16 Meg DRAM. The Company's ability to reduce costs per part of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance. Should the Company be unable to decrease costs per part for semiconductor memory products at a rate equal to the rate of decline in selling prices for such products, the Company's results of operations and cash flows will be adversely impacted.

  The Company's cash flow from operations depends significantly on average selling prices and costs per part for the Company's semiconductor memory products. Historically, the Company has reinvested substantially all cash flows from operations in capacity expansion and improvement programs. Market conditions for the Company's semiconductor memory products led to the decision to place the Lehi, Utah manufacturing complex on indefinite hold. Decreases in average selling prices have required further cutbacks in capital expenditures and may necessitate changes to operations which would have the effect of limiting production capacity. There can be no assurance that the Company will be able to secure additional sources of financing on terms acceptable to the
Company.

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


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------


(a) The following are filed as a part of this report:

    Exhibit                                                          Page
    Number          Description of Exhibit                          Number
    -------         ------------------------------------------      ------

    10.114(*)       Revolving Credit Agreement dated as of            P
                    May 14, 1996 among the Registrant and
                    several financial institutions

    11              Computation of per share earnings for the      16-17
                    quarters and nine month periods ended
                    May 30, 1996 and June 1, 1995


(b) The registrant did not file any reports on Form 8-K during the quarter ended May 30, 1996.


* Confidential treatment requested

                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              ----------------------------------
                              (Registrant)




Dated:  June 27, 1996         /s/ Wilbur G. Stover, Jr.
                              ----------------------------------
                              Wilbur G. Stover, Jr. Vice
                              President of Finance, and
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)