Form 10-Q/A
period 1996-05-30
MICRON TECHNOLOGY INC
filed 1996-09-26
CIK 723125

FORM 10-Q/A
                         Amendment No. 1

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.
                     C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended          May 30,
1996


                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from
_______________________ to
____________________________


Commission File Number:  ______________1

10658___________________________________



                     Micron Technology, Inc.

    (Exact name of registrant as specified in its

                      charter)









          Delaware                                75-
1618004
          (State or other jurisdiction of
(I.R.S. Employer
     incorporation or organization)
Identification No.)


     8000 S. Federal Way, P.O. Box 6, Boise, Idaho
83707-0006
     (Address of principal executive offices)
(Zip Code)

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

    10.114     Revolving Credit Agreement dated as of
          May 14, 1996 among the Registrant and
          several financial institutions

    11*        Computation of per share earnings for
the quarters
    and nine month periods ended May 30, 1996 and June 1, 1995


(b)  The registrant did not file any reports on Form
8-K during the quarter ended May 30, 1996.


* Previously filed with registrant's Form 10Q for the quarter ended May 30, 1996.

                     SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Micron
Technology, Inc.
                              (Registrant)




Dated:  September 26, 1996
/s/ Wilbur G. Stover, Jr.
- -------------------------
                              Wilbur G. Stover, Jr.
Vice President of Finance, and
                              Chief Financial Officer
(Principal Financial and
Accounting
Officer)