Form 10-K
period 1996-08-29
MICRON TECHNOLOGY INC
filed 1996-10-04
CIK 723125

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED       AUGUST 29, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NUMBER              1-10658

                            MICRON TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               75-1618004
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

8000 S. FEDERAL WAY, P.O. BOX 6, BOISE, IDAHO            83707-0006
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE      (208) 368-4000

  SECURITIES REGISTERED PURSUANT TO SECTION     NAME OF EACH EXCHANGE ON WHICH
              12(B) OF THE ACT:                          REGISTERED
             TITLE OF EACH CLASS                  NEW YORK STOCK EXCHANGE
   COMMON STOCK, PAR VALUE $.10 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on August 29, 1996, as reported by the New York Stock Exchange, was approximately $3.9 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrants Common Stock on August 29, 1996 was 208,834,820.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for registrant's 1996 Annual Meeting of Shareholders to be held on November 18, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Micron Technology, Inc. ("MTI") could differ materially from MTI's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors." All period references are to MTI's fiscal periods ended August 29, 1996, August 31, 1995 or September 1, 1994, unless otherwise indicated.

GENERAL

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as "MTI" or the "Company") principally design, develop, manufacture and market semiconductor memory products, personal computers ("PCs") and custom complex printed circuit board, memory module and system level assemblies.

  Micron's semiconductor memory operations focus on the design, development, manufacture and marketing of semiconductor memory components primarily for use in PCs. The Company's primary semiconductor products are dynamic random access memory ("DRAM") components. Micron Semiconductor Products, Inc., which began operations on August 30, 1996, Micron Europe Limited, and Micron Semiconductor Asia Pacific Pte., Ltd., are all wholly-owned subsidiaries of MTI, which provide sales and support services for the Company's semiconductor operations in North America, Europe and Asia Pacific, respectively.

  Micron Electronics, Inc. ("MEI") is a majority-owned, publicly traded subsidiary of MTI. As of August 29, 1996, MTI owned approximately 79% of the outstanding common stock of MEI. MEI's businesses include the Company's PC, contract manufacturing and component recovery operations. MEI's PC operations design, develop, market, manufacture and support the Micron brand name PC systems and related hardware incorporating third-party operating systems and application software. MEI's contract manufacturing operation provides a full range of turnkey manufacturing services, including the assembly and test of complex printed circuit boards, memory modules and system level assemblies, design layout and product engineering, materials procurement, inventory management, quality assurance and just-in-time delivery. The component recovery operation recovers nonstandard memory components for specific applications.

  Additional majority-owned subsidiaries of MTI include Micron Communications, Inc., which designs and develops remote intelligent communications products; Micron Construction, Inc., which provides construction management and general contractor services; Micron Display Technology, Inc., which designs and develops field emission flat panel displays; and Micron Quantum Devices, Inc., which designs and develops non-volatile semiconductor memory ("Flash") devices.

  MTI was incorporated in Idaho in 1978 and reincorporated in Delaware in 1984. The Company's executive offices and principal manufacturing operations are located at 8000 South Federal Way, Boise, Idaho, 83707-0006 and its telephone number is (208) 368-4000.

PRODUCTS

  The Company's principal product categories are semiconductor memory products (primarily DRAM), PC systems and custom complex printed circuit board assemblies.

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company's semiconductor manufacturing operations focus primarily on the design, development and manufacture of semiconductor memory products for standard memory applications, with various packaging and configuration options, architectures and performance characteristics.

  DYNAMIC RANDOM ACCESS MEMORY. A DRAM is a semiconductor device which stores digital information in the form of bits and provides high speed storage and retrieval of data. A DRAM is a high density, low cost per bit random access memory component, and is the most widely used semiconductor memory component in most PC systems. The Company's primary product during fiscal 1996 was the 4 Meg DRAM which sells in multiple configurations, speeds and package types. More recently, the Company has begun to transition its manufacturing resources to 16 Meg DRAM. At fiscal 1996 year end, approximately 50% of DRAM wafer starts were 4 Meg and 50% were 16 Meg. The transition to the 16 Meg DRAM as the Company's primary memory device is expected to occur in late calendar 1996. The Company is developing its 64 Meg DRAM and is in the design phase of its 256 Meg DRAM. DRAM sales represented approximately 57%, 68% and 73% of the Company's total net sales in fiscal 1996, 1995 and 1994, respectively. Manufacture of the Company's DRAM products utilizes proprietary advanced complementary metal-oxide-semiconductor ("CMOS") silicon-gate process technology.

  The Company's DRAM products use Extended Data Out ("EDO") and Fast Page Mode ("FPM") technology, which in 1996 accounted for approximately 92% of all DRAM sales in the industry. The Company expects a gradual transition by PC manufacturers to faster types of DRAM-based main memory over the next several years. Conventional FPM and EDO DRAM are not expected to meet the bandwidth required for future CPU and video/graphics designs. To that end, the Company is developing synchronous DRAM ("SDRAM") devices expected to be ready for volume production in fiscal 1998. SDRAM is a next generation memory component that operates faster than regular DRAM, due in part to the addition of a clock input that synchronizes all operations and allows PC systems to run faster. The Company is currently sampling an 8 Meg SDRAM that is designed specifically for graphics applications and which is referred to as the synchronous graphics random access memory ("SGRAM"). The Company continues to investigate other designs which will allow future DRAM devices to run even faster than current SDRAM devices.

  FLASH MEMORY. Flash memory devices are non-volatile semiconductor devices which retain the contents of their memory when the power is turned off and are electrically erasable and reprogrammable. This means Flash memory can be updated in the system, with new revisions of code, different user parameters or settings and data collected over time. The Company is currently sampling the 2 Meg and 4 Meg SmartVoltage Technology Boot Block Flash. Internal qualification of both parts is expected to occur in the fall of 1996. The Company is also working on higher density Flash memory products to expand the boot block family to 8 Meg and introduce lower programming voltages. The major growth areas for Flash are expected to be in digital cellular phones and networking applications. Workstations, servers and PC manufacturers use Flash memory for BIOS storage with remote update facility, while combined Flash/modem/LAN PCMCIA cards are satisfying applications requiring high density, small packaged devices. Flash memory cards provide code and data file storage advantages to embedded systems and portable electronics systems.

  STATIC RANDOM ACCESS MEMORY ("SRAM"). A SRAM is a semiconductor device which performs memory functions much the same as a DRAM, but does not require its memory cells to be electronically refreshed. In addition, a SRAM can be designed to operate faster than a DRAM. A SRAM contains more complex electronic circuitry than a DRAM, and consequently has higher per bit production costs. The Company's SRAM family focuses on the high-performance, or "Very Fast," sector of the SRAM market which supports cache memory requirements in computers. Very Fast SRAM provides access times approximately five times faster than those of a DRAM. The market for

Very Fast SRAM has grown with the number of applications that require a "buffer" or "cache" of high speed memory between the central processing unit and the main DRAM-based memory. The Company manufactures its SRAM products utilizing CMOS silicon-gate process technology. The Company sells primarily 1 and 2 Meg SRAM components in a variety of configurations, speeds and package types, and has a 4 Meg SRAM under development. SRAM sales represented 2%, 6% and 8% of the Company's total net sales in fiscal 1996, 1995 and 1994, respectively. The Company reduced its SRAM sales due to lower profitability relative to DRAM sales.

 PERSONAL COMPUTER SYSTEMS

  The Company designs, develops, markets, manufactures, sells and supports a range of memory intensive, high performance desktop and notebook PC systems and network servers under the Micron brand name. These systems use Intel Pentium and Pentium Pro microprocessors and are assembled to order with differing memory and storage capacities as well as operating and applications software. The Company also offers a variety of peripheral products with its PC systems, including monitors, modems, graphics cards, accelerators and CD-ROM drives.

  The Company's assemble-to-order PC system sales and manufacturing structure enables customers to order custom system configurations and provides customers the flexibility to select modifications to certain standard configurations including, among others, a wide variety of Intel Pentium and Pentium Pro microprocessors, EDO main system memory in 8MB increments generally up to 128MB, Enhanced IDE or SCSI hard disk drives ranging from 1.0GB to 9.0GB, and monitors ranging from 14 inch to 21 inch.

 CONTRACT MANUFACTURING

  The Company's contract manufacturing operations specialize in custom complex printed circuit board, memory module and system level assemblies. The manufacture of electronic products has become increasingly sophisticated and complex and requires substantial capital investment. In response, many original equipment manufacturers ("OEMs") are adopting manufacturing outsourcing strategies and relying on manufacturing specialists to support their production needs. OEMs generally use contract manufacturers to gain access to leading manufacturing expertise, reduce time to market, enhance their financial flexibility and improve inventory management. The Company's contract manufacturing operations consist of assembling and testing complex printed circuit boards, memory modules and "box build" final product assembly services. In addition to assembly and test functions, the Company offers a broad range of manufacturing services, including design lay-out and product engineering, materials procurement, turnkey and consignment inventory management, quality assurance and just-in-time delivery.

MANUFACTURING

 SEMICONDUCTOR MEMORY PRODUCTS

  The manufacturing of the Company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques. Manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers and the yield of acceptable die produced on each wafer. Other contributing factors are wafer size, number of fabrication steps, cost and sophistication of the manufacturing equipment, package type, equipment utilization, process complexity and cleanliness. The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and increase capacity utilization. Smaller die sizes and higher production yields generally reduce manufacturing cost per unit.

  The Company's semiconductor manufacturing facility in Boise, Idaho includes two wafer fabs ("Fab I" and "Fab III") equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers and automated mask inspection systems. The production facility operates in 12-hour shifts, 24 hours per day and 7 days per week to reduce down time during shift changes, and to reduce total fabrication costs by maximizing utilization of fabrication facilities. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of the Company's manufacturing operation will be largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.

  After fabrication, each silicon wafer is separated into individual die. Functional die are connected to external leads by extremely fine wire and are assembled into plastic packages. Each completed package is then inspected, sealed and tested. The assembly process uses high-speed automatic systems such as wire bonders, as well as semi-automatic plastic encapsulation and solder systems. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, through the utilization of its proprietary AMBYX(R) line of intelligent test and burn-in systems, the Company simultaneously conducts circuit testing of all die during the burn-in process, improving quality and reliability data, and reducing testing time and cost.

  The Fab III wafer fab was converted to 8-inch wafer processing during fiscal 1996. Completion of the conversion of Fab I to 8-inch wafers is anticipated prior to the end of calendar 1996. Completion of the Company's semiconductor memory manufacturing facility in Lehi, Utah, is on indefinite hold. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Manufacturing Risks and Volume Production."

 PERSONAL COMPUTER SYSTEMS

  The Company's PC system manufacturing process is designed to provide custom-configured PC products to its customers, and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to customer specifications. Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. The Company's desktop PC systems are generally assembled in its own facilities. The Company's notebook PC systems are designed to include feature sets defined by the Company but are assembled by a third-party supplier and sent to the Company for final custom configuration and testing.

 CONTRACT MANUFACTURING

  Nearly all of the products manufactured by the Company's contract manufacturing operations are assembled utilizing surface mount technology ("SMT") whereby the leads on integrated circuits and other electronic components are soldered to the surface of printed circuit boards. SMT assembly requires expensive capital equipment and a high level of process expertise. The Company has seven SMT lines in its Boise, Idaho facility, which are currently being relocated to the Company's new Nampa, Idaho facility. In addition, the Company has three SMT lines at its Durham, North Carolina facility. The Company also utilizes chip on board ("COB") technology in its manufacturing processes. This emerging technology in packaging is typically utilized for high pin count integrated circuits.

AVAILABILITY OF RAW MATERIALS

 SEMICONDUCTOR MEMORY PRODUCTS

  Raw materials utilized by the Company's semiconductor memory manufacturing operation generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, molding compound and lead frames, may decline due to the overall increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor memory manufacturing operations. Interruption of any one raw material source could adversely affect the Company's operations.

 PERSONAL COMPUTER SYSTEMS

  The Company relies on third-party suppliers for its PC system components and seeks to identify suppliers which can provide state-of-the-art technology, product quality and prompt delivery at competitive prices. The Company purchases substantially all of its PC components, subassemblies and software from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Any interruption in the supply of any of the components, subassemblies and software currently obtained from a single source or relatively few sources, or a decrease in the general availability of any other components, subassemblies or software used in the Company's PC systems, could result in production delays and adversely affect the Company's business and results of operations.

 CONTRACT MANUFACTURING

  The Company's contract manufacturing operations use numerous suppliers for the electronic components and materials, including RAM components, used in its operations. Shortages of certain types of electronic components have occurred in the past and may occur in the future. The Company's contract manufacturing operations procure its materials and components based on purchase orders received and accepted from its customers while seeking to minimize its overall level of inventory. Components shortages or price fluctuations could have an adverse effect on the Company's business and results of operations.

MARKETING AND CUSTOMERS

 SEMICONDUCTOR MEMORY PRODUCTS

  The semiconductor memory industry is characterized by rapid technological change, relatively short product life cycles, frequent product introductions and enhancements, difficult product transitions and volatile market conditions. Historically, the semiconductor industry, and the DRAM market in particular, have been highly cyclical.

  The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. Customers for the Company's semiconductor memory products include major domestic computer manufacturers and others in the computer, telecommunications and office automation industries. The Company markets its semiconductor memory products worldwide through independent sales representatives, distributors and its own direct sales force. The Company also maintains semiconductor sales offices in the United Kingdom, Germany, Singapore and Taiwan. Sales representatives are compensated on a commission basis and obtain orders subject to final acceptance by the Company. Shipments against these orders are made directly to the customer by the Company. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 8%, 10% and 12% of total net sales of such products in fiscal 1996, 1995 and 1994, respectively.

  Many of MTI's customers require a thorough review or "qualification" of new semiconductor memory products and processes which may take several months. As the Company diversifies its product lines and reduces the die sizes of existing memory products, acceptance of these products and processes is subject to this qualification procedure. There can be no assurance that new products or processes will be qualified for purchase by existing or potential customers.

  Sales to Compaq Computer Corporation represented approximately 11%, 11% and 13% of the Company's net sales of semiconductor memory products for fiscal 1996, 1995 and 1994, respectively. Sales to Intel Corporation represented approximately 11% of the Company's net sales of semiconductor memory products in fiscal 1995. No other customer individually accounted for 10% or more of the Company's net sales of semiconductor memory products.

 PERSONAL COMPUTER SYSTEMS

  The Company's direct marketing approach is aimed toward PC users who evaluate products based on performance, price, reliability, service and support. The Company's PC customer base is comprised primarily of individuals, small to medium sized businesses, and governmental and educational entities. The Company markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products on its home page on the Internet. The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its three factory outlet stores located in Idaho, Minnesota and Utah. In addition, the Company sells its PC products through strategic relationships with third parties having large government procurement contracts.

  By focusing on the direct sales channel, the Company is able to avoid dealer markups typically experienced in the retail sales channel, can limit inventory carrying costs and can maintain closer contact with its target markets. Direct sales orders are received primarily via telephone, facsimile and from the Company's home page on the Internet. The Company's sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. The Company offers its customers a variety of payment alternatives, including commercial trade terms, lease financing, cash on delivery, its own private label credit card and other credit cards.

 CONTRACT MANUFACTURING

  The Company markets its contract manufacturing services through a direct sales force that interfaces with independent sales representatives and OEMs. The Company's contract manufacturing marketing efforts include participating in industry conferences and publishing articles in trade journals.

EXPORT SALES

  Export sales totalled approximately $940 million for fiscal 1996, including approximately $375 million to Europe, $320 million to Asia Pacific and approximately $80 million to Japan. Export sales approximated $750 million and $470 million for fiscal 1995 and 1994, respectively. Export sales are transacted primarily in United States dollars. The Company incurs import duties on sales into Europe of up to 7% of the product value.

BACKLOG

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company primarily manufactures and markets standard memory products. The rate of booking new orders varies from month to month and depends upon the ordering practices of individual customers. Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Orders for the Company's semiconductor memory products are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of customer changes in delivery schedules or cancellation of orders without significant penalty, the Company does not believe that its backlog of semiconductor memory products as of any particular date is firm or a reliable indicator of actual sales for any succeeding period.

 PERSONAL COMPUTER SYSTEMS

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be canceled by the customer prior to shipment. As of August 29, 1996, the Company had unfilled orders for PC systems of approximately $63 million compared to $46 million as of August 31, 1995. The Company anticipates that substantially all of the unfilled orders as of August 29, 1996, other than those subsequently canceled, will be shipped within 45 days. Due to a customer's ability to cancel or reschedule orders without penalty, industry seasonality and customer buying patterns, unfilled orders may not be representative of actual sales for any succeeding period.

 CONTRACT MANUFACTURING

  Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next three months. Backlog for the Company's contract manufacturing operations as of August 29, 1996 and August 31, 1995 was approximately $52 million and $95 million, respectively. The primary reason for the decline from August 31, 1995 to August 29, 1996 was the decline in selling prices for semiconductor memory. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, the Company's contract manufacturing backlog as of any particular date may not be representative of actual sales for any succeeding period.

PRODUCT WARRANTY

  Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory and contract manufactured products are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

  Customers may generally return PC products within 30 days after shipment for a full refund of the purchase price. The Company generally sells each PC system with the Micron PowerWarranty, a five-year limited warranty on the microprocessor and main memory in its PC systems and a three-year limited warranty on the remaining hardware, covering repair or replacement for defects in workmanship or materials.

COMPETITION

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Fujitsu, Ltd., Hitachi, Ltd., Hyundai

Electronics, Co., Ltd., Mitsubishi Electric Corp., Motorola, Inc., NEC Corp., Samsung Semiconductor, Inc., LG Semicon, Texas Instruments Incorporated and Toshiba Corporation. The Company has captured only a small percentage of the semiconductor memory market and may be at a disadvantage in competing against larger manufacturers with significantly greater capital resources or manufacturing capacities, larger engineer and employee bases, larger portfolios of intellectual property and more diverse product lines. The Company's larger competitors may also have long-term advantages in research and new product development and in their ability to withstand current or future downturns in the semiconductor memory market. In addition, the Company believes its competitors have sufficient resources and manufacturing capacity to influence market pricing.

  Although recently some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added new wafer fabrication facilities, significantly increasing worldwide capacity for the production of semiconductor memory products. Excess supply resulting from increased worldwide semiconductor manufacturing capacity, improved manufacturing yields and changes in demand for semiconductor memory have resulted in downward pricing pressure.

 PERSONAL COMPUTER SYSTEMS

  Competition in the PC industry is based primarily upon performance, price, reliability, service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, rapid technological advances in hardware and software, frequent introduction of new products, low gross margin percentages and rapidly declining component costs. The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations. To remain competitive, the Company must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, MEI generally reduces the selling prices of its PC systems in connection with declines in its cost of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett Packard Company, International Business Machines Corporation and Toshiba Corporation, among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. Many of the Company's PC competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources than the Company and may enjoy access to more favorable component volume purchasing arrangements than does the Company. In addition, as a result of PC industry standards, the Company and its competitors generally use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its products. In the future, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from indirect domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales and contain and reduce manufacturing and component costs. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may adversely affect the Company's business and results of operations.

 CONTRACT MANUFACTURING

  The contract manufacturing industry is highly competitive. The Company's contract manufacturing operations compete against numerous domestic and offshore contract manufacturers, including a significant number of local and regional companies. In addition, the Company competes against in- house manufacturing capabilities of certain of its existing customers as well as with certain large computer manufacturers which also offer third-party contract manufacturing services. The Company's contract manufacturing competitors include, among others, Avex Electronics, Inc., Benchmark Electronics, Inc., Celestica Inc., DOVAtron International, Inc., Flextronics International, Group Technologies Corporation, Jabil Circuits, Inc., Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. Many of the Company's competitors have substantially greater manufacturing, financial and marketing resources than the Company and have manufacturing operations at multiple domestic and overseas locations.

  The Company believes the significant competitive factors in contract manufacturing include service, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. There can be no assurance that the Company will compete successfully in the future with regard to these factors. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities or substantially larger domestic facilities. In order to remain competitive, the Company may be required to expand its contract manufacturing capacity and may be required to establish additional international operations. There can be no assurance the Company will be successful in expanding its contract manufacturing operations on a timely and efficient basis. The failure to do so could have a material adverse effect on the Company's business and results of operations.

RESEARCH AND DEVELOPMENT

  Rapid technological change and intense price competition place a premium on both new product and new process development efforts. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development is being performed in strategic areas related to the Company's semiconductor expertise. Total research and development expenditures for the Company were $192 million, $129 million and $83 million in fiscal 1996, 1995 and 1994, respectively.

  Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. The Company's research and development efforts are currently focused principally on further development of shrink versions of the 16 Meg DRAM. Development efforts are also focused on 16 Meg and 64 Meg SDRAM and a move from .35 (mu) process technology to .25 (mu) and .18 (mu) process technology. Other research and development efforts are currently devoted to design of the 64 Meg, 256 Meg and 1 Gig DRAMs, and design and development of new technologies including remote intelligent communications products and Flash semiconductor memory products.

  The Company maintains a PC research and development operation which had approximately 30 employees as of August 29, 1996. This research and development group focuses its efforts on PC systems, including: motherboards; core logic; embedded PCs, such as those used in point of sale terminal and telecommunication systems; PC BIOS development; and other PC products the Company may choose to develop.

PATENTS AND LICENSES

  As of August 29, 1996, the Company owned approximately 1,100 United States patents and 85 foreign patents relating to the use of its products and processes. In addition, the Company has numerous United States and foreign patent applications pending. There can be no assurance that patents will be issued for such applications or that any patents, if issued, will be determined to be valid. The Company intends to continue to seek patent protection on its significant patentable technology.

  The Company has entered into several cross-license agreements with third parties. The agreements typically require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term or the term of the agreement. Royalty and other product and process technology expenses were $150 million, $203 million and $128 million in fiscal 1996, 1995 and 1994, respectively. In the future, it may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation and the attendant cost and diversion of resources associated therewith and could also result in material changes in the Company's production processes or products. An adverse decision on any such litigation or a requirement to effect material changes could have a material adverse effect on the Company's business and results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors--Intellectual Property Matters."

EMPLOYEES

  As of August 29, 1996, MTI had approximately 9,900 full-time employees, including approximately 6,900 in the semiconductor memory manufacturing operation (including component recovery operations), 1,950 in the PC operation and 750 in the contract manufacturing operation. Employment levels can vary depending on market conditions and the level of utilization of the Company's production, research and product and process development and administrative support activities. Many of the Company's employees are highly-skilled and the Company's continued success will depend in part upon its ability to retain such employees. None of the Company's employees are represented by a labor organization, the Company has never had a work stoppage as a result of labor issues and the Company considers relations with employees to be satisfactory.

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

OFFICERS AND DIRECTORS OF THE REGISTRANT

  The officers and directors of the Company and their ages as of September 30, 1996 are as follows:

NAME                      AGE POSITION
----                      --- --------
Steven R. Appleton......   36 Chief Executive Officer, President and Chairman of
                              the Board of Directors
Donald D. Baldwin.......   36 Vice President, Sales
Kipp A. Bedard..........   37 Vice President, Corporate Affairs
Eugene H. Cloud.........   54 Vice President, Marketing
Robert M. Donnelly......   57 Vice President, SRAM Design and Product Engineering
D. Mark Durcan..........   35 Vice President, Process Research & Development
Jay L. Hawkins..........   36 Vice President, Manufacturing Administration
Edward J. Heitzeberg....   50 Vice President, DRAM Design, Product Engineering
                              and Quality Assurance
Leo B. Jurica...........   46 Vice President, Lehi Operations
Roderic W. Lewis........   41 Vice President, General Counsel and Corporate Secretary
Nancy M. Self...........   42 Vice President, Administration
Steven L. Stout.........   45 Vice President, Facilities
Wilbur G. Stover, Jr. ..   43 Chief Financial Officer and Vice President, Finance
Jerry M. Hess...........   58 Director
Robert A. Lothrop.......   70 Director
Thomas T. Nicholson.....   60 Director
Don J. Simplot..........   61 Director
John R. Simplot.........   87 Director
Gordon C. Smith.........   67 Director

  Steven R. Appleton joined MTI in February 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Appleton first became an officer of MTI in August 1989 and has served in various officer positions, including overseeing the Company's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. ("MSI"), then a wholly-owned subsidiary of MTI, from July 1992 to November 1994. Except for a nine day period in January 1996, since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994 Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. Mr. Appleton also serves as a member of the Board of Directors of MEI. Mr. Appleton holds a BA in Business Management from Boise State University.

  Donald D. Baldwin joined MTI in April 1984 and has served in various capacities with the Company and its subsidiaries. Mr. Baldwin first became an officer of MTI in May 1991 and has served in various officer positions, including Vice President, Sales of MSI from July 1992 to November 1994.
Mr. Baldwin has served as Vice President, Sales for MTI since November 1994. Mr. Baldwin holds a BA in Marketing from Boise State University.

  Kipp A. Bedard joined MTI in November 1983 and has served in various manufacturing and sales positions with the Company and its subsidiaries. Mr. Bedard first became an officer of MTI in April 1990 and has served in various officer positions, including Vice President, Corporate Affairs of MSI from July 1992 to January 1994. Mr. Bedard has served as Vice President, Corporate Affairs for MTI since January 1994. Mr. Bedard holds a BBA in Accounting from Boise State University.

  Eugene H. Cloud joined MTI in January 1985 and has served in various capacities with the Company and its subsidiaries. Mr. Cloud first became an officer of MTI in April 1990 and has served in various officer positions, including Vice President, Marketing of MSI from July 1992 to November

1994. Mr. Cloud has served as Vice President, Marketing for MTI since November 1994. Mr. Cloud holds a BS in Electrical Engineering from Texas A&M University and a MS in Electrical Engineering from Arizona State University.

  Robert M. Donnelly joined MTI in September 1988 and has served in various technical positions with the Company and its subsidiaries. Mr. Donnelly first became an officer of MTI in August 1989 and has served in various officer positions, including Vice President, SRAM Products Group of MSI from July 1992 to November 1994. Mr. Donnelly was named Vice President, SRAM Products Group for MTI in November 1994. Mr. Donnelly has served as Vice President, SRAM Design and Product Engineering for MTI since October 1995. Mr. Donnelly holds a BS in Electrical Engineering from the University of Louisville.

  D. Mark Durcan joined MTI in 1984 as a diffusion engineer. Since that time he has held a series of positions of increasing responsibility with the Company and its subsidiaries, including Manager of Process Research and Development. Since July 1996, Mr. Durcan has served as Vice President, Process Research and Development. Mr. Durcan holds a BS and MS in Chemical Engineering from Rice University.

  Jay L. Hawkins joined MTI in March 1984 and has served in various manufacturing positions for the Company and its subsidiaries, including Director of Manufacturing for MSI from July 1992 to November 1994 and Director of Manufacturing for MTI from November 1994 to February 1996. Since February 1996, Mr. Hawkins has served as Vice President, Manufacturing Administration. Mr. Hawkins holds a BBA in Marketing from Boise State University.

  Edward J. Heitzeberg joined MTI in January 1984 and has served in various technical positions with the Company and its subsidiaries. Mr. Heitzeberg first became an officer of MTI in August 1989 and has served in various officer positions, including Vice President, Quality of MSI from July 1992 to November 1994 and Vice President, Quality of MTI from November 1994 to October 1995. Since November 1994, Mr. Heitzeberg has performed the duties of Vice President, DRAM Design, Product Engineering and Quality Assurance of MTI. From February 1996 through September 1996, Mr. Heitzeberg served as a member of the MTI Board of Directors. Mr. Heitzeberg holds a BS in Electrical Engineering from the University of Texas and a MS in Electrical Engineering from Southern Methodist University.

  Leo B. Jurica joined MTI in March 1983 and has served in various positions for the Company and its subsidiaries, including Manager of Special Projects for MSI from July 1992 to November 1994. Since February 1996, Mr. Jurica has served as Vice President, Lehi Operations for MTI.

  Roderic W. Lewis joined MTI in 1991 as Associate General Counsel. He became Assistant General Counsel in 1993. From April 1995 to July 1996, Mr. Lewis served as Vice President, General Counsel and Corporate Secretary for MEI. Since July 1996, Mr. Lewis has served as Vice President, General Counsel and Corporate Secretary for MTI. Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

  Nancy M. Self joined MTI in February 1988 as a benefits specialist. In July 1988, she was named Benefits Manager and served in that position until July 1989, when she was named Risk Manager. Since March 1993, Ms. Self has served as Vice President, Administration. Ms. Self holds a BA in Consumer Economics from Idaho State University and an MBA from Boise State University.

  Steven L. Stout joined MTI in September 1983 and has served in various positions for the Company and its subsidiaries, including Plant Operations Manager for MSI from January 1993 to November 1994. Since February 1996, Mr. Stout has served as Vice President, Facilities for MTI.

  Wilbur G. Stover, Jr. joined MTI in June 1989 and has served in various financial positions with the Company and its subsidiaries, including Controller from February 1990 to July 1992 and Vice President, Finance and Chief Financial Officer of MSI from August 1992 to September 1994. Since September 1994, Mr. Stover has served as MTI's Chief Financial Officer and Vice President, Finance. From October 1994 through September 1996, Mr. Stover served as a member of the MTI Board of Directors. Mr. Stover holds a BA in Business Administration from Washington State University.

  Jerry M. Hess has served as Chairman and Chief Executive Officer of J.M. Hess Construction Company, Inc. since 1959. Mr. Hess was elected to the Board of Directors of MTI in 1994. Mr. Hess also serves as a director of MEI.

  Robert A. Lothrop served as Senior Vice President of the J.R. Simplot Company, a food processing, fertilizer and agricultural chemicals manufacturing company, from January 1986 until his retirement in January 1991. He was elected to the Board of Directors of MTI in 1986. In 1992, he was elected to the Board of Directors of MSI and resigned as a director of MTI. Mr. Lothrop was re-elected to MTI's Board of Directors in 1994. Mr. Lothrop also serves as a director of MEI.

  Thomas T. Nicholson serves as Vice President of Honda of Seattle. Mr. Nicholson also serves as President of Mountain View Equipment, a farm equipment dealership, and is a partner of CL&T Land & Livestock. He has served on MTI's Board of Directors since 1980.

  Don J. Simplot served as the President of Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company, from February 1985 until January 1992. In April 1994, Mr. Don J. Simplot was appointed as a member of the Office of the Chairman of the J.R. Simplot Company. He has served on the Board of Directors of MTI since 1982. Mr. Don Simplot is also a Director of AirSensors, Inc., an alternative fuel conversion equipment company.

  John R. Simplot founded and served as the Chairman of the Board of Directors of the J.R. Simplot Company prior to his retirement in April 1994. Mr. John R. Simplot currently serves as Chairman Emeritus of the J.R. Simplot Company. He has served on MTI's Board of Directors since 1980. Mr. Simplot also serves as a director of MEI.

  Gordon C. Smith served in various management positions from July 1980 until January 1992 for Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company. From May 1988 until his retirement in March 1994, Mr. Smith served as the President and Chief Executive Officer of the J.R. Simplot Company. He was elected to the Board of Directors of MTI in 1990.

  Effective as of September 29, 1996, Edward J. Heitzeberg, Tyler A. Lowrey and Wilbur G. Stover, Jr. resigned as directors of MTI. The Board of Directors of MTI has formed a nominating committee to identify potential independent directors who have outside industry expertise and experience. Mr. Stover continues to serve as Chief Financial Officer and Vice President, Finance, and Mr. Heitzeberg remains as Vice President, DRAM Design, Product Engineering and Quality Assurance. Mr. Lowrey, who formerly served as Chief Operations Officer of the Company, is currently expected to focus his efforts on research and development of advanced process technology. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors--Dependence on Key Personnel."

  There is no family relationship between any director or executive officer of the Company, except between John R. Simplot and Don J. Simplot, who are father and son, respectively.

ITEM 2. PROPERTIES

  The Company's principal semiconductor manufacturing, engineering, administrative, and support facilities are located on an approximately 820 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.9 million square feet of building space at this primary site. Of the total, approximately 515,000 square feet is production space, 571,000 square feet is facility support space, and 808,000 square feet is office and other space.

  The Company's principal PC manufacturing, contract manufacturing and component recovery operations are located on a 100 acre site in Nampa, Idaho. All facilities are owned by the Company. The Company has approximately 577,000 square feet of building space at the Nampa site. Of the total, approximately 136,000 square feet is PC manufacturing space, 146,000 square feet is contract manufacturing space, 40,000 square feet is component recovery space, and the balance is office and other space. The Company has a 60,000 square feet leased facility in Minneapolis, Minnesota for sales, support and administration of PC operations as well as a 61,000 square foot leased facility in Durham, North Carolina, with approximately 43,000 square feet for contract manufacturing space and 18,000 square feet for office and other space.

  In fiscal 1995 the Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility in Lehi, Utah. The completion of the Lehi facility is on indefinite hold. As of August 29, 1996, the Company had incurred construction costs of approximately $600 million to build the facility. Market conditions for semiconductor memory products will dictate if and when the Lehi complex is completed and production begins.

  Equipment with a book value of approximately $301 million is pledged as collateral for outstanding debt and capital leases as of August 29, 1996.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party in various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's business and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 MARKET FOR COMMON STOCK

  Micron Technology, Inc.'s common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1996 and 1995, as reported by The Wall Street Journal. All stock prices have been restated to reflect a 2 for 1 stock split (to shareholders of record as of May 4, 1995) effected in the form of a stock dividend.

                                              HIGH     LOW
                                             ------- -------
           1996:
             4th quarter.................... $32.125 $17.250
             3rd quarter....................  38.375  28.500
             2nd quarter....................  54.750  30.875
             1st quarter....................  94.375  47.750
           1995:
             4th quarter.................... $78.000 $44.750
             3rd quarter....................  50.750  32.563
             2nd quarter....................  33.125  19.938
             1st quarter....................  21.625  15.250

 HOLDERS OF RECORD

  As of August 29, 1996, there were 12,379 shareholders of record of the Company's Common Stock.

 DIVIDENDS

  The Company declared and paid cash dividends totaling $0.15 during fiscal 1996, $0.15 during fiscal 1995 and $0.06 in fiscal 1994. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

                                         1996     1995     1994    1993   1992
                                       -------- -------- -------- ------ ------
                                         (AMOUNTS IN MILLIONS, EXCEPT FOR PER
                                                     SHARE DATA)
Net sales............................. $3,653.8 $2,952.7 $1,628.6 $828.3 $506.3
Gross margin..........................  1,455.4  1,624.0    839.2  311.1  116.0
Operating income......................    944.5  1,308.0    625.1  167.1   13.9
Net income............................    593.5    844.1    400.5  104.1    6.6
Fully diluted earnings per share......     2.76     3.90     1.90   0.51   0.03
Cash dividend declared per share......     0.15     0.15     0.06   0.01   0.01
Current assets........................    964.0  1,274.1    793.2  440.1  227.0
Property, plant and equipment, net....  2,708.1  1,385.6    663.5  437.8  396.3
Total assets..........................  3,751.5  2,774.9  1,529.7  965.7  724.5
Current liabilities...................    664.5    604.8    274.2  210.8  106.1
Long-term debt........................    314.6    129.4    124.7   54.4   61.5
Shareholders' equity..................  2,502.0  1,896.2  1,049.3  639.5  511.2

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended August 29, 1996, August 31, 1995 or September 1, 1994, unless otherwise indicated.

OVERVIEW

  The Company designs, develops, manufactures and markets semiconductor memory products, primarily DRAM, for use in PCs. Through its majority-owned subsidiary, MEI, the Company also designs, develops, markets, manufactures and supports Micron brand PC systems, and operates a contract manufacturing and component recovery business.

  The Company's semiconductor memory products are commodity products, the price and profitability of which are highly dependent on overall supply-demand dynamics in the industry. Historically, the semiconductor memory industry has experienced declines in average selling prices commensurate with the industry's ability to reduce cost per megabit. Consequently, the Company's operating results are significantly affected by the Company's ability to reduce cost per megabit commensurate with, or at a rate greater than, reductions in average selling prices. Cost reductions are effected through design and ramp up of shrink products, maximizing yield of good die produced and maximizing equipment capacity utilization. The Company's gross margins from fiscal 1993 through fiscal 1995 benefited from the Company's ability to effect such cost reductions while DRAM average sales prices remained relatively stable. From December 1995 through August 1996, the average selling price of the Company's 4 Meg DRAM fell 78% as industry supply exceeded demand. Gross margins for the three fiscal quarters ended August 29, 1996 decreased sequentially as a result of the sharp decline in average selling prices for semiconductor memory products at a rate exceeding the Company's ability to effect cost reductions for such products.

  As DRAM prices have fallen and as unit shipments of PC systems have increased, the Company's consolidated operating results have been increasingly affected by the results of the PC operations of MEI. While sales of PC systems, less the sales of the Company's semiconductor memory included therein, constituted approximately 31% of the Company's total net sales for fiscal 1996, such sales in the fourth quarter of fiscal 1996 constituted approximately 50% of the Company's total net sales. Unit sales of PC systems increased in fiscal 1996 compared to fiscal 1995 principally due to increased name recognition and market acceptance of Micron brand PC products. While sales of PC systems generally continued to have a lower gross margin percentage than sales of the Company's semiconductor memory products in 1996, the gross margin percentage on sales of PC systems increased in 1996 compared to 1995 and was higher than the gross margin percentage on sales of semiconductor memory products in the fourth quarter of fiscal 1996. Any reduction in MTI's ownership percentage of MEI, whether caused by future dispositions of shares of common stock of MEI by MTI or issuances of shares of common stock by MEI, will have the effect of reducing MTI's share of future results of operations of MEI.

RESULTS OF OPERATIONS

  Net income for 1996 was $593 million, or $2.76 per fully diluted share, on net sales of $3,654 million. The higher level of net sales in 1996 principally resulted from increased production of semiconductor memory products and an increase in PC system sales, which were offset in part by a sharp decline in average selling prices for semiconductor memory products. The decrease in average selling prices for the Company's semiconductor memory products in 1996 at a rate faster than the Company's reductions in cost per megabit resulted in lower net income in 1996 as compared to 1995. Net income for 1995 was $844 million, or $3.90 per fully diluted share, on net sales of $2,953 million.

  The Company's results of operations in fiscal 1996 were adversely affected by a restructuring charge of $29.6 million associated with the discontinuation of sales of ZEOS brand PC systems and the closing of the related PC manufacturing operations in Minneapolis, Minnesota.

 NET SALES

  The following table presents the Company's net sales by principal product or service. The caption "Other" principally includes revenue from contract manufacturing and from module assembly services. Net sales of semiconductor memory products include sales of such products incorporated in MEI personal computer systems and other products. Corresponding amounts excluded from sales of personal computer systems and other products ($183.7 million, $182.5 million and $81.6 million in 1996, 1995 and 1994, respectively) equal the aggregate purchase prices paid by MEI to MTI for semiconductor memory products.

                                 1996                 1995                 1994
                         -------------------- -------------------- --------------------
                         NET SALES % OF TOTAL NET SALES % OF TOTAL NET SALES % OF TOTAL
                         --------- ---------- --------- ---------- --------- ----------
                                             (DOLLARS IN MILLIONS)
Semiconductor memory
 products............... $2,210.0      60%    $2,287.0      77%    $1,367.5      84%
Personal computer
 systems................  1,128.3      31        429.1      15         73.7       5
Other...................    315.5       9        236.6       8        187.4      11
                         --------     ---     --------     ---     --------     ---
  Total net sales....... $3,653.8     100%    $2,952.7     100%    $1,628.6     100%
                         ========             ========             ========

  Net sales in 1996 increased by 24% over 1995, principally due to a higher level of production of semiconductor memory and a higher level of net sales of PC systems. The effect on net sales of increased production of semiconductor memory products was offset by a sharp decline in average selling prices. Net sales of semiconductor memory products declined as a percentage of total net sales to 60% in 1996 from 77% in 1995, due to the sharp decline in average selling prices for semiconductor memory products and continued growth of the Company's PC system sales. The Company's principal product in 1996 was the 4 Meg DRAM, which comprised approximately 87% of the net sales of the semiconductor memory products, and 53% of total net sales. Net sales of the 4 Meg DRAM were 87% and 76% of net sales of semiconductor memory products in 1995 and 1994, respectively. In 1996, total megabits produced increased approximately 95% and megabits shipped increased by approximately 77% from 1995 levels. These increases were principally due to the conversion of FAB III to 8-inch wafers, ongoing transitions to successive shrink versions of existing memory products, particularly the 4 Meg DRAM, a 17% increase in total wafer outs, a shift in the Company's mix of semiconductor memory products to a higher average density and enhanced yields on existing memory products.

  Net sales of PC systems, less sales to MEI of the Company's semiconductor memory included therein, increased to approximately 31% of the Company's total net sales for 1996 from 15% and 5% in 1995 and 1994, respectively, primarily due to significantly higher unit sales of PC systems and, to a lesser extent, higher average selling prices for PC systems. Unit sales of PC systems increased in 1996 compared to 1995, principally due to increased name recognition and market acceptance of Micron brand desktop PC products. Increased sales to governmental entities and increased sales of notebook systems also contributed to higher overall unit sales.

  Net sales in 1995 increased by 81% compared to 1994 principally due to relatively stable prices for semiconductor memory products and the comparatively higher volume of semiconductor memory produced in 1995. Total megabits produced increased by approximately 74% in 1995 compared to 1994, principally as a result of ongoing transitions to successive shrink versions of then existing products, a shift in the Company's mix of semiconductor memory products to a higher average density and enhanced yields on then existing memory products. Net sales of PC systems, less the value of the Company's semiconductor memory included therein, increased to approximately 15% of the Company's total net sales for 1995 from 5% in 1994. PC system sales increased principally due to increased demand for the Company's PC systems as a result of greater brand name recognition and market acceptance of such products.

 GROSS MARGIN

                                     1996    % CHANGE    1995    % CHANGE  1994
                                   --------  --------  --------  -------- ------
                                             (DOLLARS IN MILLIONS)
Gross margin...................... $1,455.4   (10.4)%  $1,624.0    93.5%  $839.2
as a % of net sales...............     39.8%               55.0%            51.5%

  The Company's gross margin percentage in 1996 was lower than in 1995 primarily as a result of lower average selling prices for semiconductor memory products and higher net sales of PC systems as a percentage of total net sales. The Company's gross margin percentage on sales of semiconductor memory products for 1996 was 56%, compared to 65% and 57% in 1995 and 1994, respectively. The lower gross margin percentage on sales of semiconductor memory products in 1996 was principally due to a sharp decline in average selling prices for such products as compared to more gradual decreases in per megabit manufacturing costs. Decreases in the Company's manufacturing costs per megabit were achieved through significant increases in volume production which principally resulted from greater number of die per wafer achieved through conversion of Fab III to 8-inch wafers, transitions to shrink versions of existing products, improved manufacturing yields, increased wafer output and a shift in the Company's mix of semiconductor memory products to higher density devices. The lower gross margin percentage on sales of semiconductor memory products in 1996 was partially offset by the effect of a net reduction of approximately $55.0 million in accruals recorded in prior years relating to product and process rights contingencies for both semiconductor and personal computer operations.

  Sales of PC systems generally had a lower gross margin percentage than sales of the Company's semiconductor memory products in 1996. However, the gross margin percentage on sales of PC systems increased in 1996 compared to 1995 primarily as a result of improved component costs and improved inventory management. In addition, increased sales of notebook PC products favorably affected the gross margin percentage on sales of PC systems. While sales of PC systems generally continued to have a lower gross margin percentage than sales of the Company's semiconductor memory products in fiscal 1996, the gross margin percentage on sales of PC systems was higher in the fourth quarter of fiscal 1996 than the gross margin percentage on sales of semiconductor memory products.

  Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date and costs of product and process technology licensing arrangements. Product and process technology costs decreased as a percentage of total net sales in 1996 principally due to the higher level of net sales of PC systems in 1996 which are subject to generally lower royalty costs compared to the Company's semiconductor memory products, and due to the resolution of contingencies for product and process technology rights.

  The slight increase in gross margin percentage for 1995 compared to 1994 was principally due to relatively stable prices as compared to reductions in cost per megabit of memory sold for DRAM products. Reductions in cost per megabit of memory sold were realized primarily from a combination of increased wafer output, yield improvements, die shrinks and transitions to generally higher density memory products. This slight increase in gross margin percentage was offset in part by higher net sales of PC systems as a percentage of net sales. Sales of PC systems generally had a lower gross margin percentage than sales of the Company's semiconductor memory products in 1995.

 SELLING, GENERAL AND ADMINISTRATIVE

                                  1996   % CHANGE  1995   % CHANGE  1994
                                 ------  -------- ------  -------- ------
                                         (DOLLARS IN MILLIONS)
Selling, general and
 administrative................. $289.4    54.6%  $187.2    43.2%  $130.7
as a % of net sales.............    7.9%             6.3%             8.0%

  The higher level of selling, general and administrative expenses for 1996 as compared to 1995 principally resulted from a higher level of personnel costs associated with the increased number of administrative employees and sales and technical support employees in the Company's PC operations and, to a lesser extent, increased legal costs associated with the development and resolution of product and process technology rights and contingencies, advertising costs for the Company's PC operations and depreciation expense resulting from the addition of new computer equipment in late 1995 and 1996. In addition, selling, general and administrative expenses for 1996 reflect an approximate $21 million pretax gain from the disposal of equipment, compared to a $7 million pretax gain in 1995. During the fourth quarter of fiscal 1996, the Company charged operations with a $9 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems.

  The higher level of selling, general and administrative expenses for 1995 as compared to 1994 principally resulted from a higher level of personnel costs associated with the Company's profit sharing programs, an increased number of administrative employees and, to a lesser extent, increased advertising costs and credit card processing fees associated with the increased level of sales from the Company's PC operations. Such increases were partially offset by a reduction in legal fees compared to 1994 primarily resulting from the Company's resolution of product and process technology rights contingencies.

 RESEARCH AND DEVELOPMENT

                                     1996   % CHANGE  1995   % CHANGE 1994
                                    ------  -------- ------  -------- -----
                                            (DOLLARS IN MILLIONS)
Research and development........... $191.9    49.0%  $128.8    54.4%  $83.4
as a % of net sales................    5.3%             4.4%            5.1%

  Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. The Company's research and development efforts are currently focused principally on further development of shrink versions of the 16 Meg DRAM. Development efforts are also focused on 16 Meg and 64 Meg SDRAM and a move from .35 (mu) process technology to .25 (mu) and .18 (mu) process technology. Other research and development efforts are currently devoted to design of the 64 Meg, 256 Meg and 1 Gig DRAMs, and design and development of new technologies including remote intelligent communications products and Flash semiconductor memory products.

 INCOME TAX PROVISION

                                           1996  % CHANGE   1995  % CHANGE  1994
                                          ------ --------  ------ -------- ------
                                                  (DOLLARS IN MILLIONS)
Income tax provision..................... $357.0  (29.5)%  $506.4   125%   $225.3

  The effective tax rate for 1996 was 37.6%, which primarily reflects the statutory corporate tax rate and the net effect of state taxation. The effective tax rates for 1995 and 1994 were 37.5% and 36.0%, respectively. The changes in the effective tax rates were principally due to the change in the mix of income among taxing jurisdictions and the utilization of state tax credits as a percentage of pretax income. State income taxes have been reduced by state tax credits. As of June 1996, MEI was not consolidated with MTI for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  As of August 29, 1996, the Company had cash and liquid investments totaling $287 million, representing a decrease of $269 million during 1996. Approximately $115 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated from operations by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI.

  The Company's principal sources of liquidity during 1996 were cash flows from operations of $1,061 million, equipment financing of $273 million and net borrowings under the Company's bank credit agreements of $90 million. The principal uses of funds in 1996 were $1,426 million for property, plant and equipment and $281 million for repayments of equipment contracts and long-term debt.

  Cash flows from operations for fiscal 1996 were slightly higher than cash flows from operations in fiscal 1995. Cash flows from operations are significantly affected by average selling prices and variable cost per megabit for the Company's semiconductor memory products. For example, the Company estimates that each reduction in average selling prices of $0.25 per megabit reduced the Company's cash flows by approximately $200 million in fiscal 1996. In the future, to the extent that the Company's level of production increases, similar price decreases may have an even more significant impact. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease costs per megabit, and as a result the Company's cash flows were significantly adversely affected, particularly in the second half of fiscal 1996. In the event that average selling prices were to continue to decline faster than the rate at which the Company is able to decrease costs of production, the Company may not be able to generate sufficient cash flows from operations to sustain operations.

  As of August 29, 1996, the Company had contractual commitments extending through calendar year 1997 of approximately $170 million for equipment purchases and approximately $9 million for the construction of facilities. The Company believes continuing investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology are necessary to support future growth, achieve operating efficiencies, and enhance product quality. The Company anticipates that it will need to spend approximately $500 million in fiscal 1997 to continue its capacity enhancement program. However, due to current market conditions the Company may not have sufficient internal sources of liquidity to continue its capacity enhancement program. As a result, in order to continue its capacity enhancement program as planned, the Company may need to secure additional financing from external sources. As of year end, the Company was evaluating a number of financing alternatives. There can be no assurance that external sources of liquidity will be available to fund the Company's ongoing operations or expansion, diversification and capital improvements in accordance with the Company's capacity enhancement program. The failure to obtain external sources of liquidity would hinder the Company's ability to make continued investments in its capacity enhancement program, which could materially adversely affect the Company's business and results of operations.

  During the third quarter of 1996, the Company established a $500 million revolving credit agreement expiring in May 1999. The credit facility was amended in the fourth quarter of 1996 to reduce the total potential borrowing to $400 million and to modify the covenants to reflect changes in industry conditions. As of August 29, 1996, the Company had borrowings of $90 million outstanding under the facility. The amended agreement contains certain restrictive covenants and conditions including a borrowing base tied to the Company's accounts receivable, an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") covenant, and a maximum net loss covenant. The Company was not in compliance with the EBITDA covenant at the end of the third fiscal quarter, at which time the Company obtained a waiver. As of August 29, 1996 the Company was in compliance with all bank covenants and conditions. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions or be able to borrow the full amount of the credit facility.

  The Company's majority-owned subsidiary, MEI, has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40 million. As of August 29, 1996, there were no borrowings outstanding under the agreement. Borrowings are limited based on the amount of

MEI's eligible receivables. As of August 29, 1996, MEI was eligible to borrow the entire $40 million pursuant to the agreement.

CERTAIN FACTORS

  In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

 VOLATILITY OF THE SEMICONDUCTOR MEMORY INDUSTRY; RECENT MARKET CONDITIONS

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, rapid changes in market prices and volatile market conditions. Historically, the semiconductor industry has been highly cyclical, particularly in the market for DRAM products, which are the Company's primary semiconductor memory products. The selling prices for the Company's semiconductor memory products fluctuate significantly with changes in the balance of supply and demand for these commodity products. Market conditions through the end of fiscal 1996 indicated that growth in worldwide supply outpaced growth in demand. Many of the Company's competitors have recently added significant capacity for the production of semiconductor memory components. The amount of capacity placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing.

  Average sales prices for 4 Meg DRAM, the Company's primary product, declined approximately 78% from early December 1995 to late August 1996, while industry-wide average sales prices for 16 Meg DRAM products declined approximately 75% for the same period. There can be no assurance that the rate of decline of average sales prices will lessen or that market conditions will improve in the foreseeable future. These declines have had a material adverse effect on the Company's business and results of operations. Further declines in average sales prices for the Company's DRAM products could have a material adverse effect on the Company's business and results of operations.

 DEPENDENCE ON PERSONAL COMPUTER INDUSTRY; CUSTOMER CONCENTRATION

  DRAMs are the most widely used semiconductor memory component in most personal computer systems. Approximately 75% of the Company's sales of semiconductor memory products during the fourth quarter of fiscal 1996 were into the PC or peripheral markets. The Company believes that the rate of growth in overall worldwide sales of PC systems has declined and may remain below prior years' growth rates for the foreseeable future. In addition, the growth rate in the amount of semiconductor memory per PC system may decrease in the future as well. Should demand for PC systems decrease or the growth rate in the amount of memory per PC system decrease, growth in demand for semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

  Approximately 22% of the Company's net sales for fiscal 1996 were to the Company's top five customers. As a result of this concentration of the Company's customer base, loss or cancellation of business from any of these major PC system customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's business and results of operations. Certain of MTI's key semiconductor memory customers compete directly with MEI in the sale of PC systems, and there can be no assurance that in the future such customers will, as a result of this competition with MEI, continue to purchase the Company's semiconductor memory products. A loss of any of these customers could have a material adverse effect on the Company's business and results of operations.

 FLUCTUATIONS IN OPERATING RESULTS

  The Company's past operating results have been, and its future operating results may be, subject to annual and quarterly fluctuations as a result of a wide variety of factors, including, without limitation, the cyclical nature of the semiconductor memory industry, the introduction and announcement of new products and process technologies by the Company or its competitors, pricing pressures, the speed in which the Company reduces costs for any particular new product, fluctuations in manufacturing yields, changes in product mix, the cost and availability of raw materials and general worldwide economic conditions. During the three fiscal quarters ended August 29, 1996, DRAM market conditions were characterized by excess supply over demand, resulting in declining prices. Any additional price declines for memory products in the future, either due to increased supply or decreased demand, could have an adverse effect on the Company's business and results of operations.

  The Company's operating results are also significantly impacted by the operating results of its consolidated subsidiaries, in particular MEI. As DRAM prices have fallen and as unit shipments of PC systems have increased, MTI's consolidated results of operations have been increasingly affected by MEI's results of operations. While sales of PC systems, less sales to MEI of MTI's semiconductor memory products included therein, constituted approximately 31% of MTI's total net sales for fiscal 1996, such sales in the fourth quarter of fiscal 1996 constituted approximately 50% of MTI's total net sales. MEI's past operating results have been, and its future operating results may be, subject to fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, the timing of new product introductions by MEI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition, fluctuating component costs, inventory obsolescence, critical component availability, seasonal cycles common in the personal computer industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, changes in product mix, manufacturing and production constraints and the timing of orders from and shipments to OEM customers.

 MANUFACTURING RISKS AND VOLUME PRODUCTION

  The manufacturing of the Company's semiconductor memory products is a complex process and involves a number of precise steps, including wafer fabrication, assembly in a variety of packages, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques. The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and increase capacity. The Company has completed the conversion of Fab III to process 8-inch wafers and is continuing the conversion of Fab I to process 8-inch wafers, with completion anticipated prior to the end of calendar year 1996. There can be no assurance that the Company will not experience an interruption of its manufacturing processes or experience decreases in manufacturing yield as a result of conversions of wafer process technology. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, equipment does not consistently perform flawlessly and minute impurities, defects in the photo masks, or other difficulties in the process may cause a substantial percentage of the wafers to be rejected or individual circuits to be nonfunctional. The success of the Company's manufacturing operation will be largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable high-quality circuits. In addition, the Company's manufacturing yields could be adversely affected in the event of future power outages similar to the power outages that have affected the Pacific Northwest during calendar year 1996. There can be no assurance that the Company will not experience decreases in manufacturing yields as a result of any such manufacturing problems.

  Completion of MTI's semiconductor manufacturing facility in Lehi, Utah is on indefinite hold as a result of the decline in average selling prices for semiconductor memory products. As of August 29, 1996, MTI had invested approximately $600 million in the Lehi facility. The cost to complete the Lehi facility is estimated to approximate $1.5 billion. There can be no assurance that MTI will be able to fund the completion of the Lehi manufacturing facility. The failure by MTI to complete the facility would likely result in MTI being required to write off all or a portion of the facility's cost, which, if required, could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that MTI will successfully commence manufacturing at the Lehi facility in a manner that enables it to take advantage of the improved market conditions. Any such failure to respond to improved market conditions could have a material adverse effect on MTI's business and results of operations.

  As a result of the significant investment in facilities and equipment associated with the production of DRAM products and the industry's history of declining average sales prices as products mature, the Company must produce and sell its DRAM products in significant volume and continue to reduce per megabit manufacturing costs in order to achieve profitability. There can be no assurance that revenues derived from sales of MTI's products will be sufficient to cover current fixed costs. In order to achieve profitability, the Company must continue to significantly increase its output of semiconductor memory.

 LIQUIDITY AND FUTURE CAPITAL NEEDS

  DRAM manufacturers generally have substantial ongoing capital requirements to maintain or increase manufacturing capacity. Historically, the Company has reinvested substantially all of its cash flow from operations in capacity expansion and improvement programs. The Company's cash flows from operations are significantly affected by average selling prices and variable cost per megabit for the Company's semiconductor memory products. For example, the Company estimates that each reduction in average selling price of $0.25 per megabit reduced the Company's cash flows by approximately $200 million in fiscal 1996. In the future, to the extent that the Company's level of production increases, similar price decreases may have an even more significant impact. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease costs per megabit, and as a result the Company's cash flows were significantly adversely affected, particularly in the second half of fiscal 1996. In the event that average selling prices were to continue to decline faster than the rate at which the Company is able to decrease costs of production, the Company may not be able to generate sufficient cash flows from operations to sustain operations. The Company anticipates that it will need to spend approximately $500 million in fiscal 1997 to continue its capacity enhancement program. However, due to current market conditions the Company may not have sufficient internal sources of liquidity to continue its capacity enhancement program. As a result, in order to continue its capacity enhancement program as planned, the Company may need to secure additional financing from external sources. As of year end, the Company was evaluating a number of financing alternatives. There can be no assurance that external sources of liquidity will be available to fund the Company's ongoing operations or the Company's capacity enhancement program. In addition, cash generated from operations by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI. The failure to obtain financing would hinder the Company's ability to make continued investments in its capacity enhancement program, which could materially adversely affect the Company's business and results of operations. The Company was not in compliance with one of its financial covenants under its revolving credit agreement at the end of the third fiscal quarter of 1996, at which time the Company obtained a waiver. As of August 29, 1996 the Company was in compliance with its covenants and conditions under the revolving credit agreement. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions or be able to borrow the full amount of the credit facility.

 PRODUCT DEVELOPMENT

  From time to time, the Company has experienced volatility in its manufacturing yields, as it has encountered difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The Company is continuing the transition of its primary semiconductor memory products from the relatively mature 4 Meg DRAM to the 16 Meg DRAM. The conversion to the 16 Meg DRAM is expected to occur in late calendar year 1996. The Company is developing various SDRAM products which are expected to be ready for volume production in fiscal 1998, as the Company expects a gradual transition by computer manufacturers to faster types of DRAM-based main memory, including but not limited to SDRAM, over the next several years.
During periods of transition to new generation products, including the transition to the 16 Meg DRAM, the Company's gross margins have been adversely affected and there can be no assurance that they will not continue to be adversely affected as a result of the continuing transition to the 16 Meg DRAM or the transition to the SDRAM product. Rapid technological change and intense price competition place a premium on both new product and new process development efforts. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development expenses vary primarily with the number of wafers and personnel dedicated to new product and process development. The Company's research and development efforts are currently focused principally on further development of shrink versions of the 16 Meg DRAM. Development efforts are also focused on 16 Meg and 64 Meg SDRAM and a move from .35 (mu) process technology to .25 (mu) and .18 (mu) process technology. Other research and development efforts are currently devoted to design of the 64 Meg, 256 Meg and 1 Gig DRAMs, and design and development of new technologies including remote intelligent communications products and Flash semiconductor memory products. There can be no assurance that the Company will be successful in shrinking the 16 Meg DRAM as fast as its competitors, or that the Company's competitors will not be able to develop and offer 64 Meg or 256 Meg DRAM products before the Company is able to bring comparable products to market. The Company's ability to reduce costs per megabit of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance. In the event that the Company is unable to decrease costs per megabit for semiconductor memory products at a rate equal to the rate of decline in selling prices for such products, the Company's business and results of operations will be adversely impacted.

 COMPETITION

  The Company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Fujitsu, Ltd., Hitachi, Ltd., Hyundai Electronics, Co., Ltd., Mitsubishi Electronic Corp., Motorola, Inc., NEC Corp., Samsung Semiconductor, Inc., LG Semicon, Texas Instruments Incorporated and Toshiba Corporation. The Company has captured only a small percentage of the semiconductor memory market and may be at a disadvantage in competing against larger manufacturers with significantly greater capital resources or manufacturing capacities, larger engineer and employee bases, larger portfolios of intellectual property, and more diverse product lines that provide cash flows counter cyclical to fluctuations in semiconductor memory operations. The Company's larger competitors also have long-term advantages over MTI in research and new product development and in their ability to withstand periodic downturns in the semiconductor memory market. The Company believes that its competition has sufficient resources and manufacturing capacity to influence market pricing. Many of the Company's competitors have recently added new wafer fabrication facilities, significantly increasing worldwide capacity for the production of semiconductor memory products, resulting in downward price pressures on semiconductor memory products.

 INTELLECTUAL PROPERTY MATTERS

  The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that the technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements, some of which expire at the end of calendar year 1996. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation. Any determination that the Company's manufacturing processes or products have infringed on the product or process rights held by others could have a material adverse effect on the Company's business and results of operations. Further, adverse determinations could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business and results of operations.

  The Company intends to continue to pursue patent, trade secret and mask work protection for its semiconductor process technologies and designs. To that end, the Company has obtained certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes, as appropriate. The process of seeking patent protection can be long and expensive, and there is no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In particular, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented. The Company also relies on trade secret protection for its technology, in part through confidentiality agreements with its employees, consultants and third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States.

 STATE TAXATION

  Several states have enacted legislation which would require out of state direct marketers to collect and remit sales and use taxes based on certain limited contacts with the state. Taxation authorities in certain states have, from time to time, solicited information from the Company to determine whether the Company has sufficient contacts with such states to require payment of sales and use taxes on its PC systems sold to customers in those states. The Company could be required to pay sales and use taxes and income and franchise taxes related to the Company's operations in prior periods, which could have a material adverse effect on the Company's business and results of operations. In addition, the Company may be increasing its contacts and presence in various states as it pursues its business strategies. As a result of its contacts, the Company may be required to collect and remit sales and use taxes in the future, which could materially adversely affect the Company's business and results of operations.

 DEPENDENCE ON LIMITED SOURCES OF SUPPLY

  Raw materials utilized by the Company's semiconductor manufacturing operation generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but there are only a limited number of suppliers capable of delivering certain raw materials that meet the Company's specifications. Additionally, the availability of raw materials may decline due to the overall increase in world-wide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor manufacturing operations. Interruption of any one raw material source could have a material adverse effect on the Company's business and results of operations.

 DEPENDENCE ON KEY PERSONNEL

  The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. In recent periods, the Company has experienced increased recruitment of its existing personnel by other employers. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. On September 30, 1996, MTI announced that Tyler A. Lowrey, previously the Chief Operations Officer and a director of MTI, had resigned as a director and will no longer serve as Chief Operations Officer. There can be no assurance that any of MTI's key personnel will remain employed by MTI. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

 ENVIRONMENTAL REGULATIONS

  The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject MTI to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's business and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Financial Statements:
  Consolidated Statements of Operations for Fiscal Years Ended August 29,
   1996,
   August 31, 1995, and September 1, 1994.................................  28
  Consolidated Balance Sheets as of August 29, 1996, and August 31, 1995..  29
  Consolidated Statements of Shareholders' Equity for Fiscal Years Ended
   August 29, 1996, August 31, 1995, and September 1, 1994................  30
  Consolidated Statements of Cash Flows for Fiscal Years Ended August 29,
   1996,
   August 31, 1995, and September 1, 1994.................................  31
  Notes to Consolidated Financial Statements..............................  32
  Report of Independent Accountants.......................................  43

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                              FISCAL YEAR ENDED
                              -------------------------------------------------
                              AUGUST 29, 1996 AUGUST 31, 1995 SEPTEMBER 1, 1994
                              --------------- --------------- -----------------
Net sales...................     $3,653.8        $2,952.7         $1,628.6
Costs and expenses:
  Cost of goods sold........      2,198.4         1,328.7            789.4
  Selling, general and ad-
   ministrative.............        289.4           187.2            130.7
  Research and development..        191.9           128.8             83.4
  Restructuring charge......         29.6             --               --
                                 --------        --------         --------
    Total costs and ex-
     penses.................      2,709.3         1,644.7          1,003.5
                                 --------        --------         --------
Operating income............        944.5         1,308.0            625.1
Gain from merger transac-
 tion.......................          --             29.0              --
Interest income, net........         14.3            25.0              5.7
Minority interests..........         (8.3)          (11.5)            (5.0)
Income before income taxes..        950.5         1,350.5            625.8
Income tax provision........        357.0           506.4            225.3
                                 --------        --------         --------
Net income..................     $  593.5        $  844.1         $  400.5
                                 ========        ========         ========
Earnings per share:
  Primary...................     $   2.76        $   3.95         $   1.92
  Fully diluted.............         2.76            3.90             1.90
Number of shares used in per
 share calculation:
  Primary...................        215.0           213.9            208.9
  Fully diluted.............        215.0           216.2            210.4


    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT FOR PAR VALUE DATA)

                                                                  AS OF
                                                          ---------------------
                                                          AUGUST 29, AUGUST 31,
                                                             1996       1995
                                                          ---------- ----------
                         ASSETS
Cash and equivalents.....................................  $  276.1   $  128.1
Liquid investments.......................................      10.7      427.7
Receivables..............................................     347.4      455.4
Inventories..............................................     251.4      204.8
Prepaid expenses.........................................      13.4        9.1
Deferred income taxes....................................      65.0       49.0
                                                           --------   --------
  Total current assets...................................     964.0    1,274.1
Product and process technology, net......................      43.2       41.6
Property, plant and equipment, net.......................   2,708.1    1,385.6
Other assets.............................................      36.2       73.6
                                                           --------   --------
    Total assets.........................................  $3,751.5   $2,774.9
                                                           ========   ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses....................  $  423.7   $  502.3
Short-term debt..........................................      90.0        --
Deferred income..........................................       7.8       16.4
Equipment purchase contracts.............................      67.8       59.6
Current portion of long-term debt........................      75.2       26.5
                                                           --------   --------
  Total current liabilities..............................     664.5      604.8
Long-term debt...........................................     314.6      129.4
Deferred income taxes....................................     157.4       93.3
Non-current product and process technology...............      43.5        3.6
Other liabilities........................................      15.7        9.4
                                                           --------   --------
    Total liabilities....................................   1,195.7      840.5
                                                           --------   --------
Minority interests.......................................      53.8       38.2
Commitments and contingencies
Common stock, $0.10 par value, authorized 1.0 billion
 shares, issued and outstanding 208.8 million and 206.4
 million shares, respectively............................      20.9       20.6
Additional capital.......................................     434.7      391.5
Retained earnings........................................   2,046.4    1,484.1
                                                           --------   --------
  Total shareholders' equity.............................   2,502.0    1,896.2
                                                           --------   --------
    Total liabilities and shareholders' equity...........  $3,751.5   $2,774.9
                                                           ========   ========

    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (DOLLARS AND SHARES IN MILLIONS)

                                          FISCAL YEAR ENDED
                          -----------------------------------------------------
                          AUGUST 29, 1996  AUGUST 31, 1995  SEPTEMBER 1, 1994
                          ---------------  ---------------  -------------------
                          SHARES  AMOUNT   SHARES  AMOUNT    SHARES    AMOUNT
                          ------ --------  ------ --------  --------  ---------
COMMON STOCK
Balance at beginning of
 year...................  206.4  $   20.6  101.9  $   10.2      40.1  $     4.0
Stock sold..............    0.4       0.1    0.2       0.0       0.1        0.0
Stock option plan.......    2.0       0.2    1.4       0.1       0.8        0.1
Stock split.............    --        --   102.9      10.3      60.9        6.1
                          -----  --------  -----  --------  --------  ---------
Balance at end of year..  208.8  $   20.9  206.4  $   20.6     101.9  $    10.2
                          =====  ========  =====  ========  ========  =========
ADDITIONAL CAPITAL
Balance at beginning of
 year...................         $  391.5         $  368.3            $   353.0
Stock sold..............             11.1              5.6                  1.9
Stock option plan.......             11.5             14.3                  8.9
Tax effect of stock pur-
 chase plans............             20.6             13.6                 10.6
Stock split.............              --             (10.3)                (6.1)
                                 --------         --------            ---------
Balance at end of year..         $  434.7         $  391.5            $   368.3
                                 ========         ========            =========
RETAINED EARNINGS
Balance at beginning of
 year...................         $1,484.1         $  670.8            $   282.5
Net income..............            593.5            844.1                400.5
Dividends paid..........            (31.2)           (30.8)               (12.2)
                                 --------         --------            ---------
Balance at end of year..         $2,046.4         $1,484.1            $   670.8
                                 ========         ========            =========


    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                    FISCAL YEAR ENDED
                                            -----------------------------------
                                            AUGUST 29,  AUGUST 31, SEPTEMBER 1,
                                               1996        1995        1994
                                            ----------  ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $   593.5    $  844.1    $  400.5
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation............................      363.7       199.0       138.8
  Decrease (increase) in receivables......      107.5      (197.9)      (81.0)
  Increase in inventories.................      (61.1)      (76.0)      (17.9)
  Increase (decrease) in accounts payable
   and accrued expenses...................      (80.6)      249.4        45.2
  Increase in non-current product and
   process liability......................       40.0         2.1         0.5
  Restructuring charge....................       29.6         --          --
  Gain from equipment sales...............      (20.7)       (7.4)       (3.3)
  Increase in deferred income taxes.......       48.1        24.8         2.7
  Gain from merger transaction............        --        (29.0)        --
  Other...................................       40.5        29.7        72.0
                                            ---------    --------    --------
Net cash provided by operating activi-
 ties.....................................    1,060.5     1,038.8       557.5
                                            ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and
 equipment................................   (1,425.9)     (730.0)     (251.0)
Purchase of available-for-sale and held-
 to-maturity securities...................     (194.6)     (719.6)     (403.6)
Proceeds from sales and maturities of se-
 curities.................................      613.8       651.8       185.3
Proceeds from sale of equipment...........       33.8        13.7         8.7
Other.....................................       (7.5)       13.5       (19.2)
                                            ---------    --------    --------
Net cash used for investing activities....     (980.4)     (770.6)     (479.8)
                                            ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt..      264.7        62.4       119.2
Net proceeds from borrowings on lines of
 credit...................................       90.0         --          --
Payments on equipment purchase contracts..     (226.1)     (202.5)     (119.3)
Repayments of long-term debt..............      (54.9)      (63.4)      (46.2)
Proceeds from issuance of common stock....       25.1        18.4        12.1
Payment of dividends......................      (31.2)      (30.8)      (12.2)
Other.....................................        0.3        (2.6)       (0.4)
                                            ---------    --------    --------
Net cash provided by (used for) financing
 activities...............................       67.9      (218.5)      (46.8)
                                            ---------    --------    --------
Net increase in cash and equivalents......      148.0        49.7        30.9
Cash and equivalents at beginning of
 year.....................................      128.1        78.4        47.5
                                            ---------    --------    --------
Cash and equivalents at end of year.......  $   276.1    $  128.1    $   78.4
                                            =========    ========    ========
Supplemental disclosures
Income taxes paid, net....................  $  (403.4)   $ (438.6)   $ (197.4)
Interest paid, net of amounts capital-
 ized.....................................      (12.3)       (9.5)       (6.6)
Noncash investing and financing activi-
 ties:
  Equipment acquisitions on contracts
   payable and capital leases.............      273.0       230.8       125.6
  Assets acquired, net of cash and
   liabilities assumed in merger
   transaction............................        --         26.0         --

    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (ALL TABULAR DOLLAR AND SHARE AMOUNTS ARE STATED IN MILLIONS)

SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Micron Technology, Inc. and its domestic and foreign subsidiaries (the "Company"). The Company designs, develops, manufactures, and markets semiconductor memory products, primarily DRAM, for use in personal computers ("PCs"). Through its majority-owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company also designs, develops, markets, manufactures and supports Micron brand PC systems and operates a contract manufacturing and component recovery business. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Thursday closest to August 31.

  CERTAIN CONCENTRATIONS AND ESTIMATES: Approximately 80% of the Company's sales of semiconductor memory products are to the PC or peripheral markets. Certain components used by the Company in manufacturing of PC systems are purchased from a limited number of suppliers.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE RECOGNITION: Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include construction management fees earned, and revenues under cross-license agreements with third parties and under government research contracts.

  EARNINGS PER SHARE: Earnings per share are computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

  FINANCIAL INSTRUMENTS: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses, equipment purchase contracts and long-term debt are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of August 29, 1996. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, liquid investments and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the computer, telecommunications and office automation industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables for individual customers or groups of customers in any particular industry or geographic area.

                            MICRON TECHNOLOGY, INC.

  INVENTORIES: Inventories are stated at the lower of average cost or market. Cost includes labor, material and overhead costs, including product and process technology costs.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for equipment.

  PRODUCT AND PROCESS TECHNOLOGY: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized on the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years. The Company has royalty-bearing license agreements that allow it to manufacture and sell semiconductor memory devices, hardware and software. Royalty costs are accrued and included in cost of goods sold when the sale is recognized.

  ADVERTISING: Advertising costs are charged to operations as incurred.

  RECENTLY ISSUED ACCOUNTING STANDARDS: In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has not elected early adoption of SFAS 121. The Company will adopt the provisions of SFAS 121 in fiscal 1997. Adoption of SFAS 121 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

  In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." The Company has not elected early adoption of SFAS 123. The Company intends to adopt SFAS 123 in fiscal 1997. As permitted under SFAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if a fair value-based method had been applied in measuring compensation expense. As a result, adoption of SFAS 123 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

  On December 31, 1995, the company reclassified a portion of its held-to-maturity liquid investment securities to available-for-sale concurrent with the Company's adoption of the FASB's special report on implementing Statement 115, "Accounting for Certain Investments in Debt and Equity Securities."

                            MICRON TECHNOLOGY, INC.

  Certain other reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

LIQUID INVESTMENTS

                                                               8/29/96  8/31/95
                                                               -------  -------
   Available-for-sale securities:
     U.S. Government agency................................... $   1.8  $ 28.6
     State and local governments..............................     2.3     7.6
     Corporate notes..........................................     --      4.0
     Commercial paper.........................................     3.9     --
                                                               -------  ------
                                                                   8.0    40.2
   Held-to-maturity securities:
     State and local governments..............................    24.7   196.2
     Commercial paper.........................................    80.3   118.3
     U.S. Government agency...................................    12.8    88.8
     Bankers' acceptances.....................................    30.9    44.5
     Corporate notes..........................................     --     16.5
     Other....................................................     2.7     4.1
                                                               -------  ------
                                                                 151.4   468.4
                                                               -------  ------
   Total investments..........................................   159.4   508.6
   Less cash equivalents......................................  (148.7)  (80.9)
                                                               -------  ------
                                                               $  10.7  $427.7
                                                               =======  ======

  Securities classified as available-for-sale are stated at fair value which approximates cost. Securities classified as held-to-maturity are stated at amortized cost. Securities classified as available-for-sale mature within one year, and securities classified as held-to-maturity have maturities within 90 days.

RECEIVABLES

                                                               8/29/96  8/31/95
                                                               -------  -------
   Trade receivables.......................................... $288.2   $457.4
   Income taxes receivable....................................   69.1      --
   Other......................................................   17.6     14.6
   Allowance for returns and discounts........................  (18.5)    (9.2)
   Allowance for doubtful accounts............................   (9.0)    (7.4)
                                                               ------   ------
                                                               $347.4   $455.4
                                                               ======   ======

INVENTORIES

                                                               8/29/96  8/31/95
                                                               -------  -------
   Finished goods............................................. $ 54.3   $ 17.8
   Work in progress...........................................  112.8     99.1
   Raw materials and supplies.................................   84.3     87.9
                                                               ------   ------
                                                               $251.4   $204.8
                                                               ======   ======

                            MICRON TECHNOLOGY, INC.

PRODUCT AND PROCESS TECHNOLOGY

  Amortization of capitalized product and process technology costs was $13.6 million in 1996; $10.3 million in 1995; and $40.9 million in 1994. Accumulated amortization was $124.3 million and $110.7 million as of August 29, 1996, and August 31, 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT

                                                             8/29/96   8/31/95
                                                             --------  --------
   Land..................................................... $   37.3  $   34.4
   Buildings................................................    674.4     392.0
   Equipment................................................  2,073.4   1,338.4
   Construction in progress.................................    753.9     259.2
                                                             --------  --------
                                                              3,539.0   2,024.0
   Less accumulated depreciation and amortization...........   (830.9)   (638.4)
                                                             --------  --------
                                                             $2,708.1  $1,385.6
                                                             ========  ========

  As of August 29, 1996, property, plant and equipment included costs of $616.9 million of the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $577.8 million remained in construction in progress, and $13.4 million for the expansion of the Company's corporate administration building in Boise, Idaho. The completion of both projects is on indefinite hold.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                 8/29/96 8/31/95
                                                                 ------- -------
   Accounts payable............................................. $232.4  $193.2
   Salaries, wages and benefits.................................   67.3   103.2
   Product and process technology payable.......................   39.7    91.5
   Income taxes payable.........................................   22.7    72.7
   Other........................................................   61.6    41.7
                                                                 ------  ------
                                                                 $423.7  $502.3
                                                                 ======  ======

SHORT-TERM DEBT

  The Company has a revolving credit facility that provides for borrowings up to $400 million and expires in May 1999. As of August 29, 1996 the Company had borrowings of $90 million outstanding under the facility. The interest rate on borrowed funds is based on various pricing options and was 6.19% as of August 29, 1996. The agreement contains certain restrictive covenants and conditions including a borrowing base tied to the Company's accounts receivable, an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, and a maximum net loss covenant.

  The Company's majority-owned subsidiary, Micron Electronics, Inc. (MEI), has an unsecured credit facility with financial institutions providing for borrowings of up to $40 million based on the amount of MEI's eligible receivables. As of August 29, 1996, MEI was eligible to borrow $40 million pursuant to the agreement but had no borrowings outstanding.

                            MICRON TECHNOLOGY, INC.

LONG-TERM DEBT

                                                                 8/29/96  8/31/95
                                                                 -------  -------
Notes payable in periodic installments through July 2015,
 weighted average interest rate 7.28% and 6.82%, respectively..  $322.0   $ 89.3
Capitalized lease obligations payable in monthly installments through August 2002, weighted average interest rate of 7.72%
 and 8.94%, respectively.......................................    42.8      8.8
Noninterest bearing obligations, $3 million due October 1997 and $20.5 million due December 1997, weighted average imputed
 interest rate of 7.17%........................................    21.6     20.0
Noninterest bearing obligation, $19.8 million retired in May
 1996 by an offset against accounts receivable, imputed
 interest rate of 6.50%........................................     --      17.8
Notes payable, due at maturity, ranging from December 1997 to
 June 1998, weighted average interest rate of 5.30% and 5.50%,
 respectively..................................................     3.0     15.0
Noninterest bearing obligation, $0.5 million due in December
 1998, $4.5 million retired in July 1996 by cash payment and an offset against accounts receivable, imputed interest rate of
 6.25% and stated interest rate of 5.44%, respectively.........     0.4      5.0
                                                                 ------   ------
                                                                  389.8    155.9
Less current portion...........................................   (75.2)   (26.5)
                                                                 ------   ------
                                                                 $314.6   $129.4
                                                                 ======   ======

  Certain notes payable are collateralized by plant and equipment with a total cost of approximately $351.5 million and accumulated depreciation of approximately $89.1 million as of August 29, 1996. Equipment under capital leases, and the accumulated depreciation thereon, were approximately
$53.3 million and $14.3 million, respectively, as of August 29, 1996, and $16.7 million and $10.7 million, respectively, as of August 31, 1995. Maturities of long-term debt are as follows:

                                                            NONINTEREST
                                                     NOTES    BEARING   CAPITAL
   FISCAL YEAR                                      PAYABLE OBLIGATIONS LEASES
   -----------                                      ------- ----------- -------
   1997............................................ $ 66.3     $ 0.3    $ 11.1
   1998............................................   91.3      23.6       8.4
   1999............................................   62.0       --        7.4
   2000............................................   60.4       --        7.4
   2001............................................   44.6       --       15.3
   2002 and thereafter.............................    0.4       --        3.4
   Less discount and interest......................    --       (1.9)    (10.2)
                                                    ------     -----    ------
                                                    $325.0     $22.0    $ 42.8
                                                    ======     =====    ======

  Interest income in 1996, 1995, and 1994 is net of interest expense of $8.6 million, $7.3 million, and $5.8 million, respectively. Construction period interest of $7.5 million, $4.9 million and $2.6 million was capitalized in 1996, 1995 and 1994, respectively.

                            MICRON TECHNOLOGY, INC.

STOCK PURCHASE PLANS

  The Company's 1985 and 1994 Stock Option Plans ("Stock Plans") provide for the granting of incentive or nonstatutory stock options. As of August 29, 1996, there was an aggregate of 19.6 million shares of the Company's common stock available for issuance, of which 14.5 million shares have been granted, under the Stock Plans. Options are subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% during each year of employment beginning one year from date of grant and expiring six years from date of grant.

  Option activity under the Stock Plans is summarized as follows:

                                                            FISCAL YEAR ENDED
                                                          ----------------------
                                                          8/29/96 8/31/95 9/1/94
                                                          ------- ------- ------
   Outstanding at beginning of year......................  13.7    11.6     9.7
   Granted...............................................   3.3     5.0     5.0
   Terminated or cancelled...............................  (0.5)   (0.5)    --
   Exercised.............................................  (2.0)   (2.4)   (3.1)
   Outstanding at end of year............................  14.5    13.7    11.6
   Exercisable at end of year............................   2.9     1.4      .8
   Shares available for future grants....................   5.1     3.3     5.8

  Options outstanding under the Stock Plans as of August 29, 1996, were at per share prices ranging from $1.72 to $80.25. Options exercised were at per share prices ranging from $1.53 to $28.87 in 1996, $1.30 to $21.33 in 1995 and $1.30
to $4.71 in 1994.

  On September 30, 1996, the Board of Directors approved an option exchange program pursuant to which employees with options having an exercise price in excess of $30.00 per share under the Stock Plans may elect to exchange such options for non statutory stock options having 1) an exercise price equal to the average closing price of the Company's common stock for the five business days preceding October 18, 1996, and 2) generally the same terms and conditions, including vesting and expiration terms, as the options surrendered. Options to purchase 2.8 million shares of the Company's common stock under the 1985 Stock Option Plan are eligible for exchange for options issued under the Nonstatutory Stock Option Plan adopted by the Board of Directors on September 30, 1996. Options to purchase 907,000 shares of the Company's common stock are eligible for exchange under the 1994 Stock Option Plan.

  The Company's 1989 Employee Stock Purchase Plan and MEI's 1995 Employee Stock Purchase Plan allow eligible employees to purchase shares of the Company's common stock and MEI's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employees eligible compensation. A total of 6.8 million shares of Company common stock are reserved for issuance under the purchase plan, of which 5.8 million shares have been issued as of August 29, 1996. A total of 2.5 million shares of MEI common stock are reserved for issuance under MEI's plan, of which approximately 136,000 shares had been issued as of August 29, 1996.

  On April 7, 1995, the Company's subsidiaries Micron Computer, Inc. and Micron Custom Manufacturing Services, Inc. were merged with and into ZEOS International, Ltd. ("ZEOS"), a personal computer manufacturer. The newly merged company was renamed Micron Electronics, Inc. ("MEI"), and is a majority-owned subsidiary of MTI.

                            MICRON TECHNOLOGY, INC.

  MEI's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 29, 1996, there were 5 million shares of MEI's common stock reserved for issuance under the plan. Options are granted subject to terms and conditions determined by the MEI Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and expiring six years from date of grant. As of August 29, 1996, there were options outstanding to purchase approximately 1.9 million shares of MEI common stock at prices ranging from $8.89 to $23.83 of which options to purchase approximately 121,000 shares of common stock were exercisable.

  Granting of options under ZEOS' stock option plans was suspended after the merger. During 1996 and subsequent to the merger in 1995, options to purchase approximately 993,000 and 84,000 of MEI's common stock shares, respectively, were exercised at per share prices ranging from $0.33 to $17.00 and $2.63 to $8.50, respectively. As of August 29, 1996, options to purchase approximately 49,000 shares of MEI common stock were outstanding under this plan, all of which were exercisable at per share prices ranging from $2.63 to $10.75.

  In December 1994, ZEOS awarded shares of its common stock to certain employees subject to their continued employment as of January 1, 1996. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, the Company issued approximately 151,000 shares of the Company's common stock in January 1996.

EMPLOYEE SAVINGS PLAN

  The Company has 401(k) profit-sharing plans ("RAM Plans") in which substantially all employees are participants. Employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plans. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. The Company's RAM Plans expenses were $14.2 million in 1996, $15.9 million in 1995 and $8.2 million in 1994.

COMMITMENTS

  As of August 29, 1996, the Company had commitments of $169.6 million for equipment purchases and $9.4 million for the construction of buildings.

                            MICRON TECHNOLOGY, INC.

INCOME TAXES

  The provision for income taxes consists of the following:

                                                          8/29/96 8/31/95 9/1/94
                                                          ------- ------- ------
   Current:
     U.S. federal........................................ $274.5  $409.3  $192.4
     State...............................................   25.1    64.6    25.2
     Foreign.............................................    9.3     7.0     5.0
                                                          ------  ------  ------
                                                           308.9   480.9   222.6
   Deferred:
     U.S. federal........................................   45.5    21.6     2.3
     State...............................................    2.6     3.9     0.4
                                                          ------  ------  ------
                                                            48.1    25.5     2.7
   Income tax provision.................................. $357.0  $506.4  $225.3
                                                          ======  ======  ======

  The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock purchase plans reduced taxes payable by $20.6 million, $13.6 million and $10.6 million for 1996, 1995 and 1994, respectively. Such benefits are reflected as additional capital.

  A reconciliation between income tax computed using the federal statutory rate and the income tax provision follows:

                                                        8/29/96 8/31/95  9/1/94
                                                        ------- -------  ------
   U.S. federal income tax at statutory rate........... $332.7  $472.7   $219.0
   State taxes, net of federal benefit.................   17.5    47.4     16.7
   Other...............................................    6.8   (13.7)   (10.4)
                                                        ------  ------   ------
   Income tax provision................................ $357.0  $506.4   $225.3
                                                        ======  ======   ======

  State taxes reflect utilization of investment tax credits of $31.2 million, $19.1 million and $20.1 million for 1996, 1995 and 1994, respectively.

                            MICRON TECHNOLOGY, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. Deferred income tax assets totaled $127.0 million and $85.7 million and liabilities totaled $219.4 million and $130.0 million at August 29, 1996 and August 31, 1995, respectively. The approximate tax effects of temporary differences which give rise to the net deferred tax liability are as follows:

                                                               8/29/96  8/31/95
                                                               -------  -------
   Current deferred tax asset:
     Accrued product and process technology................... $  13.7  $ 10.4
     Inventory................................................    13.3     9.7
     Accrued compensation.....................................     7.0     6.0
     Deferred income..........................................     3.4     3.4
     Net operating loss acquired in merger....................     2.6     2.8
     Other....................................................    25.0    16.7
                                                               -------  ------
       Net deferred tax asset.................................    65.0    49.0
                                                               -------  ------
   Noncurrent deferred tax asset (liability):
     Excess tax over book depreciation........................  (131.5)  (83.5)
     Accrued product and process technology...................    21.3    15.3
     Investment in subsidiary.................................   (16.4)  (11.5)
     Other....................................................   (30.8)  (13.6)
                                                               -------  ------
       Net deferred tax liability.............................  (157.4)  (93.3)
                                                               -------  ------
   Total net deferred tax liability........................... $ (92.4) $(44.3)
                                                               =======  ======

  The Company has not recognized a deferred tax liability for the difference between the book basis and tax basis of the common stock of its domestic subsidiaries (such difference relates primarily to unremitted earnings) to the extent the Company expects these basis differences to not be subject to tax at the parent level.

EXPORT SALES AND MAJOR CUSTOMERS

  Export sales were $938.4 million for 1996, including $375.9 million to Europe and $320.9 million to Asia Pacific. Export sales were $753.7 million and $471.0 million in 1995 and 1994, respectively. Sales to one personal computer manufacturing customer approximated 11% of total net sales in 1994. No other customer individually accounted for 10% or more of the Company's total net sales.

CONTINGENCIES

  Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Determination that the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position, results of operations or cash flows and could require changes in production processes and products.

  The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

                            MICRON TECHNOLOGY, INC.

             QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)
                (Dollars in millions, except for per share data)

                                               1ST      2ND     3RD      4TH
                                             --------  ------  ------  --------
1996 QUARTER
Net sales................................... $1,185.8  $996.5  $771.0  $  700.5
Costs and expenses:
  Cost of goods sold........................    538.1   552.1   558.0     550.2
  Selling, general and administrative.......     72.7    72.4    65.1      79.2
  Research and development..................     46.6    48.0    51.2      46.1
  Restructuring charge......................      --     29.9     --       (0.3)
                                             --------  ------  ------  --------
    Total costs and expenses................    657.4   702.4   674.3     675.2
                                             --------  ------  ------  --------
Operating income............................    528.4   294.1    96.7      25.3
Interest income (expense), net..............      8.4     4.4     2.1       (.6)
Minority interests..........................     (3.7)    2.0    (2.0)     (4.6)
                                             --------  ------  ------  --------
Income before income taxes..................    533.1   300.5    96.8      20.1
Income tax provision........................    204.6   112.3    38.6       1.5
                                             --------  ------  ------  --------
Net income.................................. $  328.5  $188.2  $ 58.2  $   18.6
                                             ========  ======  ======  ========
Fully diluted earnings per share............ $   1.51  $ 0.87  $ 0.27  $   0.09
Quarterly stock price:
  High...................................... $  94.38  $54.75  $38.38  $  32.13
  Low.......................................    47.75   30.88   28.50     17.25
Dividends declared per share................     0.05    0.05    0.05       --
1995 QUARTER
Net sales................................... $  535.0  $628.5  $761.2  $1,028.0
Costs and expenses:
  Cost of goods sold........................    224.5   267.5   357.2     479.5
  Selling, general, and administrative......     36.6    36.3    50.9      63.4
  Research and development..................     27.0    28.9    33.6      39.3
                                             --------  ------  ------  --------
    Total costs and expenses................    288.1   332.7   441.7     582.2
                                             --------  ------  ------  --------
Operating income............................    246.9   295.8   319.5     445.8
Gain from merger transaction................      --      --     29.0       --
Interest income, net........................      3.6     6.5     7.4       7.5
Minority interests..........................     (1.6)   (2.7)   (3.5)     (3.7)
                                             --------  ------  ------  --------
Income before income taxes..................    248.9   299.6   352.4     449.6
Income tax provision........................     89.6   116.1   132.2     168.5
                                             --------  ------  ------  --------
Net income.................................. $  159.3  $183.5  $220.2  $  281.1
                                             ========  ======  ======  ========
Fully diluted earnings per share............ $    .75  $  .86  $ 1.02  $   1.29
Quarterly stock price:
  High...................................... $  21.63  $33.13  $50.75  $  78.00
  Low.......................................    15.25   19.94   32.56     44.75
Dividends declared per share................    0.025   0.025   0.050     0.050

  As of August 29, 1996, the Company had 12,379 shareholders of record.

                            MICRON TECHNOLOGY, INC.

  Results of operations in the fourth quarter of 1996 benefited from 1) a decrease in the estimated effective income tax rate for fiscal 1996, resulting in a reduction of income tax expense of approximately $6.1 million, 2) a pretax reduction of cost of goods sold of $54.9 million for the release of previously established accruals upon resolution of product and process rights contingencies, and 3) a $6.6 million pretax gain from disposal of equipment which is included in selling, general and administrative expense. Fourth quarter selling, general and administrative expenses include a $9 million pretax charge for estimated selling costs on computer systems.

  Selling, general and administrative expenses in the third quarter of 1996 reflect a $12.0 million pretax gain from disposal of equipment.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
Micron Technology, Inc.

  We have audited the consolidated financial statements of Micron Technology, Inc., listed in the index on page 27 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micron Technology, Inc., as of August 29, 1996, and August 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 1996, in conformity with generally accepted accounting principles.

                                       /s/ Coopers & Lybrand L.L.P.

Boise, Idaho
September 19, 1996,
except as to the Stock
Purchase Plans Note to
Consolidated Financial
Statements, the date of
which is September 30, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following Part I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 29, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

  Consolidated financial statements and financial statement schedules--see "Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Contingencies."

 EXHIBIT DESCRIPTION
 ------- -----------
  3.1    Certificate of Incorporation of the Registrant, as amended. (6)
  3.7    Bylaws of the Registrant, as amended.
 10.82   Form of Indemnification Agreement between the Registrant and its officers and directors.  (1)
 10.91   Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant.  (2)
 10.92   Additional provisions related to Management Bonus Arrangements for
         Certain Executive Officers.  (2)
 10.100  Amended and Restated 1985 Incentive Stock Option Plan.  (3)
 10.103  Real Estate Agreement and Addendum dated May 29, 1991, between the
         Registrant and Thomas T. Nicholson, Allen T. Noble, Don J. Simplot, J.
         R. Simplot, Ronald C. Yanke, Semienterprises, a partnership and
         Macron, a partnership.  (4)
 10.105  Form of Management bonus arrangements for Executive Officers of Micron
         Technology, Inc., and Micron Semiconductor, Inc., for 1993.  (4)
 10.109  Form of Management bonus arrangements for Executive Officers of Micron
         Technology, Inc., and Micron Semiconductor, Inc., for 1994.  (5)
 10.110  1994 Stock Option Plan.  (6)
 10.111  Executive Bonus Plan.  (6)
 10.112  Forms of Severence Agreement.  (8)
 10.113  Revolving Credit Agreement dated February 12, 1996, among the
         Registrant and several financial institutions.  (8)
 10.114  Revolving Credit Agreement dated as of May 14, 1996, among the
         Registrant and several financial institutions.  (9)
 10.115  First Amendment to Revolving Credit Agreement, dated as of August 20,
         1996, among the Registrant and several financial institutions.
 10.116  Registration Rights Agreement dated as of June 28, 1996, between the
         Registrant and Canadian Imperial Bank of Commerce.
 10.117  Registration Rights Agreement dated as of July 29, 1996, between the
         Registrant and Canadian Imperial Bank of Commerce.
 10.118  Irrevocable Proxy dated June 28, 1996, by Canadian Imperial Bank of
         Commerce in favor of Micron Technology, Inc.
 10.119  Irrevocable Proxy dated July 29, 1996, by J. R. Simplot Company in favor of Micron Technology, Inc.
 11.1    Computation of Per Share Earnings.

 EXHIBIT DESCRIPTION
 ------- -----------
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Independent Accountants.
 27.1    Financial Data Schedule.

--------

(1)  Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders.
(2)  Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989.
(3)  Incorporated by Reference to Registration Statements on Forms S-8 (Reg. Nos. 33-38665, 33-38926, and
     33-52653).
(4)  Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1992.
(5)  Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2, 1993.
(6)  Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
(7)  Incorporated by Reference to Registration Statement on Form S-8 (No. 333-07283).
(8)  Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 29,
     1996.
(9)  Incorporated by Reference to Quarterly Report on Form 10-Q/A for the fiscal quarter ended May 30,
     1996.

  Exhibit numbers from Registration Statement on Form S-1 (Reg. No. 2-93343) retained, where applicable.

  (b) Reports on Form 8-K:

  The registrant did not file any Reports on Form 8-K during the quarter ended August 29, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BOISE, STATE OF IDAHO, ON THE 4TH DAY OF OCTOBER, 1996.

                                         Micron Technology, Inc.

                                                /s/ Wilbur G. Stover, Jr.
                                         By: __________________________________
                                              WILBUR G. STOVER, JR., VICE
                                               PRESIDENT, FINANCE, CHIEF
                                                   FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL AND
                                                  ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                       TITLE                 DATE

       /s/ Steven R. Appleton         Chairman of the        October 4, 1996
------------------------------------   Board, Chief
        (STEVEN R. APPLETON)           Executive Officer
                                       and President

         /s/ Jerry M. Hess            Director               October 4, 1996
------------------------------------
          (JERRY M. HESS)

       /s/ Robert A. Lothrop          Director               October 4, 1996
------------------------------------
        (ROBERT A. LOTHROP)

      /s/ Thomas T. Nicholson         Director               October 4, 1996
------------------------------------
       (THOMAS T. NICHOLSON)

         /s/ Don J. Simplot           Director               October 4, 1996
------------------------------------
          (DON J. SIMPLOT)

        /s/ John R. Simplot           Director               October 4, 1996
------------------------------------
         (JOHN R. SIMPLOT)

        /s/ Gordon C. Smith           Director               October 4, 1996
------------------------------------
         (GORDON C. SMITH)