Form 10-Q
period 1996-11-28
MICRON TECHNOLOGY INC
filed 1996-12-23
CIK 723125

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 28, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934




                         Commission File Number: 1-10658

                             Micron Technology, Inc.

     State or other jurisdiction of incorporation or organization: Delaware




       Internal Revenue Service -- Employer Identification No. 75-1618004


                  8000 S. Federal Way, Boise, Idaho 83706-9632
                                 (208) 368-4000



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of outstanding shares of the registrant's Common Stock as of December 18, 1996 was 209,537,615.

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                             MICRON TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                (Dollars in millions, except for par value data)

                                                                            November 28,                 August 29,
As of                                                                           1996                       1996
                                                                             (Unaudited)

ASSETS
Cash and equivalents                                                           $   222.3                 $   276.1
Liquid investments                                                                   5.5                      10.7
Receivables                                                                        315.3                     347.4
Inventories                                                                        304.1                     251.4
Prepaid expenses                                                                    14.1                      13.4
Deferred income taxes                                                               48.8                      65.0
     Total current assets                                                          910.1                     964.0

Product and process technology, net                                                 42.6                      43.2
Property, plant and equipment, net                                               2,740.1                   2,708.1
Other assets                                                                        27.9                      36.2
     Total assets                                                              $ 3,720.7                 $ 3,751.5


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                          $   427.0                 $   423.7
Short-term debt                                                                       --                      90.0
Deferred income                                                                     10.1                       7.8
Equipment purchase contracts                                                        63.5                      67.8
Current portion of long-term debt                                                  103.8                      75.2
     Total current liabilities                                                     604.4                     664.5

Long-term debt                                                                     305.6                     314.6
Deferred income taxes                                                              163.4                     157.4
Non-current product and process technology                                          43.2                      43.5
Other liabilities                                                                   18.6                      15.7
     Total liabilities                                                           1,135.2                   1,195.7

Minority interests                                                                  57.3                      53.8

Commitments and contingencies

Common stock,  $0.10 par  value,  authorized  1.0  billion  shares,  issued  and outstanding 209.3 million and 208.8 million
     shares, respectively                                                           20.9                      20.9
Additional capital                                                                 440.2                     434.7
Retained earnings                                                                2,067.1                   2,046.4
     Total shareholders' equity                                                  2,528.2                   2,502.0
     Total liabilities and shareholders' equity                                $ 3,720.7                 $ 3,751.5



See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                (Amounts in millions, except for per share data)
                                   (Unaudited)




                                                                            November 28,               November 30,
For the quarter ended                                                           1996                       1995


Net sales                                                                      $   728.1                 $ 1,185.8
Costs and expenses:
     Cost of goods sold                                                            572.9                     538.1
     Selling, general and administrative                                            66.6                      72.7
     Research and development                                                       47.2                      46.6
         Total costs and expenses                                                  686.7                     657.4

Operating income                                                                    41.4                     528.4
Interest expense (income), net                                                       2.1                      (8.4)
Income before income taxes and minority interests                                   39.3                     536.8

Income tax provision                                                                15.6                     204.6

Minority interests                                                                   3.1                       3.7
Net income                                                                     $    20.6                 $   328.5


Earnings per share:
     Primary                                                                       $0.10                     $1.51
     Fully diluted                                                                  0.10                      1.51
Number of shares used in per share calculations:
     Primary                                                                       214.0                     217.2
     Fully diluted                                                                 214.5                     217.2


Cash dividend declared per share                                                      --                     $0.05















See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)




                                                                            November 28,               November 30,
For the quarter ended                                                           1996                        1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    20.6                 $   328.5
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Depreciation and amortization                                             110.3                      78.4
         Decrease (increase) in receivables                                         32.0                    (121.2)
         Increase in inventories                                                   (52.7)                    (61.4)
         Increase in accounts payable and accrued expenses                           3.4                     304.6
         Increase in deferred income taxes                                          22.1                      11.4
         Gain on sale of investment                                                (10.1)                       --
         Other                                                                      22.3                      (4.9)
Net cash provided by operating activities                                          147.9                     535.4

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                     (84.6)                   (426.7)
Purchase of available-for-sale and held-to-maturity securities                      (2.1)                   (184.5)
Proceeds from sales and maturities of securities                                    19.4                     179.1
Proceeds from sale of equipment                                                      1.8                        .5
Other                                                                               (2.1)                     (4.4)
Net cash used for investing activities                                             (67.6)                   (436.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                            37.6                        --
Net repayments on borrowings on lines of credit                                    (90.0)                       --
Payments on equipment purchase contracts                                           (66.8)                    (55.1)
Repayments of long-term debt                                                       (18.3)                     (6.6)
Proceeds from issuance of common stock                                               4.2                       6.6
Other                                                                                (.8)                       .4
Net cash used for financing activities                                            (134.1)                    (54.7)

Net increase (decrease) in cash and equivalents                                    (53.8)                     44.7
Cash and equivalents at beginning of period                                        276.1                     128.1
Cash and equivalents at end of period                                          $   222.3                 $   172.8

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net                                              $    38.4                 $   (44.1)
Interest paid                                                                       (7.9)                     (2.3)
Noncash investing and financing activities:
     Equipment acquisitions on contracts payable and capital leases                 62.5                      90.8




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

     This report on Form 10-Q for the quarter ended November 28, 1996, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form
10-K for the year ended August 29, 1996.



2.   Receivables                                                            November 28,                 August 29,
                                                                                1996                       1996

     Trade receivables                                                         $   296.0                 $   288.2
     Income taxes receivable                                                        22.8                      69.1
     Other                                                                          17.8                      17.6
     Allowance for returns and discounts                                           (13.6)                    (18.5)
     Allowance for doubtful accounts                                                (7.7)                     (9.0)
                                                                               $   315.3                 $   347.4


3.   Inventories                                                            November 28,                 August 29,
                                                                                 1996                      1996

     Finished goods                                                            $    42.5                 $    54.3
     Work in progress                                                              128.1                     112.8
     Raw materials and supplies                                                    133.5                      84.3
                                                                               $   304.1                 $   251.4


4.   Product and process technology, net                                    November 28,                 August 29,
                                                                                 1996                      1996

     Product and process technology, at cost                                   $   169.7                 $   167.5

