Form 10-Q/A
period 1996-11-28
MICRON TECHNOLOGY INC
filed 1996-12-23
CIK 723125

                                  FORM 10-Q/A

                                 -------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended November 28, 1996

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                 -------------

                        Commission File Number: 1-10658

                            Micron Technology, Inc.

    State or other jurisdiction of incorporation or organization: Delaware

                                 -------------

      Internal Revenue Service -- Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho 83706-9632
                                (208) 368-4000

                                 -------------

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

                         Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
               (Dollars in millions, except for par value data)

                                                 November 28,         August 29,
As of                                               1996                1996
--------------------------------------------------------------------------------
                                                 (Unaudited)
ASSETS
Cash and equivalents                                 $  222.3           $  276.1
Liquid investments                                        5.5               10.7
Receivables                                             315.3              347.4
Inventories                                             304.1              251.4
Prepaid expenses                                         14.1               13.4
Deferred income taxes                                    48.8               65.0
                                                     --------           --------
    Total current assets                                910.1              964.0

Product and process technology, net                      42.6               43.2
Property, plant and equipment, net                    2,740.1            2,708.1
Other assets                                             27.9               36.2
                                                     --------           --------
    Total assets                                     $3,720.7           $3,751.5
                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                $  427.0           $  423.7
Short-term debt                                            --               90.0
Deferred income                                          10.1                7.8
Equipment purchase contracts                             63.5               67.8
Current portion of long-term debt                       103.8               75.2
                                                     --------           --------
    Total current liabilities                           604.4              664.5

Long-term debt                                          305.6              314.6
Deferred income taxes                                   163.4              157.4
Non-current product and process technology               43.2               43.5
Other liabilities                                        18.6               15.7
                                                     --------           --------
    Total liabilities                                 1,135.2            1,195.7
                                                     --------           --------

Minority interests                                       57.3               53.8

Commitments and contingencies

Common stock, $0.10 par value, authorized
   1.0 billion shares, issued and outstanding
   209.3 million and 208.8 million shares,
   respectively                                          20.9               20.9
Additional capital                                      440.2              434.7
Retained earnings                                     2,067.1            2,046.4
                                                     --------           --------
   Total shareholders' equity                         2,528.2            2,502.0
                                                     --------           --------
   Total liabilities and shareholders' equity        $3,720.7           $3,751.5
                                                     ========           ========

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)


                                                November 28,        November 30,
For the quarter ended                               1996                1995
--------------------------------------------------------------------------------

Net sales                                         $ 728.1             $ 1,185.8
                                                  -------             ---------
Costs and expenses:
    Cost of goods sold                              572.9                 538.1
    Selling, general and administrative              66.6                  72.7
    Research and development                         47.2                  46.6
                                                  -------             ---------
         Total costs and expenses                   686.7                 657.4
                                                  -------             ---------

Operating income                                     41.4                 528.4
Interest expense (income), net                        2.1                  (8.4)
                                                  -------             ---------
Income before income taxes and
   minority interests                                39.3                 536.8

Income tax provision                                 15.6                 204.6

Minority interests                                    3.1                   3.7
                                                  -------             ---------
Net income                                        $  20.6             $   328.5
                                                  =======             =========

Earnings per share:
    Primary                                         $0.10                 $1.51
    Fully diluted                                    0.10                  1.51
Number of shares used in per share calculations:
    Primary                                         214.0                 217.2
    Fully diluted                                   214.5                 217.2

Cash dividend declared per share                       --                 $0.05


See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                           November 28,         November 30,
For the quarter ended                                                         1996                 1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   20.6             $  328.5
Adjustments to reconcile net income to net cash provided by
        operating activities:
                Depreciation and amortization                                  110.3                 78.4
                Decrease (increase) in receivables                              32.0               (121.2)
                Increase in inventories                                        (52.7)               (61.4)
                Increase in accounts payable and accrued expenses                3.4                304.6
                Increase in deferred income taxes                               22.1                 11.4
                Gain on sale of investment                                     (10.1)                  --
                Other                                                           22.3                 (4.9)
                                                                            --------             ---------
Net cash provided by operating activities                                      147.9                 535.4
                                                                            --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                 (84.6)               (426.7)
Purchase of available-for-sale and held-to-maturity securities                  (2.1)               (184.5)
Proceeds from sales and maturities of securities                                19.4                 179.1
Proceeds from sale of equipment                                                  1.8                    .5
Other                                                                           (2.1)                 (4.4)
                                                                            --------             ---------
Net cash used for investing activities                                         (67.6)               (436.0)
                                                                            --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                        37.6                    --
Net repayments on borrowings on lines of credit                                (90.0)                   --
Payments on equipment purchase contracts                                       (66.8)                (55.1)
Repayments of long-term debt                                                   (18.3)                 (6.6)
Proceeds from issuance of common stock                                           4.2                   6.6
Other                                                                            (.8)                   .4
                                                                            --------             ---------
Net cash used for financing activities                                        (134.1)                (54.7)
                                                                            --------             ---------

Net increase (decrease) in cash and equivalents                                (53.8)                 44.7
Cash and equivalents at beginning of period                                    276.1                 128.1
                                                                            --------             ---------
Cash and equivalents at end of period                                       $  222.3             $   172.8
                                                                            ========             =========

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net                                           $   38.4             $   (44.1)
Interest paid                                                                   (7.9)                 (2.3)
Noncash investing and financing activities:
        Equipment acquisitions on contracts payable and capital leases          62.5                  90.8

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



                                                 November 28,         August 29,
2.   Receivables                                    1996                 1996

--------------------------------------------------------------------------------
     Trade receivables                              $  296.0           $  288.2
     Income taxes receivable                            22.8               69.1
     Other                                              17.8               17.6
     Allowance for returns and discounts               (13.6)             (18.5)
     Allowance for doubtful accounts                    (7.7)              (9.0)
                                                    --------           --------
                                                    $  315.3           $  347.4
                                                    ========           ========


                                                 November 28,         August 29,
3.   Inventories                                    1996                 1996

--------------------------------------------------------------------------------
     Finished goods                                 $   42.5           $   54.3
     Work in progress                                  128.1              112.8
     Raw materials and supplies                        133.5               84.3
                                                    --------           --------
                                                    $  304.1           $  251.4
                                                    ========           ========


                                                 November 28,         August 29,
4.   Product and process technology, net            1996                 1996

--------------------------------------------------------------------------------
     Product and process technology, at cost        $  169.7           $  167.5
     Less accumulated amortization                    (127.1)            (124.3)
                                                    --------           --------
                                                    $   42.6           $   43.2
                                                    ========           ========


                                                 November 28,         August 29,
5.   Property, plant and equipment, net             1996                 1996

--------------------------------------------------------------------------------
     Land                                           $   37.2           $   37.3
     Buildings                                         754.2              674.4
     Machinery and equipment                         2,175.3            2,073.4
     Construction in progress                          677.3              753.9
                                                    --------           --------
                                                     3,644.0            3,539.0
     Less accumulated depreciation and
      amortization                                    (903.9)            (830.9)
                                                    --------           --------
                                                    $2,740.1           $2,708.1
                                                    ========           ========

     As of November 28, 1996, property, plant and equipment included unamortized costs of $623 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $585 million has not been placed in service and is not being depreciated.



6. Accounts payable and accrued expenses

                                              November 28,           August 29,
                                                  1996                 1996
--------------------------------------------------------------------------------
   Accounts payable                             $ 235.0               $ 232.4
   Salaries, wages and benefits                    60.6                  67.3
   Products and process technology payable         61.6                  39.7
   Income taxes payable                             7.2                  22.7
   Other                                           62.6                  61.6
                                                 ------               -------
                                                $ 427.0               $ 423.7
                                                =======               =======


7. Long-term debt                             November 28,           August 29,
                                                  1996                 1996
--------------------------------------------------------------------------------
   Notes payable in periodic installments
    through July 2015, weighted average
    interest rate of 7.31% and 7.28%,
    respectively                                $ 343.3               $ 322.0

   Capitalized lease obligations payable in
    monthly installments through August
    2002, weighted average interest rate
    of 7.72%                                       40.8                  42.8

   Noninterest bearing obligations, $3 million
    due October 1997 and $20.5 million due
    December 1997, weighted average imputed
    interest rate of 7.17%                         21.9                  21.6

   Note payable, due June 1998, weighted average
    interest rate of 5.14% and 5.30%, respectively  3.0                   3.0

   Other                                            0.4                   0.4
                                                -------               -------
                                                  409.4                 389.8
   Less current portion                          (103.8)                (75.2)
                                                -------               -------
                                                $ 305.6               $ 314.6
                                                =======               =======

8. Earnings per share

   Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

9. Income taxes

   The estimated effective income tax rate for fiscal 1997 is 39.6%. The effective income tax rate principally reflects the statutory corporate income tax rate and the net effect of state taxation. The Company has not recognized a deferred tax liability for the difference between the book basis and tax basis of the common stock of its domestic subsidiaries (such difference relates primarily to unremitted earnings) to the extent the Company expects these basis differences to not be subject to tax at the parent level.

10.  Commitments

     As of November 28, 1996, the Company had commitments extending into fiscal 1998 of approximately $148 million for equipment purchase and $24 million for the construction of buildings.


11.  Contingencies

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Determination that the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position, results of operations or cash flows and could require changes in production processes and products. The Company is currently party to various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

        The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended November 28, 1996, August 29, 1996, or November 30, 1995, unless otherwise indicated. All tabular dollar amounts are stated in millions.

        Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company" or "MTI") design, develop, manufacture and market semiconductor memory products, primarily DRAM. Through its approximately 79% owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company also develops, markets, manufactures, and supports PC systems, and operates a contract manufacturing and component recovery business.

        Net income for the first quarter of fiscal 1997 was $21 million, or $0.10 per fully diluted share, on net sales of $728 million. For the first quarter of fiscal 1996 net income was $328 million, or $1.51 per fully diluted share, on net sales of $1,186 million. For the fourth quarter of fiscal 1996, net income was $19 million, or $0.09 per fully diluted share, on net sales of $700 million. Results of operations for the first quarter of fiscal 1997 included a $6 million after-tax gain on the sale of an investment. Fully diluted earnings per share for the quarter benefited by $0.03 from the after-tax gain.


Results of Operations
---------------------

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

                                                          First Quarter
                                        ------------------------------------------------
                                               1997         % Change         1996
                                        ------------------------------------------------
                                         Net sales     %              Net sales       %
Semiconductor memory products             $342.2     47.0             $  884.5       74.6
Personal computer systems                  333.8     45.8                219.1       18.5
Other                                       52.1      7.2                 82.2        6.9
                                        -----------------           --------------------
        Total net sales                   $728.1    100.0   (38.6%)   $1,185.8      100.0
                                        -----------------           --------------------

        Net sales of semiconductor memory products for the first quarter of fiscal 1997 decreased by 61% as compared to the first quarter of fiscal 1996, primarily due to the sharp decline in average selling prices which was partially offset by increased production of semiconductor memory products. Average selling prices per megabit of memory declined approximately 84% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Average selling prices in the first quarter of fiscal 1997 were approximately 22% lower than in the fourth quarter of fiscal 1996. Average selling prices for the Company's semiconductor memory products at the end of the first quarter of fiscal 1997 had declined approximately 10% from average selling prices for semiconductor memory products for the first quarter of fiscal 1997. The Company's principal memory product in the first quarter of fiscal 1997 was the 16 Meg DRAM, which comprised approximately 54% of the net sales of semiconductor memory. Total megabits produced in the first quarter of fiscal 1997 more than doubled the megabits produced in the first quarter of fiscal 1996 and represented a 48% increase in production over the fourth quarter of fiscal 1996. These increases were principally due to the conversion of all fabs to 8-inch wafer processing, transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive shrink versions of existing memory products, and enhanced yields on existing memory products.

        Net sales of PC systems for the first quarter of fiscal 1997, less the value of the Company's semiconductor memory products included therein, increased by approximately 52% as compared to the first quarter of fiscal 1996. Unit sales of PC systems in the first quarter of fiscal 1997 were approximately 22% higher than in the first quarter of fiscal 1996 principally due to an increase in sales of desktop systems to governmental entities and introduction of the Micron Millenia TransPort(TM) notebook systems in the third quarter of fiscal 1996. Due to the Company's historical position as a high-end PC system provider, shortages of Pentium(R) Pro microprocessors and certain high-performance disk drives hampered PC system sales in the first quarter of fiscal 1997. Unit sales of PC systems were relatively flat from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997.

                                                          First Quarter
                                                 -------------------------------
                                                     1997     Change     1996
                                                 -------------------------------
Gross margin                                       $155.2     (76.0%)   $647.7
  as a % of net sales                               21.3%                54.6%


     The Company's gross margin percentage was approximately 60% lower in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The reduction was primarily the result of a lower gross margin percentage on the Company's semiconductor memory products.

     The Company's gross margin percentage on semiconductor memory products decreased to approximately 24% in the first quarter of fiscal 1997, compared to 70% in the first quarter of fiscal 1996. Notwithstanding substantial decreases in per unit manufacturing costs in recent periods, the gross margin percentage on semiconductor memory products was lower as average selling prices for such products declined more rapidly than per unit manufacturing costs. Decreases in per unit manufacturing costs were achieved through significant increases in die per wafer achieved through conversion of all fabs to 8-inch wafer processing, transitions to shrink versions of existing products, shifts in the Company's mix of semiconductor memory products to a higher average density, and improved manufacturing yields. For the first quarter of fiscal 1997, decreases in per unit manufacturing costs were commensurate with decreases in average selling prices for the same period, resulting in a slightly improved gross margin for the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

     The gross margin amount provided by the Company's PC operations in the first quarter of fiscal 1997 increased significantly compared to the first quarter of fiscal 1996 principally due to a higher gross margin percentage realized on PC system sales coupled with a 22% increase in unit sales of PC systems. The higher gross margin percentage realized on PC system sales in the first quarter of fiscal 1997 was primarily due to lower component costs, and to a lesser extent, higher margins realized on sales of notebook systems. The gross margin percentage for PC systems remained relatively stable comparing the first quarter of fiscal 1997 to the fourth quarter of fiscal 1996.

                                                          First Quarter
                                                 -------------------------------
                                                     1997     Change     1996
                                                 -------------------------------
Selling, general and administrative                $ 66.6      (8.4)%   $ 72.7
  as a % of net sales                                9.2%                 6.1%


     Selling, general and administrative expenses for the first quarter of fiscal 1997 reflect an approximate $10 million pretax gain from the sale of an investment which was the primary cause of the decrease in such expenses compared to the first quarter of fiscal 1996. A reduction in the Company's allowance for bad debts also contributed to the decrease in selling, general and administrative expense. The overall decrease in selling, general and administrative expenses was partially offset by increased advertising costs for the Company's PC operations. The Company expects advertising costs to increase at a rate commensurate with growth in the Company's PC operations.

                                                          First Quarter
                                                 -------------------------------
                                                     1997     Change     1996
                                                 -------------------------------
Research and development                           $ 47.2       1.3%    $ 46.6
  as a % of net sales                                6.5%                 3.9%

     Research and development expenses vary primarily based on the number of wafers and personnel, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts in the first quarter of fiscal 1997 were focused principally on further development of shrink versions of the 16 Meg DRAM. Development efforts are also focused on 16 Meg and 64 Meg SDRAM and a move from .35 micron (u) process technology to .30u, .25u and
 .18u process technology. Other research and development efforts are currently devoted to the design of SRAM, the 64 Meg and 256 Meg DRAMs, and design and development of new technologies including remote intelligent communications
(RIC) products and Flash semiconductor memory products.


Liquidity and Capital Resources
-------------------------------

     As of November 28, 1996, the Company had cash and liquid investments totalling $228 million, representing a decrease of $59 million during the first quarter of fiscal 1997. During the quarter the Company repaid the entire $90 million outstanding on its bank lines of credit. Approximately $122 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated from operations by MEI is not readily available to finance operations or other expenditures of MTI. During the first quarter of fiscal 1997 the Company's inventories increased by $53 million. Raw materials and work in progress inventories as of November 28, 1996 increased 58% and 14%, respectively, compared to levels as of August 29, 1996. The increase in raw materials inventories was mainly attributable to increased raw materials associated with PC operations. A lower than expected level of PC shipments in the first quarter of fiscal 1997, principally as a result of component shortages, led to an increase in the Company's inventories of other components. The increase in work in progress was due to higher costs associated with 8-inch wafer processing.

   The Company's principal sources of liquidity during the first quarter of fiscal 1997 were cash flows from operations of $148 million and equipment financing of $38 million. The principal uses of funds in the first quarter of fiscal 1997 were net repayments of the Company's bank lines of credit of $90 million, $85 million for property, plant and equipment and $85 million for repayments of equipment contracts and long-term debt.

   Cash flow from operations for the first quarter of fiscal 1997 was lower than cash flow from operations for the first quarter of fiscal 1996 primarily as a result of lower overall average selling prices for semiconductor memory products. Cash flow from operations depends significantly on average selling prices and variable per unit manufacturing costs for the Company's semiconductor memory products. In fiscal 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs. As a result, the Company's result of operations and cash flow were adversely impacted.

   As of November 28, 1996, the Company had contractual commitments extending into fiscal 1998 of approximately $148 million for equipment purchases and approximately $24 million for the construction of facilities. The Company estimates it will spend approximately $600 million in fiscal 1997 for purchases of equipment, construction and improvement of buildings primarily to enhance capacity and product and process technology at its existing facilities. The Company believes that in order to pursue development of new product and process technologies at a rate commensurate to the Company's competition, and to support future growth, achieve operating efficiencies, and enhance product quality it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. As the Company considers its long-term capacity and product and process technology enhancement programs it continues to evaluate a number of financing alternatives, including additional financing from external sources. In this regard, the Company filed an undesignated shelf registration statement on December 20, 1996 for up to $1 billion in debt or equity securities to give the Company the flexibility, if and when financing is advantageous, to effect an appropriately sized offering. In addition, MEI filed a shelf registration statement on October 11, 1996 allowing for an offering of up to $325 million of MEI common stock of which $250 million may be offered by MTI and certain management employees.

   The Company has a $400 million revolving credit agreement expiring in May 1999. As of November 28, 1996, the Company had no borrowings outstanding under the facility. The agreement contains certain restrictive covenants, including a borrowing base tied to the Company's accounts receivable, an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, and a maximum net loss covenant. As of November 28, 1996, the Company was in compliance with all covenants under the facility. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facility.

   MEI has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40 million. As of November 28, 1996, MEI had no borrowings outstanding under the agreement. Borrowings are limited based on the amount of MEI's eligible receivables. As of November 28, 1996, MEI was eligible to borrow the full $40 million pursuant to the agreement.

Certain Factors
---------------

   In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 29, 1996, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

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

   The selling prices for the Company's semiconductor memory products fluctuate significantly with changes in the balance of supply and demand for these commodity products. In recent periods the growth in worldwide supply has outpaced growth in worldwide demand, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. In fiscal 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs, and, as a result, the Company's cash flows were significantly adversely affected, particularly in the second half of fiscal 1996. In the first quarter of fiscal 1997 the rate of decline in average selling prices for semiconductor memory products was commensurate with the rate of decline in per unit manufacturing costs. There can be no assurance that the trend experienced in the first quarter of fiscal 1997 will continue. In the event that average selling prices decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations and cash flows. Additionally, although some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added significant capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing.

     Approximately 75% of the Company's sales of semiconductor memory products during the first quarter of fiscal 1997 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. The Company believes that the rate of growth in average worldwide sales of PC systems has declined and may remain below prior periods' growth rates for the forseeable future. In addition, the growth rate in the amount of semiconductor memory per PC system may decrease in the future as well. Should demand for PC systems decrease or the growth rate in the amount of memory per PC system decrease, growth in demand for semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

     The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, in particular MEI. As DRAM prices have fallen and as unit shipments of PC systems have increased, MTI's consolidated results of operations have been increasingly affected by MEI's results of operations. MEI's past operating results have been, and its future operating results may be, subject to fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, inventory management or obsolescence, critical component availability, industry competition, state sales and use taxes, short product cycles and the timing of new product introductions by MEI and its competitors, fluctuating market pricing for computer and semiconductor memory products, fluctuating component costs, seasonal cycles common in the PC industry, seasonal government purchasing cycles, reliance upon the direct sales approach, the ability to maintain adequate customer service and technical support systems, the effect of product reviews and industry awards, changes in product mix, manufacturing and production constraints and the timing of orders from and shipments to OEM customers.

    The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and to increase capacity. The result of such efforts has led to a significant increase in recent quarters in megabit production. There can be no assurance that the Company can maintain or approximate increases in megabit production typical of that experienced in recent quarters or that the Company will not experience decreases in manufacturing yields or production as it attempts to implement future technologies. Furthermore, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

    Historically, the Company has reinvested substantially all cash flow from operations in capacity expansion and improvement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor products. In the event that average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. There can be no assurance that external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing would hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business and results of operations.

    The semiconductor industry has experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that the technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements, some of which expire at the end of the calendar year 1996. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation. Further, adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business and results of operations.

     Millenia TransPort is a trademark of Micron Electronics, Inc. Pentium is a registered trademark of Intel Corporation.

                          Part II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders
-------------------------------------------------------


     The registrant's 1996 Annual Meeting of Shareholders was held on November 18, 1996. At the meeting, the following items were submitted to a vote of the shareholders:

     (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

                                         Votes               Votes Cast
     Name of Nominee                    Cast For          Against/Withheld
     -------------------------         -----------        ----------------
     Steven R. Appleton                186,516,239             337,090
     Jerry M. Hess                     186,579,342             367,233
     Robert A. Lothrop                 186,435,596             510,048
     Thomas T. Nicholson               186,581,034             371,640
     Don J. Simplot                    186,323,580             645,789
     John R. Simplot                   186,215,652             745,806
     Gordon C. Smith                   186,534,359             594,403

     (b) The ratification and appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending August 28, 1997 was approved with 186,357,583 votes in favor, 2,184,782 votes against, 837,599 abstentions and 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) The following are filed as a part of this report:

    Exhibit
    Number         Description of Exhibit
    -------        --------------------------------------------------

      11 Computation of per share earnings for the quarters ended November 28, 1996 and November 30, 1995

      27           Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended November 28, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Micron Technology, Inc.
                                  --------------------------------------
                                  (Registrant)


Dated: December 20, 1996          /s/ Wilbur G. Stover, Jr.
                                  --------------------------------------
                                  Wilbur G. Stover, Jr. Vice President
                                  of Finance and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)

This Form 10-Q/A amends the Registrant's report on Form 10-Q in its entirety in order to correct a technical electronic filing error.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Micron Technology, Inc.
                                  --------------------------------------
                                  (Registrant)


Dated: December 23, 1996          /s/ Wilbur G. Stover, Jr.
                                  --------------------------------------
                                  Wilbur G. Stover, Jr. Vice President
                                  of Finance and Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer)