Form 10-Q
period 1997-02-27
MICRON TECHNOLOGY INC
filed 1997-03-25
CIK 723125

                                   FORM 10-Q
                                  ------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  ------------

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 27, 1997

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

     The number of outstanding shares of the registrant's common stock as of March 20, 1997 was 210,185,457.

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             MICRON TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                 (Dollars in millions, except for par value data)

                                                                      February 27,    August 29,
As of                                                                     1997           1996
_________________________________________________________________________________________________
                                                                       (Unaudited)
ASSETS
Cash and equivalents                                                      $  582.9      $  276.1
Liquid investments                                                             6.0          10.7
Receivables                                                                  304.0         347.4
Inventories                                                                  331.7         251.4
Prepaid expenses                                                              12.0          13.4
Deferred income taxes                                                         52.3          65.0
                                                                          --------      --------
  Total current assets                                                     1,288.9         964.0

Product and process technology, net                                           41.6          43.2
Property, plant and equipment, net                                         2,715.4       2,708.1
Other assets                                                                  18.3          36.2
                                                                          --------      --------
  Total assets                                                            $4,064.2      $3,751.5
                                                                          ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                     $  521.6      $  423.7
Short-term debt                                                                 --          90.0
Deferred income                                                               10.4           7.8
Equipment purchase contracts                                                  47.6          67.8
Current portion of long-term debt                                            113.7          75.2
                                                                          --------      --------
  Total current liabilities                                                  693.3         664.5

Long-term debt                                                               291.3         314.6
Deferred income taxes                                                        204.1         157.4
Non-current product and process technology                                    43.8          43.5
Other liabilities                                                             24.9          15.7
                                                                          --------      --------
  Total liabilities                                                        1,257.4       1,195.7
                                                                          --------      --------

Minority interests                                                           125.9          53.8

Commitments and contingencies

Common stock, $0.10 par value,
  authorized 1.0 billion shares, issued and
  outstanding 210.0 million and 208.8 million
  shares, respectively                                                        21.0          20.9
Additional capital                                                           450.1         434.7
Retained earnings                                                          2,209.8       2,046.4
                                                                          --------      --------
  Total shareholders' equity                                               2,680.9       2,502.0
                                                                          --------      --------
  Total liabilities, minority interests and
    shareholders' equity                                                  $4,064.2      $3,751.5
                                                                          ========      ========

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                (Amounts in millions, except for per share data)
                                  (Unaudited)


                                                        February 27,   February 29,
For the quarter ended                                       1997           1996
___________________________________________________________________________________
Net sales                                                  $ 876.2        $ 996.5
                                                           -------        -------
Costs and expenses:
  Cost of goods sold                                         657.5          552.1
  Selling, general and administrative                         94.9           75.4
  Research and development                                    46.8           48.0
  Restructuring charge                                          --           29.9
                                                           -------        -------
     Total costs and expenses                                799.2          705.4
                                                           -------        -------

Operating income                                              77.0          291.1
Gain on sale of investments and subsidiary stock, net        205.1            3.0
Interest (expense) income, net                                (1.8)           4.4
                                                           -------        -------
Income before income taxes and minority interests            280.3          298.5

Income tax provision                                        (131.2)        (112.3)

Minority interests in net (income) loss                       (6.4)           2.0
                                                           -------        -------
Net income                                                 $ 142.7        $ 188.2
                                                           =======        =======


Earnings per share:
  Primary                                                  $  0.66        $  0.87
  Fully diluted                                               0.66           0.87
Number of shares used in per share calculations:
  Primary                                                    215.5          215.2
  Fully diluted                                              216.2          215.2

Cash dividend declared per share                                --        $  0.05

See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)



                                                          February 27,   February 29,
For the six months ended                                    1997             1996
_____________________________________________________________________________________
Net sales                                                  $1,604.3         $2,182.3
                                                           --------         --------
Costs and expenses:
  Cost of goods sold                                        1,230.3          1,090.2
  Selling, general and administrative                         170.8            148.6
  Research and development                                     94.0             94.6
  Restructuring charge                                           --             29.9
                                                           --------         --------
     Total costs and expenses                               1,495.1          1,363.3
                                                           --------         --------
Operating income                                              109.2            819.0
Gain on sale of investments and subsidiary stock, net         214.3              3.5
Interest (expense) income, net                                 (3.9)            12.8
                                                           --------         --------
Income before income taxes                                    319.6            835.3

Income tax provision                                         (146.8)          (316.9)
Minority interests in net income                               (9.5)            (1.7)
                                                           --------         --------
Net income                                                 $  163.3         $  516.7
                                                           ========         ========

Earnings per share:
  Primary                                                  $   0.76         $   2.39
  Fully diluted                                                0.76             2.39
Number of shares used in per share calculations:
  Primary                                                     215.0            216.4
  Fully diluted                                               215.6            216.4

Cash dividend declared per share                                 --         $   0.10




See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                        February 27,    February 29,
For the six months ended                                                    1997            1996
____________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 163.3         $ 516.7
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                           227.9           172.1
     Restructuring charge                                                       --            29.9
     Decrease in receivables                                                  43.8            36.0
     Increase in inventories                                                 (80.3)         (103.8)
     Increase in accounts payable and accrued expenses                        97.9             1.0
     Increase in deferred income taxes                                        59.4             1.6
     Increase in long-term product and process rights                          0.3            37.0
     Net gains from subsidiary stock and investment sales                   (214.3)           (3.5)
     Other                                                                    50.4             6.5
                                                                           -------         -------
Net cash provided by operating activities                                    348.4           693.5
                                                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale and held-to-maturity securities                (2.2)         (184.5)
Proceeds from sales and maturities of securities                              32.7           603.4
Expenditures for property, plant and equipment                              (150.6)         (950.1)
Proceeds from sale of subsidiary stock                                       199.9              --
Other                                                                          0.9            (3.5)
                                                                           -------         -------
Net cash provided by (used for) investing activities                          80.7          (534.7)
                                                                           -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment purchase contracts                                    (110.0)         (112.0)
Net borrowings (repayments) on lines of credit                               (90.0)          200.0
Proceeds from issuance of debt                                                70.7            33.1
Repayments of long-term debt                                                 (57.6)          (14.0)
Proceeds from issuance of common stock                                        16.2            13.3
Payment of dividends                                                            --           (20.7)
Proceeds from issuance of stock by subsidiary                                 49.0             1.0
Other                                                                         (0.6)           (0.4)
                                                                           -------         -------
Net cash provided by (used for) financing activities                        (122.3)          100.3
                                                                           -------         -------

Net increase in cash and equivalents                                         306.8           259.1
Cash and equivalents at beginning of period                                  276.1           128.1
                                                                           -------         -------
Cash and equivalents at end of period                                      $ 582.9         $ 387.2
                                                                           =======         =======

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net                                          $  25.1         $(416.7)
Interest paid                                                                (15.4)           (4.1)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases              89.7           151.2

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

  This report on Form 10-Q for the quarter ended February 27, 1997, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended August 29, 1996.

2.      Receivables                                      February 27,    August 29,
                                                             1997           1996
___________________________________________________________________________________
        Trade receivables                                   $   303.1        $288.2
        Income taxes receivable                                   3.9          69.1
        Other                                                    12.3          17.6
        Allowance for returns and discounts                      (7.0)        (18.5)
        Allowance for doubtful accounts                          (8.3)         (9.0)
                                                            ---------    ----------
                                                            $   304.0        $347.4
                                                            =========    ==========


3.      Inventories                                      February 27,    August 29,
                                                             1997           1996
___________________________________________________________________________________
        Finished goods                                      $    54.0         $54.3
        Work in progress                                        154.0         112.8
        Raw materials and supplies                              123.7          84.3
                                                            ---------    ----------
                                                            $   331.7        $251.4
                                                            =========    ==========


4.      Product and process technology, net              February 27,    August 29,
                                                             1997           1996
___________________________________________________________________________________
        Product and process technology, at cost             $   172.6        $167.5
        Less accumulated amortization                          (131.0)       (124.3)
                                                            ---------    ----------
                                                            $    41.6         $43.2
                                                            =========    ==========


5.      Property, plant and equipment, net               February 27,    August 29,
                                                             1997           1996
___________________________________________________________________________________
        Land                                                $    37.6         $37.3
        Buildings                                               789.8         674.4
        Machinery and equipment                               2,233.3       2,073.4
        Construction in progress                                659.6         753.9
                                                            ---------    ----------
                                                              3,720.3       3,539.0
                                                            ---------    ----------
        Less accumulated depreciation and amortization       (1,004.9)       (830.9)
                                                            ---------    ----------
                                                            $ 2,715.4      $2,708.1
                                                            =========    ==========

  As of February 27, 1997 property, plant and equipment included unamortized costs of $627 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $588 million has not been placed in service and is not being depreciated. The completion of this project has been delayed, and the Company expects to complete the facilities when market conditions warrant. Market conditions which the Company expects to evaluate include, but are not limited to, world-wide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital.

6.      Accounts payable and accrued expenses                             February 27,    August 29,
                                                                              1997           1996
____________________________________________________________________________________________________
        Accounts payable                                                       $ 216.4        $232.4
        Salaries, wages and benefits                                              84.2          67.3
        Product and process technology payable                                    74.9          39.7
        Income taxes payable                                                      63.2          22.7
        Other                                                                     82.9          61.6
                                                                               -------    ----------
                                                                               $ 521.6        $423.7
                                                                               =======    ==========


7.      Long-term debt                                                    February 27,    August 29,
                                                                                  1997          1996
____________________________________________________________________________________________________
        Notes payable in periodic installments through July 2015,
        weighted average interest rate of 7.31% and 7.28%,
        respectively                                                           $ 356.5        $322.0

        Capitalized lease obligations payable in monthly installments through August 2002, weighted average interest rate of
        7.75% and 7.72%, respectively                                             39.2          42.8

        Noninterest bearing obligations, $2.9 million due October 1997,
        $1.9 million due December 1997 and $1.1 million due
        March 1998, weighted average imputed interest rate of 6.78%
        and 7.17%, respectively                                                    5.9          21.6

        Note payable, due June 1998, weighted average interest rate of
        5.14% and 5.30%, respectively                                              3.0           3.0

        Other                                                                      0.4           0.4
                                                                               -------    ----------
                                                                                 405.0         389.8
        Less current portion                                                    (113.7)        (75.2)
                                                                               -------    ----------
                                                                               $ 291.3        $314.6
                                                                               =======    ==========

8.  Earnings per share

  Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

9.  Gain on sale of investments and subsidiary stock

  The Company recorded pretax gains of $193 million on subsidiary stock transactions and a pretax gain of $12 million relating to the divestiture of an investment in the second quarter of 1997. In the first quarter of 1997 the Company recorded a pretax gain of $10 million relating to the sale of an investment.

  In a public offering in February 1997, MTI sold 12.4 million shares of Micron Electronics, Inc. ("MEI") common stock for net proceeds of $200 million ($16.15 per share) and MEI sold 3 million newly issued shares for net proceeds of $48 million ($16.15 per share), resulting in a consolidated pretax gain of $190 million. The sales reduced the Company's ownership from approximately 79% to approximately 64% of the outstanding common stock of MEI. The Company has recognized a deferred tax liability on the resultant gain from the sale of MEI common stock in the second quarter of 1997.

10.  Restructuring

  In 1996, the Company's subsidiary, MEI, adopted and completed a plan to discontinue the manufacture and sale of ZEOS brand PC systems. The Company recorded a restructuring charge of $29.9 million in the second quarter of 1996, comprised principally of $14.5 million relating to the disposition of ZEOS components and systems and $13.0 million to write off unamortized goodwill.

11.  Income taxes

  The effective tax rate in the second quarter and first six months of fiscal 1997 was 47% and 46%, respectively. Exclusive of the $96 million provision for income tax related to the gain on the sale of MEI common stock, the Company's estimated annual effective tax rate for 1997 is 40%. The provision for income tax related to the gain on the sale of MEI stock was 50% of the pretax gain because the Company's book basis exceeded the tax basis of its investment in MEI, primarily as a result of unremitted earnings, previously expected to be realized through dividends, and the gain on issuance of stock by MEI.

12.  Commitments

  As of February 27, 1997 the Company had commitments extending into fiscal 1998 of approximately $182 million for equipment purchases and $45 million for the construction of buildings.

13.  Contingencies

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

  The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended February 27, 1997, November 28, 1996, August 29, 1996, or February 29, 1996 unless otherwise indicated. All tabular dollar amounts are stated in millions.

  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company" or "MTI") design, develop, manufacture and market semiconductor memory products, primarily DRAM. Through its approximately 64% owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company also develops, markets, manufactures, and supports PC systems, and operates a contract manufacturing and semiconductor component recovery business.

  Net income for the second quarter of 1997 was $143 million, or $0.66 per fully diluted share, on net sales of $876 million. For the second quarter of 1996 net income was $188 million, or $0.87 per fully diluted share, on net sales of $996 million. For the first six months of 1997, net income was $163 million, or $0.76 per fully-diluted share, on net sales of $1,604 million compared to net income of $517 million, or $2.39 per fully diluted share, on net sales of $2,182 million for the first six months of 1996. The Company reported net sales of $728 million and net income of $21 million, or $0.10 per fully diluted share, for its first quarter of 1997.

  Results of operations for the second quarter of 1997 included a $94 million after-tax gain on the sale of MEI stock and a $7 million after-tax gain on the divestiture of another investment. The Company previously reported a $6 million after-tax gain on the sale of an investment in its first quarter of 1997. Fully diluted earnings per share benefited by $0.48 and $0.50 for the second quarter and six months of 1997, respectively, from these gain transactions.

  Results of operations for the second quarter of 1996 were adversely affected by a $29.9 million pre-tax restructuring charge resulting from the decisions by its then approximately 80% owned subsidiary, MEI, to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced fully diluted earnings per share in the second quarter and first six months of 1996 by $0.09.

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

                                                 Second Quarter                               Six Months Ended
                                   --------------------------------------       ------------------------------------------
                                     1997                 1996                           1997                  1996
                                   -----------------    -----------------       ---------------------   ------------------
                                   Net Sales    %      Net Sales     %              Net Sales    %       Net Sales     %
                                   -----------------    -----------------       --------------------    ------------------
Semiconductor memory products         $401.5    45.8%      $646.0   64.8%           $  743.7    46.4%    $1,515.4    69.4%
Personal computer systems              395.4    45.1%       264.9   26.6%              729.2    45.4%       499.0    22.9%
Other                                   79.3     9.1%        85.6    8.6%              131.4     8.2%       167.9     7.7%
                                      ------   -----       ------   ----            --------   -----     --------   -----
  Total net sales                     $876.2   100.0%      $996.5  100.0%           $1,604.3   100.0%    $2,182.3   100.0%
                                      ======   =====       ======  =====            ========   =====     ========   =====


  Net sales of semiconductor memory products for the second quarter of 1997 decreased by 38% as compared to the second quarter of 1996, primarily due to the sharp decline in average selling prices which was partially offset by increased production of semiconductor memory products. Average selling prices per megabit of memory declined approximately 84% from the second quarter of 1996 to the second quarter of 1997. The Company's principal memory product in the second quarter of 1997 was the 16 Meg DRAM, which comprised approximately 83% of megabit sales of semiconductor memory. Total megabits produced in the second quarter of 1997 more than tripled the megabits produced in the second quarter of 1996. Megabit production for the first six months of 1997 represented an increase of 183% over megabit production for the first six months of 1996. These production increases were principally due to the conversion of all fabs to 8-inch wafer processing, the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, and enhanced yields on existing memory products.

  Average selling prices for the Company's semiconductor memory products in the second quarter of 1997 were 18% lower than in the first quarter of 1997. Megabit production for the second quarter of 1997 represented a 55% increase in production over the first quarter of 1997, principally due to a shift in the Company's product mix to higher relative volumes of higher density components, transitions to successive shrink versions of existing memory products, and enhanced yields on existing memory products.

  Net sales of PC systems for the second quarter and first six months of 1997, less the value of the Company's semiconductor memory products included therein, increased by approximately 49% and 46%, respectively, compared to the corresponding periods in 1996. Net sales of PC systems increased in the second quarter and first six months of 1997 compared to the corresponding periods in 1996 primarily as a result of increased PC units sold. Unit sales of PC systems in the second quarter and first six months of 1997 were approximately 45% and 33% higher, respectively, than in the same periods in 1996. Demand for the Company's PC systems was largely attributable to increased name recognition of the Company's PC systems and the continued acceptance of the direct sales channel for PC products. Net sales of PC systems in the second quarter of 1997, less the value of the Company's semiconductor memory products included therein, were approximately 18% higher compared to the first quarter of 1997, primarily as a result of a seasonal increase in units sold and slightly higher overall average selling prices for the Company's PC systems.

GROSS MARGIN
                                     Second Quarter               Six Months Ended
                             -----------------------------   ------------------------------------
                              1997      Change     1996      1997      Change          1996
                             -----------------------------   ------------------------------------
Gross margin                 $218.7     (50.8%)   $444.5    $373.9     (65.8%)    $1,092.2
    as a % of net sales      25.0%                44.6%     23.3%                 50.0%

  The Company's gross margin percentage was lower in the second quarter and first six months of 1997 than in the corresponding periods of 1996, primarily as a result of a lower gross margin percentage on sales of the Company's semiconductor memory products. The Company's gross margin percentage of 25% for the second quarter of 1997 was higher than the gross margin percentage of 21% for the first quarter of 1997, primarily due to improved gross margins on semiconductor memory products during the second quarter.

  The Company's gross margin percentage on sales of semiconductor products was 32% in the second quarter of 1997 compared to 24% in the first quarter of 1997 and 62% in the second quarter of 1996. The increase in gross margin percentage from first quarter to second quarter is primarily the result of decreases in per unit manufacturing costs. The decline in gross margin percentage from second quarter 1997 to second quarter 1996 is primarily the result of an 84% decline in average selling prices. Decreases in per unit manufacturing costs for 1997 periods compared with corresponding 1996 periods were achieved through significant increases in die per wafer and conversion of all fabs to 8-inch wafer processing, transitions to shrink versions of existing products, shifts in the Company's mix of semiconductor memory products to a higher average density, and improved manufacturing yields.

  The gross margin percentage provided by the Company's PC operations was lower in the second quarter of 1997 compared to the first quarter of 1997, primarily due to lowered selling prices for its notebook products. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. The gross margin percentage for sales of the Company's PC systems was higher in the second quarter and first six months of 1997 compared to corresponding periods in 1996.

SELLING, GENERAL AND ADMINISTRATIVE

                                                Second Quarter         Six Months Ended
                                         ------------------------   --------------------------
                                         1997    Change     1996     1997     Change     1996
                                         ------------------------   --------------------------
Selling, general and administrative      $94.9     26.0%   $75.4    $170.8      15.0%   $148.6
  as a % of net sales                   10.8%               7.6%     10.6%               6.8%

  The higher level of selling, general and administrative expenses during the second quarter and first six months of 1997 as compared to comparable periods of 1996 resulted primarily from an increased number of administrative employees associated with expanded PC operations, increased advertising costs associated with the Company's PC systems and a higher level of compensation costs associated with the Company's performance based compensation programs.

RESEARCH AND DEVELOPMENT

                                     Second Quarter               Six Months Ended
                              ---------------------------    -------------------------
                               1997     Change    1996       1997     Change     1996
                              ---------------------------    -------------------------
Research and development      $46.8     (2.5%)     48.0      $94.0   (0.6%)     $94.6
  as a % of net sales         5.3%                4.8%       5.9%               4.3%

  Research and development expenses vary primarily with the number of wafers processed, personnel, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are continually devoted to developing leading process technology which determines its ability to transition to next generation products. Currently process technology is moving from .35 micron (mu) toward .30(mu) in the current year and to .25(mu) and .18(mu) in the next several years for development of future generation semiconductor products.

  Application of current developments in advanced process technology are focused on shrink versions of the Company's 16 Meg DRAM and development of the 16 Meg SDRAM and the 64 Meg DRAM and SDRAM. Industry-wide PC manufacturers are driving the evolution from EDO (extended data out) DRAM technology to SDRAM at a rate commensurate with their customers' need for faster speed. The Company expects this transition to accelerate through 1998 and expects its development efforts in SDRAM will enable it to meet volume customer demand when this transition occurs.

  Other research and development efforts are devoted to the design of SRAM, 256 Meg DRAMs, and design and development of new technologies including remote intelligent communications (RIC) products and Flash semiconductor memory products.


GAIN ON SALE OF INVESTMENTS AND SUBSIDIARY STOCK

  The Company recorded pretax gains of $193 million on subsidiary stock transactions and a pretax gain of $12 million relating to the divestiture of an investment in its statement of operations for the second quarter of 1997. In the first quarter of 1997 the Company recorded a pretax gain of $10 million relating to the sale of an investment.

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200 million and MEI sold 3 million newly issued shares for net proceeds of $48 million, resulting in a consolidated pretax gain of $190 million. The sales reduced the Company's ownership from approximately 79% to approximately 64% of the outstanding common stock of MEI.


INCOME TAXES

  The effective tax rate in the second quarter and first six months of 1997 was 47% and 46%, respectively. Exclusive of the $96 million provision for income tax related to the gain on the sale of MEI common stock, the Company's estimated annual effective tax rate for 1997 is 40%. The provision for income tax related to the gain on the sale of MEI common stock was 50% of the pretax gain because the Company's book basis exceeded the tax basis of its investment in MEI, primarily as a result of unremitted earnings, previously expected to be realized through dividends, and the gain on issuance of common stock by MEI.

LIQUIDITY AND CAPITAL RESOURCES

  As of February 27, 1997, the Company had cash and liquid investments totaling $589 million, representing an increase of $302 million during the first six months of 1997. Approximately $200 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated from operations by MEI is not readily available to finance operations or other expenditures of MTI. During the first six months of 1997 the Company's inventories increased by $80 million. Raw materials and work in progress inventories as of February 27, 1997 increased 47% and 37%, respectively, compared to levels as of August 29, 1996. The increase in raw materials inventories was mainly attributable to the growth in PC operations. The increase in work in progress inventories was due to higher costs associated with 8-inch wafer processing and the move to the 16 Meg DRAM as the Company's principal semiconductor memory product.

  The Company's principal sources of liquidity during the first six months of 1997 were cash flows from operations of $348 million, net cash proceeds from the sale of subsidiary stock of $253 million and equipment financing of $71 million. The principal uses of funds in the first six months of 1997 were $168 million for repayments of equipment contracts and long-term debt, $151 million for property, plant and equipment and net repayments of the Company's bank lines of credit of $90 million.

  Cash flow from operations for the first six months of 1997 was lower than cash flow from operations for the first six months of 1996 primarily as a result of lower overall average selling prices for semiconductor memory products. Cash flow from operations depends significantly on average selling prices and variable cost per part for the Company's semiconductor memory products. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs.

  As of February 27, 1997, the Company had contractual commitments extending into fiscal 1998 of approximately $183 million for equipment purchases and approximately $45 million for the construction of facilities. The Company estimates it will spend approximately $650 million in 1997 for purchases of equipment, construction and improvement of buildings, primarily to enhance capacity and product and process technology at its existing facilities. The Company believes that in order to pursue development of new product and process technologies at a rate commensurate to the Company's competition, and to support future growth, achieve operating efficiencies, and enhance product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. As the Company considers its long-term capacity and product and process technology enhancement programs it continues to evaluate a number of financing alternatives, including additional financing from external sources. In this regard, the Company filed an undesignated shelf registration statement on December 20, 1996 for up to $1 billion in debt or equity securities to give the Company the flexibility, if and when financing is advantageous, to effect an appropriately sized offering.

  The Company has a $400 million revolving credit agreement expiring in May 1999. As of February 27, 1997, the Company had no borrowings outstanding under the facility. The agreement contains certain restrictive covenants, including a borrowing base tied to the Company's accounts receivable, an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, and a maximum net loss covenant. As of February 27, 1997, the Company was in compliance with all covenants under the facility.

  MEI has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40 million. As of February 27, 1997, MEI had no borrowings outstanding under the agreement. Borrowings are limited based on the amount of MEI's eligible receivables. As of February 27, 1997, MEI was eligible to borrow the full $40 million pursuant to the agreement.

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

  Although the Company experienced a degree of pricing stability for its semiconductor memory products in the closing weeks of the second quarter of 1997, the selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. The Company is unable to ascertain whether the stabilization of DRAM prices in the closing weeks was indicative of a change in industry supply and demand, capacity or inventory levels. With the exception of the relatively stable DRAM pricing late in the second quarter of 1997, growth in world-wide supply has outpaced growth in world-wide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs, and, as a result, the Company's cash flows were significantly adversely affected, particularly in the second half of 1996. In the first quarter of 1997 the rate of decline in average selling prices for semiconductor memory products was commensurate with the rate of decline in the Company's per unit manufacturing costs and in the second quarter the rate of decline in the Company's per unit manufacturing costs for semiconductor memory products surpassed the rate of decline in average selling prices. However, there can be no assurance that the trend experienced in the first two quarters of 1997 will continue. In the event that average selling prices decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Additionally, although some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added significant capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase world-wide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

  Approximately 77% of the Company's sales of semiconductor memory products during the first six months of 1997 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. The Company believes that the rate of growth in average world-wide sales of PC systems has declined and may remain below prior periods' growth rates for the foreseeable future. In addition, the growth rate in the amount of semiconductor memory per PC system may decrease in the future. Should demand for PC systems decrease or the growth rate in the amount of memory per PC system decrease, growth in demand for semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

  The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, in particular MEI. As DRAM prices have fallen and as unit shipments of PC systems have increased, MTI's consolidated results of operations have been increasingly affected by MEI's results of operations. MEI's past operating results have been, and its future operating results may be, subject to fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, manufacturing and production constraints, fluctuating component costs, fluctuating market pricing for computer and semiconductor memory products, industry competition, the timing of new product introductions by the Company and its competitors, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effects of product reviews and industry awards, changes in product mix and the timing of orders from and shipments to OEM customers. The Company's net income is affected by its ownership percentage of its subsidiaries. Changing circumstances, including but not limited to, changes in the Company's core operations, alternative uses of capital, and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

  The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and to increase capacity. The result of such efforts has led to a significant increase in recent quarters in megabit production. There can be no assurance that the Company can maintain or approximate increases in megabit production at a level approaching that experienced in recent quarters or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping shrink versions of existing devices or new generation devices to commercial volumes. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

  Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and improvement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. In the event that average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. The Company has a $400 million revolving credit agreement expiring in May 1999. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facility. There can be no assurance that external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing would hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

  The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that the technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements, some of which expired at the end of calendar year 1996. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation. Further, adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

  Exhibit
  Number    Description of Exhibit
  ------    -------------------------------------------------------------------

   10.120   Form of Agreement and Amendment to Severance
            Agreement between the Company and its executive officers

   11 Computation of per share earnings for the quarters ended February 27, 1997 and February 29, 1996

   27       Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended February 27, 1997.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              -----------------------
                              (Registrant)



Dated:  March 24, 1997        /s/ Wilbur G. Stover, Jr.
                              -------------------------
                              Wilbur G. Stover, Jr., Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)