Form 10-K/A
period 1996-08-29
MICRON TECHNOLOGY INC
filed 1997-04-15
CIK 723125

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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

 RESTRUCTURING CHARGE

  Results of operations for 1996 were adversely affected by a one-time $29.6 million pre-tax restructuring charge resulting from the decisions by its approximately 79% owned subsidiary, Micron Electronics, Inc., to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced 1996 fully diluted earnings per share by $0.09.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Financial Statements:
  Consolidated Statements of Operations for Fiscal Years Ended August 29,
   1996, August 31, 1995, and September 1, 1994...........................  28
  Consolidated Balance Sheets as of August 29, 1996, and August 31, 1995..  29
  Consolidated Statements of Shareholders' Equity for Fiscal Years Ended
   August 29, 1996, August 31, 1995, and September 1, 1994................  30
  Consolidated Statements of Cash Flows for Fiscal Years Ended August 29,
   1996, August 31, 1995, and September 1, 1994...........................  31
  Notes to Consolidated Financial Statements..............................  32
  Report of Independent Accountants.......................................  43

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

                            MICRON TECHNOLOGY, INC.

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
                                                             ========  ========

  As of August 29, 1996, property, plant and equipment included costs of $616.9 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $577.8 million remained in construction in progress, and $13.4 million for the expansion of the Company's corporate administration building in Boise, Idaho. The completion of both projects has been delayed and the Company expects to complete the facilities when market conditions warrant. Market conditions which the Company expects to evaluate include, but are not limited to, world-wide market supply and demand of semiconductor products, the Company's operations, cash flows and alternative uses of capital.

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

RESTRUCTURING

  In 1996, the Company's subsidiary, MEI, adopted and completed a plan to discontinue the manufacture and sale of ZEOS brand PC systems. The Company recorded a restructuring charge of $29.6 million in 1996, comprised principally of $14.5 million relating to the disposition of ZEOS components and systems and $13 million to write off unamortized goodwill.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BOISE, STATE OF IDAHO, ON THE 14TH DAY OF APRIL, 1997.

                                          Micron Technology, Inc.

                                                 /s/ Wilbur G. Stover, Jr.
                                          By: _________________________________
                                                WILBUR G. STOVER, JR., VICE
                                                 PRESIDENT, FINANCE, CHIEF
                                                     FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)