Form 10-Q
period 1997-05-29
MICRON TECHNOLOGY INC
filed 1997-06-18
CIK 723125

                                   FORM 10-Q
                                    -------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    -------

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended May 29, 1997

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                    -------

                       Commission File Number:  1-10658

                            MICRON TECHNOLOGY, INC.

    State or other jurisdiction of incorporation or organization:  Delaware

                                     -------

      Internal Revenue Service -- Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho  83706-9632
                                (208) 368-4000

                                    -------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
      -----      -----

          The number of outstanding shares of the registrant's common stock as of June 12, 1997 was 210,675,633.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
               (Dollars in millions, except for par value data)

                                                                                May 29,   August 29,
As of                                                                            1997        1996
---------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
Cash and equivalents                                                            $  433.5   $  276.1
Liquid investments                                                                  87.5       10.7
Receivables                                                                        367.3      347.4
Inventories                                                                        376.6      251.4
Prepaid expenses                                                                    13.3       13.4
Deferred income taxes                                                               60.0       65.0
                                                                                --------   --------
          Total current assets                                                   1,338.2      964.0

Product and process technology, net                                                 51.4       43.2
Property, plant and equipment, net                                               2,713.0    2,708.1
Other assets                                                                        51.9       36.2
                                                                                --------   --------
          Total assets                                                          $4,154.5   $3,751.5
                                                                                ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $  466.1   $  423.7
Short-term debt                                                                      0.4       90.0
Deferred income                                                                     13.0        7.8
Equipment purchase contracts                                                        54.8       67.8
Current portion of long-term debt                                                  113.0       75.2
                                                                                --------   --------
          Total current liabilities                                                647.3      664.5

Long-term debt                                                                     281.2      314.6
Deferred income taxes                                                              224.6      157.4
Non-current product and process technology                                          43.5       43.5
Other liabilities                                                                   35.9       15.7
                                                                                --------   --------
          Total liabilities                                                      1,232.5    1,195.7
                                                                                --------   --------

Minority interests                                                                 132.9       53.8

Commitments and contingencies

Common stock, $0.10 par value, authorized 1.0 billion shares, issued and outstanding 210.5 million and 208.8 million
     shares, respectively                                                           21.1       20.9
Additional capital                                                                 461.6      434.7
Retained earnings                                                                2,306.4    2,046.4
                                                                                --------   --------
     Total shareholders' equity                                                  2,789.1    2,502.0
                                                                                --------   --------
     Total liabilities, minority interests and shareholders' equity             $4,154.5   $3,751.5
                                                                                ========   ========

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)




                                                            May 29,   May 30,
For the quarter ended                                        1997      1996
-----------------------------------------------------------------------------


Net sales                                                   $965.0    $771.0
                                                            ------    ------
Costs and expenses:
     Cost of goods sold                                      650.0     558.0
     Selling, general and administrative                      93.4      63.6
     Research and development                                 52.6      51.2
                                                            ------   -------
          Total costs and expenses                           796.0     672.8
                                                            ------   -------

Operating income                                             169.0      98.2
Loss on sale of investments and subsidiary stock, net           --      (1.5)
Interest income, net                                           1.5       2.1
                                                            ------    ------
Income before income taxes and minority interests            170.5      98.8

Income tax provision                                         (67.8)    (38.6)
Minority interests in net income                              (5.9)     (2.0)
                                                            ------    ------
Net income                                                  $ 96.8    $ 58.2
                                                            ======    ======


Earnings per share:
     Primary                                                 $0.45     $0.27
     Fully diluted                                            0.44      0.27
Number of shares used in per share calculations:
     Primary                                                 217.5     214.5
     Fully diluted                                           218.4     214.5

Cash dividend declared per share                                --     $0.05





See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)




                                                            May 29,     May 30,
For the nine months ended                                    1997        1996
--------------------------------------------------------------------------------


Net sales                                                  $2,569.3    $2,953.3
                                                           --------    --------
Costs and expenses:
     Cost of goods sold                                     1,880.3     1,648.2
     Selling, general and administrative                      264.2       212.2
     Research and development                                 146.6       145.8
     Restructuring charge                                        --        29.9
                                                           --------    --------
          Total costs and expenses                          2,291.1     2,036.1
                                                           --------    --------

Operating income                                              278.2       917.2
Gain on sale of investments and subsidiary stock, net         214.3         2.0
Interest (expense) income, net                                 (2.4)       14.9
                                                           --------    --------
Income before income taxes                                    490.1       934.1

Income tax provision                                         (214.5)     (355.5)
Minority interests in net income                              (15.4)       (3.7)
                                                           --------    --------
Net income                                                 $  260.2    $  574.9
                                                           ========    ========


Earnings per share:
     Primary                                                  $1.21       $2.66
     Fully diluted                                             1.20        2.66
Number of shares used in per share calculations:
     Primary                                                  215.6       215.9
     Fully diluted                                            216.7       215.9

Cash dividend declared per share                                 --       $0.15





See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)



                                                                               May 29,     May 30,
For the nine months ended                                                       1997        1996
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $ 260.2    $   574.9
Adjustments to reconcile net income to net cash provided by
     operating activities:
          Depreciation and amortization                                         350.3        274.6
          Restructuring charge                                                     --         29.9
          (Increase) decrease in receivables                                    (19.6)       156.1
          Increase in inventories                                              (125.2)      (104.0)
          Increase (decrease) in accounts payable and accrued expenses           42.4        (30.1)
          Increase in deferred income taxes                                      72.3         36.7
          Increase in non-current product and process technology                   --         45.0
          Net gains from subsidiary stock and investment sales                 (214.2)        (2.0)
          Other                                                                  70.2        (29.9)
                                                                              -------    ---------
Net cash provided by operating activities                                       436.4        951.2
                                                                              -------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale and held-to-maturity securities                  (85.0)      (188.5)
Proceeds from sales and maturities of securities                                 34.7        611.5
Expenditures for property, plant and equipment                                 (368.4)    (1,275.9)
Proceeds from sale of equipment                                                   8.5         24.9
Proceeds from sale of subsidiary stock                                          199.9           --
Other                                                                            (6.0)       (10.9)
                                                                              -------    ---------
Net cash used for investing activities                                         (216.3)      (838.9)
                                                                              -------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment purchase contracts                                        (37.1)      (178.7)
Net repayments on lines of credit                                               (90.0)      (200.0)
Proceeds from issuance of debt                                                   71.6        568.0
Repayments of long-term debt                                                    (78.6)       (37.9)
Proceeds from issuance of common stock                                           19.4         21.7
Payment of dividends                                                               --        (20.7)
Proceeds from issuance of stock by subsidiary                                    53.6          1.5
Other                                                                            (1.6)        (1.3)
                                                                              -------    ---------
Net cash (used for) provided by financing activities                            (62.7)       152.6
                                                                              -------    ---------

Net increase in cash and equivalents                                            157.4        264.9
Cash and equivalents at beginning of period                                     276.1        128.1
                                                                              -------    ---------
Cash and equivalents at end of period                                         $ 433.5    $   393.0
                                                                              =======    =========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                                                        $ (79.6)   $  (417.5)
Interest paid                                                                   (21.7)        (8.0)
Noncash investing and financing activities:
     Equipment acquisitions on contracts payable and capital leases              20.8        206.4
     Long-term debt offset against accounts receivable                            0.1         19.8

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

     This report on Form 10-Q for the quarter ended May 29, 1997, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K, as amended, for the year ended August 29, 1996.

2.   Recently issued accounting standards

     The Financial Accounting Standards Board has issued Statement No. 128 Earnings Per Share. The requirements of this Statement are first effective for the Company's interim period ended February 28, 1998. The Statement requires, in all instances, dual presentation of a basic earnings per share ("EPS"), which excludes dilution, and a diluted EPS, which reflects the potential dilution that could occur if actions taken in respect of convertible securities or other obligations to issue common stock resulted in the issuance of common stock. It also requires a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. Basic and diluted EPS pursuant to the requirements of Statement No. 128 would be as follows:

                                                   Quarter Ended                              Nine Months Ended
                                           May 29, 1997     May 30, 1996                 May 29, 1997     May 30, 1996
                                           ------------     ------------                 ------------     ------------

Basic earnings per share                    $  0.46          $  0.28                         $1.24            $2.77
Diluted earnings per share                     0.45             0.27                          1.21             2.66


3.    Supplemental balance sheet information                                           May 29,         August 29,
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------------------------

Receivables
------------------------------------------------------------------------------------------------------------------------------------

     Trade receivables                                                                 $362.3             $288.2
     Income taxes receivalbe                                                              1.2               69.1
     Other                                                                               19.3               17.6
     Allowance for returns and discounts                                                 (8.4)             (18.5)
     Allowance for doubtful accounts                                                     (7.1)              (9.0)
                                                                                       ------             ------
                                                                                       $367.3             $347.4
                                                                                       ======             ======

Inventories
------------------------------------------------------------------------------------------------------------------------------------

     Finished goods                                                                    $107.3             $ 54.3
     Work in progress                                                                   167.0              112.8
     Raw materials and supplies                                                         102.3               84.3
                                                                                       ------             ------
                                                                                       $376.6             $251.4
                                                                                       ======             ======

Product and process technology, net
------------------------------------------------------------------------------------------------------------------------------------

     Product and process technology, at cost                                           $184.3             $167.5
     Less accumulated amortization                                                     (132.9)            (124.3)
                                                                                       ------             ------
                                                                                        $51.4              $43.2
                                                                                       ======             ======


3.   Supplemental balance sheet information (continued)                         May 29,      August 29,
                                                                                 1997           1996
------------------------------------------------------------------------------------------------------------------------------------


Property, plant and equipment, net
------------------------------------------------------------------------------------------------------------------------------------

     Land                                                                    $    37.7        $   37.3
     Buildings                                                                   801.5           674.4
     Machinery and equipment                                                   2,300.5         2,073.4
     Construction in progress                                                    667.9           753.9
                                                                             ---------        --------
                                                                               3,807.6         3,539.0
     Less accumulated depreciation and amortization                           (1,094.6)         (830.9)
                                                                             ---------        --------
                                                                             $ 2,713.0        $2,708.1
                                                                             =========        ========

     As of May 29, 1997 property, plant and equipment included unamortized costs of $622.8 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $586.3 million has not been placed in service and is not being depreciated. Additional test capacity for Boise production is anticipated to be provided in Lehi. Completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, world-wide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital.


Accounts payable and accrued expenses
------------------------------------------------------------------------------------------------------------------------------------

     Accounts payable                                                        $ 229.3           $ 232.4
     Salaries, wages and benefits                                               82.1              67.3
     Product and process technology payable                                     88.4              39.7
     Income taxes payable                                                        6.7              22.7
     Other                                                                      59.6              61.6
                                                                             -------           -------
                                                                             $ 466.1           $ 423.7
                                                                             =======           =======


Long-term debt
------------------------------------------------------------------------------------------------------------------------------------

     Notes payable in periodic installments through July 2015,
          weighted average interest rate of 7.34% and 7.28%,
          respectively                                                       $ 350.8            $322.0

     Capitalized lease obligations payable in monthly installments through August 2002, weighted average interest rate of
          7.75% and 7.72%, respectively                                         37.1              42.8

     Noninterest bearing obligations, $1.9 million due December 1997 and $1.1 million due March 1998, weighted average imputed
          interest rate of 7.31% and 7.17%, respectively                         3.0              21.6

     Note payable, due June 1998, weighted average interest rate of
          5.28% and 5.30%, respectively                                          3.0               3.0

     Other                                                                       0.3               0.4
                                                                             -------             -----
                                                                               394.2             389.8
     Less current portion                                                     (113.0)            (75.2)
                                                                             -------             -----
                                                                             $ 281.2            $314.6
                                                                             =======            ======

4.   Earnings per share

     Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

5.   Gain on sale of investments and subsidiary stock

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

6.   Restructuring

     In 1996, the Company's subsidiary, MEI, adopted and completed a plan to discontinue the manufacture and sale of ZEOS brand PC systems. The Company recorded a restructuring charge of $29.9 million in the second quarter of 1996, comprised principally of $14.5 million relating to the disposition of ZEOS components and systems and $13.0 million to write off unamortized goodwill.

7.   Income taxes

     The effective tax rate in the third quarter and first nine months of fiscal 1997 was 40% and 44%, respectively. Exclusive of the $96 million provision for income tax related to the gain on the sale of MEI common stock, the Company's estimated annual effective tax rate for 1997 is 40%. The provision for income tax related to the gain on the sale of MEI stock was 50% of the pretax gain because the Company's book basis exceeded the tax basis of its investment in MEI, primarily as a result of unremitted earnings, previously expected to be realized through dividends, and the gain on issuance of stock by MEI.

8.   Lines of credit

     The Company has a $500 million revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio, a maximum operating losses covenant and a limitation on the payment of dividends. As of May 29, 1997, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

     The Company's subsidiary, MEI has an unsecured revolving credit facility providing for borrowings of up to $40 million. Borrowings are limited based on the amount of MEI's eligible receivables. As of May 29, 1997, MEI was eligible to borrow the full $40 million pursuant to the agreement and had no borrowings outstanding under the agreement.

9.   Commitments

     As of May 29, 1997 the Company had commitments of $344.0 million for equipment purchases and $31.6 million for the construction of buildings.

10.  Contingencies

      The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for infringement prior to the balance sheet date. Determination that the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position, results of operations and cash flows and could require changes in production processes and products. The Company is currently party to various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual results of operations could differ materially from the Company's historical results and those discussed in the forward looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended May 29, 1997, February 27, 1997, November 28, 1996, August 29, 1996, or May 30, 1996 unless otherwise indicated. All tabular dollar amounts are stated in millions.

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

     Net income for the third quarter of 1997 was $97 million, or $0.44 per fully diluted share, on net sales of $965 million. For the third quarter of 1996 net income was $58 million, or $0.27 per fully diluted share, on net sales of $771 million. For the first nine months of 1997, net income was $260 million, or $1.20 per fully diluted share, on net sales of $2,569 million compared to net income of $575 million, or $2.66 per fully diluted share, on net sales of $2,953 million for the first nine months of 1996. The Company reported net sales of $728 million and $876 million and net income of $21 million and $143 million, or $0.10 and $0.66 per fully diluted share, for its first and second quarters of 1997, respectively.

     Results of operations for the first nine months of 1997 included a $94 million after-tax gain on the sale of MEI common stock in the second quarter, and after-tax gains of $6 million and $7 million on other sales of investments by the Company in the first and second quarters, respectively. Fully diluted earnings per share for the first nine months of 1997 benefited by $0.50 from these gain transactions.

     Results of operations for the first nine months of 1996 were adversely affected by a $29.9 million pre-tax restructuring charge in the second quarter, resulting from the decisions by MEI to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced fully diluted earnings per share in the first nine months of 1996 by $0.09.

RESULTS OF OPERATIONS

NET SALES

     The following table presents the Company's net sales by principal products and services. The value of the Company's semiconductor memory products included in PC systems and other products is included in the caption "Semiconductor memory products." The caption "Other" includes revenue from contract manufacturing and module assembly services, construction management services, government research and development contracts, and licensing fees.

                                                Third Quarter                                       Nine Months Ended
                                   --------------------------------------                   ------------------------------------

                                          1997                1996                               1997               1996
                                          ----                ----                               ----               ----
                                   Net Sales     %       Net Sales     %                    Net Sales     %       Net Sales     %
                                   ----------------    ------------------                   ---------------     -----------------

Semiconductor memory products      $510.7     52.9%      416.3     54.0%                    $1,254.4   48.8%     $1,931.7   65.4%
Personal computer systems           361.8     37.5%      280.3     36.4%                     1,091.0   42.5%        779.4   26.4%
Other                                92.5      9.6%       74.4      9.6%                       223.9    8.7%        242.2    8.2%
                                   ------    -----      ------    -----                     --------   -----     --------   ----
  Total net sales                  $965.0    100.0%     $771.0    100.0%                    $2,569.3   100.0%     $2,953.3  100.0%
                                   ======    =====      ======    =====                     ========   =====      ========  =====

     Net sales of semiconductor memory products for the third quarter of 1997 increased by 23% compared to the third quarter of 1996, primarily due to higher levels of production of semiconductor memory products. The Company's principal memory product in the third quarter of 1997 was the 16 Meg DRAM, which comprised approximately 92% of megabit sales of semiconductor memory. Total megabits of DRAM produced in the third quarter and first nine months of 1997 were three times the megabits produced in the corresponding periods of 1996. These production increases were principally due to the conversion of all of the Company's fabs to 8-inch wafer processing, the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, and enhanced yields on existing memory products. Average selling prices per megabit of memory decreased approximately 63% from the third quarter of 1996 to the third quarter of 1997.

     Net sales of semiconductor memory products for the third quarter of fiscal 1997 increased by 27% compared to the second quarter of fiscal 1997. This increase reflects a 31% increase in megabit production of semiconductor memory primarily due to further yield improvements on the 16 Meg DRAM, as well as an approximate 6% increase in the average selling price for the 16 Meg DRAM for the third quarter of 1997 over the average selling price for the second quarter of 1997.

     Net sales of PC systems for the third quarter and first nine months of 1997, less the value of the Company's semiconductor memory products included therein, increased by approximately 29% and 40%, respectively, compared to the corresponding periods of 1996. Net sales of PC systems increased in the third quarter and first nine months of 1997 compared to the corresponding periods of 1996 primarily as a result of increased PC units sold, partially offset by a decline in overall average selling prices for the Company's PC systems. Unit sales of PC systems in the third quarter and first nine months of 1997 were approximately 50% and 38% higher, respectively, than in the same periods in 1996. Increased demand for the Company's PC systems was largely attributable to increased name recognition of the Company's PC systems and an increase in the direct sales channel market share of total PC product sales.

     Net sales of PC systems in the third quarter of 1997, less the value of the Company's semiconductor memory products included therein, were approximately 8% lower compared to the second quarter of 1997, primarily as a result of slightly lower overall average selling prices for the Company's PC systems and a 2% decrease in units sold. Sales in the third quarter of fiscal 1997 were adversely affected by a reduction in average selling prices for the Company's low-end PC systems coupled with a shift in product mix toward these low-end systems. Sales in the second quarter of fiscal 1997 were favorably affected by a seasonal increase in units sold.


GROSS MARGIN
                                     Third Quarter                                Nine Months Ended
                             -----------------------------                   ----------------------------
                              1997      Change      1996                      1997     Change       1996
                             -----------------------------                   -----------------------------
Gross margin                  $315.0      47.9%    $213.0                     $689.0    (47.2%)  $1,305.1
    as a % of net sales         32.6%                27.6%                      26.8%                44.2%

     The Company's gross margin percentage was higher for the third quarter of 1997 but lower for the first nine months of 1997 compared to the corresponding periods of 1996. The improved gross margin in the third quarter of 1997 compared to the third quarter of 1996 was primarily the result of an improved gross margin percentage on sales of the Company's semiconductor memory products resulting from increased production efficiencies. The decrease in gross margin percentage for the first nine months of 1997 compared to the first nine months of 1996 was primarily due to a sharp decline in average selling prices for semiconductor memory products that began in December 1995. The Company's gross margin percentage of 33% for the third quarter of 1997 was higher than the gross margin percentage of 25% for the second quarter of 1997, primarily due to improved gross margins on semiconductor memory products during the third quarter which were partially offset by a lower gross margin percentage for the Company's PC operations for the same period.

     The Company's gross margin percentage on sales of semiconductor memory products was 49% in the third quarter of 1997 compared to 38% in the third quarter of 1996. The increase in gross margin percentage for the third quarter of 1997 compared to the third quarter of 1996 was primarily the result of a decline in per unit manufacturing costs, partially offset by a decline in average selling prices for semiconductor memory products for the same period. The gross margin percentage on sales of semiconductor memory products was 37% for the first nine months of 1997 compared to 61% for the first nine months of 1996. The decrease in gross margin percentage for the first nine months of 1997 compared to the corresponding period in 1996 was primarily the result of a sharp decline in average selling prices for semiconductor memory products, partially offset by a decline in per unit manufacturing costs. Decreases in per unit manufacturing costs for 1997 periods compared with corresponding 1996 periods were achieved through conversion of all of the Company's fabs to 8-inch wafer processing, transitions to shrink versions of existing products, shifts in the Company's mix of semiconductor memory products to a higher average density, and improved manufacturing yields. The Company's gross margin percentage on sales of semiconductor products was 32% in the second quarter of 1997. The increase in gross margin percentage in the third quarter of 1997 over the second quarter of 1997 was primarily the result of decreases in per unit manufacturing costs achieved through increased production on the latest shrink version of the 16 Meg DRAM, coupled with slightly higher average selling prices.

     The gross margin percentage provided by the Company's PC operations was 15% in the third quarter of 1997 compared to 18% in the second quarter of 1997 and 16% in the third quarter of 1996. The decline in gross margin for the third quarter was primarily due to a shift in product mix to low-end desktops and certain notebook systems, which generally have lower gross margin percentages than the balance of the Company's PC products. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. The gross margin percentage for sales of the Company's PC systems was higher in the first nine months of 1997 compared to the corresponding period in 1996, primarily due to improved component costs.


SELLING, GENERAL AND ADMINISTRATIVE
                                               Third Quarter            Nine Months Ended
                                         -----------------------   ----------------------------
                                         1997    Change    1996      1997      Change     1996
                                         -----------------------   -----------------------------
Selling, general and administrative      $93.4     46.9%   $63.6    $264.2       24.5%   $212.2
     as a % of net sales                  9.7%              8.2%     10.3%                 7.2%

    Selling, general and administrative expenses for the third quarter and first nine months of 1996 reflect approximate pretax gains of $12 million and $14 million, respectively, from the disposal of equipment. Without these gains, selling, general and administrative expenses would have been $76.6 million and $226.2 million or approximately (7.9%) and (8.8%) of net sales, respectively, for the third quarter and first nine months of 1996. The higher level of selling, general and administrative expenses during the third quarter and first nine months of 1997 as compared to the corresponding periods of 1996 also reflects an increased number of administrative employees associated with expanded PC operations, increased advertising costs associated with the Company's PC systems and a higher level of performance based compensation costs.


RESEARCH AND DEVELOPMENT
                                               Third Quarter            Nine Months Ended
                                         -----------------------   ----------------------------
                                         1997    Change    1996      1997      Change     1996
                                         -----------------------   -----------------------------
Research and development                 $52.6    2.7%      51.2    $146.6     0.5%       $145.8
     as a % of net sales                  5.5%              6.6%      5.7%                  4.9%

     Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are continually devoted to developing leading process technology, which is the primary determinant in the Company's ability to transition to next generation products. It is currently anticipated that process technology will move from .35 micron (u) to .30(u) in the next 12 months and to .25(u) and .18(u) in the next several years as needed for development of future generation semiconductor products.

     Application of current developments in advanced process technology is focused on shrink versions of the Company's 16 Meg DRAM and development of the 16 Meg SDRAM (synchronous DRAM) and the 64 Meg DRAM and SDRAM. The PC industry is in the process of transitioning from EDO to SDRAM. The Company expects this transition to accelerate through 1998 and expects its development efforts in SDRAM will enable it to meet volume customer demand when this transition occurs.

          Other research and development efforts are devoted to the design and development of DRAM, FLASH, SRAM and remote intelligent communications (RIC) products.

GAIN ON SALE OF INVESTMENTS AND SUBSIDIARY STOCK

     In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200 million and MEI sold 3 million newly issued shares for net proceeds of $48 million, resulting in a consolidated pretax gain of $190 million. The sales reduced the Company's ownership from approximately 79% to approximately 64% of the outstanding MEI common stock. The Company also recorded respective pretax gains of $10 million and $12 million in its statements of operations for the first and second quarters of 1997 relating to sales of an investment.


INCOME TAXES

     The effective tax rate in the third quarter and first nine months of 1997 was 40% and 44%, respectively. Exclusive of the $96 million provision for income tax related to the second quarter gain on the sale of MEI common stock, the Company's estimated annual effective tax rate for 1997 is 40%. The provision for income tax related to the gain on the sale of MEI common stock was 50% of the pretax gain because the Company's book basis exceeded the tax basis of its investment in MEI, primarily as a result of unremitted earnings, previously expected to be realized through dividends, and the gain on issuance of common stock by MEI.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 29, 1997, the Company had cash and liquid investments totaling $521 million, representing an increase of $234 million during the first nine months of 1997. The Company's principal sources of liquidity during the first nine months of 1997 were cash flows from operations of $436 million, net cash proceeds from the sale of MEI common stock of $253 million and equipment financing of $72 million. The principal uses of funds in the first nine months of 1997 were $116 million for repayments of equipment contracts and long-term debt, $368 million for property, plant and equipment, and $90 million for net repayments of the Company's bank line. In addition, during the first nine months of 1997 the Company's inventories increased by $125 million primarily as a result of increased levels of production.

     Cash flow from operations for the first nine months of 1997 was lower than cash flow from operations for the first nine months of 1996 primarily as a result of lower overall average selling prices for semiconductor memory products. Cash flow from operations depends significantly on average selling prices and variable cost per part for the Company's semiconductor memory products. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs.

     As of May 29, 1997, the Company had contractual commitments extending into fiscal 1999 of approximately $344 million for equipment purchases and approximately $32 million for the construction of facilities. The Company estimates it will spend approximately $1 billion in the next fiscal year for purchases of equipment, construction and improvement of buildings, primarily to enhance capacity and product and process technology at its existing facilities. The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies, and enhance product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. As the Company considers its long-term capacity and product and process technology enhancement programs it continues to evaluate a number of financing alternatives, including additional financing from external sources. In this regard, the Company has filed a shelf registration statement pursuant to which the Company may issue from time to time debt or equity securities for up to $1 billion. As of May 29, 1997, the Company had no borrowings outstanding under its $500 million revolving credit agreement. As of May 29, 1997, the Company was in compliance with all covenants under the facility.

     The Company has a $500 million revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio, a maximum operating losses covenant and a limitation on the payment of dividends. As of May 29, 1997, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement.

     As of May 29, 1997 MEI had cash and investments of $198 million. MEI's cash and investments are not readily available to finance other operations of MTI. MEI has an unsecured revolving credit facility with two financial institutions providing for borrowings of up to $40 million. MEI, has an unsecured revolving credit facility providing for borrowings of up to $40 million. Borrowings are limited based on the amount of MEI's eligible receivables. As of May 29, 1997, MEI was eligible to borrow the full $40 million pursuant to the agreement and had no borrowings outstanding under the agreement.

CERTAIN FACTORS

     In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K, as amended, for the fiscal year ended August 29, 1996, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis, however, significant fluctuations from this rate have occurred from time to time.

     Although the Company experienced a degree of pricing stability for its semiconductor memory products in the first calendar quarter of 1997, the selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. The Company is unable to ascertain whether the stabilization of DRAM prices in early calendar 1997 was indicative of a change in industry supply and demand, capacity or inventory levels. Growth in world-wide supply has outpaced growth in world-wide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs, and, as a result, the Company's cash flows were significantly adversely affected, particularly in the second half of 1996. In the first quarter of 1997 the rate of decline in average selling prices for semiconductor memory products was commensurate with the rate of decline in the Company's per unit manufacturing costs and in the second and third quarters the rate of decline in the Company's per unit manufacturing costs for semiconductor memory products exceeded the rate of decline in average selling prices. In the event that average selling prices decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Additionally, although some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added significant capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase world-wide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

     Approximately 78% of the Company's sales of semiconductor memory products during the first nine months of 1997 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. The Company believes that the rate of growth in average world-wide sales of PC systems has declined and may remain below prior periods' growth rates for the foreseeable future. In addition, the growth rate in the amount of semiconductor memory per PC system may decrease in the future. Should the rate of growth of sales of PC systems or the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

     The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries. MTI's consolidated results of operations are particularly affected by MEI's results of operations. MEI's past operating results have been, and its future operating results may be, subject to fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, manufacturing and production constraints, fluctuating component costs, fluctuating market pricing for computer and semiconductor memory products, industry competition, the timing of new product introductions by the Company and its competitors, inventory obsolescence, seasonal cycles common in the PC industry, seasonal government purchasing cycles, the effects of product reviews and industry awards, changes in product mix and the timing of orders from and shipments to OEM customers. The Company's net income is affected by its ownership percentage of its subsidiaries. Changing circumstances, including but not limited to, changes in the Company's core operations, alternative uses of capital, and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

     The Company is engaged in ongoing efforts to enhance its production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has led to a significant increase in recent quarters in megabit production. As a result the Company expects it will need to increase its market share of semiconductor memory products to sell its increased production. There can be no assurance that the Company will be able to increase its market share or maintain or approximate increases in megabit production at a level approaching that experienced in recent quarters or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

     Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and improvement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. In the event that average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. The Company has a $500 million revolving credit agreement expiring in May 2000. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facility. There can be no assurance that external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing would hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

     The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation. Further, adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could result in the Company's loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly as the Company adds different product types to its product line, which require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. In recent periods, the Company has experienced increased recruitment of its existing personnel by other employers. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, or that any of MTI's personnel will remain employed by MTI. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

     Exhibit
     Number    Description of Exhibit
     ------    ---------------------------------------------------------------

     10.121    First Amended and Restated Credit Agreement dated
               May 28, 1997, among the Registrant and several financial institutions

         11 Computation of per share earnings for the quarters and nine months ended May 29, 1997 and May 30, 1996

         27    Financial Data Schedule


(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended May 29, 1997.

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



                                   Micron Technology, Inc.
                                   ----------------------------------
                                   (Registrant)



Dated:  June 18, 1997              /s/ Wilbur G. Stover, Jr.
                                   ----------------------------------
                                   Wilbur G. Stover, Jr., Vice President of
                                   Finance and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)