Form 10-K405
period 1997-08-28
MICRON TECHNOLOGY INC
filed 1997-10-08
CIK 723125

================================================================================
                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED       AUGUST 28, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION                 NAME OF EACH EXCHANGE
           12(b) OF THE ACT:                               ON WHICH REGISTERED
          TITLE OF EACH CLASS
 COMMON STOCK, PAR VALUE $.10 PER SHARE                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on August 28, 1997, as reported by the New York Stock Exchange, was approximately $8.0 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's common stock on August 28, 1997 was 211,348,008.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for registrant's 1997 Annual Meeting of Shareholders to be held on November 25, 1997, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

  The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors and Quantitative and Qualitative Disclosures about Market Risk." All period references are to the Company's fiscal periods ended August 28, 1997, August 29, 1996 or August 31, 1995, unless otherwise indicated.


GENERAL

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as "MTI" or the "Company") principally design, develop, manufacture and market semiconductor memory products, personal computer ("PC") systems and custom complex printed circuit board, memory module and system level assemblies. The Company's PC, contract manufacturing and component recovery businesses ("SpecTek") are operated through Micron Electronics, Inc. ("MEI"), a 64% owned, publicly traded subsidiary of MTI.

  The Company's semiconductor memory operations focus on the design, development, manufacture and marketing of semiconductor memory components primarily for use in PC systems. The Company's primary semiconductor products are dynamic random access memory ("DRAM") components which are sold and supported through sales offices in North America, Europe, Asia Pacific and Japan.

  The Company's PC systems operations focus on the development, manufacture and marketing of PC systems sold and supported through the direct sales channel. The Company's PC systems include a wide range of memory-intensive, high performance desktop and notebook PC systems and multiprocessor network servers under the Micron(TM) and NetFRAME(R) brand names. The contract manufacturing operation specializes in the design, assembly, and test of custom complex printed circuit boards, memory modules and system level products for original equipment manufacturers. The Company also markets various grades of DRAM memory products under the SpecTek brand name.

  The Company also designs, develops and manufactures remote intelligent communications products and designs and develops field emission flat panel displays. In August 1997, the Company sold its construction management operations.

  MTI was incorporated in Idaho in 1978 and reincorporated in Delaware in 1984. The Company's executive offices and principal manufacturing operations are located at 8000 South Federal Way, Boise, Idaho, 83707-0006 and its telephone number is (208) 368-4000. MEI's executive offices and principal manufacturing operations are located at 900 E. Karcher Road, Nampa, Idaho, 83687-3045 and its telephone number is (208) 898-3434.


PRODUCTS

  The Company's principal product categories are semiconductor memory products (primarily DRAM), PC systems and custom complex printed circuit board assemblies.

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company's semiconductor manufacturing operations focus primarily on the design, development and manufacture of semiconductor memory products for standard memory applications, with various packaging and configuration options, architectures and performance characteristics. Manufacture of the Company's semiconductor memory products utilizes proprietary advanced complementary metal-oxide-semiconductor ("CMOS") silicon gate process technology.

  DYNAMIC RANDOM ACCESS MEMORY. A DRAM is a high density, low cost per bit random access memory component which stores digital information in the form of bits and provides high speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in most PC systems. The Company's primary product during fiscal 1997 was the 16 Meg DRAM which is sold in multiple configurations, speeds and package types. The Company has introduced its 64 Meg DRAM into production and expects to ramp volume production as customer demand shifts away from the 16 Meg DRAM. DRAM sales represented approximately 48%, 57% and 68% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively.

  A synchronous DRAM ("SDRAM") is a next generation memory component that operates faster than non-synchronous DRAM, due in part to the addition of a clock input that synchronizes all operations and allows PC systems to run faster. PC manufacturers are transitioning to these faster types of DRAM-based memory as conventional Fast Page Mode ("FPM") and Extended Data Out ("EDO") DRAM are not expected to meet the bandwidth required for future CPU and video/graphics designs. In 1997 and prior years, the Company's DRAM products were FPM and EDO technology. The Company has developed SDRAM devices, which at fiscal year end represented approximately 50% of DRAM wafer starts. The Company's transition to SDRAM as its primary DRAM technology is expected to occur in late calendar 1997.

  OTHER SEMICONDUCTOR MEMORY PRODUCTS. Other semiconductor memory products produced by the Company include Flash ("Flash") memory components, Static Random Access Memory ("SRAM") devices, and the Company's SpecTek memory products.

  Flash components are non-volatile semiconductor devices which retain the memory content when the power is turned off and are electrically erasable and reprogrammable. Flash devices can be updated with new revisions of code, different user parameters or settings and data collected over time. Flash devices are used in digital cellular phones, networking applications, workstations, servers and PCs. The Company is currently running production of the 2 Meg and 4 Meg SmartVoltage Technology Boot Block Flash. Flash sales represented less than 1% of the Company's semiconductor memory sales in 1997.

  A Static Random Access Memory ("SRAM") is a semiconductor device which performs memory functions much the same as a DRAM, but does not require memory cells to be electronically refreshed and operates faster than DRAM. The Company focuses on the high-performance, or "Very Fast", sector of SRAMs which are used in applications that require a "buffer" or "cache" of high speed memory between the central processing unit and the main DRAM memory. SRAM sales represented 1%, 2% and 6% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively. The Company reduced its SRAM sales due to lower profitability relative to DRAM sales.

  The Company's SpecTek memory products operation processes and markets various grades of DRAM components under the SpecTek brand name in either component or module forms. Nonstandard memory components are tested and generally graded to their highest level of functionality. Higher grade components meeting industry specifications are available for use in memory modules. Certain reduced specification components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications.

 PERSONAL COMPUTER SYSTEMS

  The Company develops, markets, manufactures, sells and supports a wide range of memory intensive, high performance desktop and notebook PC systems and network servers under the Micron and NetFRAME brand names. These systems use Pentium (R), Pentium (R) Pro and Pentium (R) II microprocessors manufactured by Intel Corporation ("Intel") and are assembled to order in various memory and storage configurations as well as various operating and application software. The Company also offers a variety of other system components with its PC systems and network servers, including monitors, modems, graphics cards, accelerators and CD-ROM drives.

  As of August 28, 1997, the Company's PC systems product lines included the following: The Powerdigm (TM) line of PC systems are designed for graphic intensive applications and offer users a high-end 3D visual computing workstation with professional 3D graphics. The Millennia (R) line is targeted for business users and PC enthusiasts and has enhanced multimedia and communication performance. The ClientPro (R) line is a flexible and affordable network solution for businesses which require computing stability and performance. The Transport (R) line is the Company's notebook line incorporating modular bays and offering customers instant custom configuration changes. NetFRAME servers are a PC-compatible platform that run Microsoft Windows NT and Novell IntraNetware and, combined with the Company's value-added software, provide a high degree of availability by reducing downtime resulting from hardware and software failures. The Vetix (TM) line of servers provide a competitively-priced, midrange corporate networking solution. Net sales of PC systems, exclusive of sales of MTI semiconductor memory products incorporated in MEI PC systems, represented 42%, 31% and 15% of the Company's total net sales for 1997, 1996 and 1995, respectively.

 CONTRACT MANUFACTURING

  The Company's contract manufacturing operations specialize in the design, assembly and testing of complex printed circuit boards, memory modules and "box build" system assemblies services. In addition to design, assembly and test functions, the Company offers a broad range of manufacturing services, including product engineering, materials procurement and management, quality assurance and just-in-time delivery or end-order fulfillment.


MANUFACTURING

 Semiconductor Memory Products

  The manufacturing of the Company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques. Manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, the yield of acceptable die produced on each wafer and labor productivity. Other contributing factors are wafer size, number of fabrication steps, cost and sophistication of the manufacturing equipment, equipment utilization, process complexity, package type, and cleanliness. The Company is engaged in ongoing efforts to enhance its production processes to reduce the die size of existing products and increase capacity utilization.

  The Company's semiconductor manufacturing facility in Boise, Idaho includes two 8 inch-wafer fabs equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers and automated mask inspection systems. The production facility operates in 12-hour shifts, 24 hours per day and 7 days per week to reduce down time during shift changes, and to reduce total fabrication costs by maximizing utilization of fabrication facilities. Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks or other difficulties in the process may cause a substantial percentage of the wafers to be scrapped or individual circuits to be nonfunctional. The success of the Company's manufacturing operation will be largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.

  After fabrication, each silicon wafer is separated into individual die. Functional die are connected to external leads by extremely fine wire and are assembled into plastic packages. Each completed package is then inspected, sealed and tested. The assembly process uses high-speed automatic systems such as wire bonders, as well as semi-automatic plastic encapsulation and solder systems. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, through the utilization of its proprietary AMBYX(R) line of intelligent test and burn-in systems, the Company simultaneously conducts circuit testing of all die during the burn-in process, capturing quality and reliability data, and reducing testing time and cost.

  Completion of MTI's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996 as a result of the decline in average selling prices for semiconductor memory products. Although additional test capacity for Boise production is anticipated to be provided in Lehi in 1998, completion of the remainder of the Lehi production facilities is dependent upon market conditions.

 PERSONAL COMPUTER SYSTEMS

  The Company's PC system manufacturing process is designed to provide custom-configured PC products to its customers, and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to order based on customer specifications.
Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. The Company's desktop PC systems are generally assembled in its own facilities. The Company's notebook PC systems are designed to include feature sets defined by the Company, and are assembled by a third-party supplier and sent to the Company for final custom configuration and testing.

 CONTRACT MANUFACTURING

  Nearly all of the products manufactured by the Company's contract manufacturing operations are assembled utilizing surface mount technology ("SMT") whereby the leads on integrated circuits and other electronic components are soldered to the surface of printed circuit boards. SMT assembly requires expensive capital equipment and a high level of process expertise. The Company also utilizes chip on board technology in its manufacturing processes and has the capability to utilize ball grid array packaging technology in its assembly process.


AVAILABILITY OF RAW MATERIALS

 SEMICONDUCTOR MEMORY PRODUCTS

  The raw materials utilized by the Company's semiconductor memory manufacturing operation generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, molding compound and lead frames, may decline due to the increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor memory manufacturing operations. Interruption of any one raw material source could adversely affect the Company's operations.

 PERSONAL COMPUTER SYSTEMS

  The Company relies on third-party suppliers for its PC system components and seeks to identify suppliers which can provide state-of-the-art technology, product quality and prompt delivery at competitive prices. The Company purchases substantially all of its PC components, subassemblies and software from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Although the Company attempts to use standard components, subassemblies and software available from multiple suppliers, certain of its components, subassemblies and software are available only from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. From time to time, the Company has been unable to obtain a sufficient supply of the latest Intel microprocessors. Any interruption in the supply of any of the components, subassemblies and software currently obtained from a single source or relatively few sources, or a decrease in the general availability of any other components, subassemblies or software used in the Company's PC systems, could result in production delays and adversely affect the Company's business and results of operations.

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

  The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. Customers for the Company's semiconductor memory products include major domestic computer manufacturers and others in the computer, telecommunications and office automation industries. The Company markets its semiconductor memory products worldwide through independent sales representatives, distributors and its own direct sales force. The Company also maintains semiconductor sales offices in the United Kingdom, Germany, Singapore, Japan and Taiwan. Sales representatives are compensated on a commission basis and obtain orders subject to final acceptance by the Company. Shipments against these orders are made directly to the customer by the Company. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 7%, 8% and 10% of total net sales of such products in 1997, 1996 and 1995, respectively.

  Many of the Company's customers require a thorough review or "qualification" of new semiconductor memory products and processes which may take several months. As the Company diversifies its product lines and reduces the die sizes of existing memory products, acceptance of these products and processes is subject to this qualification procedure. There can be no assurance that new products or processes will be qualified for purchase by existing or potential customers.

  Sales to Dell Computer Corporation represented approximately 11% of the Company's net sales of semiconductor memory products in 1997. Sales to Compaq Computer Corporation represented approximately 11% of the Company's net sales of semiconductor memory products for 1996 and 1995. Sales to Intel Corporation represented approximately 11% of the Company's net sales of semiconductor memory products in fiscal 1995. No other customer individually accounted for 10% or more of the Company's net sales of semiconductor memory products in 1997, 1996 or 1995.

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

  By focusing on the direct sales channel, the Company avoids dealer markups typically experienced in the retail sales channel, limits inventory carrying costs and maintains closer contact with its target markets. Direct sales orders are received primarily via telephone, facsimile, the Company's home page on the Internet and through its direct sales force. The Company's sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. The Company offers its customers a variety of payment alternatives, including commercial trade terms, lease financing, cash on delivery, its own private label credit card and other credit cards. The Company's NetFRAME servers are sold through the Company's direct sales force and through value added resellers worldwide.

 CONTRACT MANUFACTURING

  The Company markets its contract manufacturing services through a direct sales force that interfaces with independent sales representatives and OEMs. The Company's contract manufacturing marketing efforts include participating in industry conferences and publishing articles in trade journals.


EXPORT SALES

  Export sales totaled approximately $735 million for fiscal 1997, including approximately $291 million to Europe, $242 million to Asia Pacific, $65 million to Canada and $52 million to Japan. Export sales approximated $938 million and $754 million for fiscal 1996 and 1995, respectively. Export sales are transacted primarily in United States dollars. The Company incurs import duties on sales into Europe of up to 3.5% of the product value.


BACKLOG

 SEMICONDUCTOR MEMORY PRODUCTS

  Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts and accordingly new order volumes for the
Company's semiconductor memory products fluctuate significantly.   Orders are
typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of customer changes in delivery schedules or cancellation of orders without significant penalty, the Company does not believe that its backlog of semiconductor memory products as of any particular date is firm or a reliable indicator of actual sales for any succeeding period.

 PERSONAL COMPUTER SYSTEMS

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons. Unfilled orders can be canceled by the customer prior to shipment. As of August 28, 1997, the Company had unfilled orders for PC systems of approximately $42 million compared to $63 million as of August 29, 1996. The Company anticipates that substantially all of the unfilled orders as of August 28, 1997, other than those subsequently canceled, will be shipped within 30 days. Due to a customer's ability to cancel or reschedule orders without penalty, industry seasonality and customer buying patterns, unfilled orders may not be representative of actual sales for any succeeding period.

 CONTRACT MANUFACTURING

  The Company's backlog for contract manufacturing services generally consists of purchase orders believed to be firm that are expected to be filled within the next three months. Backlog for the Company's contract manufacturing operations as of August 28, 1997 and August 29, 1996 was approximately $61 million and $52 million, respectively. Because of variations in the timing of orders, delivery intervals, material availability, customer and product mix and delivery schedules, among other reasons, the Company's contract manufacturing backlog as of any particular date may not be representative of actual sales for any succeeding period.


PRODUCT WARRANTY

  Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory and contract manufacturing services are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

  Customers may generally return PC products within 30 days after shipment for a full refund of the purchase price. The Company generally sells each PC system with the Micron Power warranty, including a five-year limited warranty on the microprocessor and main memory in its PC systems and a three-year limited warranty on the remaining hardware, covering repair or replacement for defects in workmanship or materials.


COMPETITION

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Fujitsu, Ltd., Hitachi, Ltd., Hyundai Electronics, Co., Ltd., LG Semicon, Mitsubishi Electric Corp., NEC Corp., Samsung Semiconductor, Inc., Texas Instruments Incorporated and Toshiba Corporation. Although the Company has captured an increasing percentage of the semiconductor memory market compared to prior periods, it may be at a disadvantage in competing against manufacturers with significantly greater capital resources or manufacturing capacities, larger engineer and employee bases, larger portfolios of intellectual property and more diverse product lines. The Company's larger competitors may also have long-term advantages in research and new product development and in their ability to withstand current or future downturns in the semiconductor memory market. In addition, the Company believes its competitors have sufficient resources and manufacturing capacity to influence market pricing.

  Although some of the Company's competitors have adjusted the rate at which they will implement capacity expansion programs, many of the Company's competitors have recently completed new wafer fabrication facilities, significantly increasing worldwide capacity for the production of semiconductor memory products. Excess supply resulting from increased worldwide semiconductor manufacturing capacity, improved manufacturing yields and changes in demand for semiconductor memory have resulted in downward pricing pressure.

 PERSONAL COMPUTER SYSTEMS

  Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and rapidly declining component costs. The Company believes that the rate of growth in worldwide sales of PC systems, particularly in the United States, where the Company sells a substantial majority of its PC systems, has declined and may remain below the growth rates experienced in recent years. Any general decline in demand, or a decline in the rate of increase of demand, for PC systems could increase price competition and could have a material adverse effect on the Company's business and results of operations. To remain competitive, the Company must frequently introduce new products and price its products and offer customers lead times comparable to its competitors. In addition, to remain competitive, the Company generally reduces the selling prices of its PC systems in connection with declines in its cost of components. The Company competes with a number of PC manufacturers which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett Packard Company, International Business Machines Corporation and Toshiba Corporation, among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. In addition, the Company's server products compete with manufacturers of high-end personal computers and workstations as well as manufacturers of mini and mainframe computers, including Data General Corporation, Sun Microsystems, Inc., and Sequest Computer Systems, Inc. Many of the Company's PC competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources than the Company and may enjoy access to more favorable component volume purchasing arrangements than does the Company.

  As a result of PC industry standards, the Company and its competitors generally use many of the same components, typically from the same set of suppliers, which limits the Company's ability to technologically and functionally differentiate its PC products. In the future, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from indirect domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the U.S. PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market. The Company's ability to continue to produce competitively priced products and to maintain existing gross margin percentages will depend, in large part, on the Company's ability to sustain high levels of sales and contain and reduce manufacturing and component costs. Any failure by the Company to transition to new products effectively or to accurately forecast demand for its products may adversely affect the Company's business and results of operations.

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

  The Company believes the significant competitive factors in contract manufacturing include level of service, range of services offered, quality, price, technology, location and the ability to offer flexible delivery schedules and deliver finished products on an expeditious and timely basis in accordance with customers' expectations. The Company may be at a disadvantage as to certain competitive factors when compared to manufacturers with greater resources than the Company, substantial offshore facilities or substantially larger domestic facilities. There can be no assurance that the Company will compete successfully in the future with regard to these competitive factors. In order to remain competitive, the Company may be required to expand its contract manufacturing capacity and may be required to establish additional international operations.


RESEARCH AND DEVELOPMENT

  Rapid technological change and intense price competition place a premium on both new product and new process development efforts. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development is being performed in strategic areas related to the Company's semiconductor expertise. Total research and development expenditures for the Company were $209 million, $192 million and $129 million in 1997, 1996 and 1995, respectively.

  Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are continually devoted to developing leading process technology, which is the primary determinant in the Company's ability to transition to next generation products. Application of current developments in advanced process technology is focused on shrink versions of the Company's 16 Meg DRAM and development of the 16 Meg, 64 Meg and 256 Meg SDRAMs. In 1997, the Company transitioned a substantial portion of it's manufacturing capacity to .30 micron (mu) line width processing from .35 (mu) line width processing. The Company anticipates that it will utilize .30 (mu) line width processing for all of its semiconductor fabrication by the end of 1998. It is currently anticipated that process technology will move to line widths of .25(mu), .21 (mu) and .18 (mu) in the next several years as needed for development of future generation semiconductor products.


PATENTS AND LICENSES

  As of August 28, 1997, the Company owned approximately 1,400 United States patents and 110 foreign patents relating to the use of its products and processes. In addition, the Company has numerous United States and foreign patent applications pending.

  The Company has entered into a number of cross-license agreements with third parties. The agreements typically require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term or the term of the agreement. Royalty and other product and process technology expenses were $197 million, $150 million and $203 million in fiscal 1997, 1996, and 1995, respectively. In the future, it may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors."

EMPLOYEES

  As of August 28, 1997, the Company had approximately 12,200 full-time employees, including approximately 7,700 in the semiconductor memory manufacturing operation (including component recovery operations), 3,000 in the PC operation and 1,300 in the contract manufacturing operation. Employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development and administrative support activities. Many of the Company's employees are highly-skilled and the Company's continued success will depend in part upon its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization, the Company has never had a work stoppage as a result of labor issues and the Company considers relations with employees to be satisfactory.


ENVIRONMENTAL COMPLIANCE

  Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. The Company believes that its activities conform to present environmental regulations. In September 1997, the Environmental Protection Agency (Region 10) gave the Company's semiconductor memory operations its Evergreen Award. To earn this award, companies must demonstrate full compliance with environmental laws, significant pollution prevention achievements, an overall commitment to the environment, and a history of environmental leadership. MTI is one of only six companies in Region 10 of the United States to receive the Evergreen Award. In 1997, the Company also became ISO 14001 certified. To achieve certification, the Company met requirements in environmental policy, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping, and management review. While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other compliance requirements. Additionally, the extensive process required to obtain permits for expansion of the Company's facilities may impact how quickly the Company can respond to increases in market demand.

OFFICERS AND DIRECTORS OF THE REGISTRANT

  As of August 28, 1997, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended:

NAME                                   Age                            Position
----------------------------------  ---------  -------------------------------------------------------
Steven R. Appleton................     37      Chief Executive Officer, President and Chairman of the
                                               Board of Directors
Donald D. Baldwin.................     37      Vice President of Sales and Marketing
Kipp A. Bedard....................     38      Vice President of Corporate Affairs
Robert M. Donnelly................     58      Vice President of Memory Products
D. Mark Durcan....................     36      Chief Technical Officer and Vice President of Research
                                               & Development
Jay L. Hawkins....................     37      Vice President of Operations
Roderic W. Lewis..................     42      Vice President of Legal Affairs, General Counsel and
                                               Corporate Secretary
Wilbur G. Stover, Jr..............     44      Chief Financial Officer and Vice President of Finance
James W. Bagley...................     58      Director
Jerry M. Hess.....................     59      Director
Robert A. Lothrop.................     71      Director
Thomas T. Nicholson...............     61      Director
Don J. Simplot....................     62      Director
John R. Simplot...................     88      Director
Gordon C. Smith...................     68      Director

  Steven R. Appleton joined MTI in February 1983 and has served in various
  ------------------
capacities with the Company and its subsidiaries. Mr. Appleton first became an officer of MTI in August 1989 and has served in various officer positions, including overseeing the Company's semiconductor operations as President and Chief Executive Officer of Micron Semiconductor, Inc. ("MSI"), then a wholly-owned subsidiary of MTI, from July 1992 to November 1994. Since May 1994 Mr. Appleton has served as a member of MTI's Board of Directors and since September 1994 Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. Mr. Appleton also serves as a member of the Board of Directors of MEI. Mr. Appleton holds a BA in Business Management from Boise State University.

  Donald D. Baldwin joined MTI in April 1984 and has served in various
  -----------------
capacities with the Company and its subsidiaries. Mr. Baldwin first became an officer of MTI in May 1991 and has served in various officer positions, including Vice President, Sales of MSI from July 1992 to November 1994. Mr. Baldwin served as Vice President, Sales for MTI from November 1994 through June 1997, at which time he became Vice President of Sales and Marketing. Mr. Baldwin holds a BA in Marketing from Boise State University.

  Kipp A. Bedard joined MTI in November 1983 and has served in various
  --------------
manufacturing and sales positions with the Company and its subsidiaries. Mr. Bedard first became an officer of MTI in April 1990 and has served in various officer positions, including Vice President, Corporate Affairs of MSI from July 1992 to January 1994. Mr. Bedard has served as Vice President of Corporate Affairs for MTI since January 1994. Mr. Bedard holds a BBA in Accounting from Boise State University.

  Robert M. Donnelly joined MTI in September 1988 and has served in various
  ------------------
technical positions with the Company and its subsidiaries. Mr. Donnelly first became an officer of MTI in August 1989 and has served in various officer positions, including Vice President, SRAM Products Group of MSI from July 1992 to November 1994. Mr. Donnelly was named Vice President, SRAM Products Group for MTI in November 1994. Mr. Donnelly served as Vice President, SRAM Design and Product Engineering for MTI from October 1995 through November 1996, at which time he became Vice President of Memory Products. Mr. Donnelly holds a BS in Electrical Engineering from the University of Louisville.

  D. Mark Durcan joined MTI in 1984 as a diffusion engineer.  Since that time he
  --------------
has held a series of positions of increasing responsibility with the Company and its subsidiaries, including Manager of Process Research and Development. Mr. Durcan served as Vice President, Process Research and Development from July 1996 through June 1997, at which time he became Chief Technical Officer and Vice President of Research & Development. Mr. Durcan holds a BS and MS in Chemical Engineering from Rice University.

  Jay L. Hawkins joined MTI in March 1984 and has served in various
  --------------
manufacturing positions for the Company and its subsidiaries, including Director of Manufacturing for MSI from July 1992 to November 1994 and Director of Manufacturing for MTI from November 1994 to February 1996. Mr. Hawkins served as Vice President, Manufacturing Administration from February 1996 through June 1997, at which time he became Vice President of Operations. Mr. Hawkins holds a BBA in Marketing from Boise State University.

  Roderic W. Lewis joined MTI in 1991 as Associate General Counsel.  He became
  ----------------
Assistant General Counsel in 1993. From April 1995 to July 1996, Mr. Lewis served as Vice President, General Counsel and Corporate Secretary for MEI. Since July 1996, Mr. Lewis has served as Vice President, General Counsel and Corporate Secretary for MTI. Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law. He became Vice President of Legal Affairs, General Counsel and Corporate Secretary on November 25, 1996.

  Wilbur G. Stover, Jr. joined MTI in June 1989 and has served in various
  --------------------
financial positions with the Company and its subsidiaries, including Controller from February 1990 to July 1992 and Vice President, Finance and Chief Financial Officer of MSI from August 1992 to September 1994. Since September 1994, Mr. Stover has served as MTI's Chief Financial Officer and Vice President of Finance. From October 1994 through September 1996, Mr. Stover served as a member of the MTI Board of Directors. Mr. Stover holds a BA in Business Administration from Washington State University.

  James W. Bagley became the Chief Executive Officer and a director of Lam
  ---------------
Research, Inc. ("Lam") in August 1997, upon consummation of a merger of OnTrak Systems, Inc. ("OnTrak") into Lam. From June 1996 to August 1997 Mr. Bagley served as the Chairman and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, including Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley currently is a director of KLA-Tencor Corporation, Teradyne, Inc., Kulicke & Soffe Industries, Inc. and Semi/SEMATECH.

  Jerry M. Hess has served as Chairman and Chief Executive Officer of J.M. Hess
  -------------
Construction Company, Inc. since 1959. Mr. Hess was elected to the Board of Directors of MTI in 1994. Mr. Hess also serves as a director of MEI.

  Robert A. Lothrop served as Senior Vice President of the J.R. Simplot Company,
  -----------------
a food processing, fertilizer and agricultural chemicals manufacturing company, from January 1986 until his retirement in January 1991. He was elected to the Board of Directors of MTI in 1986. In 1992, he was elected to the Board of Directors of MSI and resigned as a director of MTI. Mr. Lothrop was re-elected to MTI's Board of Directors in 1994. Mr. Lothrop also serves as a director of MEI.

  Thomas T. Nicholson serves as Vice President of Honda of Seattle.  Mr.
  -------------------
Nicholson also serves as President of Mountain View Equipment, a farm equipment dealership, and is a partner of CCT Land & Cattle. He has served on MTI's Board of Directors since 1980.

  Don J. Simplot served as the President of Simplot Financial Corporation, a
  --------------
wholly-owned subsidiary of the J.R. Simplot Company, from February 1985 until January 1992. In April 1994, Mr. Don J. Simplot was appointed as a member of the Office of the Chairman of the J.R. Simplot Company. He has served on the Board of Directors of MTI since 1982. Mr. Don Simplot is also a Director of AirSensors, Inc., an alternative fuel conversion equipment company.

  John R. Simplot founded and served as the Chairman of the Board of Directors
  ---------------
of the J.R. Simplot Company prior to his retirement in April 1994. Mr. John R. Simplot currently serves as Chairman Emeritus of the J.R. Simplot Company. He has served on MTI's Board of Directors since 1980. Mr. Simplot also serves as a director of MEI.

  Gordon C. Smith served in various management positions from July 1980 until
  ---------------
January 1992 for Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company. From May 1988 until his retirement in March 1994, Mr. Smith served as the President and Chief Executive Officer of the J.R. Simplot Company. He was elected to the Board of Directors of MTI in 1990.

  There is no family relationship between any director or executive officer of the Company, except between John R. Simplot and Don J. Simplot, who are father and son, respectively.

ITEM 2.  PROPERTIES

  The Company's principal semiconductor manufacturing, engineering, administrative, and support facilities are located on an approximately 830 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.9 million square feet of building space at this primary site. Of the total, approximately 518,000 square feet is production space, 570,000 square feet is facility support space, and 805,000 square feet is office and other space.

  In fiscal 1995 the Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility in Lehi, Utah. Although additional test capacity for Boise production is anticipated to be provided in Lehi in 1998, completion of the remainder of the Lehi production facilities is on indefinite hold. As of August 28, 1997, the Company had incurred construction costs of approximately $612 million to build the facility. Market conditions for semiconductor memory products will dictate if and when the Lehi complex is completed.

  MEI's principal PC manufacturing, contract manufacturing and component recovery operations are located on a 100 acre site in Nampa, Idaho. All facilities are owned by MEI. MEI has approximately 577,000 square feet of building space at the Nampa site. Of the total, approximately 123,000 square feet is PC manufacturing space, 146,000 square feet is contract manufacturing space, 40,000 square feet is component recovery space, and the balance is office and other space. MEI has a 60,000 square foot leased facility in Minneapolis, Minnesota for sales, support and administration of PC operations and a 75,000 square foot facility in Meridian, Idaho dedicated to a PC call center, as well as an 85,000 square foot facility in Milpitas, California dedicated to its enterprise server products and research and development efforts associated therewith, with a total of approximately 29,000 square feet dedicated to manufacturing.

  MEI also occupies a 61,000 square foot leased facility in Durham, North Carolina, with approximately 43,000 square feet dedicated to contract manufacturing. In addition, MEI's contract manufacturing operation occupies an 18,000 square foot leased facility in Penang, Malaysia.

  Equipment with a net book value of approximately $313 million is pledged as collateral for outstanding debt and capital leases as of August 28, 1997.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 MARKET FOR COMMON STOCK

  Micron Technology, Inc.'s common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for the Company's common stock for each quarter of fiscal 1997 and 1996, as reported by The Wall Street Journal.

                                                               High              Low
                                                          ---------------  ---------------
1997:
  4th quarter...........................................          $60.063          $38.375
  3rd quarter...........................................           45.250           33.250
  2nd quarter...........................................           39.125           29.000
  1st quarter...........................................           34.750           20.375
1996:
  4th quarter...........................................          $32.125          $17.250
  3rd quarter...........................................           38.375           28.500
  2nd quarter...........................................           54.750           30.875
  1st quarter...........................................           94.375           47.750

HOLDERS OF RECORD

  As of August 28, 1997, there were 7,374 shareholders of record of the Company's common stock.


DIVIDENDS

  The Company did not declare or pay any dividends during fiscal 1997. The Company declared and paid cash dividends of $0.15 per share during each of fiscal 1996 and fiscal 1995. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.


ITEM 6.  SELECTED FINANCIAL DATA

                                                  1997           1996           1995           1994           1993
                                              -------------  -------------  -------------  -------------  -------------
                                                          (Amounts in millions, except for per share data)
Net sales...................................       $3,515.5       $3,653.8       $2,952.7       $1,628.6         $828.3
Gross margin................................          976.4        1,455.4        1,624.0          839.2          311.1
Operating income............................          402.4          940.5        1,307.8          625.7          167.7
Net income..................................          332.2          593.5          844.1          400.5          104.1
Fully diluted earnings per share............           1.53           2.76           3.90           1.90           0.51
Cash dividend declared per share............             --           0.15           0.15           0.06           0.01
Current assets..............................        1,972.4          964.0        1,274.1          793.2          440.1
Property, plant and equipment, net..........        2,761.2        2,708.1        1,385.6          663.5          437.8
Total assets................................        4,851.3        3,751.5        2,774.9        1,529.7          965.7
Current liabilities.........................          749.9          664.5          604.8          274.2          210.8
Long-term debt..............................          762.3          314.6          129.4          124.7           54.4
Shareholders' equity........................        2,883.1        2,502.0        1,896.2        1,049.3          639.5

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Certain Factors."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended August 28, 1997, August 29, 1996 or August 31, 1995, unless otherwise indicated.


RESULTS OF OPERATIONS

  Net income for 1997 was $332 million, or $1.53 per fully diluted share, on net sales of $3,516 million. Net income for 1996 was $593 million, or $2.76 per fully diluted share, on net sales of $3,654 million. The slightly lower level of net sales in 1997 principally resulted from a sharp decline in average selling prices for semiconductor memory products, largely offset by increased volumes of semiconductor memory products sold and increased unit sales of PC systems. The sharp decline in average selling prices for the Company's semiconductor memory products in 1997 also resulted in lower net income in 1997 as compared to 1996, as the declines exceeded the Company's ability to reduce its cost per megabit.

  Results of operations for 1997 included a $94 million after-tax gain on the sale of a portion of the Company's holdings in MEI common stock, which decreased the Company's ownership in MEI to approximately 64%. Results of operations for 1997 also included net after-tax gains of $13 million on sales of other investments. Fully diluted earnings per share for 1997 benefited by $0.49 from these gain transactions.

 NET SALES

                                               1997                      1996                       1995
                                      -----------------------  -------------------------  ------------------------
                                                                 (dollars in millions)
Semiconductor memory products.......       $1,738.1       49%        $2,210.0        60%        $2,287.0       77%
PC systems..........................        1,463.5       42%         1,128.3        31%           429.1       15%
Other...............................          313.9        9%           315.5         9%           236.6        8%
                                           --------      ---         --------       ---         --------      ---
  Total net sales...................       $3,515.5      100%        $3,653.8       100%        $2,952.7      100%
                                           ========                  ========                   ========

  Net sales reported under "semiconductor memory products" include sales of MTI semiconductor memory products incorporated in MEI PC systems and other products, which amounted to $87.5 million, $183.7 million and $182.5 million in 1997, 1996 and 1995, respectively. The caption "Other" primarily includes revenue from contract manufacturing and module assembly services, construction management services, government research and development contracts, and licensing fees.

  Net sales in 1997 decreased by 4% compared to 1996, principally due to an approximate 75% decline in average selling prices of semiconductor memory products for the year, offset by increased volumes of semiconductor memory products sold and increased unit sales of PC systems. Total megabits of semiconductor memory shipped in 1997 increased by more than 200% over 1996 levels. This increase was principally a result of the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, enhanced yields on existing memory products, the conversion of all of the Company's fabs to 8-inch wafer processing at the end of 1996 and an increase in total wafer outs.

  The Company's 16 Meg DRAM comprised approximately 80% of net sales of
semiconductor memory in 1997.   The Company's principal semiconductor memory
product in 1996 and 1995 was the 4 Meg DRAM, which comprised approximately 87% of net sales of semiconductor memory in each year.

  Unit sales of PC systems in 1997 were approximately 37% higher than in 1996, while average selling prices for PC systems declined. Higher unit sales were largely attributable to significantly higher government and corporate sales.

  Net sales in 1996 increased by 24% compared to 1995 principally due to a higher level of net sales of PC systems. The effect on net sales of increased production of semiconductor memory products was offset by a sharp decline in average selling prices. Total megabits shipped in 1996 increased by approximately 77% from 1995 levels. This increase was principally due to the conversion of all of the Company's fabs to 8-inch wafer processing, ongoing transitions to successive shrink versions of existing memory products, particularly the 4 Meg DRAM, an increase in total wafer outs, a shift in the Company's mix of semiconductor memory products to a higher average density and enhanced yields on existing memory products. Unit sales of PC systems increased by 111% in 1996 compared to 1995, principally due to an increase in sales through the direct channel resulting from increased name recognition and market acceptance of Micron brand desktop PC products. Increased sales to governmental entities and increased sales of notebook systems also contributed to higher overall unit sales in 1996.

 GROSS MARGIN

                                                   1997         % Change          1996          % CHANGE          1995
                                               ------------  --------------  --------------  --------------  --------------
                                                                          (dollars in millions)
Gross margin.................................       $976.4          (32.9)%       $1,455.4          (10.4)%       $1,624.0
as a % of net sales..........................         27.8%                           39.8%                           55.0%

  The Company's gross margin percentage declined primarily as a result of lower average selling prices for semiconductor memory products and increasing net sales of PC systems as a percentage of total net sales. The Company's gross margin percentage on sales of semiconductor memory products for 1997 was 39%, compared to 56% and 65% in 1996 and 1995, respectively. The lower gross margin on sales of semiconductor memory products in 1997 was primarily the result of sharp declines in average selling prices for such products, partially offset by lower per megabit manufacturing costs. Decreases in the Company's manufacturing costs per megabit were achieved through the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive shrink versions of existing memory products, enhanced yields on existing memory products, the conversion of all of the Company's fabs to 8-inch wafer processing at the end of 1996 and an increase in total wafer outs.

  Cost of goods sold includes estimated costs of settlement or adjudication of asserted and unasserted claims for patent infringement prior to the balance sheet date and costs of product and process technology licensing arrangements. The 1996 gross margin was increased by a net reduction of approximately $55 million in prior year accruals for product and process rights contingencies for both semiconductor and personal computer operations.

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ramp of its 16 Meg SDRAM reached approximately 50% of DRAM wafer starts at fiscal year end. The Company has also introduced its 64 Meg DRAM into production and expects to ramp production as customer demand shifts away from the 16 Meg DRAM. Future gross margins will be adversely impacted if the Company is unable to transition to these products in a timely fashion or at gross margin rates comparable to those of the Company's current primary products.

  The gross margin percentage for the Company's PC operations for 1997 was 17%, compared to 15% and 10% in 1996 and 1995, respectively. The gross margin percentage for sales of the Company's PC systems was higher in 1997 compared to 1996, primarily due to relatively lower component costs, partially offset by lower selling prices for the Company's PC systems. Gross margins in 1997 were adversely affected by intense price competition, a shift in product mix toward the Company's lower-priced PC systems and the effect of a higher level of sales to governmental entities. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

  The decrease in gross margin percentage for 1996 compared to 1995 was principally a result of lower average selling prices for semiconductor memory products and higher net sales of PC systems as a percentage of total net sales. The lower gross margin percentage on sales of semiconductor memory products in 1996 was principally due to a sharp decline in average selling prices for such products as compared to more gradual decreases in per megabit manufacturing costs. Decreases in the Company's manufacturing costs per megabit were achieved through significant increases in volume production which principally resulted from a greater number of die per wafer achieved through conversion of all fabs to 8-inch wafers, transitions to shrink versions of existing products, improved manufacturing yields, increased wafer output and a shift in the Company's mix of semiconductor memory products to higher density devices. The lower gross margin percentage on sales of semiconductor memory products in 1996 was partially offset by the effect of a net reduction of approximately $55 million in accruals recorded in prior years relating to product and process rights contingencies for both semiconductor and personal computer operations. The effect on the Company's gross margin from the decrease in semiconductor gross margin was compounded by higher net sales of PC systems as a percentage of net sales, as sales of PC systems generally had a lower gross margin percentage than sales of the Company's semiconductor memory products in 1996.

 SELLING, GENERAL AND ADMINISTRATIVE

                                                    1997          % CHANGE          1996          % CHANGE          1995
                                               --------------  --------------  --------------  --------------  --------------
                                                                           (dollars in millions)
Selling, general and administrative..........         $365.0            24.4%         $293.4            56.6%         $187.4
as a % of net sales..........................           10.4%                            8.0%                            6.3%

  The higher level of selling, general and administrative expenses during 1997 as compared to 1996 reflects an increased number of administrative employees associated with expanded PC operations, increased advertising costs associated with the Company's PC systems, a higher level of performance based compensation costs, increased technical and professional fees primarily associated with information technology consulting services for the Company's expanding PC operations. Selling, general and administrative expenses reflect pre-tax gains from the disposal of equipment of $3 million, $21 million and $7 million in 1997, 1996 and 1995, respectively.

  The higher level of selling, general and administrative expenses for 1996 as compared to 1995 principally resulted from a higher level of personnel costs associated with the increased number of administrative employees and sales and technical support employees in the Company's PC operations and, to a lesser extent, increased legal costs associated with the development and resolution of product and process technology rights and contingencies, advertising costs for the Company's PC operations and depreciation expense resulting from the addition of new computer equipment in late 1995 and 1996. During 1996, the Company charged operations with a $9 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems.

 RESEARCH AND DEVELOPMENT

                                                    1997          % CHANGE          1996          % CHANGE          1995
                                               --------------  --------------  --------------  --------------  --------------
                                                                           (dollars in millions)
Research and development.....................         $208.9             8.9%         $191.9            49.0%         $128.8
as a % of net sales..........................            5.9%                            5.3%                            4.4%

  Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of current developments in advanced process technology is focused on shrink versions of the Company's 16 Meg DRAM and development of the 16 Meg, 64 Meg and 256 Meg SDRAMs. The PC industry is in the process of transitioning from EDO to SDRAM. The Company's transition to SDRAM as the primary DRAM technology is expected to occur in late calendar 1997. Other research and development efforts are devoted to the design and development of FLASH, SRAM, remote intelligent communications (RIC) and flat panel display products.

  In 1997, the Company transitioned a substantial portion of its manufacturing capacity to .30 micron (mu) line width processing from .35 (mu) line width processing. The Company anticipates that all of its semiconductor fabrication will utilize .30 (mu) line width processing by the end of 1998. It is currently anticipated that process technology will move to line widths of .25 (mu), .21
(mu) and .18 (mu) in the next several years as needed for the development of future generation semiconductor products.

 GAIN ON SALE OF INVESTMENTS AND SUBSIDIARY STOCK

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200 million and MEI sold 3 million newly issued shares for net proceeds of $48 million, resulting in a consolidated pre-tax gain of $190 million. The sales reduced the Company's ownership of the outstanding MEI common stock from approximately 79% to approximately 64%. The Company also recorded pre-tax gains totaling $22 million for 1997 relating to sales of investments. Fully diluted earnings per share for 1997 benefited by $0.49 from these gain transactions.

 RESTRUCTURING CHARGE

  Results of operations for 1996 were adversely affected by a $30 million pre-tax restructuring charge resulting from the decisions by its then approximately 79% owned subsidiary, Micron Electronics, Inc., to discontinue sales of ZEOS (R) brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced 1996 fully diluted earnings per share by $0.09.

 INCOME TAX PROVISION

                                                   1997          % CHANGE         1996          % CHANGE         1995
                                               -------------  --------------  -------------  --------------  -------------
                                                                          (dollars in millions)
Income tax provision.........................         $267.3         (25.1)%         $357.0         (29.5)%         $506.4

  The effective tax rate for 1997 was 43.2%, which primarily reflects the statutory corporate tax rate, the net effect of state taxation and the effect of change in ownership of domestic subsidiaries. The effective tax rate for 1996 and 1995 was 37.2%. The change in the effective tax rate was principally due to provision for income taxes by the Company on earnings of its domestic subsidiaries, and the gain on the sale of MEI common stock by the Company and the gain on issuance of common stock by MEI. State income taxes have been reduced by state tax credits. As of June 1996, MEI was not consolidated with MTI for federal income tax purposes.

 RECENTLY ISSUED ACCOUNTING STANDARDS

   Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share, issued by the Financial Accounting Standards Board ("FASB") in February 1997, SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, issued by the FASB in June 1997. Basic and diluted EPS pursuant to the requirements of SFAS No. 128, as well as a description of SFAS No. 130 and SFAS No. 131 are disclosed in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

  As of August 28, 1997, the Company had cash and liquid investments totaling $988 million, representing an increase of $701 million during 1997.

  The Company's principal sources of liquidity during 1997 were cash flows from operations of $604 million, net proceeds of $487 million from the issuance of convertible subordinated notes, net cash proceeds from the sale of MEI common stock of $248 million and equipment financing of $78 million. The principal uses of funds in 1997 were $517 million for property, plant and equipment, $155 million for repayments of equipment contracts and long-term debt, and $90 million for net repayments of the Company's bank line. In addition, during 1997 the Company's inventories increased by $203 million primarily as a result of increased levels of production; of this increase, $83 million is attributable to an increase in work in progress inventories resulting principally from capacity constraints in Assembly and Test due to the Company's transition to SDRAM. The Company expects to work through these capacity constraints by early calendar 1998.

  Cash flow from operations depends significantly on average selling prices and variable cost per unit for the Company's semiconductor memory products. Cash flow from operations for 1997 was lower than cash flow from operations for 1996 primarily as a result of lower overall average selling prices for semiconductor memory products.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. As of August 28, 1997, the Company had entered into contracts extending into fiscal 1999 for approximately $562 million for equipment purchases and approximately $43 million for the construction of facilities. The Company estimates it will spend approximately $1.2 billion in the next fiscal year for purchases of equipment and construction and improvement of buildings. Should market conditions deteriorate, the Company would likely reduce substantially its budget for capital expenditures. These expenditures will be used primarily to enhance capacity and product and process technology at the Company's existing facilities. As the Company considers its product and process technology enhancement programs and technology diversification objectives, the Company has evaluated, and continues to evaluate, the purchase of the minority interest of its subsidiaries, possible acquisitions and strategic alliances. In the fourth quarter of 1997, the Company took advantage of favorable market conditions in the capital markets and issued $500 million in 7% convertible subordinated notes. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to an additional $500 million in debt or equity securities.

  MTI has a $500 million revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio, a maximum operating losses covenant and a limitation on the payment of dividends. As of August 28, 1997, the Company was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions or be able to borrow the full amount of the credit facility. MEI has credit agreements providing for aggregate borrowings of $158 million. The agreements contain certain restrictive covenants. As of August 28, 1997, MEI was eligible to borrow the full $158 million and had aggregate borrowings of $10 million outstanding under the agreements. Cash generated by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI.


CERTAIN FACTORS

  In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.


  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. In 1996, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease per unit manufacturing costs, and, as a result, the Company's cash flows were significantly adversely affected, particularly in the second half of 1996. For most of 1997 the rate at which the Company was able to decrease per unit manufacturing costs exceeded the rate of decline in average selling prices, due mainly to a transition to a higher density product. However, in the fourth quarter of 1997 the Company was unable to decrease per unit manufacturing costs at a rate commensurate with the decline in average selling prices. In the event that average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Additionally, although some of the Company's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many of the Company's competitors have already added significant capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

  Approximately 76% of the Company's sales of semiconductor memory products during 1997 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

  The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, fluctuating market pricing for PCs and semiconductor memory products, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, the timing of orders from and shipments to OEM customers, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry, critical component availability, and failure by MEI to succeed in its strategies with respect to NetFRAME /(R)/. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

  The Company is engaged in ongoing efforts to enhance its production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has led to a significant increase in megabit production. There can be no assurance that the Company will be able to maintain or approximate increases in megabit production at a level approaching that experienced in 1997 or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ramp of its 16 Meg SDRAM reached approximately 50% of wafer starts at fiscal year end. The Company has also introduced its 64 Meg DRAM into production and expects to ramp production as customer demand shifts away from the 16 Meg DRAM. Future gross margins will be adversely impacted if the Company is unable to transition to these products in a timely fashion or at gross margin rates comparable to the Company's current primary products. A rapid shift to a higher product mix of either the 16 Meg SDRAM, or particularly the 64 Meg DRAM, could have a negative effect on the Company's results of operations.

  Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available or anticipated to be available to finance the Company's semiconductor operations. The Company has aggregate credit agreements of $658 million, including a $500 million revolving credit agreement expiring in May 2000. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing would hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of August 28, 1997, the Company had invested approximately $612 million in the Lehi facility. The cost to complete the Lehi facility is estimated to approximate $1.7 billion. Although additional test capacity for Boise production is anticipated to be provided in Lehi in 1998, completion of the remainder of the Lehi production facilities is
dependent upon market conditions.   Market conditions which the Company expects
to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and
alternative uses of capital.   There can be no assurance that the Company will
be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which, if required, could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

  The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly as the Company adds different product types to its product line, which will require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. In recent periods, the Company has experienced increased recruitment of its existing personnel by other employers. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel, or that any of MTI's personnel will remain employed by MTI. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year.
As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                        --------
Consolidated Financial Statements as of August 28, 1997 and August 29, 1996 and for fiscal years ended August 28, 1997, August 29, 1996 and August 31, 1995:

  Consolidated Statements of Operations...............................................................        26

  Consolidated Balance Sheets.........................................................................        27

  Consolidated Statements of Shareholders' Equity.....................................................        28

  Consolidated Statements of Cash Flows...............................................................        29

  Notes to Consolidated Financial Statements..........................................................        30

  Report of Independent Accountants...................................................................        43

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN MILLIONS, EXCEPT FOR EARNINGS PER SHARE DATA)

                                                                               Fiscal year ended
                                                               August 28,          August 29,          August 31,
                                                                  1997                1996                1995
                                                           ------------------  ------------------  ------------------
Net sales................................................           $3,515.5            $3,653.8            $2,952.7
Costs and expenses:
  Cost of goods sold.....................................            2,539.2             2,198.4             1,328.7
  Selling, general and administrative....................              365.0               293.4               187.4
  Research and development...............................              208.9               191.9               128.8
  Restructuring charge...................................                --                 29.6                  --
                                                           -----------------            --------   -----------------

     Total costs and expenses............................            3,113.1             2,713.3             1,644.9
                                                                    --------            --------            --------

Operating income.........................................              402.4               940.5             1,307.8
Gain on sale of investments and subsidiary stock, net                  215.8                 4.1                 0.2
Gain from merger transaction.............................                 --                  --                29.0
Interest income, net.....................................                0.9                14.3                25.0
                                                                    --------            --------            --------
Income before income taxes...............................              619.1               958.9             1,362.0

Income tax provision.....................................             (267.3)             (357.0)             (506.4)
Minority interests.......................................              (19.6)               (8.4)              (11.5)
                                                                    --------            --------            --------
Net income...............................................           $  332.2            $  593.5            $  844.1
                                                                    ========            ========            ========

Earnings per share:
  Primary................................................           $   1.54            $   2.76            $   3.95
  Fully diluted..........................................               1.53                2.76                3.90
Number of shares used in per share calculation:
  Primary................................................              216.3               215.0               213.9
  Fully diluted..........................................              217.5               215.0               216.2



    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN MILLIONS, EXCEPT FOR PAR VALUE DATA)

                                                                                                 As of
                                                                                    ------------------------------
                                                                                       August 28,     August 29,
                                                                                          1997           1996
                                                                                    ---------------  --------------
                                      ASSETS

Cash and equivalents................................................................       $  619.5       $  276.1
Liquid investments..................................................................          368.2           10.7
Receivables.........................................................................          458.9          347.4
Inventories.........................................................................          454.2          251.4
Prepaid expenses....................................................................            9.4           13.4
Deferred income taxes...............................................................           62.2           65.0
                                                                                           --------       --------
  Total current assets..............................................................        1,972.4          964.0
Product and process technology, net.................................................           51.1           43.2
Property, plant and equipment, net..................................................        2,761.2        2,708.1
Other assets........................................................................           66.6           36.2
                                                                                           --------       --------
  Total assets......................................................................       $4,851.3       $3,751.5
                                                                                           ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses...............................................       $  546.1       $  423.7
Short-term debt.....................................................................           10.6           90.0
Deferred income.....................................................................           14.5            7.8
Equipment purchase contracts........................................................           62.7           67.8
Current portion of long-term debt...................................................          116.0           75.2
                                                                                           --------       --------
  Total current liabilities.........................................................          749.9          664.5
Long-term debt......................................................................          762.3          314.6
Deferred income taxes...............................................................          239.8          157.4
Non-current product and process technology..........................................           44.1           43.5
Other liabilities...................................................................           35.6           15.7
                                                                                           --------       --------
     Total liabilities..............................................................        1,831.7        1,195.7
                                                                                           --------       --------

Minority interests..................................................................          136.5           53.8

Commitments and contingencies
Common stock, $0.10 par value, authorized 1.0 billion shares, issued and
 outstanding 211.3 million and 208.8 million shares, respectively...................           21.1           20.9
Additional capital..................................................................          483.8          434.7
Retained earnings...................................................................        2,378.2        2,046.4
                                                                                           --------       --------
  Total shareholders' equity........................................................        2,883.1        2,502.0
                                                                                           --------       --------
     Total liabilities and shareholders' equity.....................................       $4,851.3       $3,751.5
                                                                                           ========       ========




    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (DOLLARS AND SHARES IN MILLIONS)

                                                                        Fiscal year ended
                                       --------------------------------------------------------------------------------
                                              August 28, 1997            August 29, 1996            August 31, 1995
                                         -------------------------  -------------------------  -------------------------
                                           Shares        Amount       SHARES        AMOUNT       SHARES        AMOUNT
                                         -----------  ------------  -----------  ------------  -----------  ------------
COMMON STOCK
Balance at beginning of year...........        208.8     $   20.9         206.4     $   20.6         101.9     $   10.2
Stock sold.............................          0.3          0.0           0.4          0.1           0.2          0.0
Stock option plan......................          2.2          0.2           2.0          0.2           1.4          0.1
Stock split............................           --           --            --           --         102.9         10.3
                                         -----------     --------   -----------     --------         -----     --------
Balance at end of year.................        211.3     $   21.1         208.8     $   20.9         206.4     $   20.6
                                         ===========     ========   ===========     ========         =====     ========
ADDITIONAL CAPITAL
Balance at beginning of year...........                  $  434.7                   $  391.5                   $  368.3
Stock sold.............................                       7.7                       11.1                        5.6
Stock option plan......................                      26.9                       11.5                       14.3
Tax effect of stock purchase plans.....                      14.5                       20.6                       13.6
Stock split............................                        --                         --                      (10.3)
                                                         --------                   --------                   --------
Balance at end of year.................                  $  483.8                   $  434.7                   $  391.5
                                                         ========                   ========                   ========
RETAINED EARNINGS
Balance at beginning of year...........                  $2,046.4                   $1,484.1                   $  670.8
Net income.............................                     332.2                      593.5                      844.1
Cumulative translation adjustment......                      (0.4)
Dividends paid.........................                        --                      (31.2)                     (30.8)
                                                         --------                   --------                   --------
Balance at end of year.................                  $2,378.2                   $2,046.4                   $1,484.1
                                                         ========                   ========                   ========
Dividends declared per share............                       --                   $   0.15                   $   0.15





   The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                    Fiscal year ended
                                                                        --------------------------------------
                                                                          August 28,   August 29,   August 31,
                                                                             1997         1996         1995
                                                                        ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................     $ 332.2    $   593.5     $  844.1
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation..........................................................       461.7        363.7        199.0
  Decrease (increase) in receivables....................................       (97.7)       107.5       (197.9)
  Increase in inventories...............................................      (194.2)       (61.1)       (76.0)
  Increase (decrease) in accounts payable and accrued expenses..........       120.3        (80.6)       249.4
  Increase in non-current product and process liability.................         0.6         40.0          2.3
  Net gains from subsidiary stock and investment sales..................      (215.8)        (4.1)        (0.2)
  Restructuring charge..................................................          --         29.6           --
  Gain from equipment sales.............................................        (2.9)       (20.7)        (7.4)
  Increase in deferred income taxes.....................................        93.9         48.1         24.8
  Gain from merger transaction..........................................          --           --        (29.0)
  Other.................................................................       105.5         44.6         29.7
                                                                             -------    ---------     --------
Net cash provided by operating activities...............................       603.6      1,060.5      1,038.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment..........................      (516.9)    (1,524.9)      (852.4)
Purchase of available-for-sale and held-to-maturity securities..........      (446.8)      (194.6)      (719.6)
Proceeds from sale of subsidiary stock..................................       199.9           --           --
Proceeds from sales and maturities of securities........................        89.1        613.8        651.8
Proceeds from sale of equipment.........................................        15.5         33.8         13.7
Other...................................................................       (19.7)        (7.6)        13.5
                                                                             -------    ---------     --------
Net cash used for investing activities..................................      (678.9)    (1,079.5)      (893.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt..........................................       587.8        264.7         62.4
Net proceeds from (repayments of) borrowings on lines of credit.........       (90.0)        90.0           --
Payments on equipment purchase contracts................................       (53.9)      (127.0)       (80.1)
Repayments of debt......................................................      (101.1)       (54.9)       (63.4)
Proceeds from issuance of common stock..................................        34.8         25.1         17.8
Proceeds from issuance of stock by subsidiaries.........................        55.4          2.3          0.6
Debt issuance costs.....................................................       (14.3)        (2.0)        (0.2)
Payment of dividends....................................................         --         (31.2)       (30.8)
Other...................................................................         --            --         (2.4)
                                                                             -------    ---------     --------
Net cash provided by (used for) financing activities....................       418.7        167.0        (96.1)
                                                                             -------    ---------     --------
Net increase in cash and equivalents....................................       343.4        148.0         49.7
Cash and equivalents at beginning of year...............................       276.1        128.1         78.4
                                                                             -------    ---------     --------

Cash and equivalents at end of year.....................................     $ 619.5    $   276.1     $  128.1
                                                                             =======    =========     ========

Supplemental disclosures
Income taxes paid, net..................................................     $(122.9)   $  (403.4)    $ (438.6)
Interest paid, net of amounts capitalized...............................       (27.9)       (12.3)        (9.5)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases........        41.5        180.3         87.6
  Assets acquired, net of cash and liabilities assumed in
    merger transaction..................................................          --           --         26.0

   The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (ALL TABULAR DOLLAR AND SHARE AMOUNTS ARE STATED IN MILLIONS)


SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Micron Technology, Inc. and its domestic and foreign subsidiaries (the "Company"). The Company designs, develops, manufactures, and markets semiconductor memory products, primarily DRAM, principally for use in personal computers ("PCs"). Through its majority-owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company also designs, develops, manufactures, markets, and supports PC systems and network servers under the Micron /(TM)/ and NetFRAME /(R)/ brand names and operates a contract manufacturing and component recovery business. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Thursday closest to August 31.

  CERTAIN CONCENTRATIONS AND ESTIMATES: Approximately 76% of the Company's sales of semiconductor memory products are to the PC or peripheral markets. Certain components used by the Company in manufacturing of PC systems are purchased from a limited number of suppliers.

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

  EARNINGS PER SHARE: Primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options. Fully diluted net earnings per share further assumes the conversion of the Company's convertible subordinated notes for the period they were outstanding, unless such assumed conversion would result in anti-dilution.

  FINANCIAL INSTRUMENTS: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts are considered to be reasonable approximations of their fair values. The fair value of the Company's long-term debt as of August 28, 1997 approximated $850.6 million. The fair value estimates presented herein were based on market interest rates and other market information available to management as of August 28, 1997. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, liquid investments and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor, instrument or geographic area. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the computer, telecommunications and office

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

automation industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses on receivables.

  INVENTORIES: Inventories are stated at the lower of average cost or market. Cost includes labor, material and overhead costs, including product and process technology costs.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 30 years for equipment.

  PRODUCT AND PROCESS TECHNOLOGY: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized on the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years. The Company has royalty-bearing license agreements that allow it to manufacture and sell semiconductor memory devices, PC hardware and software.

  SUBSIDIARY STOCK SALES: Gains on issuance of stock by a subsidiary are recognized in income.

  ADVERTISING: Advertising costs are charged to operations as incurred. Advertising costs expensed in 1997, 1996 and 1995 were $35.7 million, $25.4 million, and $12.7 million, respectively.

  RECENTLY ISSUED ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. The requirements of this Statement are first effective for the Company's interim period ended February 26, 1998. The Statement requires, in all instances, dual presentation of a basic earnings per share ("EPS"), which excludes dilution, and a diluted EPS, which reflects the potential dilution that could occur if actions taken in respect of convertible securities or other obligations to issue common stock resulted in the issuance of common stock. It also requires a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. Basic and diluted EPS pursuant to the requirements of Statement No. 128 would be as follows:

                                          Fiscal Year Ended
                                ------------------------------------
                                 8/28/97       8/29/96        8/31/95
                                --------      --------       --------
  Basic earnings per share      $   1.58      $   2.86       $   4.12
  Diluted earnings per share    $   1.54      $   2.76       $   3.95

  In June 1997, the FASB issued SFAS No., "130 Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also to be provided. SFAS No. 131 is effective for the Company in 1999.

  FOREIGN CURRENCY: The U.S. dollar is the Company's functional currency for substantially all of its operations. For international operations where the local currency is the functional currency, assets and liabilities are translated

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at the average exchange rates prevailing during the period.

  RESTATEMENTS AND RECLASSIFICATIONS: The 1996 and 1995 Statements of Cash Flows include reclassifications relating to payments and acquisitions on equipment purchase contracts. The cost and accumulated amortization of product and process technology have been restated to exclude fully amortized costs from the subtotals. Certain other reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

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


Supplemental Balance Sheet Information                  8/28/97         8/29/96
--------------------------------------------------------------------------------

LIQUID INVESTMENTS
--------------------------------------------------------------------------------

  Available-for-sale securities:
     Commercial paper...............................     $ 377.4        $   3.9
     U.S. Government agency.........................       248.7            1.8
     Bankers' acceptances...........................        96.1
     State and local governments....................         5.8            2.3
                                                         -------        -------
                                                           728.0            8.0
                                                         -------        -------
  Held-to-maturity securities:
     Commercial paper...............................        72.7           80.3
     State and local governments....................        45.2           24.7
     U.S. Government agency.........................        39.3           12.8
     Bankers' acceptances...........................         3.8           30.9
     Other..........................................          --            2.7
                                                         -------        -------
                                                           161.0          151.4
                                                         -------        -------
  Total investments.................................       889.0          159.4
  Less cash equivalents.............................      (520.8)        (148.7)
                                                         -------        -------
                                                         $ 368.2        $  10.7
                                                         =======        =======

  Securities classified as available-for-sale are stated at fair value which approximates cost. Securities classified as held-to-maturity are stated at amortized cost. As of August 28, 1997 the total securities classified as available for sale included $722.7 million that mature within one year and held-to-maturity securities included $150.9 maturing within 90 days.

Receivables
-------------------------------------------------------------------------------

  Trade receivables..................................     $447.2        $288.2
  Income taxes receivable............................       17.9          69.1
  Allowance for returns and discounts................      (29.3)        (18.5)
  Allowance for doubtful accounts....................       (9.0)         (9.0)
  Other receivables..................................       32.1          17.6
                                                          ------        ------
                                                          $458.9        $347.4
                                                          ======        ======

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)      8/28/97         8/29/96
--------------------------------------------------------------------------------

INVENTORIES
--------------------------------------------------------------------------------

  Finished goods.....................................     $128.6         $ 54.3
  Work in progress...................................      195.7          112.8
  Raw materials and supplies.........................      129.9           84.3
                                                          ------         ------
                                                          $454.2         $251.4
                                                          ======         ======

PRODUCT AND PROCESS TECHNOLOGY
-------------------------------------------------------------------------------

  Product and process technology, at cost............     $108.1        $ 93.1
  Less accumulated amortization......................      (57.0)        (49.9)
                                                          ------        ------
                                                          $ 51.1        $ 43.2
                                                          ======        ======

  Amortization of capitalized product and process technology costs was $11.4 million in 1997; $13.6 million in 1996; and $10.3 million in 1995.

PROPERTY, PLANT AND EQUIPMENT
-------------------------------------------------------------------------------

  Land................................................  $    35.4      $   37.3
  Buildings...........................................      817.9         674.4
  Equipment...........................................    2,416.2       2,073.4
  Construction in progress............................      681.9         753.9
                                                        ---------      --------
                                                          3,951.4       3,539.0
  Less accumulated depreciation and amortization......   (1,190.2)       (830.9)
                                                        ---------      --------
                                                        $ 2,761.2      $2,708.1
                                                        =========      ========

  As of August 28, 1997 property, plant and equipment included unamortized costs of $611.7 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $575.5 million has not been placed in service and is not being depreciated. Additional test capacity for Boise production is anticipated to be provided in Lehi. Completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-------------------------------------------------------------------------------

  Accounts payable.....................................     $277.0       $232.4
  Salaries, wages and benefits.........................       93.7         67.3
  Product and process technology payable...............       99.9         39.7
  Income taxes payable.................................        3.7         22.7
  Other................................................       71.8         61.6
                                                            ------       ------
                                                            $546.1       $423.7
                                                            ======       ======

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)                                             8/28/97      8/29/96
--------------------------------------------------------------------------------------------------------------------
DEBT
--------------------------------------------------------------------------------------------------------------------
Convertible Subordinated Notes payable, due July 2004, interest rate of 7%.................     $ 500.0   $     --
Notes payable in periodic installments through July 2015, weighted average
   interest rate 7.33% and 7.28%, respectively.............................................       331.3       322.0
Capitalized lease obligations payable in monthly installments through August
   2002, weighted average interest rate of 7.68% and 7.72%, respectively...................        40.7        42.8
Noninterest bearing obligations, $2.0 million due December 1997 and $1.1 million
   due March, 1998, weighted average imputed interest rate of 7.31% and 7.17%, respectively         3.1        21.6
Notes payable, due June 1998, weighted average interest rate of 5.28% and 5.30%,
   respectively............................................................................         3.0         3.0

Other......................................................................................         0.2         0.4
                                                                                                -------      ------
                                                                                                  878.3       389.8
Less current portion.......................................................................      (116.0)      (75.2)
                                                                                                -------      ------
                                                                                                $ 762.3      $314.6
                                                                                                =======      ======

  During the fourth quarter of 1997 the Company issued $500 million in 7% convertible subordinated notes due July 1, 2004 which are convertible into shares of the Company's common stock at $67.44 per share. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to $500 million of additional debt or equity securities.

  The Company has a revolving credit facility that provides for borrowings up to $500 million and expires in May 2000. As of August 28, 1997 the Company had no borrowings outstanding under the facility. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants and conditions including a borrowing base tied to the Company's accounts receivable, an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant, and a maximum net loss covenant.

  MEI has credit agreements providing for aggregate borrowings of $158 million. The agreements contain certain restrictive covenants. As of August 28, 1997, MEI was eligible to borrow the full $158 million and had $10.1 million in short-term debt outstanding under its agreements due in installments through June 1998.

  Certain notes payable are collateralized by plant and equipment with a total cost of approximately $441.6 million and accumulated depreciation of approximately $167.2 million as of August 28, 1997. Equipment under capital leases, and the accumulated depreciation thereon, were approximately $59.8 million and $21.6 million, respectively, as of August 28, 1997, and $53.3 million and $14.3 million, respectively, as of August 29, 1996.

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)
  ------------------------------------------------------------------------------

  The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $8.0 million, $5.7 million and $2.6 million for 1997, 1996 and 1995, respectively. Minimum future rental commitments under operating leases aggregate $12.4 million as of August 28, 1997 and are payable as follows (in millions): 1998, $3.7; 1999, $3.7; 2000, $3.3;
2001, $1.3 and 2002, $0.4.

  Maturities of long-term debt are as follows:


                                                                                                NONINTEREST
                                                                                   NOTES          BEARING      CAPITAL
        FISCAL YEAR                                                               PAYABLE       OBLIGATIONS    LEASES
        -----------                                                             -----------   --------------  ---------
        1998.................................................................         $108.0         $3.3          $10.9
        1999.................................................................           79.5           --            9.8
        2000.................................................................           76.9           --            9.5
        2001.................................................................           62.6           --           15.5
        2002.................................................................            6.8           --            3.5
        2003 AND THEREAFTER..................................................          502.0           --             --
        LESS DISCOUNT AND INTEREST...........................................           (1.5)          --           (8.5)
                                                                                      ------         ----          -----
                                                                                      $834.3         $3.3          $40.7
                                                                                      ======         ====          =====

  Interest income in 1997, 1996, and 1995 is net of interest expense of $31.3 million, $8.6 million, and $7.3 million, respectively. Construction period interest of $6.0 million, $7.8 million and $5.0 million was capitalized in 1997, 1996 and 1995, respectively.


STOCK PURCHASE PLANS

  As of August 28, 1997, the Company had in place the 1994 Stock Option Plan, the NSO Plan and the 1997 NSO Plan, collectively the "Active Stock Plans." The NSO Plan and the 1997 NSO Plan were adopted in 1997. As of August 28, 1997, there was an aggregate of 17.2 million shares of the Company's common stock authorized for grant under the Active Stock Plans, of which options for 14.3 million shares have been granted. No options were available for grant under the Company's 1985 Incentive Stock Option Plan, which expired in 1995, however, options remain outstanding under that Plan. Options are subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% during each year of employment beginning one year from the date of grant and expire six years from the date of grant.

  Option activity under MTI's Stock Plans is summarized as follows:

                                                                           FISCAL YEAR ENDED
                                               -------------------------------------------------------------------------
                                                       8/28/97                   8/29/96                 8/31/95
                                                --------------------       ------------------        -------------------
                                                            WEIGHTED                 WEIGHTED                   WEIGHTED
                                                            AVERAGE                  AVERAGE                    AVERAGE
                                                NUMBER      EXERCISE       NUMBER    EXERCISE         NUMBER    EXERCISE
                                              OF SHARES      PRICE       OF SHARES    PRICE         OF SHARES    PRICE
                                             ---------------------------------------------------------------------------
  Outstanding at beginning of year...........     14.5       $29.38        13.7       $15.54          11.6        $ 7.81
  Granted....................................     14.3        36.57         3.3        71.61           5.0         27.73
  Terminated or cancelled....................     (4.9)       49.28        (0.5)       23.11          (0.5)         7.55
  Exercised..................................     (2.2)       11.94        (2.0)        6.94          (2.4)         5.18
  Outstanding at end of year.................     21.7        28.85        14.5        29.38          13.7         15.54
  Exercisable at end of year.................      5.3        17.63         2.9        14.54           1.4          7.15
  Shares available for future grants.........      2.9           --         5.1           --           3.3            --

                          MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Options outstanding under the Active Stock Plans as of August 28, 1997, were at per share prices ranging from $2.41 to $45.78. Options exercised were at per share prices ranging from $1.72 to $37.87 in 1997, $1.53 to $28.87 in 1996, and $1.30 to $21.33 in 1995.

  The following table summarizes information about MTI options outstanding under the Active Stock Plans as of August 28, 1997:

                                                  MTI OUTSTANDING OPTIONS                        MTI EXERCISABLE OPTIONS
------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED
                                                          AVERAGE          WEIGHTED                          WEIGHTED
                                                         REMAINING         AVERAGE                           AVERAGE
                                            NUMBER      CONTRACTUAL        EXERCISE            NUMBER        EXERCISE
RANGE OF EXERCISE PRICES                  OF SHARES    LIFE (IN YEARS)      PRICE            OF SHARES        PRICE
 -----------------------------------------------------------------------------------------------------------------------
$ 2.41 - $ 9.60                               2.2           1.8            $ 5.03               1.4           $ 5.11
$10.19 - $19.98                               3.2           2.5             13.83               1.6            13.81
$20.09 - $29.94                               5.7           4.2             26.53               1.3            25.80
$31.05 - $45.78                              10.6           5.6             39.59               1.0            32.35

  The Company's 1989 Employee Stock Purchase Plan ("ESPP") and MEI's 1995 Employee Stock Purchase Plan ("MEI ESPP") allow eligible employees to purchase shares of the Company's common stock and MEI's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 6.8 million shares of Company common stock are reserved for issuance under the ESPP, of which 6.1 million shares have been issued as of August 28, 1997. A total of 2.5 million shares of MEI common stock are reserved for issuance under the MEI ESPP, of which approximately 271,000 shares had been issued as of August 28, 1997.

  MEI's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 28, 1997, there were 5,000,000 shares of common stock reserved for issuance under the plan. Exercise prices of the incentive and nonstatutory stock options have generally been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to terms and conditions determined by the MEI Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant.

  Option activity under MEI's 1995 Stock Option Plan is summarized as follows (amounts in thousands, except per share amounts):

                                                                           FISCAL YEAR ENDED
                                              ----------------------------------------------------------------------------
                                                       8/28/97                   8/29/96                  8/31/95
                                               ----------------------    ------------------------    ----------------------
                                                             WEIGHTED                  WEIGHTED                WEIGHTED
                                                              AVERAGE                   AVERAGE                  AVERAGE
                                               NUMBER OF     EXERCISE     NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                 SHARES        PRICE         SHARES      PRICE        SHARES      PRICE
-------------------------------------------------------------------------------------------------------------------------
  Outstanding at beginning of year...........    1,908        $13.70         1,795       $ 8.22         --       $    --
  Granted....................................    1,926         19.90         1,294        12.11        747         18.06
  Merger transaction.........................       --            --            --           --      1,140          1.43
  Terminated or cancelled....................     (200)        16.52          (189)       17.35         (8)         3.80
  Exercised..................................      (75)         9.49          (992)        1.02        (84)         3.93
  Outstanding at end of year.................    3,559         16.98         1,908        13.70      1,795          8.22
  Exercisable at end of year.................      473         14.45           172        13.84        884          0.88
  Shares available for future grants.........    1,416            --         3,141           --      4,253            --

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The following table summarizes information about MEI options outstanding under the MEI 1995 Stock Option Plan as of August 28, 1997 (amounts in thousands, except per share amounts):

                                                MEI OUTSTANDING OPTIONS                 MEI EXERCISABLE OPTIONS
---------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED
                                                       AVERAGE       WEIGHTED                              WEIGHTED
                                                      REMAINING       AVERAGE                               AVERAGE
                                       NUMBER        CONTRACTUAL     EXERCISE                NUMBER        EXERCISE
RANGE OF EXERCISE PRICES             OF SHARES      LIFE(IN YEARS)     PRICE                OF SHARES        PRICE
--------------------------------------------------------------------------------------------------------------------
below $5.00                              20                  1.2       $ 3.00                  20           $ 3.00
$5.00 - $10.00                           11                  4.6         9.43                   4             9.39
$10.01 - $15.00                       1,119                  4.7        11.85                 202            11.56
$15.01 - $20.00                       1,658                  5.0        18.39                 243            17.73
above $20.00                            751                  5.4        22.02                   4            23.83

  In December 1994, ZEOS International, Ltd. ("ZEOS"), subsequently merged with MEI, awarded shares of its common stock to certain of its employees subject to their continued employment as of January 1, 1996. Compensation expense was recognized over the vesting period based upon the fair market value of the stock at the date of award. To satisfy this award, MEI issued approximately 151,000 shares of its common stock in January 1996.


PRO FORMA DISCLOSURE

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $8.4 million and $3.6 million of compensation cost in 1997 and 1996, respectively, for stock-based employee compensation awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:

                                                            1997                    1996
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)    AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA
-------------------------------------------------------------------------------------------------
Net income                                          $332.2     $293.3       $593.5     $559.8
Fully diluted earnings per share                    $ 1.53     $ 1.35       $ 2.76     $ 2.60

  The above pro forma amounts, for purposes of SFAS No.123, reflect the portion of the estimated fair value of awards earned in 1997 and 1996. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the offering period for stock purchases under the Employee Stock Purchase Plans. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the MTI options included in the pro forma amounts and the weighted average estimated fair value of MTI options granted are as follows:

                                                            STOCK OPTION        EMPLOYEE STOCK
                                                             PLAN SHARES     PURCHASE PLAN SHARES
                                                             1997   1996       1997       1996
---------------------------------------------------------------------------------------------------

Average expected life (years)                                 3.5      3.5     0.25     0.25
Expected volatility                                            58%      57%      58%      57%
Risk-free interest rate (zero coupon U.S. Treasury note)      6.2%     5.9%     5.0%     5.1%
Weighted average fair value:
 Exercise price equal to market price at grant              $15.17   $34.13      --       --
 Exercise price less than market price at grant             $21.26   $37.14   $6.61   $20.67

The assumptions used to estimate the value of the MEI options included in the pro forma amounts and the weighted average estimated fair value of MEI options granted are as follows:

                                                            STOCK OPTION        EMPLOYEE STOCK
                                                             PLAN SHARES     PURCHASE PLAN SHARES
                                                             1997   1996       1997       1996
---------------------------------------------------------------------------------------------------

Average expected life (years)                                  3.5      3.5          0.5     0.5
Expected volatility                                             70%      70%          70%     70%
Risk-free interest rate (zero coupon U.S. Treasury note)       6.2%     5.9%         5.0%    5.1%
Weighted average fair value:
    Exercise price equal to market price at grant           $10.68    $6.50           --      --
    Exercise price less than market price at grant          $11.41    $6.61        $5.39   $3.68

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model no dividends have been assumed.


EMPLOYEE SAVINGS PLAN

  The Company has 401(k) profit-sharing plans ("RAM Plans") in which substantially all employees are participants. Employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plans. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. The Company's RAM Plans expenses were $18.9 million in 1997, $16.9 million in 1996 and $16.1 million in 1995.


COMMITMENTS

  As of August 28, 1997, the Company had commitments of $561.6 million for equipment purchases and $42.9 million for the construction of buildings.

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RESTRUCTURING

  In 1996, MEI adopted and completed a plan to discontinue the manufacture and sale of ZEOS brand PC systems. The Company recorded a restructuring charge of $29.6 million in 1996, comprised principally of $14.5 million relating to the disposition of ZEOS components and systems and $13 million to write off unamortized goodwill.


INCOME TAXES

  The provision for income taxes consists of the following:

                                                                             8/28/97       8/29/96       8/31/95
                                                                            --------      --------      --------
  Current:
     U.S. federal.....................................................      $  152.1      $  274.5      $  409.3
     State............................................................          21.1          25.1          64.6
     Foreign..........................................................           1.5           9.3           7.0
                                                                            --------      --------      --------
                                                                               174.7         308.9         480.9
                                                                            --------      --------      --------
  Deferred:
     U.S. federal.....................................................          89.5          45.5          21.6
     State............................................................           3.1           2.6           3.9
                                                                            --------      --------      --------
                                                                                92.6          48.1          25.5
                                                                            --------      --------      --------
  Income tax provision................................................      $  267.3      $  357.0      $  506.4
                                                                            ========      ========      ========

  The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock option and purchase plans reduced taxes payable by $15.9 million, $20.6 million and $13.6 million for 1997, 1996 and 1995, respectively. Such benefits are reflected as additional capital.

  A reconciliation between income tax computed using the federal statutory rate and the income tax provision follows:

                                                                             8/28/97       8/29/96       8/31/95
                                                                            --------      --------      --------
  U.S. federal income tax at statutory rate...........................      $  216.7      $  332.7      $  472.7
  State taxes, net of federal benefit.................................          14.1          17.5          47.4
  Basis difference in domestic subsidiaries...........................          24.8            --            --
  Other...............................................................          11.7           6.8         (13.7)
                                                                            --------      --------      --------
  Income tax provision................................................      $  267.3      $  357.0      $  506.4
                                                                            ========      ========      ========

  State taxes reflect utilization of investment tax credits of $15.3 million, $31.2 million and $19.1 million for 1997, 1996 and 1995, respectively.

                            MICRON TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. Deferred income tax assets totaled $160.4 million and $127.0 million and liabilities totaled $338.0 million and $219.4 million at August 28, 1997 and August 29, 1996, respectively. The approximate tax effects of temporary differences which give rise to the net deferred tax liability are as follows:


                                                                                       8/28/97        8/29/96
                                                                                      --------       --------
  Current deferred tax asset:
     Accrued product and process technology.....................................      $   16.3       $   13.7
     Inventory..................................................................          14.4           13.3
     Accrued compensation.......................................................           8.3            7.0
     Deferred income............................................................           6.3            3.4
     Net operating loss acquired in merger......................................           0.6            2.6
     Other......................................................................          16.3           25.0
                                                                                      --------       --------
        Net deferred tax asset..................................................          62.2           65.0
                                                                                      --------       --------
  Noncurrent deferred tax asset (liability):
     Excess tax over book depreciation..........................................        (191.6)        (131.5)
     Accrued product and process technology.....................................          21.7           21.3
     Investment in subsidiary...................................................         (44.7)         (16.4)
     Other......................................................................         (25.2)         (30.8)
                                                                                      --------       --------
        Net deferred tax liability..............................................        (239.8)        (157.4)
                                                                                      --------       --------
  Total net deferred tax liability..............................................      $ (177.6)      $  (92.4)
                                                                                      ========       ========


EXPORT SALES AND MAJOR CUSTOMERS

  Export sales were $735.4 million for 1997, including $291.3 million to Europe and $242.2 million to Asia Pacific, $65 million to Canada and $52 million to Japan. Export sales were $938.4 million and $753.7 million in 1996 and 1995, respectively. No customer individually accounted for 10% or more of the Company's total net sales.


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

             QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)
                (Dollars in millions, except for per share data)


1997 QUARTER                                                   1st             2nd             3rd             4th
                                                          --------------  --------------  --------------  --------------
Net sales...............................................       $  728.1         $ 876.2         $ 965.0         $ 946.2
Costs and expenses:
  Cost of goods sold....................................          572.9           657.5           650.0           658.8
  Selling, general and administrative...................           75.8            94.9            93.4           100.9
  Research and development..............................           47.2            46.8            52.6            62.3
                                                               --------         -------         -------         -------
     Total costs and expenses...........................          695.9           799.2           796.0           822.0
                                                               --------         -------         -------         -------

Operating income........................................           32.2            77.0           169.0           124.2
Gain on sale of investments and subsidiary stock, net...            9.2           205.1             --              1.5
Interest (expense) income, net..........................           (2.1)           (1.8)            1.5             3.3
                                                               --------         -------         -------         -------
Income before income taxes..............................           39.3           280.3           170.5           129.0

Income tax provision....................................           15.6           131.2            67.8            52.7
Minority interests......................................           (3.1)           (6.4)           (5.9)           (4.2)
                                                               --------         -------         -------         -------
Net income..............................................       $   20.6         $ 142.7         $  96.8         $  72.1
                                                               ========         =======         =======         =======
Fully diluted earnings per share........................       $   0.10         $  0.66         $  0.44         $  0.33
Quarterly stock price:
  High..................................................       $ 34.750         $39.125         $45.250         $60.063
  Low...................................................         20.375          29.000          33.250          38.375
Dividends declared per share............................             --              --              --              --

1996 Quarter
Net sales...............................................       $1,185.8         $ 996.5         $ 771.0         $ 700.5
Costs and expenses:
  Cost of goods sold....................................          538.1           552.1           558.0           550.2
  Selling, general and administrative...................           73.2            75.4            63.6            81.2
  Research and development..............................           46.6            48.0            51.2            46.1
  Restructuring charge..................................             --            29.9              --            (0.3)
                                                               --------         -------         -------         -------
     Total costs and expenses...........................          657.9           705.4           672.8           677.2
                                                               --------         -------         -------         -------

Operating income........................................          527.9           291.1            98.2            23.3
Gain (loss) on sale of investments and subsidiary
 stock, net.............................................            0.5             3.0            (1.5)            2.1
Interest income (expense), net..........................            8.4             4.4             2.1             (.6)
                                                               --------         -------         -------         -------
Income before income taxes..............................          536.8           298.5            98.8            24.8

Income tax provision....................................          204.6           112.3            38.6             1.5
Minority interests......................................           (3.7)            2.0            (2.0)           (4.7)
                                                               --------         -------         -------         -------
Net income..............................................       $  328.5         $ 188.2         $  58.2         $  18.6
                                                               ========         =======         =======         =======
Fully diluted earnings per share........................       $   1.51         $  0.87         $  0.27         $  0.09
Quarterly stock price:
  High..................................................       $ 94.375         $54.750         $38.375         $32.125
  Low...................................................         47.750          30.875          28.500          17.250
Dividends declared per share............................           0.05            0.05            0.05              --

As of August 28, 1997, the Company had 7,374 shareholders of record.

  Net gain on sales of investments and subsidiary stock in the second quarter of 1997 includes a pre-tax gain of $190 million for the sale of 15.4 million shares of common stock of MEI.

  Results of operations in the fourth quarter of 1996 benefited from 1) a pre-tax reduction of cost of goods sold of $54.9 million for the release of previously established accruals upon resolution of product and process rights contingencies, 2) a $6.6 million pre-tax gain from disposal of equipment which is included in selling, general and administrative expense and 3) a decrease in the estimated effective income tax rate for fiscal 1996, resulting in a reduction of income tax expense of approximately $6.1 million. Selling, general and administrative expenses for the fourth quarter of 1996 include a $9 million pre-tax charge for estimated selling costs on computer systems.

  Selling, general and administrative expenses in the third quarter of 1996 reflect a $12.0 million pre-tax gain from disposal of equipment.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
Micron Technology, Inc.

  We have audited the consolidated financial statements of Micron Technology, Inc., listed in the index on page 25 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micron Technology, Inc., as of August 28, 1997, and August 29, 1996, and their consolidated results of operations and cash flows for each of the three years in the period ended August 28, 1997, in conformity with generally accepted accounting principles.


                                /s/ Coopers & Lybrand L.L.P.

Boise, Idaho
October 2, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following Part I,
Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 28, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

  Consolidated financial statements and financial statement schedules--see "Item
8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Contingencies."

EXHIBIT     DESCRIPTION
----------  -----------
   3.1      Certificate of Incorporation of the Registrant, as amended. (6)
   3.7      Bylaws of the Registrant, as amended. (8)
   4.1      Indenture, dated as of June 15, 1997, between the Registrant and the Trustee, relating to the Registrant's subordinated debt securities. (11)
   4.2      Supplemental Trust Indenture, dated as of June 15, 1997, between the Registrant and the
            Trustee, relating to the Notes (including the form of Note). (11)
  10.82     Form of Indemnification Agreement between the Registrant and its officers and directors. (1)
  10.91     Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant. (2)
  10.92     Additional provisions related to Management Bonus Arrangements for Certain Executive
            Officers. (2)
  10.100    Amended and Restated 1985 Incentive Stock Option Plan. (3)
  10.103    Real Estate Agreement and Addendum dated May 29, 1991, between the Registrant and
            Thomas T. Nicholson, Allen T. Noble, Don J. Simplot, J. R. Simplot, Ronald C. Yanke,
            Semienterprises, a partnership and Macron, a partnership. (4)
  10.109    Form of Management bonus arrangements for Executive Officers of Micron Technology,
            Inc., and Micron Semiconductor, Inc., for 1994. (5)
  10.110    1994 Stock Option Plan. (6)
  10.111    Executive Bonus Plan. (6)
  10.112    Forms of Severance Agreement. (7)
  10.113    Nonstatutory Stock Option Plan
  10.114    1997 Nonstatutory Stock Option Plan
  10.116    Registration Rights Agreement dated as of June 28, 1996, between the Registrant and
            Canadian Imperial Bank of Commerce. (8)
  10.117    Registration Rights Agreement dated as of July 29, 1996, between the Registrant and
            Canadian Imperial Bank of Commerce. (8)
  10.118    Irrevocable Proxy dated June 28, 1996, by Canadian Imperial Bank of Commerce in favor of
            Micron Technology, Inc. (8)
  10.119    Irrevocable Proxy dated July 29, 1996, by J. R. Simplot Company in favor of Micron
            Technology, Inc. (8)
  10.120    Form of Agreement and Amendment to Severance Agreement between the Company and its executive officers. (9)
  10.121    First Amended and Restated Credit Agreement dated May 28,1 997, among the Registrant and several financial institutions. (10)
  11.1      Computation of Per Share Earnings.


EXHIBIT     DESCRIPTION
----------  -----------
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Independent Accountants.
  27.1      Financial Data Schedule.

---------------

  (1)     Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders.
  (2)     Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989.
  (3)     Incorporated by Reference to Registration Statements on Forms S-8 (Reg. Nos. 33-38665, 33-38926,
          and 33-52653).
  (4)     Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 3,
          1992.
  (5)     Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2,
          1993.
  (6)     Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1995.
  (7)     Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February
          29, 1996.
  (8)     Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 29, 1996.
  (9)     Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February
          27, 1997.
 (10)     Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29,
          1997.
 (11)     Incorporated by Reference to Current Report on Form 8-K filed on July 3, 1997.

Exhibit numbers from Registration Statement on Form S-1 (Reg. No. 2-93343) retained, where applicable.

  (b) Reports on Form 8-K:

  On July 3, 1997 the Registrant filed a Report on Form 8-K relating to documents used in connection with its public offering of convertible subordinated notes.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BOISE, STATE OF IDAHO, ON THE 7TH DAY OF OCTOBER, 1997.


                                   MICRON TECHNOLOGY, INC.


                                   By:    /S/ WILBUR G. STOVER, JR.
                                      ------------------------------------------
                                              WILBUR G. STOVER, JR.,
                                           Vice President of Finance,
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        Signature                             TITLE                         DATE
        ---------                             -----                         ----
  /S/ STEVEN R. APPLETON                Chairman of the Board,          October 7, 1997
------------------------------
  (STEVEN R. APPLETON)                  Chief Executive Officer
                                        and President

  /S/ JAMES W. BAGLEY                   Director                        October 7, 1997
------------------------------
  (JAMES W. BAGLEY)

  /S/ JERRY M. HESS                     Director                        October 7, 1997
------------------------------
  (JERRY M. HESS)

  /S/ ROBERT A. LOTHROP                 Director                        October 7, 1997
------------------------------
  (ROBERT A. LOTHROP)

  /S/ THOMAS T. NICHOLSON               Director                        October 7, 1997
------------------------------
  (THOMAS T. NICHOLSON)

  /S/ DON J. SIMPLOT                    Director                        October 7, 1997
------------------------------
  (DON J. SIMPLOT)

  /S/ JOHN R. SIMPLOT                   Director                        October 7, 1997
------------------------------
  (JOHN R. SIMPLOT)

  /S/ GORDON C. SMITH                   Director                        October 7, 1997
------------------------------
  (GORDON C. SMITH)
