Form 10-Q
period 1997-11-27
MICRON TECHNOLOGY INC
filed 1998-01-12
CIK 723125

                                   FORM 10-Q

                              ------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              ------------------

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended November 27, 1997

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                              ------------------

                       Commission File Number:  1-10658

                            MICRON TECHNOLOGY, INC.

    State or other jurisdiction of incorporation or organization:  Delaware

                              ------------------

      Internal Revenue Service -- Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho  83716-9632
                                (208) 368-4000

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
      -----

     The number of outstanding shares of the registrant's Common Stock as of January 5, 1998 was 211,605,654.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
               (Dollars in millions, except for par value data)

                                                                  November 27,   August 28,
As of                                                                1997          1997
-----                                                                ----          ----
                                                                  (Unaudited)
ASSETS
Cash and equivalents                                                $  342.4     $  619.5
Liquid investments                                                     585.8        368.2
Receivables                                                            436.6        458.9
Inventories                                                            481.4        454.2
Prepaid expenses                                                        11.9          9.4
Deferred income taxes                                                   53.4         62.2
                                                                    --------     --------
  Total current assets                                               1,911.5      1,972.4

Product and process technology, net                                     67.8         51.1
Property, plant and equipment, net                                   2,855.1      2,761.2
Other assets                                                            68.3         66.6
                                                                    --------     --------
  Total assets                                                      $4,902.7     $4,851.3
                                                                    ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                               $  659.7     $  546.1
Short-term debt                                                         10.4         10.6
Deferred income                                                          6.7         14.5
Equipment purchase contracts                                            31.5         62.7
Current portion of long-term debt                                       95.3        116.0
                                                                    --------     --------
  Total current liabilities                                            803.6        749.9

Long-term debt                                                         744.5        762.3
Deferred income taxes                                                  254.7        239.8
Non-current product and process technology                              34.0         44.1
Other liabilities                                                       37.1         35.6
                                                                    --------     --------
  Total liabilities                                                  1,873.9      1,831.7
                                                                    --------     --------

Minority interests                                                     132.6        136.5

Commitments and contingencies

Common stock, $0.10 par value, authorized 1.0 billion shares, issued and outstanding 211.6 million and 211.3 million
  shares, respectively                                                  21.1         21.1
Additional capital                                                     488.1        483.8
Retained earnings                                                    2,387.0      2,378.2
                                                                    --------     --------
  Total shareholders' equity                                         2,896.2      2,883.1
                                                                    --------     --------
  Total liabilities and shareholders' equity                        $4,902.7     $4,851.3
                                                                    ========     ========


See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)



                                                  November 27,  November 28,
For the quarter ended                                1997           1996
---------------------                               -----           ----

Net sales                                            $954.6        $728.1
                                                     ------        ------
Costs and expenses:
  Cost of goods sold                                  744.1         572.9
  Selling, general and administrative                 129.1          75.8
  Research and development                             63.9          47.2
                                                     ------        ------
     Total costs and expenses                         937.1         695.9
                                                     ------        ------

Operating income                                       17.5          32.2
Gain on sale of investments                             0.1           9.2
Interest expense, net                                  (1.3)         (2.1)
                                                     ------        ------
Income before income taxes and minority interests      16.3          39.3

Income tax provision                                   (6.5)        (15.6)

Minority interests                                     (0.2)         (3.1)
                                                     ------        ------
Net income                                           $  9.6        $ 20.6
                                                     ======        ======


Earnings per share:
  Primary                                            $ 0.04        $ 0.10
  Fully diluted                                        0.04          0.10
Number of shares used in per share calculations:
  Primary                                             215.9         214.0
  Fully diluted                                       215.9         214.5

Cash dividend declared per share                         --            --


See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)




                                                                        November 27,   November 28,
For the quarter ended                                                       1997         1996
---------------------                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   9.6        $  20.6
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         136.3          110.3
     Decrease in receivables                                                22.3           32.0
     Increase in inventories                                               (27.2)         (52.7)
     Increase in accounts payable and accrued expenses, net of
       plant and equipment purchases                                        59.1           17.3
     Increase in deferred income taxes                                      17.3           22.1
     Decrease in long-term product and process rights liability            (10.1)          (0.4)
     Other                                                                 (18.1)          (1.3)
                                                                         -------        -------
Net cash provided by operating activities                                  189.2          147.9
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                            (187.9)        (133.5)
Purchase of available-for-sale and held-to-maturity securities            (362.0)          (2.1)
Proceeds from sales and maturities of securities                           151.5           19.4
Purchase of product and process technology                                 (17.8)            --
Other                                                                        1.1           (0.3)
                                                                         -------        -------
Net cash used for investing activities                                    (415.1)        (116.5)
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                    10.6           37.6
Net repayments on borrowings on lines of credit                               --          (90.0)
Payments on equipment purchase contracts                                   (12.9)         (17.8)
Repayments of long-term debt                                               (48.6)         (18.3)
Other                                                                       (0.3)           3.3
                                                                         -------        -------
Net cash used for financing activities                                     (51.2)         (85.2)
                                                                         -------        -------

Net decrease in cash and equivalents                                      (277.1)         (53.8)
Cash and equivalents at beginning of period                                619.5          276.1
                                                                         -------        -------
Cash and equivalents at end of period                                    $ 342.4        $ 222.3
                                                                         =======        =======

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                                                   $  (3.3)       $  38.4
Interest paid                                                               (6.8)          (7.9)
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases            24.6           13.4



See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
              (All tabular dollar amounts are stated in millions)


1.  Unaudited interim financial statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company" or "MTI"), and their consolidated results of operations and cash flows.

    This report on Form 10-Q for the quarter ended November 27, 1997, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended August 28, 1997.

2.  Recently issued financial statements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The requirements of this Statement are first effective for the Company's interim period ended February 26, 1998. The Statement requires, in all instances, dual presentation of a basic earnings per share ("EPS"), which excludes dilution, and a diluted EPS, which reflects the potential dilution that could occur if actions taken in respect of convertible securities or other obligations to issue common stock resulted in the issuance of common stock. It also requires a reconciliation of the income available to common stockholders and weighted-average shares of the basic EPS computation to the income available to common stockholders and weighted-average shares plus dilutive potential common shares of the diluted EPS computation. Basic and diluted EPS pursuant to the requirements of Statement No. 128 would be as follows:

                                             Quarter Ended
                                   November 27, 1997  November 28, 1996
                                   -----------------  -----------------

     Basic earnings per share                  $0.05              $0.10
     Diluted earnings per share                 0.04               0.10

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

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


3.  Supplemental balance sheet information             November 27,   August 28,
                                                           1997          1997
--------------------------------------------------------------------------------
Receivables
--------------------------------------------------------------------------------
     Trade receivables                                    $412.3       $447.2
     Income taxes receivable                                30.4         17.9
     Allowance for returns and discounts                   (18.5)       (29.3)
     Allowance for doubtful accounts                       (10.3)        (9.0)
     Other receivables                                      22.7         32.1
                                                          ------       ------
                                                          $436.6       $458.9
                                                          ======       ======

3.  Supplemental balance sheet information (continued)  November 27,  August 28,
                                                          1997          1997
--------------------------------------------------------------------------------

Inventories
--------------------------------------------------------------------------------
  Finished goods                                         $129.5        $128.6
  Work in progress                                        201.8         195.7
  Raw materials and supplies                              150.1         129.9
                                                         ------        ------
                                                         $481.4        $454.2
                                                         ======        ======

Product and process technology
--------------------------------------------------------------------------------
  Product and process technology, at cost                $129.5        $108.1
  Less accumulated amortization                           (61.7)        (57.0)
                                                         ------        ------
                                                         $ 67.8        $ 51.1
                                                         ======        ======

Property, plant and equipment
--------------------------------------------------------------------------------
  Land                                                $    36.7     $    35.4
  Buildings                                               875.1         817.9
  Equipment                                             2,489.3       2,416.2
  Construction in progress                                758.3         681.9
                                                      ---------     ---------
                                                        4,159.4       3,951.4
  Less accumulated depreciation and amortization       (1,304.3)     (1,190.2)
                                                      ---------     ---------
                                                      $ 2,855.1     $ 2,761.2
                                                      =========     =========

    As of November 27, 1997 property, plant and equipment included unamortized costs of $625.6 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $589.2 million has not been placed in service and is not being depreciated. Test capacity is expected to be provided by the Lehi facility in the summer of 1998. Completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital.


Accounts payable and accrued expenses
--------------------------------------------------------------------------------
  Accounts payable                                       $416.1        $277.0
  Salaries, wages and benefits                             71.7          93.7
  Product and process technology payable                   74.5          99.9
  Taxes payable other than income                          42.5          37.3
  Interest payable                                         15.6           6.9
  Other                                                    39.3          31.3
                                                         ------        ------
                                                         $659.7        $546.1
                                                         ======        ======


3.      Supplemental balance sheet information (continued)            November 27,   August 28,
                                                                          1997          1997
----------------------------------------------------------------------------------------------
Debt
----------------------------------------------------------------------------------------------
    Convertible Subordinated Notes payable, due July 2004,
        interest rate of 7%                                                $500.0      $ 500.0

    Notes payable in periodic installments through July 2015,
        weighted average interest rate of 7.43% and 7.33%,
        respectively                                                        297.0        331.3

    Capitalized lease obligations payable in monthly installments through August 2002, weighted average interest rate of
        7.67% and 7.68%, respectively                                        37.7         40.7

    Other                                                                     5.1          6.3
                                                                           ------      -------
                                                                            839.8        878.3
    Less current portion                                                    (95.3)      (116.0)
                                                                           ------      -------
                                                                           $744.5      $ 762.3
                                                                           ======      =======

    During the fourth quarter of 1997 the Company issued $500 million in 7% convertible subordinated notes due July 1, 2004 which are convertible into shares of the company's common stock at $67.44 per share. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to $500 million of additional debt or equity securities.

    MTI has a $500 million unsecured revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. As of November 27, 1997, MTI was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. There can be no assurance that MTI will continue to be able to meet the terms of the covenants and conditions and be able to borrow under the credit agreement. MEI has an aggregate of $157 million in revolving credit agreements which contain certain restrictive covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. As of November 27, 1997 MEI had aggregate borrowings of approximately $9 million outstanding under the agreements.

    The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $2.9 million and $1.4 million for the first quarter of 1997 and 1996, respectively. Minimum future rental commitments under operating leases aggregate $11.5 million as of November 27, 1997 and are payable as follows (in millions): 1998, $2.7; 1999, $3.7; 2000, $3.3; 2001, $1.4 and 2002, $0.4.

4.  Advertising costs

    Advertising costs are charged to operations as incurred. Advertising costs expensed in the first quarters of 1998 and 1997 were $20.3 million and $9.6 million, respectively.

5.  Income taxes

    The estimated effective income tax rate for fiscal 1998 is 40.0%. The effective income tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxation, and provision of tax by the parent on the earnings of domestic subsidiaries not consolidated with the Company for federal income tax purposes.

6.  Earnings per share

    Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and affect earnings per share when they have a dilutive effect.

7.  Purchase of minority interest

    In the first quarter of 1998 the Company purchased the 12% minority interest in one of its subsidiaries, Micron Display Technology, Inc. ("MDT"), for $21 million in cash. The cost of the acquired interest was allocated primarily to intangible assets related to field emission flat panel display technology, which is being amortized over a three-year period.

8.  Commitments

    As of November 27, 1997, the Company had commitments of approximately $573.2 million for equipment purchases and $69.5 million for the construction of buildings.

9.  Contingencies

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

    The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended November 27, 1997, August 28, 1997, or November 28, 1996, unless otherwise indicated.


    Micron Technology, Inc. and its subsidiaries are hereinafter referred to collectively as the "Company" or "MTI". The Company designs, develops, manufactures and markets semiconductor memory products, primarily DRAM, and through its approximately 64% owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company develops, markets, manufactures and supports PC systems.


RESULTS OF OPERATIONS

     Net income for the first quarter of 1998 was $10 million, or $0.04 per fully diluted share, on net sales of $955 million. For the first quarter of 1997 net income was $21 million, or $0.10 per fully diluted share, on net sales of $728 million. For the fourth quarter of 1997, net income was $72 million, or $0.33 per fully diluted share, on net sales of $946 million.

    NET SALES

                                                                First Quarter
                                                    -------------------------------------------
                                                        1998       % Change            1997
                                                    --------------------------------------------
                                                      Net sales %                   Net sales %
                                                    -------------                  -------------
Semiconductor memory products                       $440.1   46.1                 $342.2    47.0
PC systems                                           445.1   46.6                  333.8    45.8
Other                                                 69.4    7.3                   52.1     7.2
                                                    --------------                --------------
    Total net sales                                 $954.6  100.0       31.1%     $728.1   100.0
                                                    =============                 ==============

    Net sales reported under "semiconductor memory products" include sales of MTI semiconductor memory products incorporated in MEI products, which amounted to $12.4 million and $11.3 million in the first quarters of 1998 and 1997, respectively. The caption "Other" primarily includes revenue from contract manufacturing services, government research and development contracts, licensing fees and remote intelligent communication ("RIC") products. In December 1997, MEI entered into an agreement to sell, subject to certain conditions, a 90% interest in its contract manufacturing business. Contract manufacturing services accounted for approximately $60.6 million of the Company's "Other" revenue in the first quarter of 1998.

    Net sales in the first quarter of 1998 increased by 31% as compared to the first quarter of 1997, principally due to increased volumes of semiconductor memory products sold and increased unit sales of PC systems, offset by a sharp decline in average selling prices of semiconductor memory products and a decline in average selling prices for PC systems. The relatively flat sales for the first quarter of 1998 compared to the $946 million of net sales for the fourth quarter of 1997 reflect an increase in revenue from the Company's PC operations which was offset by a decrease in net sales of semiconductor memory products.

    Net sales of semiconductor memory products for the first quarter of 1998 increased by 29% as compared to the first quarter of 1997, primarily due to increased production, which was partially offset by a sharp decline in average selling prices for such products. The Company's principal memory product in the first quarter of 1998 was the 16 Meg DRAM, which comprised approximately 88% of the net sales of semiconductor memory. Total megabits shipped in the first quarter of 1998 more than doubled the megabits shipped in the first quarter of 1997. This increase in production was principally the result of the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, enhanced yields on existing memory products and an increase in total wafer outs primarily due to completion of the conversion to 8-inch wafers. Average selling prices per megabit of memory declined approximately 44% from the first quarter of 1997 to the first quarter of 1998 and 25% from the fourth quarter of 1997 to the first quarter of 1998. Average selling prices for the Company's semiconductor memory products continue to decline and in December 1997 were approximately 38% lower than in the first quarter of 1998. As a result of the decline in average selling prices, net sales of semiconductor memory products for the first quarter of 1998 decreased by 9% as compared to the fourth quarter of 1997 despite a 24% increase in megabits shipped for the same period. The increase in megabit shipments for the first quarter of 1998 as compared to the fourth quarter of 1997 was primarily due to ongoing transitions to successive shrink versions of existing memory products, enhanced yields on existing memory products and shifts in the Company's mix of semiconductor memory products to a higher average density. Total wafer outs for the first quarter of 1998 were 10% lower than for the fourth quarter of 1997, primarily as a result of a shift in product mix to SDRAM.

    Net sales of PC systems increased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a 36% increase in unit sales of PC systems partially offset by a decline in average selling prices for the Company's PC systems, and an increase in non-system revenue. Non-system revenue is revenue received from the sale of PC related products and services separate from the sale of a PC system. The growth in unit sales of PC systems was partially attributable to a higher level of sales to governmental entities and corporate customers. Net sales of PC systems for the first quarter of 1998 were 18% higher than for the fourth quarter of 1997 primarily due to a higher level of non-system revenue, an increase in unit sales of PC systems and a higher average selling price for the Company's PC systems.

    GROSS MARGIN

                                                        First Quarter
                                                   ----------------------
                                                   1998    Change    1997
                                                   -----------------------
Gross margin                                       210.5    35.6%   $155.2
        As a % of net sales                         22.1%             21.3%

    The Company's gross margin percentage was relatively flat for the first quarter of 1998 compared to the first quarter of 1997. The gross margin percentage on sales of the Company's semiconductor memory products improved for the first quarter of 1998 as compared to the fourth quarter of 1997 as a result of increased production efficiencies. The increase in semiconductor gross margin was offset by lower gross margins on sales of the Company's PC systems. The Company's gross margin percentage for the fourth quarter of 1997 was 30% which exceeded the first quarter of 1998 primarily due to a decline in average selling prices for semiconductor memory products, increased pricing pressure on PC systems, and the disposition of PC component inventories.

    The Company's gross margin percentage on sales of semiconductor memory products for the first quarter of 1998 was 32%, compared to 24% and 44% in the first and fourth quarters of 1997, respectively. The increase in gross margin percentage on sales of semiconductor memory products for the first quarter of 1998 compared to the first quarter of 1997 was primarily the result of a decline in per unit manufacturing costs, partially offset by a decline in average selling prices. Decreases in per unit manufacturing costs for the first quarter of 1998 compared to the same period in 1997 were achieved through transitions to shrink versions of existing products, shifts in the Company's mix of semiconductor memory products to a higher average density, and improved manufacturing yields. The decrease in gross margin percentage on semiconductor memory products in the first quarter of 1998 from the fourth quarter of 1997 was primarily the result of the approximate 25% decline in average selling prices per megabit of memory, partially offset by lower per megabit manufacturing costs. The gross margin in the first quarter of 1998 was adversely affected by a $15 million charge related to the valuation of Flash products and benefited by $11 million resulting from a change in estimate of a long-term product and process rights liability.

    The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ramp of its SDRAM products reached approximately 55% of DRAM wafer starts at the end of the first quarter of 1998. The Company's transition from the 16 Meg to the 64 Meg SDRAM as its primary memory product is expected to occur in late calendar 1998. Future gross margins may be adversely impacted if the Company is unable to transition to shrink versions of the 16 Meg SDRAM or to the 64 Meg at gross margin rates comparable to those of the Company's current primary products.

    The gross margin percentage for the Company's PC operations for the first quarter of 1998 was 13%, compared to 20% and 16% in the first and fourth quarters of 1997, respectively. In the first quarter of 1998 net sales of PC systems increased but the gross margin decreased due to intense price pressure, particularly on notebook systems, and the disposition of PC component inventories.


 SELLING, GENERAL AND ADMINISTRATIVE

                                                          First Quarter
                                                     ----------------------
                                                     1998    Change    1997
                                                     ----------------------
Selling, general and administrative                  129.1     70.3%  $75.8
        as a % of net sales                           13.5%            10.4%

    The higher level of selling, general and administrative expenses during the first quarter of 1998 as compared to the first quarter of 1997 primarily reflects an increase in the number of administrative employees associated with the Company's expanded PC and semiconductor operations. In addition, selling, general and administrative expenses for the Company's PC operations increased during the first quarter of 1998 as a result of increased advertising costs, bad debt expense and increased technical and professional fees primarily associated with information technology consulting services. Selling, general and administrative expenses for the first quarter of 1998 also reflect a $6 million contribution to a university in support of engineering education. This contribution, along with an increase in advertising costs for the Company's PC operations, contributed to a 28% increase in selling, general and administrative expenses for the first quarter of 1998 as compared to the fourth quarter of 1997.

   RESEARCH AND DEVELOPMENT

                                                        First Quarter
                                                     ---------------------
                                                     1998   Change    1997
                                                     ---------------------
Research and development                             63.9     35.4%  $47.2
        as a % of net sales                           6.7%             6.5%

    Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on development of the Company's 16 Meg, 64 Meg and 256 Meg SDRAMs. The PC industry is in the process of transitioning from EDO to SDRAM. The Company's transition to SDRAM as the primary DRAM technology is expected to occur in early calendar 1998. Other research and development efforts are devoted to the design and development of Flash, SRAM, RIC, flat panel display products and PC systems.

    The Company transitioned a substantial portion of its product lines to .30 micron (u) line width processing from .35(u) line width processing in 1997. The Company anticipates completion of the .30(u) transition in 1998 and anticipates that process technology will move to line widths of .25(u), .21(u) and .18(u) in the next several years as needed for the development of future generation semiconductor products.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," issued by the Financial Accounting Standards Board ("FASB") in February 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128, as well as a description of SFAS No. 130 and SFAS No. 131 are disclosed in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

    As of November 27, 1997, the Company had cash and liquid investments totaling $928 million, representing a decrease of $59 million during the first quarter of 1998.

    The Company's principal source of liquidity during the first quarter of 1998 was cash flows from operations of $189 million. Cash flow from operations depends significantly on average selling prices and variable cost per unit for the Company's semiconductor memory products. The principal uses of funds in the first quarter of 1998 were $188 million for property, plant and equipment and $63 million for repayments of equipment contracts and debt. During the first three months of 1998, the Company's inventories increased by $27 million, of which $20 million was attributable to an increase in raw materials inventories.

    The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1 billion in fiscal 1998 for purchases of equipment and construction and improvement of buildings. Subsequent to its first quarter of 1998, the Company experienced further price decreases for its semiconductor memory products and, in consideration of these decreases, is reevaluating its capital expenditures and will adjust such expenditures as appropriate in response to market conditions and expected cash flow needs. As of November 27, 1997, the Company had entered into contracts extending into fiscal 2000 for approximately $573 million for equipment purchases and approximately $69 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to cancellation fees in excess of $135 million. Future capital expenditures will be used primarily to enhance manufacturing efficiencies and product and process technology at the Company's existing facilities. As the Company considers its product and process technology enhancement programs and technology diversification objectives, the Company has evaluated, and continues to evaluate, possible acquisitions, strategic alliances and the purchase of the minority interest of its subsidiaries. In the first quarter of 1998 the Company purchased the 12% minority interest in Micron Display Technology, Inc. for $21 million in cash. The Company has a $1 billion shelf registration statement. In July 1997, the Company issued $500 million in convertible subordinated notes pursuant to the shelf registration statement and may issue from time to time up to an additional $500 million in debt or equity securities.

    MTI has a $500 million unsecured revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. As of November 27, 1997, MTI was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. There can be no assurance that MTI will continue to be able to meet the terms of the covenants and conditions and be able to borrow under the credit agreement. MEI has an aggregate of $157 million in revolving credit agreements which contain certain restrictive covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. As of November 27, 1997 MEI had aggregate borrowings of approximately $9 million outstanding under the agreements. Cash generated by and credit lines available to MEI are not anticipated to be available to finance other MTI operations.


CERTAIN FACTORS

    In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 28, 1997, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

    The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary semiconductor memory products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, as evidenced by the 75% decline in average selling prices for the Company's semiconductor memory products for 1997 and the 25% decline in average selling prices for the first quarter of 1998 compared to the fourth quarter of 1997. In addition, average selling prices for the Company's semiconductor memory products in December 1998 were approximately 38% lower than the average selling prices for the first quarter of 1998.

    The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. For most of fiscal 1997 the rate at which the Company was able to decrease per unit manufacturing costs exceeded the rate of decline in average selling prices, due mainly to a transition to a higher density product. However, in the fourth quarter of 1997 and the first quarter of 1998 the Company was unable to decrease per unit manufacturing costs at a rate commensurate with the decline in average selling prices. In the event that average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Although worldwide excess capacity exists, certain Asian competitors continue to add capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

    Worldwide semiconductor pricing is influenced by currency fluctuations. In calendar 1997 the Korean Won, the New Taiwan Dollar and the Japanese Yen were devalued significantly, dropping approximately 100%, 20% and 10%, respectively, compared to the U.S. dollar. The devaluation of these currencies was particularly severe in the fourth quarter of calendar 1997 and contributed to the current South Korean credit crisis. South Korean semiconductor competitors are likely to be particularly affected by the currency devaluations as a result of substantial debt structures denominated in U.S. dollars. The currency devaluations and the credit crisis could have a particularly significant impact on DRAM pricing if the Company's Asian, and particularly Korean, competitors offer products at significantly lower prices in an effort to maximize cash flows to service near-term dollar denominated obligations. While the Company cannot predict the overall impact of the Asian currency devaluations and the Korean credit crisis, its products may be subject to further downward pricing pressure. If average selling prices for semiconductor memory products continue to decline, the Company may not be able to remain profitable.

    If pricing for the Company's semiconductor products remains at current levels for an extended period of time or declines further, the Company may be required to make changes in its operations, including but not limited to, reduction of the amount or changes in timing of its capital expenditures, renegotiation of existing debt agreements, reduction of production and workforce levels, reduction of research and development, or changes in the products produced.

    Approximately 63% of the Company's sales of semiconductor memory products during the first quarter of 1998 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products. In recent periods the PC industry has seen a shift in demand towards sub-$1000 PCs. While the Company cannot predict with any degree of accuracy the future impact on the PC and semiconductor industry of this shift, possible effects include, but are not limited to, further downward pricing pressure on PC systems and further downward pricing pressure on semiconductor memory products.

    The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand for its PC products, the Company's ability to effectively manage PC inventory levels, fluctuating market pricing for PCs and semiconductor memory products, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by the Company and its competitors, the timing of orders from and shipments to OEM customers, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry, critical component availability, and the failure by MEI to successfully integrate the operations of NetFRAME Systems Incorporated. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

    The Company is engaged in ongoing efforts to enhance its semiconductor production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has led to a significant increase in megabit production. There can be no assurance that the Company will be able to maintain or approximate increases in megabit production at a level approaching that experienced in recent periods or that the Company will not experience decreases in production volume as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

    The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's transition to SDRAM products reached approximately 55% of DRAM wafer starts at the end of the first quarter of 1998. The Company's transition from the 16 Meg to the 64 Meg SDRAM as its primary memory product is expected to occur in late calendar 1998. It is not unusual to encounter difficulties in manufacturing while transitioning to
shrink versions of existing products or new generation products.   Future gross
margins will be adversely impacted if the Company is unable to transition to shrink versions of the 16 Meg SDRAM or to the 64 Meg SDRAM at gross margin rates at least comparable to those of the Company's current primary products.

    Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash
flows from operations to sustain operations.   The Company has a $500 million
unsecured revolving credit agreement which is available to finance its semiconductor operations. However, the agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a maximum operating losses covenant, which the Company may not be able to meet if semiconductor market conditions continue to deteriorate. In the event that the Company does not comply with the covenants, there can be no assurance that the Company would be able to successfully renegotiate the agreement or obtain a waiver to the covenants of the existing agreement. In either event, the Company may not be able to draw on the credit facility. Cash generated by, and credit lines available to, MEI are not anticipated to be available to finance other MTI operations.

    Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of November 27, 1997, the Company had invested approximately $626 million in the Lehi facility. The cost to complete the Lehi facility is estimated to approximate $1.7 billion. Although additional test capacity for Boise production is anticipated to be provided in Lehi in 1998, completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
-------------------------------------------------------

  The registrant's 1997 Annual Meeting of Shareholders was held on November 25,
1997.   At the meeting, the following items were submitted to a vote of the shareholders:

  (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.


                                          Votes            Votes Cast
Name of Nominee                         Cast For        Against/Withheld
----------------------------           -----------      ----------------

  Steven R. Appleton                   189,948,273          2,392,942
  James W. Bagley                      190,476,132          1,865,083
  Jerry M. Hess                        190,473,599          1,867,616
  Robert A. Lothrop                    189,870,675          2,470,540
  Thomas T. Nicholson                  190,442,144          1,899,071
  Don J. Simplot                       189,851,706          2,489,509
  John R. Simplot                      189,721,948          2,619,267
  Gordon C. Smith                      190,432,525          1,908,690


  (b) The amendment to the 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder to 32,000,000 shares was approved with 94,834,478 votes in favor, 55,013,642 votes against, 1,130,052 abstentions and 41,363,043 broker non-votes.

  (c) The ratification and appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending September 3, 1998 was approved with 191,163,783 votes in favor, 604,724 votes against, 572,708 abstentions and 0 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  The following are filed as a part of this report:

  Exhibit
  Number        Description of Exhibit
  ------        ----------------------

  10.110        1994 Stock Option Plan

  11 Computation of per share earnings for the quarters ended November 27, 1997 and November 28, 1996

  27            Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended November 27, 1997.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              -----------------------------------------------
                              (Registrant)



Dated:  January 12, 1998      /s/ Wilbur G. Stover, Jr.
                              -----------------------------------------------
                              Wilbur G. Stover, Jr. Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)