Form 10-Q
period 1998-02-26
MICRON TECHNOLOGY INC
filed 1998-04-03
CIK 723125

                                   FORM 10-Q

                               ----------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 26, 1998

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                               ----------------

                        Commission File Number:  1-10658

                            Micron Technology, Inc.

    State or other  jurisdiction of incorporation or organization:  Delaware


                               ----------------

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

     The number of outstanding shares of the registrant's Common Stock as of March 20, 1998 was 212,736,975.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             MICRON TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                 (Dollars in millions, except for par value data)

                                                                 February 26,   August 28,
As of                                                                1998          1997
---------------------------------------------------------------  -------------  ----------
                                                                  (Unaudited)
ASSETS
Cash and equivalents                                                 $  561.1     $  619.5
Liquid investments                                                      373.8        368.2
Receivables                                                             353.7        458.9
Inventories                                                             448.0        454.2
Prepaid expenses                                                         10.9          9.4
Deferred income taxes                                                    81.5         62.2
                                                                     --------     --------
  Total current assets                                                1,829.0      1,972.4

Product and process technology, net                                      92.0         51.1
Property, plant and equipment, net                                    2,848.3      2,761.2
Other assets                                                             69.8         66.6
                                                                     --------     --------
  Total assets                                                       $4,839.1     $4,851.3
                                                                     ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                $  578.9     $  546.1
Short-term debt                                                          10.6         10.6
Deferred income                                                           4.9         14.5
Equipment purchase contracts                                             45.5         62.7
Current portion of long-term debt                                        98.0        116.0
                                                                     --------     --------
  Total current liabilities                                             737.9        749.9

Long-term debt                                                          740.7        762.3
Deferred income taxes                                                   284.1        239.8
Non-current product and process technology                               10.0         44.1
Other liabilities                                                        48.7         35.6
                                                                     --------     --------
  Total liabilities                                                   1,821.4      1,831.7
                                                                     --------     --------

Minority interests                                                      142.9        136.5

Commitments and contingencies

Common stock, $0.10 par value, authorized 1.0 billion shares, issued and outstanding 212.6 million and 211.3 million
  shares, respectively                                                   21.3         21.1
Additional capital                                                      513.4        483.8
Retained earnings                                                     2,340.1      2,378.2
                                                                     --------     --------
  Total shareholders' equity                                          2,874.8      2,883.1
                                                                     --------     --------
  Total liabilities and shareholders' equity                         $4,839.1     $4,851.3
                                                                     ========     ========

See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)



                                                           February 26,      February 27,
For the quarter ended                                         1998               1997
---------------------                                         -----              ----
Net sales                                                   $ 755.4             $ 876.2
                                                            -------             -------
Costs and expenses:
  Cost of goods sold                                          733.1               657.5
  Selling, general and administrative                         135.7                97.4
  Research and development                                     69.9                46.8
  Other operating expense (income)                             24.2                (2.2)
                                                            -------             -------
     Total costs and expenses                                 962.9               799.5
                                                            -------             -------

Operating (loss) income                                      (207.5)               76.7
Gain on sale of investments and subsidiary stock, net         157.1               176.8
Gain on issuance of subsidiary stock, net                       0.5                28.6
Interest income (expense), net                                  1.9                (1.8)
                                                            -------             -------
Income (loss) before income taxes and minority interests      (48.0)              280.3

Income tax benefit (provision)                                  8.9              (131.2)

Minority interests in net income                               (9.0)               (6.4)
                                                            -------             -------
Net (loss) income                                           $ (48.1)            $ 142.7
                                                            =======             =======


Earnings (loss) per share:
  Basic                                                     $ (0.23)            $  0.68
  Diluted                                                     (0.23)               0.67
Number of shares used in per share calculations:
  Basic                                                       211.8               209.7
  Diluted                                                     211.8               213.4




See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)

                                                        February 26,          February 27,
For the six months ended                                    1998                  1997
-----------------------------------------------------  -------------         -------------
Net sales                                                $1,710.0               $1,604.3
                                                         --------               --------
Costs and expenses:
  Cost of goods sold                                      1,477.2                1,230.3
  Selling, general and administrative                       260.2                  173.9
  Research and development                                  133.8                   94.0
  Other operating expense (income)                           28.8                   (2.0)
                                                         --------               --------
     Total costs and expenses                             1,900.0                1,496.2
                                                         --------               --------

Operating (loss) income                                    (190.0)                 108.1
Gain on sale of investments and subsidiary stock, net       157.1                  187.7
Gain on issuance of subsidiary stock, net                     0.6                   27.7
Interest income (expense), net                                0.7                   (3.9)
                                                         --------               --------
Income (loss) before income taxes                           (31.6)                 319.6

Income tax benefit (provision)                                2.3                 (146.8)

Minority interests in net income                             (9.2)                  (9.5)
                                                         --------               --------
Net (loss) income                                        $  (38.5)              $  163.3
                                                         ========               ========


Earnings (loss) per share:
  Basic                                                  $  (0.18)              $   0.78
  Diluted                                                   (0.18)                  0.77
Number of shares used in per share calculations:
  Basic                                                     211.6                  209.4
  Diluted                                                   211.6                  212.9




See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)

                                                                          February 26,   February 27,
For the six months ended                                                      1998           1997
------------------------------------------------------------------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $ (38.5)       $ 163.3
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                               283.5          227.9
     Gain on sale and issuance of subsidiary stock and investments              (157.7)        (215.4)
     Change in assets and liabilities, net of effects of sale of MCMS:
       Decrease in receivables                                                    62.1           43.8
       Increase in inventories                                                   (16.9)         (80.3)
       Increase in accounts payable and accrued expenses, net of
         plant and equipment purchases                                            31.0          121.7
       Increase in deferred income taxes                                          10.3           59.4
       Increase (decrease) in long-term product and process
         rights liability                                                        (34.1)           0.3
     Other                                                                       (13.8)          27.5
                                                                               -------        -------
Net cash provided by operating activities                                        125.9          348.2
                                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                  (381.3)        (228.3)
Proceeds from sale of subsidiary stock, net of MCMS cash                         235.9          199.9
Purchase of available-for-sale and held-to-maturity securities                  (482.4)          (2.2)
Proceeds from sales and maturities of securities                                 490.5           32.7
Other                                                                              6.8            1.1
                                                                               -------        -------
Net cash provided by (used for) investing activities                            (130.5)           3.2
                                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on lines of credit                                                               (90.0)
Proceeds from issuance of debt                                                    31.4           70.7
Repayments of debt                                                               (72.5)         (57.6)
Payments on equipment purchase contracts                                         (20.1)         (32.3)
Proceeds from issuance of stock by subsidiary                                      1.4           49.0
Other                                                                              6.0           15.6
                                                                               -------        -------
Net cash used for financing activities                                           (53.8)         (44.6)
                                                                               -------        -------

Net increase (decrease) in cash and equivalents                                  (58.4)         306.8
Cash and equivalents at beginning of period                                      619.5          276.1
                                                                               -------        -------
Cash and equivalents at end of period                                          $ 561.1        $ 582.9
                                                                               =======        =======

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                  $ (12.3)       $ (15.4)
Income taxes refunded (paid)                                                      (3.4)          25.1
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases                  48.7           20.5


See accompanying notes to consolidated financial statements.

                    Notes to Consolidated Financial Statements
               (All tabular dollar amounts are stated in millions)


1.  Unaudited interim financial statements

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company" or "MTI"), and their consolidated results of operations and cash flows. Certain reclassifications have been made, none of which affect the results of operations, to present the financial statements on a consistent basis.

  This report on Form 10-Q for the quarter ended February 26, 1998, should be read in conjunction with the Company's Annual Report to Shareholders and/or Form 10-K for the year ended August 28, 1997.

2.  Recently issued financial statements

  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

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


3.  Supplemental balance sheet information                 February 26,   August 28,
                                                                1998         1997
------------------------------------------------------     ------------   ----------
Receivables
------------------------------------------------------     ------------   ----------
               Trade receivables                              $283.4       $447.2
               Income taxes receivable                          61.1         17.9
               Allowance for returns and discounts             (12.3)       (29.3)
               Allowance for doubtful accounts                  (7.5)        (9.0)
               Other receivables                                29.0         32.1
                                                              ------   ----------
                                                              $353.7       $458.9
                                                              ======   ==========


Inventories
------------------------------------------------------     ------------   ----------
               Finished goods                                 $149.1       $128.6
               Work in progress                                219.5        195.7
               Raw materials and supplies                       79.4        129.9
                                                              ------   ----------
                                                              $448.0       $454.2
                                                              ======   ==========


Product and process technology
------------------------------------------------------     ------------   ----------
               Product and process technology, at cost        $158.8       $108.1
               Less accumulated amortization                   (66.8)       (57.0)
                                                              ------   ----------
                                                              $ 92.0        $51.1
                                                              ======   ==========





3.  Supplemental balance sheet information (continued)          February 26,   August 28,
                                                                    1998         1997
Property, plant and equipment
--------------------------------------------------              ------------  ------------
  Land                                                             $   35.2    $    35.4
  Buildings                                                           861.7        817.9
  Equipment                                                         2,635.0      2,416.2
  Construction in progress                                            681.8        681.9
                                                                   --------   ----------
                                                                    4,213.7      3,951.4
  Less accumulated depreciation and amortization                   (1,365.4)    (1,190.2)
                                                                   --------   ----------
                                                                   $2,848.3    $ 2,761.2
                                                                   ========    =========

  As of February 26, 1998 property, plant and equipment included unamortized costs of $654.7 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $618.2 million has not been placed in service and is not being depreciated. Test capacity is expected to be provided by the Lehi facility in the summer of 1998. Completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital.


Accounts payable and accrued expenses
-----------------------------------------------------------------
  Accounts payable                                                 $259.7   $ 277.0
  Salaries, wages and benefits                                       81.9      93.7
  Product and process technology payable                             96.4      99.9
  Taxes payable other than income                                    41.7      37.3
  Interest payable                                                    6.1       6.9
  Other                                                              93.1      31.3
                                                                   ------   -------
                                                                   $578.9   $ 546.1
                                                                   ======   =======


Debt
-----------------------------------------------------------------  ------   -------
  Convertible Subordinated Notes payable, due July 2004,
     interest rate of 7%                                           $500.0   $ 500.0

  Notes payable in periodic installments through July 2015,
     weighted average interest rate of 7.43% and 7.33%,
     respectively                                                   297.5     331.3

  Capitalized lease obligations payable in monthly installments through August 2002, weighted average interest rate of
     7.67% and 7.68%, respectively                                   36.1      40.7

  Other                                                               5.1       6.3
                                                                   ------   -------
                                                                    838.7     878.3
  Less current portion                                              (98.0)   (116.0)
                                                                   ------   -------
                                                                   $740.7   $ 762.3
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

-----------------------------------------------------

3.  Supplemental balance sheet information (continued)

  MTI has a $500 million unsecured revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. As of February 26, 1998, MTI was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. There can be no assurance that MTI will continue to be able to meet the terms of the covenants and conditions and be able to borrow under the credit agreement.

  Micron Electronics, Inc. ("MEI"), a subsidiary of the Company, has an aggregate of $141.7 million in revolving credit agreements which contain certain covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. For the quarter ended February 26, 1998, MEI was in violation of its ratio of debt to EBITDA covenant, which excludes the effect of the gain from the sale of MCMS. MEI obtained a waiver for the violation of the covenant, and as a result was eligible to borrow approximately $42 million under the credit lines, and had aggregate borrowings of approximately $8.6 million outstanding under the agreements as of February 26, 1998.

  The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $4.1 million and $1.5 million for the second quarters of 1998 and 1997, respectively. Total rental expense in the first six months of 1998 and 1997 was $7.0 and $2.9, respectively. Minimum future rental commitments under operating leases aggregate $35.5 million as of February 26, 1998 and are payable as follows (in millions): 1998, $5.8; 1999, $7.5; 2000, $7.2; 2001, $6.0 and 2002 and thereafter, $9.0.


4.  Gains on investments and subsidiary stock transactions

  On February 26, 1998, MEI completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and formerly a wholly-owned subsidiary of MEI, resulting in a consolidated pre-tax gain of $157 million (approximately $38 million or $0.18 per share after taxes and minority interests). In exchange for the 90% interest in MCMS, MEI received $249.2 million in cash. The sale was structured as a recapitalization of MCMS, whereby Cornerstone Equity Investors IV, L.P. ("Cornerstone"), other investors and certain members of MCMS management, including Robert F. Subia, then a director of MEI, acquired the 90% interest in MCMS.

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200 million and MEI sold 3 million newly issued shares for net proceeds of $48 million, resulting in consolidated pre-tax gains of $164 million and $25 million, respectively, from these transactions (for a total of approximately $94 million or $0.44 per share after taxes). The sales reduced the Company's ownership of the outstanding MEI common stock from approximately 79% to approximately 64%. The Company also recorded pre-tax gains totaling $22 million for 1997 relating to sales of investments. The Company has recognized a deferred tax liability on the resultant gain from the sale of MEI common stock in the second quarter of 1997.

5.  Other operating income (expense)

  Other operating expense for the second quarter of 1998 includes charges of $13 million associated with PC operations resulting from employee termination benefits and consolidation of domestic and international operations and a $3 million write-off of software development costs. In addition, other operating expense includes $4 million related to the disposal and write-down of semiconductor memory operations equipment.

6.  Income taxes

  The effective rate of the tax benefit in the second quarter and first six months of 1998 was 19% and 7%, respectively. The effective rate for the provision of income taxes was 47% and 46%, respectively, for the corresponding periods of 1997. The effective tax rate primarily reflects (1) the statutory corporate income tax rate and the net effect of state taxation, (2) the effect of taxes on the parent of the earnings or loss by domestic subsidiaries not consolidated with the Company for federal income tax purposes and (3) in the second quarter of 1998, the impact of the write-off of a $4.1 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations. Because MTI must provide for tax on the earnings of domestic subsidiaries not consolidated for tax purposes, the effective rate may vary significantly from period to period.


7.  Purchase of minority interests

  In the second quarter of 1998 the Company purchased the 11% minority interest in its subsidiary, Micron Quantum Devices, Inc., for $26.2 million in stock and stock options. The cost of the acquired interest was allocated primarily to intangible assets related to flash semiconductor technology, which is being amortized over a three-year period.

  In the first quarter of 1998 the Company purchased the 12% minority interest in its subsidiary, Micron Display Technology, Inc., for $21 million in cash. The cost of the acquired interest was allocated primarily to intangible assets related to field emission flat panel display technology, which is being amortized over a three-year period.

8.  Earnings per share

  Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method.


                                                                Quarter ended                        Six months ended
                                                     ----------------------------------    ----------------------------------
                                                       February 26,       February 27,        February 26,       February 27,
                                                           1998               1997                1998               1997
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) available for common shareholders,

      Basic and Diluted                                     $(48.1)              $142.7            $ (38.5)            $163.3
                                                            =======              ======            =======             ======

Weighted average common stock outstanding  Basic              211.8               209.7              211.6              209.4
Net effect of dilutive stock options                             --                 3.7                 --                3.5
                                                            -------              ------            -------             ------
Weighted average common stock and common
     stock equivalents  Diluted                               211.8               213.4              211.6              212.9
                                                            =======              ======            =======             ======


Basic earnings per share                                    $ (0.23)             $ 0.68            $ (0.18)            $ 0.78
                                                            =======              ======            =======             ======
Diluted earnings per share                                  $ (0.23)             $ 0.67            $ (0.18)            $ 0.77
                                                            =======              ======            =======             ======


  Earnings per share computations exclude stock options and potential shares for convertible debentures to the extent that their effect would have been antidilutive.

9.  Commitments

  As of February 26, 1998, the Company had commitments of approximately $535.8 million for equipment purchases and $55.0 million for the construction of buildings.

10.  Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

  The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." All period references are to the Company's fiscal periods ended February 26, 1998, November 27, 1997, August 28, 1997, or February 27, 1997, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.


  Micron Technology, Inc. and its subsidiaries (collectively the "Company" or "MTI") design, develop, manufacture and market semiconductor memory products, primarily DRAM. The Company, through its approximately 64% owned subsidiary, Micron Electronics, Inc. ("MEI"), develops, markets, manufactures and supports PC systems.


RESULTS OF OPERATIONS

  Net loss for the second quarter of 1998 was $48 million, or $0.23 per share, on net sales of $755 million. Operating losses incurred in the Company's semiconductor memory and PC operations in the second quarter of 1998 were partially offset by a gain on the sale of a 90% interest in MEI's contract manufacturing subsidiary. For the second quarter of 1997 net income was $143 million, or $0.67 per share, on net sales of $876 million. For the first six months of 1998, net loss was $39 million, or $0.18 per share, on net sales of $1,710 million compared to net income of $163 million, or $0.77 per share, on net sales of $1,604 million for the first six months of 1997. The Company reported net sales of $955 million and net income of $10 million, or $0.04 per share, for its first quarter of 1998.

  In the second quarter of fiscal 1998, the Company's semiconductor memory operations incurred an operating loss in excess of $90 million on net sales of $283 million, primarily due to continued sharp declines in average sales prices for the Company's semiconductor memory products. The Company's PC operations incurred an operating loss in excess of $100 million in the second quarter of fiscal 1998 resulting primarily from the effect of significant price declines for PC products, write-downs of inventories, a 10% decline in unit sales from the prior quarter, and actions taken to reposition PC operations to more efficiently and cost-effectively serve core markets.

  Results of operations for the second quarter of 1998 included an aggregate pretax gain of $157 million (approximately $38 million or $0.18 per share after taxes and minority interests) on MEI's sale of a 90% interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), for cash proceeds of $249 million.

  Results of operations for the second quarter of 1997 included a pretax gain of $190 million (approximately $94 million or $0.44 per share after taxes) on the sale of a portion of the Company's holdings in MEI common stock, which decreased the Company's ownership in MEI to approximately 64%. Results of operations for the first six months of 1997 also included net after-tax gains of $20 million on sales of other investments.


 NET SALES

                                                     Second Quarter                                        Six Months
                                    ----------------------------------------------    ----------------------------------------------

                                             1998                      1997                  1998                      1997
                                    ----------------------------------------------    ----------------------------------------------

                                       Net sales       %         Net sales      %     Net sales     %           Net sales      %
                                      -------------------       -------------------   -------------------       -------------------
Semiconductor memory products          $283.4       37.5        $401.5        45.8    $  723.5       42.3       $ 743.7       46.4
PC systems                              396.5       52.5         395.4        45.1       841.6       49.2         729.2       45.4
Other                                    75.5       10.0          79.3         9.1       144.9        8.5         131.4        8.2
                                      --------     -----        ------       ------   --------      -----       --------     ------
    Total net sales                    $755.4      100.0        $876.2       100.0    $1,710.0      100.0        $1,604.3    100.0
                                       ======      =====        ======       =====    ========      =====        ========    =====

  Net sales of "Semiconductor memory products" include sales of MTI semiconductor memory products incorporated in MEI products, which amounted to $5.2 million and $12.6 million in the second quarters of 1998 and 1997, respectively, and $17.6 million and $23.9 million in the first six months of 1998 and 1997, respectively. "Other" sales include revenue from MEI's contract manufacturing services subsidiary, which was sold in February

1998, of approximately $63.0 million and $123.6 million in the second quarter and first six months of 1998, respectively.

  Net sales in the second quarter of 1998 decreased by 14% as compared to the second quarter of 1997 principally due to a sharp decline in average selling prices of semiconductor memory products. Net sales for the first six months of 1998 increased by 7% as compared to the first six months of 1997 principally due to an increase in unit sales of PC systems and an increase in non-system revenue. Net sales for the second quarter of 1998 were 21% lower compared to the $955 million of net sales for the first quarter of 1998.

  Net sales of semiconductor memory products for the second quarter and first six months of 1998 decreased by 29% and 3% as compared to the corresponding periods of 1997, primarily due to the continued sharp decline in average selling prices, which was partially offset by an increase in megabits of semiconductor memory products sold. Average selling prices per megabit of memory declined approximately 50% from the second quarter of 1997 to the second quarter of 1998 and 46% from the first six months of 1997 to the first six months of 1998. The Company's principal memory product in the second quarter and first six months of 1998 was the 16 Meg DRAM, which comprised approximately 78% and 84% of the net sales of semiconductor memory in the second quarter and first six months of 1998, respectively. The 16 Meg SDRAM comprised approximately 40% and 28% of the total net sales of semiconductor memory in the second quarter and first six
months of 1998, respectively.   Total megabits shipped increased by 47% and 85%,
respectively, for the second quarter and first six months of 1998 as compared to the same periods in 1997, and total megabits produced increased by approximately 70% and 100%, respectively. These production increases were principally the result of the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, and enhanced yields on existing memory products.

  Net sales of semiconductor memory products for the second quarter of 1998 decreased by 36% as compared to the first quarter of 1998 as a result of a 26% decline in average selling prices per megabit of memory and a 13% decrease in megabits shipped. The decrease in megabit shipments from the first quarter to the second quarter of 1998 was principally due to constraints on the Company's test capacity. These test capacity constraints were resolved in the last few weeks of the second quarter, allowing for a 10% increase in megabit production for the second quarter.

  Net sales of PC systems were flat for the second quarter of 1998 compared to the second quarter of 1997 and increased by 15% for the first six months of 1998 compared to the first six months of 1997. Unit sales of PC systems increased by 7% and 20%, respectively, comparing the second quarter and first six months of 1998 with the corresponding periods of 1997. Average per unit revenue for the Company's PC systems declined, while non-system revenue increased for the second quarter and first six months of 1998 compared to the corresponding periods of 1997. Non-system revenue is revenue received from the sale of PC related products and services separate from the sale of a PC system. Net sales of PC systems for the second quarter of 1998 were 11% lower than for the first quarter of 1998 primarily due to a 10% decrease in unit sales of PC systems and a lower level of non-system revenue.


 GROSS MARGIN

                                                          Second Quarter              Six Months
                                               -----------------------------  ------------------------------
                                                  1998   % Change    1997         1998     % Change    1997
                                               -----------------------------  ------------------------------
Gross margin                                     $22.3     (89.8)%  $218.7     $    232.8    (37.7)%  $373.9
 as a % of net sales                               3.0%               25.0%          13.6%              23.3%

  The Company's gross margin percentage for semiconductor memory products and PC systems was lower in the second quarter and first six months of 1998 than in the corresponding periods of 1997, primarily because of severe declines in average sales prices and because of significant write-downs of the Company's notebook inventory. The Company's gross margin percentage for the first quarter of 1998 was 22%.

  The Company's gross margin percentage on sales of semiconductor memory products for the second quarter and first six months of 1998 was 5% and 22%, respectively, compared to 32% and 28% for the corresponding periods of 1997.
The decrease in gross margin percentage on sales of semiconductor memory products for the second quarter and first six months of 1998 compared to the corresponding periods in 1997 was primarily the result of a sharp decline in average selling prices, partially offset by a decline in per unit manufacturing costs. Decreases in per unit manufacturing costs for the second quarter and first six months of 1998 compared to the same periods in 1997 were achieved through transitions to shrink versions of existing products, shifts in the Company's mix of semiconductor memory products to a higher average density, and improved manufacturing yields. The gross margin percentage on the Company's semiconductor memory products for the first quarter of 1998 was 32%. The decline in gross margin percentage for semiconductor memory products from the first quarter to the second quarter of 1998 was primarily the result of the approximate 26% decline in average selling prices per megabit of memory.

  The gross margin percentage for the Company's PC operations for the second quarter and first six months of 1998 was (2)% and 6%, respectively compared to 18% and 19% for the corresponding periods of 1997. The gross margin for the Company's PC operations was 13% for the first quarter of 1998. Gross margins in the second quarter of fiscal 1998 were significantly affected by write-downs of notebook product inventories and by intense price competition in the PC industry.


 SELLING, GENERAL AND ADMINISTRATIVE

                                                        Second Quarter                 Six Months
                                               -----------------------------   -----------------------------
                                                  1998    % Change    1997        1998     % Change    1997
                                               -----------------------------   -----------------------------
Selling, general and administrative              $135.7       39.3%  $97.4     $    260.2      49.6%  $173.9
 as a % of net sales                               18.0%              11.1%          15.2%              10.8%


  The higher level of selling, general and administrative expenses during the second quarter and first six months of 1998 as compared to the same periods of 1997 is primarily attributable to higher levels of personnel, advertising and other costs associated with the Company's PC operations. Selling, general and administrative expense for the second quarter and first six months of 1998 reflect a lower level of performance based compensation than in corresponding periods of 1997. Selling, general and administrative expenses increased by 9% in the second quarter as compared to the first quarter of 1998; this increase was mainly attributable to an increase in personnel costs for the Company's PC operations.

 Research and Development

                                                        Second Quarter                 Six Months
                                               ----------------------------  ----------------------------
                                                  1998   % Change    1997       1998     % Change    1997
                                               ----------------------------  ----------------------------
Research and development                         $69.9       49.4%  $46.8     $   133.8      42.3%  $94.0
 as a % of net sales                               9.3%               5.3%          7.8%              5.9%

  Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on development of the Company's 64 Meg and 128 Meg SDRAMs, Double Data Rate (DDR), SynchLink and Rambus memory products. The PC industry is in the process of transitioning from EDO to SDRAM. The Company has transitioned to SDRAM as its primary DRAM technology, and is in the process of increasing the ratio of 64 Meg DRAMs relative to 16 Meg DRAMs in its product mix. Other research and development efforts are devoted to the design and development of Flash, SRAM, embedded memory, RIC, flat panel display products and PC systems.

  The Company anticipates completion of the transition from .30 micron (u) to .25 (u) in fiscal 1999 and anticipates that process technology will move to line widths of .21 (u), .18 (u), and .15 (u) in the next few years as needed for the development of future generation semiconductor products.

OTHER OPERATING EXPENSE (INCOME)

  Other operating expense for the second quarter of 1998 includes charges of $13 million associated with PC operations resulting from employee termination benefits and consolidation of domestic and international operations and $3 million for the write-off of abandoned in-development software projects. In addition, other operating expense includes $4 million related to the disposal and write-down of semiconductor memory operations equipment.

Income taxes

  The effective rate of the tax benefit in the second quarter and first six months of 1998 was 19% and 7%, respectively. The effective rate for the provision of income taxes was 47% and 46%, respectively, for the corresponding periods of 1997. The effective tax rate primarily reflects 1) the statutory corporate income tax rate and the net effect of state taxation, 2) the effect of taxes on the parent of the earnings or loss by domestic subsidiaries not consolidated with the Company for federal income tax purposes and 3) in the second quarter of 1998, the impact of the write-off of a $4.1 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations. Because MTI must provide for tax on the earnings of domestic subsidiaries not consolidated for tax purposes, the effective rate may vary significantly from period to period.

Recently Issued Accounting Standards

  Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," issued by the Financial Accounting Standards Board ("FASB") in February 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. SFAS No. 128 is first effective for the Company for its interim period ended February 26, 1998. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128 are presented on the face of the income statement and in the notes to
the financial statements.   Descriptions of SFAS No. 130 and SFAS No. 131 are
included in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

  As of February 26, 1998, the Company had cash and liquid investments totaling $935 million, representing a decrease of $53 million during the first six months of 1998. Approximately $351 million of the Company's consolidated cash and liquid investments was held by MEI. Cash generated by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI.

  The Company's principal sources of liquidity during the first six months of 1998 were net cash proceeds totaling $236 million from the sale of a 90% interest in MEI's contract manufacturing subsidiary, MCMS, and net cash flow from operations of $126 million. Cash flow from operations depends significantly on average selling prices and variable cost per unit for the Company's semiconductor memory products. The principal uses of funds in the first six months of 1998 were $381 million for property, plant and equipment and $93 million for repayments of equipment contracts and debt.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1 billion in fiscal 1998 for purchases of equipment and construction and improvement of buildings. As of February 26, 1998, the Company had entered into contracts extending into fiscal 2000 for approximately $536 million for equipment purchases and approximately $55 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to cancellation fees in excess of $135 million. Future capital expenditures will be used primarily to enhance manufacturing efficiencies and product and process technology at the Company's existing facilities. As the Company considers its product and process technology enhancement programs and technology diversification objectives, the Company has evaluated, and continues to evaluate, possible acquisitions and strategic alliances. The Company has a $1 billion shelf registration statement under which $500 million in convertible subordinated notes were issued in July 1997 and under which may be issued from time to time up to an additional $500 million in debt or equity securities.

  MTI has a $500 million unsecured revolving credit agreement expiring in May 2000. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. As of February 26, 1998, MTI was in compliance with all covenants under the facility and had no borrowings outstanding under the agreement. There can be no assurance that MTI will continue to be able to meet the terms of the covenants and conditions and be able to borrow under the credit agreement.

  MEI has an aggregate of $142 million in revolving credit agreements which contain certain restrictive covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. For the quarter ended February 26, 1998, MEI was in violation of its ratio of debt to EBITDA covenant, which excludes the effect of the gain on the sale of MCMS. MEI obtained a waiver for the violation of the covenant, and as a result was eligible to borrow approximately $42 million under the credit lines, and had aggregate borrowings of approximately $9 million outstanding under the agreements.

CERTAIN FACTORS

  In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 28, 1997, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary semiconductor memory products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, as evidenced by the 75% decline in average selling prices for the Company's semiconductor memory products for 1997 and the subsequent 25% and 26% declines in average selling prices for the first and second quarters of 1998 as compared to the preceding quarters.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. For most of fiscal 1997 the rate at which the Company was able to decrease per unit manufacturing costs exceeded the rate of decline in average selling prices, due mainly to a transition to a higher density product.
However, in the fourth quarter of 1997 and the first six months of 1998 the Company was unable to decrease per unit manufacturing costs at a rate
commensurate with the decline in average selling prices.   In the event that
average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Although worldwide excess capacity exists, certain Asian competitors continue to add capacity for the production of semiconductor memory products. The amount of capacity to be placed into production and future yield improvements by the Company's competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

  Worldwide semiconductor pricing is influenced by currency fluctuations. In calendar 1997 the Korean Won, the New Taiwan Dollar and the Japanese Yen were devalued significantly, dropping approximately 100%, 20% and 10%, respectively, compared to the U.S. dollar. The devaluation of these currencies was particularly severe in the fourth quarter of calendar 1997 and contributed to the current South Korean credit crisis. South Korean semiconductor competitors are likely to be particularly affected by the currency devaluations as a result of substantial debt structures denominated in U.S. dollars. The currency devaluations and the credit crisis could have a significant adverse impact on DRAM pricing if the Company's Asian, and particularly Korean, competitors offer products at significantly lower prices in an effort to maximize cash flows to service near-term dollar denominated obligations. While the Company cannot predict the overall impact of the Asian currency devaluations and the Korean credit crisis, its products may be subject to further downward pricing pressure. If average selling prices for semiconductor memory products continue to decline, the Company's results of operations will continue to be adversely affected.

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

  Approximately 70% of the Company's sales of semiconductor memory products during the second quarter of 1998 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

In recent periods the PC industry has seen a shift in demand towards sub-$1000 PCs. While the Company cannot predict with any degree of accuracy the future impact on the PC and semiconductor industry of this shift, possible effects include, but are not limited to, further downward pricing pressure on PC systems and further downward pricing pressure on semiconductor memory products.


  The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, MEI's ability to accurately forecast demand for its PC products, fluctuating market pricing for PCs and semiconductor memory products, MEI's ability to effectively manage inventory levels, the lead time and inventory exposure from shipments of products from OEM suppliers, fluctuating component costs, changes in product mix, inventory obsolescence, the timing of new product introductions by MEI and its competitors, seasonal government purchasing cycles, manufacturing and production constraints, the effects of product reviews and industry awards, seasonal cycles common in the PC industry and critical component availability. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

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

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's transition to SDRAM products reached approximately 59% of DRAM wafer starts at the end of the second quarter of 1998. The Company's transition from the 16 Meg to the 64 Meg SDRAM as its primary memory product is expected to occur in late summer of 1998. It is not unusual to encounter difficulties in manufacturing while transitioning to shrink
versions of existing products or new generation products.   Future gross margins
will be adversely impacted if the Company is unable to efficiently transition to shrink versions of the 64 Meg SDRAM.

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

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of February 26, 1998 the Company had invested approximately $655 million in the Lehi facility. The cost to complete the Lehi facility is estimated to approximate $1.6 billion. Although additional test capacity for Boise production is anticipated to be provided in Lehi in 1998, completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

  Exhibit
  Number    Description of Exhibit
  ------    ------------------------------------


    10.122  Second Amendment to First Amended & Restated Revolving Credit
                Agreement dated February 26, 1998, among the Company and several financial institutions

    27      Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended February 26, 1998.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              -----------------------
                              (Registrant)



Dated:  April 1, 1998         /s/ Wilbur G. Stover, Jr.
                              -------------------------
                              Wilbur G. Stover, Jr.
                              Vice President of Finance and Chief Financial
                              Officer (Principal Financial and Accounting
                              Officer)