Form 10-Q
period 1998-05-28
MICRON TECHNOLOGY INC
filed 1998-07-13
CIK 723125

                                   FORM 10-Q

                                --------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                --------------

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended May 28, 1998

                                       OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                --------------

                        Commission File Number:  1-10658

                            MICRON TECHNOLOGY, INC.

    State or other  jurisdiction of incorporation or organization:  Delaware

                                --------------

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

     The number of outstanding shares of the registrant's Common Stock as of June 26, 1998 was 213,083,622.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             MICRON TECHNOLOGY, INC.

                           Consolidated Balance Sheets
                 (Dollars in millions, except for par value data)

                                                           May 28,            August 28,
As of                                                       1998                 1997
-----------------------------------------------------------------------------------------
                                                        (Unaudited)
ASSETS
Cash and equivalents                                      $  507.9               $  619.5
Liquid investments                                           200.5                  368.2
Receivables                                                  397.8                  458.9
Inventories                                                  378.7                  454.2
Prepaid expenses                                               9.3                    9.4
Deferred income taxes                                         77.7                   62.2
                                                          --------               --------
  Total current assets                                     1,571.9                1,972.4

Product and process technology, net                           89.1                   51.1
Property, plant and equipment, net                         2,995.8                2,761.2
Other assets                                                  76.5                   66.6
                                                          --------               --------
  Total assets                                            $4,733.3               $4,851.3
                                                          ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                     $  527.1               $  546.1
Short-term debt                                                8.5                   10.6
Deferred income                                                5.6                   14.5
Equipment purchase contracts                                 117.3                   62.7
Current portion of long-term debt                             93.3                  116.0
                                                          --------               --------
  Total current liabilities                                  751.8                  749.9


Long-term debt                                               718.0                  762.3
Deferred income taxes                                        283.2                  239.8
Non-current product and process technology                    10.7                   44.1
Other liabilities                                             50.3                   35.6
                                                          --------               --------
  Total liabilities                                        1,814.0                1,831.7
                                                          --------               --------

Minority interests                                           145.4                  136.5

Commitments and contingencies

Common stock, $0.10 par value, authorized
  1.0 billion shares, issued and outstanding
  213.0 million and 211.3 million shares, respectively        21.3                   21.1
Additional capital                                           518.6                  483.8
Retained earnings                                          2,234.0                2,378.2
                                                          --------               --------
  Total shareholders' equity                               2,773.9                2,883.1
                                                          --------               --------
  Total liabilities and shareholders' equity              $4,733.3               $4,851.3
                                                          ========               ========

See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)

                                                                                    May 28,                May 29,
For the quarter ended                                                                 1998                   1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $  609.9                 $ 965.0
                                                                                    --------                 -------
Costs and expenses:
  Cost of goods sold                                                                   603.6                   650.0
  Selling, general and administrative                                                  109.0                    92.4
  Research and development                                                              66.2                    52.6
  Other operating expense                                                                3.4                     1.1
                                                                                    --------                 -------
     Total costs and expenses                                                          782.2                   796.1
                                                                                    --------                 -------

Operating income (loss)                                                               (172.3)                  168.9
Gain on sale of investments and subsidiary stock, net                                     --                     0.2
Gain (loss) on issuance of subsidiary stock, net                                         0.2                    (0.1)
Interest income, net                                                                     0.8                     1.5
                                                                                    --------                 -------
Income (loss) before income taxes and minority interests                              (171.3)                  170.5

Income tax benefit (provision)                                                          67.3                   (67.8)

Minority interests in net income                                                        (2.1)                   (5.9)
                                                                                    --------                 -------
Net income (loss)                                                                   $ (106.1)                $  96.8
                                                                                    ========                 =======
Earnings (loss) per share:
  Basic                                                                             $  (0.50)                $  0.46
  Diluted                                                                              (0.50)                   0.45
Number of shares used in per share calculations:
  Basic                                                                                212.3                   210.3
  Diluted                                                                              212.3                   214.9



See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)

                                                                                    May 28,               May 29,
For the nine months ended                                                             1998                  1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $ 2,320.0               $ 2,569.3
Costs and expenses:
  Cost of goods sold                                                                 2,080.8                 1,880.3
  Selling, general and administrative                                                  369.3                   266.2
  Research and development                                                             200.0                   146.6
  Other operating expense (income)                                                      32.1                    (0.9)
                                                                                   ---------                --------
     Total costs and expenses                                                        2,682.2                 2,292.2
                                                                                   ---------                --------

Operating income (loss)                                                               (362.2)                  277.1
Gain on sale of investments and subsidiary stock, net                                  157.1                   187.8
Gain on issuance of subsidiary stock, net                                                0.8                    27.6
Interest income (expense), net                                                           1.4                    (2.4)
                                                                                   ---------                --------
Income (loss) before income taxes and minority interests                              (202.9)                  490.1

Income tax benefit (provision)                                                          69.6                  (214.5)

Minority interests in net income                                                       (11.4)                  (15.4)
                                                                                   ---------                --------
Net income (loss)                                                                  $  (144.7)               $  260.2
                                                                                   =========                ========

Earnings (loss) per share:
  Basic                                                                            $   (0.68)               $   1.24
  Diluted                                                                              (0.68)                   1.22
Number of shares used in per share calculations:
  Basic                                                                                211.9                   209.7
  Diluted                                                                              211.9                   213.8

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                                      May 28,               May 29,
For the nine months ended                                                               1998                  1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $  (144.7)               $  260.2
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                       434.7                   350.3
    Gain on sale and issuance of investments and subsidiary stock, net                 (157.9)                 (215.3)
    Change in assets and liabilities, net of effects of sale of MCMS
      Decrease (increase) in receivables                                                 18.0                   (19.6)
      Decrease (increase) in inventories                                                 52.4                  (125.2)
      Increase (decrease) in accounts payable and accrued
         expenses, net of plant and equipment purchases                                 (45.0)                   64.2
      Increase in deferred income taxes                                                  13.2                    72.3
      Decrease in long-term product and process rights liability                        (33.5)                   (0.1)
    Other                                                                               (12.6)                   46.1
                                                                                     --------                --------
Net cash provided by operating activities                                               124.6                   432.9
                                                                                     --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                         (564.2)                 (359.8)
Proceeds from sale of equipment                                                          31.2                     8.5
Proceeds from sale of subsidiary stock, net of MCMS cash                                235.9                   199.9
Purchase of available-for-sale and held-to-maturity securities                         (611.3)                  (85.0)
Proceeds from sales and maturities of securities                                        796.6                    34.7
Other                                                                                   (37.0)                   (5.7)
                                                                                     --------                --------
Net cash used for investing activities                                                 (148.8)                 (207.4)
                                                                                     --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on lines of credit                                                          --                   (90.0)
Proceeds from issuance of debt                                                           31.4                    71.6
Repayments of debt                                                                      (99.4)                  (79.1)
Proceeds from issuance of common stock                                                   15.2                    19.9
Payments on equipment purchase contracts                                                (32.6)                  (42.5)
Proceeds from issuance of stock by subsidiary                                             1.8                    53.6
Other                                                                                    (3.8)                   (1.6)
                                                                                     --------                --------
Net cash used for financing activities                                                  (87.4)                  (68.1)
                                                                                     --------                --------

Net (decrease) increase  in cash and equivalents                                       (111.6)                  157.4
Cash and equivalents at beginning of period                                             619.5                   276.1
                                                                                     --------                --------
Cash and equivalents at end of period                                                $  507.9                $  433.5
                                                                                     ========                ========
SUPPLEMENTAL DISCLOSURES
Interest paid                                                                        $   17.7                $   21.7
Income taxes paid, net                                                                   41.3                    79.6
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases                        130.2                    32.3


See accompanying notes to consolidated financial statements

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

  These unaudited interim financial statements for the quarter ended May 28, 1998, should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 28, 1997.


2.  Recently issued accounting standards

  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

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

3.  Supplemental balance sheet information               May 28,     August 28,
                                                          1998           1997
--------------------------------------------------------------------------------
Receivables
--------------------------------------------------------------------------------
  Trade receivables                                     $ 248.3       $ 447.2
  Income taxes receivable                                 147.1          17.9
  Allowance for returns and discounts                     (11.9)        (29.3)
  Allowance for doubtful accounts                          (6.5)         (9.0)
  Other receivables                                        20.8          32.1
                                                        -------       -------
                                                        $ 397.8       $ 458.9
                                                        =======       =======

3.  Supplemental balance sheet information (continued)   May 28,     August 28,
                                                          1998           1997
-------------------------------------------------------------------------------
Inventories
-------------------------------------------------------------------------------

  Finished goods                                         $144.7         $128.6
  Work in progress                                        165.6          195.7
  Raw materials and supplies                               68.4          129.9
                                                         ------         ------
                                                         $378.7         $454.2
                                                         ======         ======

Product and process technology
-------------------------------------------------------------------------------
  Product and process technology, at cost                $161.4         $108.1
  Less accumulated amortization                           (72.3)         (57.0)
                                                         ------         ------
                                                         $ 89.1         $ 51.1
                                                         ======         ======

Property, plant and equipment
-------------------------------------------------------------------------------
  Land                                                $    35.1      $    35.4
  Buildings                                               880.1          817.9
  Equipment                                             2,857.5        2,416.2
  Construction in progress                                713.0          681.9
                                                      ---------      ---------
                                                        4,485.7        3,951.4
  Less accumulated depreciation
    and amortization                                   (1,489.9)      (1,190.2)
                                                      ---------      ---------
                                                      $ 2,995.8      $ 2,761.2
                                                      =========      =========

  As of May 28, 1998, property, plant and equipment included unamortized costs of $688.2 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $649.2 million has not been placed in service and is not being depreciated. Completion of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital and production facilities.


Accounts payable and accrued expenses
-------------------------------------------------------------------------------
Accounts payable                                 $    252.2          $ 277.0
Salaries, wages and benefits                           82.9             93.7
Product and process technology payable                 82.0             99.9
Taxes payable other than income                        33.2             37.3
Interest payable                                       14.9              6.9
Other                                                  61.9             31.3
                                                 ----------          -------
                                                 $    527.1          $ 546.1
                                                 ==========          =======

3.  Supplemental balance sheet information (continued)   May 28,     August 28,
                                                          1998           1997
-------------------------------------------------------------------------------
Debt
-------------------------------------------------------------------------------
  Convertible Subordinated Notes payable,
     due July 2004, interest rate of 7%          $ 500.0             $  500.0

  Notes payable in periodic installments
     through July 2015, weighted average
     interest rate of 7.43% and 7.33%,
     respectively                                  274.1                331.3

  Capitalized lease obligations payable
     in monthly installments through August
     2002, weighted average interest rate of
     7.67% and 7.68%, respectively                  34.2                 40.7

  Other                                              3.0                  6.3
                                                 -------             --------
                                                   811.3                878.3
  Less current portion                             (93.3)              (116.0)
                                                 -------             --------
                                                 $ 718.0             $  762.3
                                                 =======             ========


  The 7% convertible subordinated notes due July 1, 2004 are convertible into shares of the Company's common stock at $67.44 per share. The notes were offered under a $1 billion shelf registration statement pursuant to which the company may issue from time to time up to $500 million of additional debt or equity securities.

  MTI has a $500 million revolving credit agreement expiring May 2000. The agreement contains certain restrictive covenants pertaining to the company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. On June 16, 1998, the Company amended the agreement to collateralize the facility with certain accounts receivable, inventory and equipment at its Boise facility and retroactively modify the maximum operating loss covenant for the third quarter of 1998. As of May 28, 1998, MTI had no borrowings outstanding under the agreement.

  On June 10, 1998, Micron Electronics, Inc. ("MEI"), a subsidiary of the Company, replaced its $130 million credit facility with a $100 million unsecured revolving credit facility expiring in June 2001 and now has an aggregate of $110 million in revolving credit agreements which contain certain restrictive covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. As of May 28, 1998, MEI had aggregate borrowings of approximately $6 million outstanding under its credit agreements.

  The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $4.8 million and $2.4 million for the third quarters of 1998 and 1997, respectively. Total rental expense in the first nine months of 1998 and 1997 was $11.8 million and $5.3 million, respectively. Minimum future rental commitments under operating leases aggregate $34.7 million as of May 28, 1998 and are payable as follows (in millions): 1998, $2.3; 1999, $8.7; 2000, $7.4; 2001, $5.9 and 2002 and
thereafter, $10.4.

4.  Gains on investments and subsidiary stock transactions

  On February 26, 1998, MEI completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc., formerly a wholly-owned subsidiary of MEI, resulting in a consolidated pre-tax gain of $157.1 million (approximately $37.8 million or $0.18 per share after taxes and minority interests). In exchange for the 90% interest in MCMS, MEI received $249.2 million in cash. the sale was structured as a recapitalization of MCMS, whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS management, including Robert F. Subia, then a director of MEI, acquired the 90% interest in MCMS.

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200.0 million and MEI sold 3 million newly issued shares for net proceeds of $48.2 million, resulting in consolidated pre-tax gains of $164.6 million and $25.3 million, respectively (for a total of approximately $93.7 million or $0.44 per share after taxes). The sales reduced the Company's ownership of the outstanding MEI common stock from approximately 79% to approximately 64%. The Company also recorded pre-tax gains totaling $22.1 million for 1997 relating to sales of investments. The Company recognized a deferred tax liability on the resultant gain from the sale of mei common stock in the second quarter of 1997.


5.  Other operating income (expense)

  Other operating expense for the first nine months of 1998 includes charges of $13 million associated with PC operations resulting from employee termination benefits and consolidation of domestic and international operations and $5.2 million from the write-off of software development costs. In addition, other operating expense for the first nine months of 1998 includes $9.3 million related to the disposal and write-down of semiconductor memory operations equipment.


6.  Income taxes

  The effective rate of the tax benefit in the third quarter and first nine months of 1998 was 39% and 34%, respectively. The effective rate for the provision of income taxes was 40% and 44%, respectively, for the corresponding periods of 1997. The effective tax rate primarily reflects (1) the statutory corporate income tax rate and the net effect of state taxation, (2) the effect of taxes on the parent of the earnings or loss by domestic subsidiaries not consolidated with the Company for federal income tax purposes and (3) in the second quarter of 1998, the impact of the write-off of a $4.1 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations. Because MTI provides for tax on the earnings of domestic subsidiaries not consolidated for tax purposes, the effective rate may vary significantly from period to period.


7.  Purchase of minority interests

  In the second quarter of 1998 the Company purchased the 11% minority interest in its subsidiary, Micron Quantum Devices, Inc., for $26.2 million in stock and stock options. The cost of the acquired interest was allocated primarily to intangible assets related to flash semiconductor technology, which is being amortized over a three-year period.

  In the first quarter of 1998 the Company purchased the 12% minority interest in its subsidiary, Micron Display Technology, Inc., for $20.6 million in cash. The cost of the acquired interest was allocated primarily to intangible assets related to field emission flat panel display technology, which is being amortized over a three-year period.

8.  Earnings per share

  Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method.

                                                                Quarter ended                       Nine months ended
                                                     ----------------------------------    ----------------------------------
                                                          May 28,            May 29,            May 28,            May 29,
                                                           1998               1997                1998               1997
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders,
      Basic and Diluted                                $  (106.1)         $   96.8           $  (144.7)          $  260.2
                                                       ---------          --------           ---------           --------

Weighted average common stock outstanding - Basic          212.3             210.3               211.9              209.7
Net effect of dilutive stock options                          --               4.6                  --                4.1
                                                       ---------          --------           ---------           --------
Weighted average common stock and common
     stock equivalents--Diluted                            212.3             214.9               211.9              213.8
                                                       =========          ========           =========           ========
Basic earnings per share                               $   (0.50)         $   0.46           $   (0.68)          $   1.24
                                                       =========          ========           =========           ========
Diluted earnings per share                             $   (0.50)         $   0.45           $   (0.68)          $   1.22
                                                       =========          ========           =========           ========


  Earnings per share computations exclude stock options and potential shares for convertible debentures to the extent that their effect would have been antidilutive.


9.  Commitments

  As of May 28, 1998, the Company had commitments of approximately $483.8 million for equipment purchases and $24.8 million for the construction of buildings.


10. Subsequent Events

  On June 18, 1998, the Company entered into an acquisition agreement with Texas Instruments Incorporated ("TI"), to purchase substantially all of TI's memory operations through the issuance of debt and equity securities. The agreement has been approved by the Boards of Directors of the Company and TI and the closing is subject to several conditions and approvals, including satisfactory completion of due diligence and completion of appropriate agreements with various third parties. Under the terms of the agreement, upon closing TI will receive approximately 28.9 million shares of MTI common stock, $740 million principal amount of seven-year, 6.5% notes convertible into an additional approximately 12.3 million shares of MTI common stock, and a $210 million principal amount, seven year, 6.5% subordinated note. The Company will also assume upon closing approximately $190 million of debt associated with TI's Italian memory operations. In addition to TI's memory assets, at the closing the Company will receive $750 million in cash. Under the terms of the agreement, at closing TI and the Company will enter into a ten year royalty-free patent cross license, that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that the working capital of the acquired operations is $150 million (subject to reduction in certain circumstances) at closing.

  On June 22, 1998, the Company entered into an agreement and plan of reorganization with Rendition, Inc. ("Rendition") whereby the Company will acquire Rendition pursuant to a stock-for-stock merger. Rendition designs, develops and markets high-performance, low-cost, multi-functional graphics accelerators to the personal computer market. Pursuant to the merger, shareholders of Rendition will receive approximately 3.7 million shares of MTI common stock. The merger, approved by the Boards of Directors of both companies, requires Rendition shareholder and various regulatory approval, and is subject to other customary closing conditions.


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

  The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, pending acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 28, 1997. All period references are to the Company's fiscal periods ended May 28, 1998, February 26 1998, November 27, 1997, August 28, 1997, or May 29, 1997, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

OVERVIEW

  Micron Technology, Inc. and its subsidiaries (collectively the "Company" or "MTI") design, develop, manufacture and market semiconductor memory products, primarily DRAM. The Company, through its approximately 64% owned subsidiary, Micron Electronics, Inc. ("MEI"), develops, markets, manufactures and supports PC systems.

  The semiconductor industry in general, and the DRAM market in particular, is experiencing an unprecedented downturn. Since the first quarter of fiscal 1996, average selling prices of the Company's semiconductor memory products have declined by approximately 95%. These extreme market conditions, while having an adverse effect on the Company's results of operations, have also resulted in the Company being presented with various strategic opportunities. On June
18, 1998, the Company entered into an acquisition agreement with Texas Instruments Incorporated ("TI") to purchase substantially all of TI's memory operations. The Company believes that the pending acquisition will enable it to enhance its position as the most cost-effective DRAM manufacturer by leveraging its technology into the acquired facilities. However, in light of the current market conditions in the semiconductor industry, the consummation of the transaction with TI is expected to compound the effects of the market downturn on the Company and have a near term adverse effect on the Company's results of operations and cash flows. See "Pending Acquisition" and "Certain Factors."

  Pursuant to the acquisition agreement between the Company and TI, the Company will purchase substantially all of TI's memory operations through the issuance of debt and equity securities. The agreement has been approved by the Boards of Directors of the Company and TI and the closing is subject to several conditions and approvals, including satisfactory completion of due diligence and completion of appropriate agreements with various third parties. Under the terms of the agreement, upon closing TI will receive 28.9 million shares of MTI common stock, $740 million principal amount of seven-year, 6.5% notes convertible into an additional 12.3 million shares of MTI common stock, and $210 million principal amount, seven year, 6.5% subordinated notes. The Company will also assume approximately $190 million of debt associated with TI's Italian memory operations. In addition to TI's memory assets, at the closing the Company will receive $750 million in cash. Under the terms of the agreement, at closing TI and the Company will enter into a ten year royalty-free patent cross license, that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that the working capital of the acquired operations is $150 million (subject to reduction in certain circumstances) at closing. See "Pending Acquisition" and "Certain Factors."

  On June 22, 1998, the Company also entered into an agreement and plan of reorganization with Rendition, Inc. ("Rendition") whereby the Company will acquire Rendition pursuant to a stock-for-stock merger. Rendition designs, develops and markets high-performance, low-cost, multi-functional graphics accelerators to the personal computer market. Pursuant to the merger, shareholders of Rendition will receive approximately 3.7 million shares of MTI common stock. The merger, approved by the Boards of Directors of both companies, requires Rendition shareholder and various regulatory approval, and is subject to other customary closing conditions.

  There can be no assurance that the pending transactions with TI or Rendition will be consummated. See "Certain Factors."

RESULTS OF OPERATIONS

  Net loss for the third quarter of 1998 was $106 million, or $0.50 per share, on net sales of $610 million. For the third quarter of 1997 net income was $97 million, or $0.45 per share, on net sales of $965 million. For the first nine months of 1998, net loss was $145 million, or $0.68 per share, on net sales of $2,320 million compared to net income of $260 million, or $1.22 per share, on net sales of $2,569 million for the first nine months of 1997. The Company reported net sales of $755 million and net loss of $48 million, or $0.23 per share, for its second quarter of 1998.

  In the third quarter of 1998, the Company's semiconductor memory operations incurred an operating loss in excess of $150 million on net sales of $290 million, primarily due to continued sharp declines in average sales prices for the Company's semiconductor memory products.

  Results of operations for the first nine months of 1998 included an aggregate pretax gain of $157 million (approximately $38 million or $0.18 per share after taxes and minority interests) on MEI's sale of a 90% interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), in February 1998 for cash proceeds of $249 million. Results of operations for the first nine months of 1997 included a pretax gain of $190 million (approximately $94 million or $0.44 per share after taxes) on the sale of a portion of the Company's holdings in MEI common stock, which decreased the Company's ownership in MEI from approximately 79% to approximately 64%. Results of operations for the first nine months of 1997 also included net after-tax gains of $13 million on sales of other investments.


  NET SALES
  ---------

                                            Third Quarter                                   Nine Months
                                --------------------------------------      ------------------------------------------
                                       1998                1997                     1998                     1997
                                --------------------------------------      ------------------------------------------
                                 Net sales    %       Net sales      %      Net sales         %      Net sales        %
                                ---------------       ----------------      -------------------      ------------------
Semiconductor memory products   $290.2      47.6      $510.7      52.9       $1,013.8      43.7      $1,254.4      48.8
PC systems                       310.3      50.9       361.8      37.5        1,151.9      49.7       1,091.0      42.5
Other                              9.4       1.5        92.5       9.6          154.3       6.6         223.9       8.7
                                ------     -----      ------     -----       --------     -----      --------     -----
    Total net sales             $609.9     100.0      $965.0     100.0       $2,320.0     100.0      $2,569.3     100.0
                                ======     =====      ======     =====       ========     =====      ========     =====

  Net sales of "Semiconductor memory products" include sales of MTI semiconductor memory products incorporated in MEI PC products, which amounted to $5.8 million and $18.2 million in the third quarters of 1998 and 1997, respectively, and $23.4 million and $42.1 million in the first nine months of 1998 and 1997, respectively. "Other" net sales for the first nine months of 1998 include revenue of approximately $123.6 million from MCMS, which was sold in February 1998.

  Total net sales in the third quarter and first nine months of 1998 decreased by 37% and 10%, respectively, as compared to the corresponding periods of 1997 principally due to the continued sharp decline in average selling prices of semiconductor memory products. The decline in net sales for these periods also reflects the sale of MCMS late in the second quarter of 1998. Total net sales for the third quarter of 1998 were 19% lower compared to the second quarter of 1998. Net sales of semiconductor memory products were relatively flat from the second quarter to the third quarter of 1998, due to a severe decrease in average selling prices offset by an increase in megabits shipped. The decrease in total net sales was primarily due to a decrease in PC sales and the sale of MCMS.

  Net sales of semiconductor memory products for the third quarter and first nine months of 1998 decreased by 43% and 19% as compared to the corresponding periods of 1997, primarily due to the continued sharp decline in average selling prices, which was partially offset by an increase in megabits of semiconductor memory products sold. Average selling prices per megabit of memory declined approximately 68% from the third quarter of 1997 to the third quarter of 1998 and 56% from the first nine months of 1997 to the first nine months of 1998.
The Company's principal memory product in the third quarter and first nine months of 1998 was the 16 Meg DRAM, which comprised approximately 78% and 83% of the net sales of semiconductor memory, respectively. Approximately

61% of the Company's DRAM revenue in the third quarter of 1998 was attributable to SDRAM products. Total megabits shipped increased by 80% and 84%, respectively, for the third quarter and first nine months of 1998 as compared to the same periods in 1997. These increases in megabits shipped were due to production increases principally resulting from shifts in the Company's mix of semiconductor memory products to a higher average density, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and enhanced manufacturing yields on existing memory products.

  Net sales of semiconductor memory products were flat from the second quarter of 1998 to the third quarter of 1998 as a 30% decline in average selling price per megabit of memory was offset by a 45% increase in megabits shipped. This increase in megabits shipped was primarily due to shifts in the Company's mix of semiconductor memory products to a higher average density, enhanced yields on existing memory products and an increase in total wafer outs.

  Net sales of PC systems were lower in the third quarter of 1998 compared to the third quarter of 1997 primarily as a result of a 15% decline in average selling prices combined with a 6% decrease in unit sales. Net sales of PC systems were 6% higher in the first nine months of 1998 compared to the first nine months of 1997 primarily as a result of an increase in non-system revenue and an 11% increase in unit sales of PC systems, partially offset by an 11% decrease in average selling prices for the Company's PC systems. Non-system revenue is revenue received from the sale of PC related products and services separate from the sale of a PC system. Net sales of PC systems for the third quarter of 1998 were 22% lower than for the second quarter of 1998 primarily as a result of a 14% decrease in unit sales.


 GROSS MARGIN
 ------------

                                                       Third Quarter                     Nine Months
                                               ----------------------------    ------------------------------
                                                  1998   % Change    1997         1998   % Change    1997
                                               ----------------------------    ------------------------------
Gross margin                                     $ 6.3     (98.0)%  $315.0       $ 239.2   (65.3)%     $689.0
 as a % of net sales                               1.0%               32.6%         10.3%                26.8%

  The Company's gross margin percentage was lower for the third quarter and first nine months of 1998 compared to the corresponding periods of 1997. The decline in gross margin percentages for these periods was principally the result of lower gross margin percentages on sales of the Company's semiconductor memory products resulting principally from a continued severe decline in average sales prices and significant write-downs of the Company's inventory of such products. The Company's gross margin percentage for the second quarter of 1998 was 3%.

  The Company's gross margin percentage on sales of semiconductor memory products for the third quarter and first nine months of 1998 was (20)% and 10%, respectively, compared to 49% and 37% for the corresponding periods of 1997. The gross margin in the third quarter of 1998 was adversely affected by a $30 million write-down of semiconductor memory products as a result of continuing price declines. In addition, the decrease in gross margin percentage on sales of semiconductor memory products for the third quarter and first nine months of 1998 compared to the corresponding periods in 1997 was primarily the result of the continuing sharp decline in average selling prices of 68% and 56%, respectively, partially offset by a decline in per unit manufacturing costs. Decreases in per unit manufacturing costs for the third quarter and first nine months of 1998 compared to the same periods in 1997 were achieved through shifts in the Company's mix of semiconductor memory products to a higher average density, transitions to shrink versions of existing products and improved manufacturing yields on existing products. The gross margin percentage on the Company's semiconductor memory products for the second quarter of 1998 was 5%. The decline in gross margin percentage for semiconductor memory products from the second quarter to the third quarter of 1998 was primarily the result of the approximate 30% decline in average selling prices per megabit of memory.

  The gross margin percentage for the Company's PC operations for the third quarter and first nine months of 1998 was 19% and 10%, respectively, compared to 15% and 17% for the corresponding periods of 1997. Average selling prices for notebook systems in the third quarter of 1998 were higher than the prices anticipated in the previous quarter's write-down of such products and as a result the gross margin in the third quarter was favorably affected by approximately $48 million of sales of these notebook systems. Absent the effects of these sales, the

Company's overall PC gross margin percentage would have been approximately 17% in the third quarter of 1998. The Company's overall PC gross margin percentage for the second quarter of 1998 was (2)%.


 SELLING, GENERAL AND ADMINISTRATIVE
 -----------------------------------

                                                       Third Quarter                    Nine Months
                                               ----------------------------    ---------------------------------
                                                  1998    % Change    1997        1998     % Change    1997
                                               ----------------------------    ---------------------------------
Selling, general and administrative              $109.0       18.0%  $92.4         $369.3      38.7%  $266.2
 as a % of net sales                               17.9%               9.6%          15.9%              10.4%


  The higher level of selling, general and administrative expenses during the third quarter and first nine months of 1998 as compared to the same periods of 1997 is primarily attributable to higher levels of advertising, personnel, technical and professional fees and other costs associated with the Company's PC operations. Selling, general and administrative expense for the third quarter and first nine months of 1998 reflect a lower level of performance based compensation than in corresponding periods of 1997. Selling, general and administrative expenses decreased by 20% in the third quarter as compared to the second quarter of 1998 primarily as the result of MEI's efforts implemented at the end of the second quarter to lower its overall cost structure.


 RESEARCH AND DEVELOPMENT
 ------------------------

                                                       Third Quarter                   Nine Months
                                               ---------------------------    -----------------------------
                                                  1998   % Change    1997       1998     % Change    1997
                                               ---------------------------    -----------------------------
Research and development                         $66.2       25.9%  $52.6        $200.0      36.4%  $146.6
 as a % of net sales                              10.9%               5.5%          8.6%               5.7%

  Research and development expenses vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on development of the Company's 64 Meg and 128 Meg SDRAMs, Double Data Rate (DDR), SynchLink and Rambus memory products. The Company has transitioned to SDRAM as its primary DRAM technology, and expects to transition from the 16 Meg to the 64 Meg SDRAM as its primary memory product in the fourth quarter of calendar 1998. Other research and development efforts are devoted to the design and development of Flash, SRAM, embedded memory, RIC, flat panel displays and PC systems.

  The Company anticipates completion of the transition from .30(mu) to .25(mu) in calendar 1998 and the transition from .25(mu) to .21(mu) in calendar 1999 and anticipates that process technology will move to line widths of .18(mu) and
 .15(mu) in the next few years as needed for the development of future generation semiconductor products.

OTHER OPERATING EXPENSE (INCOME)
--------------------------------

  Other operating expense for the first nine months of 1998 includes charges associated with PC operations of $13 million resulting from employee termination benefits and consolidation of domestic and international operations and $5 million from the write-off of software development costs, as well as $9 million related to the disposal and write-down of semiconductor memory operations equipment.

INCOME TAXES
------------

  The effective rate of the tax benefit in the third quarter and first nine months of 1998 was 39% and 34%, respectively. The effective rate for the provision of income taxes was 40% and 44%, respectively, for the corresponding periods of 1997. The effective tax rate primarily reflects 1) the statutory corporate income tax rate and the net effect of state taxation, 2) the effect of taxes on the parent of the earnings or loss by domestic subsidiaries not consolidated with the Company for federal income tax purposes and 3) in the second quarter of 1998, the impact of the write-off of a $4 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations. Because MTI provides for tax on the earnings of domestic subsidiaries not consolidated for tax purposes, the effective rate may vary significantly from period to period.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," issued by the Financial Accounting Standards Board ("FASB") in February 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997. SFAS No. 128 was first effective for the Company for its interim period ended February 26, 1998. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128 are presented on the face of the income statement and in the notes
to the financial statements.   Descriptions of SFAS No. 130 and SFAS No. 131 are
included in the notes to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

  As of May 28, 1998, the Company had cash and liquid investments totaling $708 million, representing a decrease of $280 million during the first nine months of 1998. As of May 28, 1998, approximately $340 million of the Company's consolidated cash and liquid investments was held by MEI. Cash generated by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI.

  The Company's principal sources of liquidity during the first nine months of 1998 were net cash proceeds totaling $236 million from the sale of a 90% interest in MEI's contract manufacturing subsidiary, MCMS, and net cash flow from operations of $125 million. The principal uses of funds in the first nine months of 1998 were $564 million for property, plant and equipment and $132 million for repayments of equipment contracts and debt.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $900 million in 1998 for purchases of equipment and construction and improvement of buildings at the Company's existing facilities. As of May 28, 1998, the Company had entered into contracts extending into 2000 for approximately $500 million for equipment purchases and approximately $25 million for the construction of facilities. Should the Company elect to cancel its outstanding equipment purchase commitments, the Company could be subject to cancellation fees in excess of $200 million. In addition to the pending acquisition of TI's memory operations, the Company continues to evaluate possible acquisitions and strategic alliances.

  Cash flows from operations for the first nine months of 1998 were significantly lower than cash flows from operations for the first nine months of 1997. Cash flows from operations are significantly affected by average selling prices and variable cost per unit for the Company's semiconductor memory products. For the first nine months of 1998, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease costs per megabit, and as a result the Company's cash flows have been significantly and adversely affected. In the event current market conditions continue, the Company does not expect to have sufficient internal sources of liquidity to effect its current operational plan and will need to secure additional financing from external sources. The Company is currently evaluating a number of financing alternatives. The Company has a $1 billion shelf registration statement under which $500 million in convertible subordinated notes were issued in July 1997 and under which the Company may issue from time to time up to an additional $500 million in debt or equity securities. There can be no assurance that external sources of liquidity will be available to fund the Company's ongoing operations.

  MTI has a $500 million revolving credit agreement expiring May 2000. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a minimum fixed charge coverage ratio and a maximum operating loss covenant. As of May 28, 1998, MTI had no borrowings outstanding under the agreement. On June 16, 1998, the Company amended the agreement to collateralize the facility with certain accounts receivable, inventory and equipment at its Boise facility and retroactively modify the maximum operating loss covenant for the third quarter of 1998. There can be no assurance that the Company will be able to meet the terms of the covenants and conditions in the agreement, borrow under the agreement, renegotiate a satisfactory new agreement or replace the existing agreement with a satisfactory replacement.

  MEI has an aggregate of $110 million in revolving credit agreements, including a $100 million unsecured revolving credit facility expiring in June 2001, which contain certain restrictive covenants pertaining to MEI's operations, including a minimum EBITDA covenant, certain minimum financial ratios and limitations on the amount of dividends declared or paid by MEI. As of May 28, 1998, MEI had aggregate borrowings of approximately $6 million outstanding under its credit agreements.

  Pursuant to the terms of the Company's acquisition agreement with TI, upon closing of the transaction the Company will receive $750 million in cash. In addition, the Company and TI have agreed to make cash adjustments to ensure that the working capital of the acquired operations is $150 million (subject to reduction in certain circumstances). As part of the transaction the Company will also issue notes in an aggregate principal amount of $950 million and assume approximately $190 million of indebtedness related to TI's Italian memory operations. If the acquisition is consummated, the Company currently estimates it will spend approximately $1 billion over the next three years, primarily for equipment, to upgrade the acquired facilities. There can be no assurance, however, that the pending transaction with TI will be consummated. See "Certain Factors" and "Pending Acquisition."


PENDING ACQUISITION

  On June 18, 1998, the Company entered into an acquisition agreement with TI, to purchase substantially all of TI's memory operations and assume certain related liabilities. The agreement has been approved by the Boards of Directors of the Company and TI and the closing of the transaction is subject to several conditions and approvals, including satisfactory completion of due diligence and completion of appropriate agreements with various third parties. Under the terms of the agreement, upon closing of the transaction TI will receive approximately 28.9 million shares of MTI common stock, $740 million principal amount of convertible subordinated notes (the "Convertible Notes") and $210 million principal amount of subordinated notes (the "Subordinated Notes"). The Company will also assume approximately $190 million of debt associated with TI's Italian memory operations. In addition to TI's memory assets, upon closing the Company will receive $750 million in cash. Under the terms of the agreement, at closing TI and the Company will enter into a ten year royalty-free patent cross license, that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that the working capital of the acquired operations is $150 million (subject to reduction in certain circumstances) at closing.

  The MTI common stock and Convertible Notes to be issued in the transaction will not be registered under the Securities Act of 1933 and will therefore be subject to certain restrictions on resale. The Company and TI are expected to enter into a Securities Rights and Restrictions Agreement as part of the transaction which will provide TI with certain registration rights and place certain restrictions on TI's voting rights and other activities with respect to MTI shares. TI's registration rights will begin six months after closing of the transaction. The Convertible Notes and the Subordinated Notes to be issued in the transaction will both bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes will be convertible into approximately 12.3 million shares of MTI Common Stock at a conversion price of $60 per share, and will be pari passu in right of payment with the Company's outstanding 7% Convertible Subordinated Notes due July 1, 2004 (the "Existing Notes"). The Subordinated Notes will be subordinated to the Convertible Notes, the Existing Notes and substantially all the Company's other indebtedness.

  The assets to be acquired by the Company in the transaction include: TI's wafer fabrication operations in Avezzano, Italy; assembly/test operations in Singapore; and wafer fabrication facility in Richardson, Texas. TI closed its Richardson memory manufacturing operation in June 1998. The Company expects to offer employment to most of the remaining TI memory employees. Also included in the pending acquisition is TI's interest in two joint ventures: TECH Semiconductor Singapore ("TECH"), owned by TI, Canon, Inc., Hewlett-Packard Company, and the Singapore Economic Development Board; and KTI Semiconductor ("KTI") in Japan owned by

TI and Kobe Steel, Ltd. TI has an approximate 30% interest in Tech and a 25% interest in KTI and has rights to 100% of the production of each joint venture.

  The Company believes that the pending acquisition will enable it to enhance its position as the most cost-effective DRAM manufacturer by leveraging its technology into existing facilities, including the joint ventures. The Company expects the transfer of its product and process technology into the acquired facilities (wholly-owned and joint venture) will take approximately 12 to 18 months from closing of the transaction. Until such time as the Company is able to complete the transfer of its product and process technology into the acquired facilities, it is expected that the per unit costs associated with products manufactured at the acquired facilities will significantly exceed the per unit costs of products manufactured at the Company's Boise facility. As a result, absent a change in current market conditions, it is expected that consummation of the transaction with TI will have a near term adverse impact upon the Company's results of operations and cash flows.

  The transaction is subject to several conditions, including satisfactory completion of due diligence and completion of appropriate agreements with various third parties. In particular, the Company and TI need to obtain the consent of the Italian government as well as each of the partners and bank syndicates to the TECH and KTI joint ventures. The transaction is also subject to customary regulatory approvals (including Hart-Scott-Rodino and European antitrust reviews). If these conditions are met, the transaction is expected to close in the second half of calendar 1998. There can be no assurance, however, that the pending transaction with TI will be consummated. See "Certain Factors."

CERTAIN FACTORS

  In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 28, 1997, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

  The Company has entered into an acquisition agreement with TI to purchase substantially all of TI's memory operations and assume certain related liabilities, but this transaction has not yet been consummated. The transaction is subject to several conditions, including satisfactory completion of due diligence and completion of appropriate agreements with various third parties. In particular, the Company and TI need to obtain the consent of the Italian government as well as each of the partners and bank syndicates to the TECH and KTI joint ventures. The transaction is subject to customary regulatory approvals (including Hart-Scott-Rodino and European antitrust reviews). There can be no assurance that the conditions required to effect the transition will be met and that the transaction will ever be consummated.

  The integration and successful operation of the pending business to be acquired is dependent upon a number of factors, including, but not limited to: the Company's ability to transfer its product and process technology into the acquired facilities in a timely and cost-effective manner; the availability of sufficient funds to upgrade certain equipment at the facilities, particularly should the actual cost exceed the Company's current estimate; the ability of TECH and KTI to restructure each of their existing financing arrangements and secure adequate additional financing to provide equipped facilities capable of utilizing MTI's manufacturing processes; the Company's receipt of adequate assistance, service and support from TI during the transition period following consummation of the transaction; the Company's ability to effectively manage global semiconductor manufacturing operations and distribution channels and expand its sales and marketing programs; the Company's ability to retain key employees of the acquired operations; the Company's success in transitioning the key business relationships from TI's memory operations to the Company; the Company's ability to implement and/or integrate information systems capable of handling the expanded operations, including year 2000 compliance; and the Company's ability to successfully integrate differing management structures, all of which require significant management time and resources. In addition, the long-term successful operation of the pending business to be acquired is dependent upon the market for the Company's semiconductor memory products and the Company's long-term ability to reduce manufacturing costs at a rate commensurate with the decline in average selling prices for such products.

  If consummated, it is expected that the pending acquisition will substantially increase the Company's share of the worldwide DRAM market, and as a result the Company would become even more sensitive to fluctuations in pricing for semiconductor memory products. Many customers prefer multiple sources of supply for semiconductor memory products, therefore the Company may not retain all of TI's semiconductor memory market as some of TI's customers are currently customers of the Company. It may become difficult to increase the Company's customer base to a level required to sell the expected increase in production of semiconductor memory products as a result of the transfer of its product and process technology into the TI semiconductor memory production facilities. If the Company is successful in the transfer of its product and process technology into the acquired production facilities the amount of worldwide semiconductor memory capacity could increase, resulting in further downward pricing pressure on the Company's semiconductor memory products.

  The pending acquisition is expected to have a significant effect on the Company's future results of operations and cash flows, including, but not limited to: a considerable negative impact on gross margin in the near term due in part to significantly higher per unit manufacturing costs at the acquired facilities; costs related to the assimilation of the acquired operations; increased interest expense associated with the Convertible Notes and Subordinated Notes to be issued and the Italian debt to be assumed in the transaction; an increase in capital spending relating to the newly acquired facilities; and the potential for further downward pressure on the average selling prices the Company receives on its semiconductor memory products. The Company will account for the pending acquisition as a purchase, which could result in a write-off related to in-process research and development at the time of closing of the acquisition and the creation of intangible assets that could result in significant future amortization expense.

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary semiconductor memory products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, as evidenced by the 75% decline in average selling prices for the Company's semiconductor memory products for 1997 and the sequential 25%, 26% and 30% declines in average selling prices in the first, second and third quarters of 1998 as compared to the preceding quarters.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. For most of fiscal 1997 the rate at which the Company was able to decrease per unit manufacturing costs exceeded the rate of decline in average selling prices, due mainly to a transition to a higher density product.
However, in the fourth quarter of 1997 and the first nine months of 1998 the Company was unable to decrease per unit manufacturing costs at a rate
commensurate with the decline in average selling prices.   In the event that
average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. The amount of capacity to be placed into production and future yield improvements by the Company and its competitors could dramatically increase worldwide supply of semiconductor memory and increase downward pressure on pricing. Further, the Company has no firm information with which to determine inventory levels of its competitors, or to determine the likelihood that substantial inventory liquidation may occur and cause further downward pressure on pricing.

  In the event that average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company would likely be required to make changes in its operations, including but not limited to, reduction of the amount or changes in the timing of its capital expenditures, renegotiation of existing debt agreements, reduction of production and workforce levels, reduction of research and development, or changes in the products produced.

  Worldwide semiconductor pricing can be and has been influenced by currency fluctuations. In the last twelve months the Korean Won, the New Taiwan Dollar and the Japanese Yen were devalued significantly, dropping approximately 55%, 24% and 21%, respectively, compared to the U.S. dollar. The Company believes the Asian economic crisis, particularly in Korea, has prompted Asian competitors to price DRAM products significantly lower in an attempt to increase exports and realize U.S. dollars to service their near term debts. The Company believes these currency devaluations may have a significant adverse impact on DRAM pricing if the Company's Asian competitors effectively offer products at significantly lower prices as a result of their respective currency devaluations. While the Company cannot predict the overall impact of the Asian currency devaluations, the Company's products may be subject to further downward pricing pressure. If average selling prices for semiconductor memory products continue to decline, the Company's results of operations and cash flow will continue to be adversely affected.

  Approximately 68% of the Company's sales of semiconductor memory products during the third quarter of 1998 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products. In recent periods the PC industry has seen a shift in demand towards sub-$1000 PCs. While the Company cannot predict with any degree of accuracy the future impact on the PC and semiconductor industry of this shift, possible effects include, but are not limited to, further downward pricing pressure on PC systems and further downward pricing pressure on semiconductor memory products.

  The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, MEI's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, MEI's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, critical component availability, seasonal cycles common in the PC industry and the timing of new product introductions by MEI and its competitors. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

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

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's transition to SDRAM products reached approximately 70% of DRAM wafer starts at the end of the third quarter of 1998. The Company's transition from the 16 Meg to the 64 Meg SDRAM as its primary memory product is expected to occur in the fourth quarter of calendar 1998. It is not unusual to encounter difficulties in manufacturing while transitioning to shrink versions of existing products or new generation
products.   Future gross margins will be adversely impacted if the Company is unable to efficiently transition to shrink versions of the 64 Meg SDRAM.

  DRAM manufacturers generally have substantial ongoing capital requirements to maintain or increase manufacturing capacity. Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flows from operations are significantly affected by average selling prices and variable cost per megabit for the Company's semiconductor memory products. For the first nine months of 1998, the rate of decline in average selling prices for semiconductor memory products surpassed the rate at which the Company was able to decrease costs per megabit, and as a result the Company's cash flows have been significantly and adversely affected. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to
generate sufficient cash flows from operations to sustain operations.   The
Company anticipates that it will spend approximately $900 million in fiscal 1998 for purchases of equipment and construction and improvement of buildings at the Company's existing facilities. However, in the event current market conditions continue, the Company does not expect to have sufficient internal sources of liquidity to effect its current operational plan and will need to secure additional financing from external sources. The Company has a $500 million revolving credit agreement, which is available to finance its semiconductor operations. However, the agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a maximum operating losses covenant. On June 16, 1998, the Company amended the agreement to collateralize the facility with certain accounts receivable, inventory and equipment at its Boise facility and modify the maximum operating loss covenant for the third quarter of 1998. There can be no assurance that the Company will be able to meet the terms of the covenants and conditions in the agreement, borrow under the agreement, renegotiate a satisfactory new agreement, or replace the existing agreement with a satisfactory replacement, in which event the Company may not have access to the credit facility. Cash generated by, and credit lines available to, MEI are not anticipated to be available to finance other MTI operations. The Company is currently evaluating a number of financing alternatives. There can be no assurance that external sources of liquidity will be available to fund the Company's ongoing operations or the Company's capacity enhancement program. The failure to obtain financing would hinder the Company's ability to make continued investments in its capacity enhancement program, which could materially adversely affect the Company's business and results of operations.

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of May 28, 1998, the Company had invested approximately $700 million in the Lehi facility. The cost to complete the Lehi facility is estimated to approximate $1.6 billion. Completion of the Lehi production facilities is dependent upon market conditions. Test capacity previously expected to be provided by the Lehi facility in 1998 has been further delayed and the Company does not plan to complete the Lehi facility until market conditions warrant. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital and production facilities. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

  The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly as the Company engages in worldwide operations and adds different product types to its product line, which will require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. In recent periods, the Company has experienced increased recruitment of its existing personnel by other employers. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

  Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

  Exhibit
  Number    Description of Exhibit
  ------    ----------------------
     2.1    Acquisition Agreement dated June 18, 1998 between Micron Technology,
            Inc. and Texas Instruments Incorporated.

    10.110  1994 Stock Option Plan

    10.113  Nonstatutory Stock Option Plan

    10.123 Third Amendment to First Amended and Restated Credit Agreement dated May 28, 1998, among the Company and several financial institutions

    10.124 Fourth Amendment to First Amended and Restated Credit Agreement dated June 16, 1998, among the Company and several financial institutions

    27      Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended May 28, 1998.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              -----------------------
                              (Registrant)



Dated: July 13, 1998          /s/ Wilbur G. Stover, Jr.
                              -------------------------
                              Wilbur G. Stover, Jr., Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)