Form 10-K
period 1998-09-03
MICRON TECHNOLOGY INC
filed 1998-11-02
CIK 723125

================================================================================
                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       SEPTEMBER 3, 1998

                                       OR

[)] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on September 3, 1998, as reported by the New York Stock Exchange, was approximately $4.4 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's common stock on October 23, 1998 was 246,514,854.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for registrant's 1998 Annual Meeting of Shareholders to be held on January 14, 1999, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

  The following discussion may contain trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, the effect of the Acquisition, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events and Certain Factors." All period references are to the Company's fiscal periods ended September 3, 1998, August 28, 1997 or August 29, 1996, unless otherwise indicated.


GENERAL

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company" or "MTI") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. The Company's PC systems business and semiconductor component recovery business ("SpecTek") are operated through Micron Electronics, Inc. ("MEI"), a 64% owned, publicly-traded subsidiary of MTI.

  The Company's semiconductor memory operations focus on the design, development, manufacture and marketing of semiconductor memory components primarily for use in PC systems. The Company's primary semiconductor products are dynamic random access memory ("DRAM") components which are sold and supported through sales offices in North America, Europe, Asia Pacific and Japan.

  The Company's PC systems operations develop, market and manufacture PC systems sold and supported through the direct sales channel. The Company's PC systems include a wide range of memory-intensive, high performance desktop and notebook PC systems and multiprocessor network servers.

  MTI was incorporated in Idaho in 1978 and reincorporated in Delaware in 1984. The Company's executive offices and principal manufacturing operations are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000. MEI's executive offices and principal manufacturing operations are located at 900 East Karcher Road, Nampa, Idaho, 83687-3045 and its telephone number is (208) 898-3434.


RECENT EVENTS

  The following transactions occurred after the Company's 1998 year end and to the extent appropriate are reflected in the following discussions.

  On September 30, 1998, the Company completed its acquisition (the "Acquisition") of substantially all of the semiconductor memory manufacturing operations of Texas Instruments Incorporated ("TI"). The Acquisition was consummated through the issuance of debt and equity securities. TI received approximately 28.9 million shares of MTI common stock, $740 million principal amount of convertible subordinated notes (the "Convertible Notes") and $210 million principal amount of subordinated notes (the "Subordinated Notes"). In addition to TI's memory assets, the Company received $550 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that current assets minus the sum of current and noncurrent assumed liabilities of the acquired operations is $150 million as of September 30, 1998.

  The Company granted certain registration rights to TI for the MTI common stock and Convertible Notes that commence on March 31, 1999. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into approximately 12.3 million shares of MTI common stock at a conversion price of $60 per share. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July 1, 2004, and substantially all of the Company's other indebtedness.

  The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and a wafer fabrication facility in Richardson, Texas. TI closed the Richardson memory manufacturing operation in June 1998. Also included in the Acquisition was TI's interest in two joint ventures and TI's rights to 100% of the output of the joint ventures: TECH Semiconductor Singapore ("TECH"), owned by TI, Canon, Inc., Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett-Packard Company, and EDB Investments Pte. Ltd., which is controlled by the Economic Development Board of the Singapore government; and KTI Semiconductor ("KTI") in Japan owned by TI and Kobe Steel, Ltd. MTI acquired TI's approximate 30% interest in TECH and 25% interest in KTI. The Company filed Form 8-K/A on October 16, 1998, which incorporates historical and pro forma financial information with respect to the Acquisition.

  On October 19, 1998, the Company issued to Intel Corporation ("Intel") approximately 15.8 million stock rights (the "Rights") exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. In addition, the Company granted certain registration rights to Intel that commence on March 31, 1999. Intel also has the right to designate a nominee acceptable to the Company to the Company's Board of Directors.

  In consideration for Intel's investment, the Company has agreed to commit to the development of direct Rambus DRAM ("RDRAM") products, to meet certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae (i) if the Company achieves the production and capital expenditure milestones, or (ii) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of the investment). In addition, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock (or common stock) having a value exceeding $150 million; or (b) a number of additional shares exceeding the number of Rights originally issued.

  On September 11, 1998, the Company completed a stock-for-stock merger with Rendition, Inc. ("Rendition"). Rendition designs, develops and markets high-performance, low-cost, multi-functional graphics accelerators to the personal computer market. The merger was accounted for as a business combination using the pooling-of-interests method. Shareholders of Rendition received approximately 3.7 million shares of the Company's common stock.

PRODUCTS

  The Company's principal product categories are semiconductor memory products (primarily DRAM) and PC systems.

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

  DYNAMIC RANDOM ACCESS MEMORY. A DRAM is a high density, low cost per bit random access memory component which stores digital information in the form of bits and provides high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in most PC systems. Synchronous DRAM ("SDRAM") is a memory component which operates faster than standard DRAM, due in part to the addition of a clock input that synchronizes all operations and allows PC systems to transfer data at faster rates, allowing subsystems to maintain pace with the fastest CPU's and graphics engines.

  The Company's primary product during 1998 was the 16 Meg DRAM, available in multiple configurations, speeds and package types. The Company is in the process of ramping volume production of the 64 Meg DRAM. Bit crossover from the 16 Meg DRAM to the 64 Meg DRAM at the Boise, Idaho, operations occurred in August 1998, and unit crossover is expected in October 1998. DRAM sales represented approximately 43%, 48% and 57% of the Company's total net sales in 1998, 1997 and 1996, respectively. In 1998, SDRAM was the Company's primary DRAM technology and substantially all SDRAM components were designed for PC-100 compatibility. At year end 1998, over 70% of the Company's Boise, Idaho, production volume as measured by wafer starts was 64 Meg SDRAM.

  OTHER SEMICONDUCTOR MEMORY PRODUCTS. Other semiconductor memory products produced by the Company include Static Random Access Memory ("SRAM") devices, Flash ("Flash") memory components and SpecTek component recovery memory products.

  SRAM is a semiconductor device which performs memory functions much the same as DRAM, but does not require memory cells to be electronically refreshed and operates faster than DRAM. The Company focuses on the high-performance, or "Very Fast," sector of SRAMs which are used in applications that require a "buffer" or "cache" of high speed memory between the CPU and main DRAM memory. SRAM sales represented 2%, 1% and 2% of the Company's total net sales in 1998, 1997 and 1996, respectively.

  Flash components are non-volatile semiconductor devices that retain memory content when the power is turned off and are electrically erasable and reprogrammable. Flash devices can be updated with new revisions of code, different user parameters or settings and data collected over time. Flash devices are used in digital cellular phones, networking applications, workstations, servers and PCs. The Company is currently running production of the 2 Meg, 4 Meg and 8 Meg 3.3 Volt and 5 Volt Boot Block Flash. Flash sales represented less than 1% of the Company's semiconductor memory sales in 1998 and 1997.

  The Company's SpecTek memory products operation processes and markets various grades of nonstandard DRAM components under the SpecTek brand name in either component or module forms. Nonstandard memory components are tested and generally graded to their highest level of functionality. Higher grade components meeting industry specifications are available for use in memory modules. Certain reduced specification components may be used in nonstandard memory modules or sold to strategic OEM customers for use in specific applications.

 PERSONAL COMPUTER SYSTEMS

  The Company develops, markets, manufactures, sells and supports a wide range of memory intensive, high performance desktop and notebook PC systems and network servers and sells and supports a variety of additional peripherals, software and services. These systems use Pentium, Pentium Pro and Pentium II microprocessors manufactured by Intel and are assembled to order with differing memory and storage configurations as well as various operating and application software. The Company also offers a variety of other components and peripherals with its PC systems and network servers, including monitors, modems, graphics cards, accelerators, and CD-ROM and DVD drives.

  The Company's current product lines include the Millennia(R) line of PC systems targeted for technology-savvy consumer, business and government users. The ClientPro(R) is a flexible and affordable line of managed PC's designed as a network solution for businesses demanding computing stability and performance. The GoBook(TM) is the Company's line of thin, lightweight notebook products featuring high speed microprocessors and large displays. The Transport Trek(TM) notebook is designed for affordable desktop-like performance for business applications. NetFRAME(R) series workgroup servers provide cost-effective server solutions specifically designed for small to medium sized businesses and for decentralized remote locations and departments. The Company's new mPower(TM) program is a comprehensive PC lifecycle management program to address personal computer obsolescence, upgrading and financing tailored specifically to provide businesses and consumers flexibility and value for their information technology expenditures. Net sales of PC systems, exclusive of sales of MTI semiconductor memory products incorporated in MEI PC systems, represented 48%, 42% and 31% of the Company's total net sales for 1998, 1997 and 1996, respectively.


MANUFACTURING

 SEMICONDUCTOR MEMORY PRODUCTS

  The manufacturing of the Company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques. Manufacturing cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, the yield of acceptable die produced on each wafer and labor productivity. Other contributing factors are wafer size, number of fabrication steps, cost and sophistication of the manufacturing equipment, equipment utilization, process complexity, package type and cleanliness. The Company is engaged in ongoing efforts to enhance its production processes, reduce the die size of existing products and increase capacity utilization.

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

  The Company's semiconductor manufacturing facility in Boise, Idaho, includes two 8 inch-wafer fabs equipped with diffusion tubes, photolithography systems, ion implant equipment, chemical vapor deposition reactors, sputtering systems, plasma and wet etchers, and automated mask inspection systems. The Boise, Idaho, production facility operates in 12-hour shifts, 24 hours per day and 7 days per week to reduce down time during shift changes, and to reduce total fabrication costs by maximizing utilization of fabrication facilities.

  As of September 30, 1998, the Company acquired additional manufacturing operations including a wafer fabrication facility in Avezzano, Italy, an assembly/test facility in Singapore, and interests in the TECH and KTI wafer fabrication joint ventures. The Company expects to transfer its product and process technology into the acquired wafer fabrication facilities over the next 12 to 18 months. To the extent practicable, the Company expects to operate these acquired manufacturing facilities using manufacturing methods similar to those used in its Boise, Idaho, operations. There may be differences, however, attributable to governmental constraints, labor organizations or cultural differences that necessitate variances. There can be no assurance that the Company will successfully integrate these operations or that the product and process technology transfer to such facilities will be successful. The success of these acquired operations is dependent on the Company's ability to achieve high yields and generate high-quality circuits at a low cost. There can be no assurance that the Company will be successful in achieving the same level of manufacturing efficiencies in the acquired facilities as has been achieved in its Boise, Idaho, facilities.

  The acquired wafer fabrication facility in Richardson, Texas, is currently being used by the Company as a design engineering center. Timing of the completion of MTI's semiconductor manufacturing facility in Lehi, Utah, which was suspended in February 1996 as a result of the decline in average selling prices for semiconductor memory products, is dependent upon market conditions.


 PERSONAL COMPUTER SYSTEMS

  The Company's PC system manufacturing process is designed to provide custom-configured PC products to its customers, and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to order based on customer specifications. Parts and components required for each customer order are selected from inventory and are prepared for assembly into a customized PC system. The Company's desktop PC systems are generally assembled in the Company's facilities. The Company's notebook PC systems are designed to include feature sets defined by the Company, are assembled by third party suppliers and tested according to the Company's standards.


AVAILABILITY OF RAW MATERIALS

 SEMICONDUCTOR MEMORY PRODUCTS

  The raw materials utilized by the Company's semiconductor memory manufacturing operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, molding compound and lead frames, may decline due to the increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor memory manufacturing operations. Interruption of any one raw material source could adversely affect the Company's operations.

 PERSONAL COMPUTER SYSTEMS

  The Company relies on third-party suppliers for its PC system components and seeks to identify suppliers able to provide state-of-the-art technology, product quality and prompt delivery at competitive prices. The Company purchases substantially all of its PC components, subassemblies and software from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Although the Company attempts to use standard components, subassemblies and software available from multiple suppliers, certain of its components, subassemblies and software are available only from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. From time to time, the Company has been unable to obtain a sufficient supply of the latest generation Intel microprocessors. Any interruption in the supply of any of the components, subassemblies and software currently obtained from a single source or relatively few sources, or a decrease in the general availability of any other components, subassemblies or software used in the Company's PC systems, could result in production delays and adversely affect the Company's PC systems business and results of operations.


MARKETING AND CUSTOMERS

 SEMICONDUCTOR MEMORY PRODUCTS

  The semiconductor memory industry is characterized by rapid technological change, relatively short product life cycles, frequent product introductions and enhancements, difficult product transitions and volatile market conditions. Historically, the semiconductor industry, and the DRAM market in particular, have been highly cyclical.

  The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. Customers for the Company's semiconductor memory products include major domestic computer manufacturers and others in the computer, telecommunications and office automation industries. The Company markets its semiconductor memory products worldwide through independent sales representatives, distributors and its own direct sales force. The Company maintains semiconductor sales offices in the United States, United Kingdom, Germany, Singapore, Japan and Taiwan. Sales representatives are compensated on a commission basis and obtain orders subject to final acceptance by the Company. The Company makes shipments against these orders directly to the customer. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 11%, 7% and 8% of semiconductor net sales in 1998, 1997 and 1996, respectively.

  Many of the Company's customers require a thorough review or "qualification" of new semiconductor memory products and processes that may take several months. As the Company diversifies its product lines and reduces the die sizes of existing memory products, acceptance of these products and processes is subject to this qualification procedure. There can be no assurance that new products or processes will be qualified for purchase by existing or potential customers.

  Sales to Dell Computer Corporation represented approximately 15% and 11% of the Company's net sales of semiconductor memory products in 1998 and 1997, respectively. Sales to Compaq Computer Corporation represented approximately
11% of the Company's net sales of semiconductor memory products in 1996.   No
other customer individually accounted for 10% or more of the Company's net sales of semiconductor memory products in 1998, 1997 or 1996.

 PERSONAL COMPUTER SYSTEMS

  The Company's direct marketing approach is aimed toward PC users who evaluate products based on performance, price, reliability, service and support. The Company's customers are comprised primarily of consumers and commercial and public entities. The Company markets its PC systems primarily by strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products in certain newspapers and other publications and on its home page on the Internet. The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PC systems through its factory outlet stores located in Idaho and Utah. In addition, the Company sells its PC systems through strategic relationships with third parties having large government procurement contracts.

  By focusing on the direct sales channel, the Company can avoid dealer markups typically experienced in the retail sales channel, limit inventory carrying costs and maintain closer contact with its target markets. Direct sales orders are received primarily via telephone, facsimile, the Company's home page on the Internet and through its direct sales force. The Company's sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. The Company offers its customers a variety of payment alternatives, including commercial trade terms, lease financing, cash on delivery, its own private label credit card and other credit cards. The Company's NetFRAME enterprise servers are sold primarily through the Company's direct sales force and through value added resellers worldwide.


EXPORT SALES

  Export sales totaled approximately $613 million for 1998, including approximately $83 million in export sales of PC systems. Export sales included approximately $275 million in sales to Europe, $179 million in sales to Asia Pacific, $47 million in sales to Canada and $43 million in sales to Japan. Export sales approximated $735 million and $938 million for 1997 and 1996, respectively. The Company believes that export sales will increase as a result of the Acquisition.


BACKLOG

 SEMICONDUCTOR MEMORY PRODUCTS

  Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts and, accordingly, new order volumes for
the Company's semiconductor memory products fluctuate significantly.   Orders
are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons, and because of the possibility of customer changes in delivery schedules or cancellation of orders without significant penalty, the Company does not believe that its backlog of semiconductor memory products as of any particular date is firm or a reliable indicator of actual sales for any succeeding period.

 PERSONAL COMPUTER SYSTEMS

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons and the Company allows the cancellation of unfilled orders without penalty any time prior to shipment. As of September 3, 1998, the Company had unfilled orders for PC systems of approximately $22 million compared to $42 million as of August 28, 1997. The Company anticipates that substantially all of the unfilled orders as of September 3, 1998, other than those subsequently canceled, will be shipped within 30 days. The Company believes that backlog of unfilled orders of PC systems is not indicative of actual sales for any succeeding period.

PRODUCT WARRANTY

 SEMICONDUCTOR MEMORY PRODUCTS

  Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory products are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

 PERSONAL COMPUTER SYSTEMS

  Customers may generally return PC products within 30 days after shipment for a full refund of the purchase price. The Company generally sells desktop and notebook PC systems and servers with the Micron Power(SM) limited warranty, including a five-year limited warranty on the microprocessor and main memory, and a three-year limited warranty covering repair or replacement for defects in workmanship or materials on the remaining hardware,.


COMPETITION

 SEMICONDUCTOR MEMORY PRODUCTS

  The Company's semiconductor memory operations experience intense competition from a number of substantially larger foreign and domestic companies, including Hitachi, Ltd., Hyundai Electronics, Co., Ltd., LG Semicon, NEC Corp., Samsung Semiconductor, Inc., Siemens AG and Toshiba Corporation. Although the Company has captured an increasing percentage of the semiconductor memory market in recent periods and expects to gain additional market share as a result of the Acquisition, it may be at a disadvantage in competing against manufacturers having significantly greater capital resources, manufacturing capacity, engineer and employee bases and portfolios of intellectual property and more diverse product lines. As a result of greater product diversification and resources, the Company's larger competitors may have long-term advantages in research and new product development, and in their ability to withstand current or future downturns in the semiconductor memory market. The Company's competitors are also aggressively seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a dramatic increase in worldwide capacity leading to further downward pressure on product prices.

  Certain of the Company's competitors have announced merger plans. Any such merger or consolidation could put the Company at a further disadvantage with respect to such competitors.


 PERSONAL COMPUTER SYSTEMS

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from increased name recognition and market acceptance of the Company's PC systems, primarily resulting from the receipt by the Company of awards from trade publications recognizing the price and performance characteristics of Micron brand PC systems and the Company's service and support functions. The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces. (See "Certain Factors--Personal Computer Systems--Competition.")


RESEARCH AND DEVELOPMENT

  Rapid technological change and intense price competition place a premium on both new product and new process development efforts. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. Research and development is being performed in strategic areas related to the Company's semiconductor expertise. Total research and development expenditures for the Company were $272 million, $209 million and $192 million in 1998, 1997 and 1996, respectively.

  Research and development expenses relating to the Company's semiconductor memory operations, which constitute substantially all of the Company's research and development expenses, vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are continually devoted to developing leading process technology, which is the primary determinant in the Company's ability to transition to next generation products. Application of current developments in advanced process technology is currently concentrated on shrink versions of the Company's 64 Meg SDRAM and development of the 128 Meg SDRAM and RDRAM, Double Data Rate (DDR) and SyncLink memory products. Other research and development efforts are devoted to the design and development of remote intelligent communications technology ("RIC"), flat panel displays, graphics accelerator products and PC systems.

  In 1998, the Company transitioned a substantial portion of it's Boise, Idaho, semiconductor manufacturing capacity, as measured by wafer starts, to .25 and
 .21 micron (mu) line width processing from .30 (mu) line width processing. The Company anticipates that it will utilize .21 (mu) line width processing for approximately 85% of its Boise, Idaho, wafer starts by the end of calendar 1998. The Company's transition to .18 (mu) line width processing is currently anticipated in calendar 1999. The Company's process technology is expected to progress to tighter geometries as needed for cost effective development of future generation semiconductor products. The operations acquired in the Acquisition currently utilize .30 (mu) line width process technology. The Company anticipates transitioning the acquired operations to .21 (mu) line width processing as the Company transfers its product and process technology to such facilities. These facilities will be transitioned to .18 (mu) line width processing in the future.


PATENTS AND LICENSES

  As of September 3, 1998, the Company owned approximately 2,100 United States patents and 170 foreign patents relating to the use of its products and processes. In addition, the Company has numerous United States and foreign patent applications pending.

  The Company has entered into a number of cross-license agreements with third parties. The agreements typically require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term or the term of the agreement. Royalty and other product and process technology expenses were $170 million, $201 million and $153 million in 1998, 1997 and 1996, respectively. As a result of the expiration of certain license agreements and the execution of the ten-year, royalty-free, life-of-patents, patent cross license with TI, the Company expects product and process technology expenses in 1999 to be significantly lower than in prior years. In the future, it may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors.")

EMPLOYEES

  As of September 3, 1998, the Company had approximately 11,400 full-time employees, including approximately 8,800 in the semiconductor memory manufacturing operations (including the component recovery operations) and 2,400 in the PC systems operations. Employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development and administrative support activities. Many of the Company's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain such employees.

  As a result of the Acquisition, the Company's employee base grew by approximately 3,900 employees, including 1,400 in Avezzano, Italy, 2,300 in Singapore, and 200 in the United States. The Company's Italian employees are represented by labor organizations that have entered into national and local labor contracts with the Company. There can be no assurance the Company will be able to assimilate, retain and attract key personnel in these foreign locations. Because the Company has the right and obligation to purchase 100% of the output of the KTI and TECH joint ventures, the Company is also dependent on the performance of the approximate 770 employees at KTI and approximate 1,000 employees at TECH. There can be no assurance the joint ventures will be able to retain and attract key personnel. The loss of key personnel from these facilities could have an adverse effect on the Company's results of operations.

  The Company gained approximately 100 employees located in California in its merger with Rendition. These employees will focus on the Company's graphics accelerator projects.


ENVIRONMENTAL COMPLIANCE

  Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. The Company believes that its activities conform to present environmental regulations. In June 1998, the Idaho Association of Commerce and Industry gave the Company's semiconductor memory operation its Environmental Excellence Award. The award was created to formally recognize companies that have taken an extra step in environmental protection in Idaho. In 1998, the Company continued to conform to the requirements of ISO 14001 certification including a successful independent surveillance audit. To continue certification, the Company met requirements in environmental policy, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.
While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other compliance requirements. Additionally, the extensive process required to obtain permits for expansion of the Company's facilities may impact how quickly the Company can respond to increases in market demand.

  The Company is continuing to evaluate environmental compliance at the
facilities acquired in the Acquisition.   The Company believes the activities at
the acquired facilities are in substantial compliance with present environmental laws and regulations. There can be no assurance that further evaluation of the facilities, or changes in applicable laws and regulations, will not require the Company to incur substantial expenditures for additional equipment, improved processes or other compliance requirements.

OFFICERS AND DIRECTORS OF THE REGISTRANT

  Officers of the Company are appointed annually by the Board of Directors. Directors of the Company are elected annually by the shareholders of the Company. Any directors appointed by the Board of Directors to fill vacancies on the Board serve until the next election by the shareholders. All officers and directors serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation or removal.

  As of October 23, 1998, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended:

NAME                                   AGE     POSITION
----                                   ---     --------
Steven R. Appleton................     38      Chief Executive Officer, President and Chairman of the
                                               Board of Directors
Donald D. Baldwin.................     38      Vice President of Sales and Marketing
Kipp A. Bedard....................     39      Vice President of Corporate Affairs
Robert M. Donnelly................     59      Vice President of Memory Products
D. Mark Durcan....................     37      Chief Technical Officer and Vice President of Research
                                               & Development
Jay L. Hawkins....................     38      Vice President of Operations
Joel J. Kocher....................     42      Chairman, Chief Executive Officer, President and Chief Operating Officer of Micron
                                               Electronics, Inc.
Roderic W. Lewis..................     43      Vice President of Legal Affairs, General Counsel and
                                               Corporate Secretary
Wilbur G. Stover, Jr..............     45      Chief Financial Officer and Vice President of Finance
James W. Bagley...................     59      Director
Robert A. Lothrop.................     72      Director
Thomas T. Nicholson...............     62      Director
Don J. Simplot....................     63      Director
John R. Simplot...................     89      Director
Gordon C. Smith...................     69      Director
William P. Weber..................     58      Director

  Steven R. Appleton joined MTI in February 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Appleton first became an officer of MTI in August 1989 and has served in various officer positions, including overseeing the Company's semiconductor operations as President, Chief Executive Officer and Director of Micron Semiconductor, Inc. ("MSI"), then a wholly-owned subsidiary of MTI, from July 1992 to November 1994. From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on MTI's Board of Directors. Since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of MTI. Mr. Appleton also serves as a Director of MEI. Mr. Appleton holds a BA in Business Management from Boise State University.

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

  Kipp A. Bedard joined MTI in November 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Bedard first became an officer of MTI in April 1990 and has served in various officer positions, including Vice President, Corporate Affairs of MSI from July 1992 to January 1994. Since January 1994, Mr. Bedard has served as Vice President of Corporate Affairs for MTI. Mr. Bedard holds a BBA in Accounting from Boise State University.

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

  D. Mark Durcan joined MTI in 1984 and has served in various technical positions with the Company and its subsidiaries, including Process Integration Manager from December 1989 until May 1995 and Manager of Process Research and Development from May 1995 until June 1996. Mr. Durcan served as Vice President, Process Research and Development from June 1996 through June 1997, at which time he became Chief Technical Officer and Vice President of Research & Development. Mr. Durcan holds a BS and MS in Chemical Engineering from Rice University.

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

  Joel J. Kocher joined MEI in January 1998. Prior to joining MEI, Mr. Kocher was employed by Dell Computer Corporation from 1987 until September 1994, most recently serving as President of Worldwide Marketing, Sales and Service. In October 1994, Mr. Kocher joined Artistsoft, where he initially served as Executive Vice President and Chief Operating Officer and subsequently served from October 1995 until December 1996 as President, Chief Operating Officer, and Director of Artistsoft. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation. Since January 1998, Mr. Kocher has served as the President and Chief Operating Officer of MEI and since June 1998 has also served as Chairman and Chief Executive Officer of MEI. Mr. Kocher holds a BBA in Marketing from the University of Florida.

  Roderic W. Lewis joined MTI in 1991 and has served in various capacities with the Company and its subsidiaries, including Assistant General Counsel for MTI from August 1993 to April 1995. From April 1995 to July 1996, Mr. Lewis served as Vice President, General Counsel and Corporate Secretary for MEI. Mr. Lewis served as Vice President, General Counsel and Corporate Secretary for MTI from July 1996 until November 1996, at which time he became Vice President of Legal Affairs, General Counsel and Corporate Secretary. Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

  Wilbur G. Stover, Jr. joined MTI in June 1989 and has served in various financial positions with the Company and its subsidiaries, including Vice President, Finance and Chief Financial Officer of MSI from August 1992 to September 1994. Since September 1994, Mr. Stover has served as MTI's Chief Financial Officer and Vice President of Finance. From October 1994 through September 1996, Mr. Stover served on MTI's Board of Directors. Mr. Stover holds a BA in Business Administration from Washington State University.

  James W. Bagley became the Chairman and Chief Executive Officer of Lam Research, Inc. ("Lam") in August 1997, upon consummation of a merger of OnTrak Systems, Inc. ("OnTrak") into Lam. From June 1996 to August 1997, Mr. Bagley served as the Chairman and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, including Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley currently is a director of KLA-Tencor Corporation, Teradyne, Inc. and Kulicke & Soffe Industries, Inc. He has served on MTI's Board of Directors since June 1997. Mr. Bagley holds a BS in Electrical Engineering and MS in Electrical Engineering from Mississippi State University.

  Robert A. Lothrop served as Senior Vice President of the J.R. Simplot Company from January 1986 until his retirement in January 1991. From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of MTI. From July 1992 until November 1994, he served as a Director of MSI. Mr. Lothrop also serves as a Director of MEI. Mr. Lothrop holds a BS in Engineering from the University of Idaho.

  Thomas T. Nicholson has served as Vice President and a director of Honda of Seattle since 1988. Mr. Nicholson has also served since 1982 as President of Mountain View Equipment and since 1962 has been a partner of CCT Land & Cattle. He has served on MTI's Board of Directors since May 1980. Mr. Nicholson holds a BS in Agriculture from the University of Idaho.

  Don J. Simplot served as the President of Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company, from February 1985 until January 1992. Since 1955, Mr. Don J. Simplot has served in various capacities with the J.R. Simplot Company and presently serves as a Corporate Vice President. Since April 1994, he has also served as a member of the Office of the Chairman of the J.R. Simplot Company. He has served on MTI's Board of Directors since February 1982. Mr. Don Simplot is also a Director of AirSensors, Inc.

  John R. Simplot founded and served as the Chairman of the Board of Directors of the J.R. Simplot Company prior to his retirement in April 1994, at which time he was named Chairman Emeritus. He has served on MTI's Board of Directors since May 1980. Mr. Simplot also serves as a Director of MEI.

  Gordon C. Smith has served as President of Wesmar, Inc. since September 1996 and has served as Secretary and Treasurer of SSI Management Corp. since September 1994. Mr. Smith served in various management positions from July 1980 until January 1992 for Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company. From May 1988 until his retirement in March 1994, Mr. Smith served as the President and Chief Executive Officer of the J.R. Simplot Company. From February 1982 until February 1984 and since September 1990, he has served on MTI's Board of Directors. Mr. Smith holds a bachelor's degree in Accounting from Idaho State University.

  William P. Weber served in various capacities with Texas Instruments Incorporated and its subsidiaries from 1962 until April 1998. From December 1986 until December 1993 he served as the President of Texas Instrument's worldwide semiconductor operations and from December 1993 until his retirement in April 1998, he served as Vice Chairman of Texas Instruments Incorporated. He is a member of the board of directors of Kmart Corporation and Unigraphics Solutions, Inc. He has served on MTI's Board of Directors since July 1998. Mr. Weber holds a BS in Engineering from Lamar University and a MS in Engineering from Southern Methodist University.

  There is no family relationship between any director or executive officer of the Company, except between John R. Simplot and Don J. Simplot, who are father and son, respectively.

ITEM 2.  PROPERTIES

  The Company's principal semiconductor manufacturing, engineering, administrative, and support facilities are located on an approximately 830 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.8 million square feet of building space at this primary site. Of the total, approximately 489,000 square feet is production space, 628,000 square feet is facility support space, and 678,000 square feet is office and other space.

  With the acquisition of substantially all of TI's memory operations on September 30, 1998, the Company obtained a number of additional properties including a 587,000 square foot wafer fabrication facility located on 63 acres in Avezzano, Italy, a 519,000 square foot assembly and test facility located on 7 acres in Singapore and a 418,000 square foot wafer fabrication facility located on 36 acres in Richardson, Texas. The Avezzano facility includes 113,000 square feet for production space, 214,000 square feet for facility support space and 260,000 for office and other space. The Singapore assembly and test facility includes 181,000 square feet for production space, 98,000 square feet for facility support space and 241,000 square feet for office and other space. Approximately 50,000 square feet at the Richardson facility is being used for design engineering.

  In 1995, the Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility in Lehi, Utah. Completion of this facility was suspended in February 1996 as a result of the decline in average selling prices for semiconductor memory products. As of September 3, 1998, the Company had incurred construction costs of approximately $700 million to build the existing structure. Market conditions for semiconductor memory products will dictate when the Lehi complex is completed.

  MEI's corporate headquarters, PC manufacturing operation and SpecTek operation are based in a number of MEI-owned or leased facilities aggregating approximately 300,000 square feet located in Nampa, Idaho. Approximately 100,000 square feet of the Nampa facilities are dedicated to PC manufacturing and approximately 40,000 square feet are dedicated to the SpecTek operation.
The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space. In addition, MEI is nearing completion of a new 325,000 square foot facility expected to be in production in the fourth calendar quarter of 1998. The new facility is expected to have approximately 135,000 square feet dedicated to PC manufacturing. MEI leases a 77,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to PC sales, technical support and administrative functions and a 75,000 square foot facility in Meridian, Idaho, dedicated to a PC call center.

  Equipment with a net book value of approximately $284 million was pledged as collateral for outstanding debt and capital leases as of September 3, 1998. Substantially all of the Company's facilities and equipment at the Boise and Lehi sites not otherwise collateralized for outstanding debt and capital leases is pledged as collateral for MTI's $400 million credit agreement.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party in various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's business and results of operations. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors.")


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 MARKET FOR COMMON STOCK

  Micron Technology, Inc.'s common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for the Company's common stock for each quarter of 1998 and 1997, as reported by The Wall Street Journal.

                                                               HIGH             LOW
                                                             -------          -------
1998:
  4th quarter...........................................     $35.250          $20.125
  3rd quarter...........................................      34.938           23.813
  2nd quarter...........................................      38.000           22.000
  1st quarter...........................................      45.312           23.125
1997:
  4th quarter...........................................     $60.063          $38.375
  3rd quarter...........................................      45.250           33.250
  2nd quarter...........................................      39.125           29.000
  1st quarter...........................................      34.750           20.375

HOLDERS OF RECORD

  As of October 23, 1998, there were 6,523 shareholders of record of the Company's common stock.

DIVIDENDS

  The Company did not declare or pay any dividends during 1998 or 1997. The Company declared and paid cash dividends of $0.15 per share during 1996.
Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  1998           1997           1996           1995           1994
                                               --------        -----------------------       -----------------------
                                                           (Amounts in millions, except for per share data)
Net sales...................................    $3,011.9        $3,515.5       $3,653.8       $2,952.7       $1,628.6
Gross margin................................       280.4           976.4        1,455.4        1,624.0          839.2
Operating income (loss).....................      (493.6)          402.4          940.5        1,307.8          625.7
Net income (loss)...........................      (233.7)          332.2          593.5          844.1          400.5
Diluted earnings (loss) per share...........       (1.10)           1.55           2.78           4.00           1.94
Cash dividend declared per share............          --              --           0.15           0.15           0.06
Current assets..............................     1,499.2         1,972.4          964.0        1,274.1          793.2
Property, plant and equipment, net..........     3,030.8         2,761.2        2,708.1        1,385.6          663.5
Total assets................................     4,688.3         4,851.3        3,751.5        2,774.9        1,529.7
Current liabilities.........................       740.3           749.9          664.5          604.8          274.2
Long-term debt..............................       757.3           762.3          314.6          129.4          124.7
Shareholders' equity........................     2,693.0         2,883.1        2,502.0        1,896.2        1,049.3

  Historical per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128. (See "Notes to Consolidated Financial Statements." )

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of OperationsCertain Factors."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion may contain trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, the effect of the Acquisition, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Subsequent Events" and "Certain Factors." All period references are to the Company's fiscal periods ended September 3, 1998, August 28, 1997 or August 29, 1996, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company" or "MTI") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. The Company's PC systems business and semiconductor component recovery business ("SpecTek") are operated through Micron Electronics, Inc. ("MEI"), a 64% owned, publicly-traded subsidiary of MTI.

RECENT EVENTS

  The semiconductor industry in general, and the DRAM market in particular, is experiencing a severe downturn. Per megabit prices declined approximately 60% in 1998 following a 75% decline in 1997 and a 45% decline in 1996. These extreme market conditions, while having an adverse effect on the Company's results of operations, have also resulted in the Company being presented with various strategic opportunities. On September 30, 1998, the Company completed its acquisition (the "Acquisition") of substantially all of the semiconductor memory operations of Texas Instruments, Inc. ("TI"). The Acquisition was effected through the issuance of MTI debt and equity securities. Upon closing, TI received approximately 28.9 million shares of MTI common stock, $740 million principal amount, seven-year, 6.5% notes convertible into an additional approximate 12.3 million shares of MTI common stock (the "Convertible Notes"), and $210 million principal amount, seven year, 6.5% subordinated notes (the "Subordinated Notes"). In addition to TI's memory assets, the Company received approximately $550 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commences on January 1, 1999. In addition, the parties have agreed to make cash adjustments to ensure that current assets minus the sum of current and noncurrent assumed liabilities of the acquired operations is $150 million as of September 30, 1998. In light of the current market conditions in the semiconductor industry, the Acquisition is expected to compound the effects of the downturn on the Company and have a near term adverse effect on the Company's results of operations and cash flows. (See "Subsequent Events - Acquisition" and "Certain Factors.")

  On October 19, 1998, the Company issued to Intel Corporation ("Intel") approximately 15.8 million stock rights (the "Rights") exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company, for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. Intel also has the right to designate a nominee acceptable to the Company to the Company's Board of Directors.

  In consideration for Intel's investment, the Company has agreed to commit to the development of direct Rambus DRAM ("RDRAM") products, to meet certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae (i) if the Company achieves the production and capital expenditure milestones, or (ii) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of the investment). In addition, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock (or common stock) having a value exceeding $150 million; or (b) a number of additional shares exceeding the number of Rights originally issued.

RESULTS OF OPERATIONS

  Net loss for 1998 was $234 million, or $1.10 per share, on net sales of $3,012 million. Net income for 1997 was $332 million, or $1.55 per share, on net sales of $3,516 million. Net income for 1996 was $594 million, or $2.78 per share, on net sales of $3,654 million.

  For 1998, the Company's semiconductor memory operations incurred an operating loss in excess of $350 million on net sales of $1,386 million, primarily due to continued sharp declines in average sales prices for the Company's semiconductor memory products.

  Results of operation for 1998 included an aggregate pretax gain of $157 million (approximately $38 million or $0.18 per share after taxes and minority interests) on MEI's sale of a 90% interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. ("MCMS"), in February 1998 for cash proceeds of $249 million. Results of operations for 1997 included a pretax gain of $190 million (approximately $94 million or $0.44 per share after taxes) on the sale of a portion of the Company's holdings in MEI common stock, which decreased the Company's ownership in MEI from approximately 79% to approximately 64%.

NET SALES
                                                  1998                         1997                         1996
                                         ----------------------        ----------------------         --------------------
                                                                        (DOLLARS IN MILLIONS)
Semiconductor memory products..........      $1,386.2        46%           $1,738.1       49%          $2,210.0         60%
PC Systems.............................       1,459.8        48%            1,463.5       42%           1,128.3         31%
Other..................................         165.9         6%              313.9        9%             315.5          9%
                                             --------       ---            --------      ---           --------        ---
  Total net sales                            $3,011.9       100%           $3,515.5      100%          $3,653.8        100%
                                             ========                      ========                    ========

  Net sales reported under "Semiconductor memory products" include sales of MTI semiconductor memory products incorporated in MEI PC systems and other products, which amounted to $37 million, $87 million and $184 million in 1998, 1997 and 1996, respectively. "Other" net sales for 1998 include revenue of approximately $124 million from MCMS, which was sold in February 1998. (See "Subsequent Events Acquisition" for a discussion of the Acquisition as it relates to net sales of the Company's semiconductor memory products.)

  Total net sales in 1998 decreased by 14% compared to 1997, principally due to an approximate 60% decline in average selling prices of semiconductor memory products for the year, offset by increased volumes of semiconductor memory products sold and increased unit sales of PC systems. Total megabits of semiconductor memory shipped in 1998 increased by approximately 110% over 1997 levels. This increase was principally a result of shifts in the Company's mix of semiconductor memory products to a higher average density, transitions to successive reduced die size ("shrink") versions of existing products and improved manufacturing yields on existing products.

  The Company's 16 Meg DRAM comprised approximately 74% and 80%, respectively, of net sales of semiconductor memory in 1998 and 1997. The Company's principal semiconductor memory product in 1996 was the 4 Meg DRAM, which comprised approximately 87% of net sales of semiconductor memory. The Company transitioned from the 16 Meg to the 64 Meg DRAM as its primary memory product in the fourth quarter of 1998.

The Company also transitioned from EDO to Synchronous DRAM ("SDRAM") in the third quarter of 1998. Approximately 46% of the Company's DRAM revenue was attributable to SDRAM products for 1998.

  Net sales of PC systems in 1998 were flat compared to 1997 primarily due to a 11% decrease in average selling prices for the Company's PC systems offset by an increase in unit sales and a higher level of non-system revenue. The decline in average selling prices was primarily attributable to a 12% decrease in the selling prices for the Company's desktop PC systems and a 24% decline in selling prices for notebook systems. Lower prices were largely the result of industry price competitiveness, particularly for notebook products, and to the Company's efforts to price its products more in line with its competition. Unit sales were 5% higher in 1998 compared to 1997 due primarily to a 49% increase in unit sales of the Company's notebook products.

  Net sales in 1997 decreased by 4% compared to 1996, principally due to an approximate 75% decline in average selling prices of semiconductor memory products for the year, offset by increased volumes of semiconductor memory products sold and increased unit sales of PC systems. Total megabits shipped in 1997 increased by more than 200% over 1996 levels. This increase was principally a result of the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to shrink versions of existing memory products, enhanced yields on existing memory products, the conversion of all of the Company's fabs to 8-inch wafer processing at the end of 1996 and an increase in total wafer outs. Unit sales of PC systems increased by 37% in 1997 compared to 1996, while average selling prices for PC systems declined. Higher unit sales were largely attributed to significantly higher government and corporate sales.


 GROSS MARGIN

                                                   1998         % Change          1997          % Change          1996
                                               ------------                  --------------                  --------------
                                                                          (DOLLARS IN MILLIONS)
Gross margin.................................     $280.4        (71.3)%         $976.3           (32.9)%       $1,455.4
as a % of net sales..........................        9.3%                         27.8%                           39.8%

  (See "Subsequent Events Acquisition" for a discussion of the Acquisition as it relates to gross margin on the Company's semiconductor memory products.)

  The Company's gross margin percentage was significantly lower for 1998 compared to 1997. This decline in gross margin percentage was principally the result of lower gross margin percentages on sales of the Company's semiconductor memory products resulting principally from a continued severe decline in average sales prices.

  The Company's gross margin percentage on sales of semiconductor memory products for 1998 was 5% compared to 39% and 56% in 1997 and 1996, respectively. The decrease in gross margin percentage on sales of semiconductor memory products for the periods presented was primarily the result of the continuing sharp decline in average selling prices of 60% in 1998 and 75% in 1997, partially offset by a decline in per megabit manufacturing costs in each period. Decreases in the Company's manufacturing costs per megabit in each period were achieved principally through increases in production. These increases in production resulted principally from shifts in the Company's mix of semiconductor memory products to a higher average density, transitions to successive shrink versions of existing products and improved manufacturing yields on existing products.

  The gross margin percentage for the Company's PC operations for 1998 was 12%, compared to 17% and 15% in 1997 and 1996, respectively. The gross margin percentage for sales of the Company's PC systems decreased in 1998 compared to 1997 primarily as a result of significantly lower margins realized on sales of the Company's notebook systems as a result of intense price pressure on these products during the year and due to losses realized from disposition of PC component inventories. The Company's gross margin in 1998 was favorably affected, however, by an adjustment made in the fourth quarter of $12 million related to revisions of estimates for certain contingencies for product and process technology costs.

  The decrease in gross margin percentage for 1997 compared to 1996 was principally a result of lower average selling prices for semiconductor memory products and higher net sales of PC systems as a percentage of total net sales. The lower gross margin percentage on sales of semiconductor memory products in 1997 was principally due to sharp declines in average selling prices for such products as compared to more gradual decreases in per megabit manufacturing costs. Decreases in the Company's manufacturing costs per megabit were achieved through the transition to the 16 Meg DRAM as the Company's principal memory product, ongoing transitions to successive shrink versions of existing memory products, enhanced yields on existing memory products, the conversion of all of the Company's fabs to 8-inch wafer processing at the end of 1996 and an increase in total wafer outs. The effect on the Company's gross margin from the decrease in semiconductor gross margin was compounded by higher net sales of PC systems as a percentage of net sales, as sales of PC systems generally had a lower gross margin percentage than sales of the Company's semiconductor memory products in 1997 and 1996.

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

 SELLING, GENERAL AND ADMINISTRATIVE

                                                    1998          % Change          1997          % Change          1996
                                               --------------                  --------------                  --------------
                                                                           (DOLLARS IN MILLIONS)
   Selling, general and administrative..........    $467.9          26.2%          $370.9           21.5%          $305.3
as a % of net sales..........................         15.5%                          10.6%                            8.4%

  (See "Subsequent Events Acquisition" for a discussion of the Acquisition as it relates to selling, general and administrative expense.)

  Selling, general and administrative expenses were higher in 1998 as compared to 1997 and in 1997 as compared to 1996 primarily due to increased expenses associated with the Company's PC operations. The higher level of selling, general and administrative expenses for the Company's PC operations is principally due to higher levels of personnel, advertising and technical and professional fees associated with information technology consulting services. The higher selling, general and administrative expenses for 1998 were partially offset by a lower level of performance based compensation than in 1997. During the fourth quarter of 1996, the Company charged operations with a $9 million accrual relating to revisions of estimates for selling costs associated with sales of PC systems.

 RESEARCH AND DEVELOPMENT

                                                    1998          % Change          1997          % Change          1996
                                               --------------                  --------------                  --------------
                                                                           (DOLLARS IN MILLIONS)
Research and development.....................         $271.8            30.1%         $208.9             8.9%         $191.9
as a % of net sales..........................            9.0%                            5.9%                            5.3%

  (See "Subsequent Events Acquisition" for a discussion of the Acquisition as it relates to research and development.)

  Research and development expenses relating to the Company's semiconductor memory operations, which constitute substantially all of the Company's research and development expenses, vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on shrink versions of the Company's 64 Meg SDRAM and development of the Company's 128 Meg SDRAM and RDRAM, Double Data Rate ("DDR"), SyncLink, Flash and SRAM memory products. The Company transitioned from the 16 Meg to the 64 Meg DRAM as its primary memory product in the fourth quarter of 1998 and transitioned from EDO to SDRAM in the third quarter of 1998. Other research and development efforts are devoted to the design and development of RIC, flat panel displays, graphics accelerator products and PC systems.

  The Company substantially completed its transition from .30 (mu) to .25 (mu) in the fourth quarter of 1998 and expects to transition from .25 (mu) to .21
(mu) in calendar 1998 and transition to .18 (mu) in calendar 1999. The Company's process technology is expected to progress to tighter geometries in the next few years as needed for the development of future generation semiconductor products.


 OTHER OPERATING EXPENSE (INCOME)

  Other operating expense for 1998 includes charges associated with PC operations of $11 million resulting from employee termination benefits and consolidation of domestic and international operations and $5 million from the write-off of software development costs. Other operating expense reflects a net pre-tax loss of $14 million and $3 million, and a net pre-tax gain of $15 million from the write-down and disposal of semiconductor manufacturing operations equipment in 1998, 1997 and 1996, respectively.


 GAIN ON SALE OF INVESTMENTS AND SUBSIDIARY STOCK

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200 million and MEI sold 3 million newly issued shares for net proceeds of $48 million, resulting in a consolidated pre-tax gain of $190 million. The sales reduced the Company's ownership of the outstanding MEI common stock from approximately 79% to approximately 64%. The Company also recorded pre-tax gains totaling $22 million for 1997 relating to sales of investments. Diluted earnings per share for 1997 benefited by $0.50 from these gain transactions.


 RESTRUCTURING CHARGE

  Results of operations for 1996 were adversely affected by a $30 million pre-tax restructuring charge resulting from the decisions by its then approximately 79% owned subsidiary, MEI, to discontinue sales of ZEOS brand PC systems and to close the related PC manufacturing operations in Minneapolis, Minnesota. The restructuring charge reduced 1996 earnings per share by $0.09.


 INCOME TAX PROVISION (BENEFIT)

                                                    1998          % CHANGE         1997          % Change         1996
                                               --------------  --------------  -------------  --------------  -------------
                                                                          (DOLLARS IN MILLIONS)
Income tax provision.........................     $(118.8)           (144.4)%         $267.3         (25.1)%         $357.0

  The effective tax rate for 1998, 1997 and 1996 was 35%, 43% and 37%, respectively. The effective tax rate primarily reflects (i) the statutory corporate income tax rate and the net effect of state taxation; (ii) the effect of taxes on the parent of the earnings or loss by domestic subsidiaries not consolidated with the Company for federal income tax purposes; and (iii) in 1998, the impact of a $4 million valuation allowance recorded for a deferred tax asset relating to MEI's consolidation of its NetFRAME enterprise server operations. The relatively higher effective tax rate in 1997 was principally due to the provision for income taxes by the Company on earnings of its domestic subsidiaries, and the gain on the sale of MEI common stock by the Company and the issuance of common stock by MEI in 1997. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

 RECENTLY ISSUED ACCOUNTING STANDARDS

  Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", issued by the Financial Accounting Standards Board ("FASB") in February 1997, SFAS No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", issued by the FASB in June 1997, Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the AICPA in March 1998 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

  SFAS No. 128 was first effective for the Company for its interim period ended February 26, 1998. Basic and diluted earnings per share pursuant to the requirements of SFAS No. 128 are presented on the face of the income statement and in the notes to the financial statements. Descriptions of SFAS No. 130, SFAS No. 131, SOP 98-1, and SFAS No. 133 are included in the notes to the
financial statements.   SFAS No. 130 will require the Company to provide
additional disclosures in the first quarter of 1999 and SFAS No. 131 will require the Company to provide additional disclosures for its year end 1999.
The Company is currently evaluating the impact of SOP 98-1, required by year end 2000 and SFAS No. 133, which is required for the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

  As of September 3, 1998, the Company had cash and liquid investments totaling $649 million, representing a decrease of $338 million during 1998. As of September 3, 1998, approximately $358 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI's semiconductor memory operations.

  Upon closing of the Acquisition on September 30, 1998, the Company received $550 million. In addition, the Company and TI have agreed to make cash adjustments to ensure that current assets minus the sum of current and noncurrent assumed liabilities of the acquired operations is $150 million. As part of the transaction, the Company also issued notes in an aggregate principal amount of $950 million. The Company currently estimates it will spend approximately $850 million over the next three years, primarily for equipment, to upgrade the acquired facilities. In addition, it is expected that in the near-term, per unit costs associated with products manufactured at the acquired facilities will significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho, facility. As a result, it is expected that the Acquisition will have an adverse impact upon the Company's results of operations and cash flows in the near term. (See "Subsequent Events Acquisition" and "Certain Factors.")

  On October 19, 1998, the Company issued to Intel approximately 15.8 million stock rights ("the Rights") exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or common stock of the Company for a purchase price of $500 million. The proceeds from this investment are expected to be used for the development of next generation products, including RDRAM, and certain capital expenditures related to this effort. (See "Subsequent Events Equity Investment.")

  The Company's principal sources of liquidity during 1998 were net cash proceeds totaling $236 million from the sale of a 90% interest in MEI's contract manufacturing subsidiary, MCMS, net cash flow from operations of $189 million and proceeds of $103 million from the issuance of long-term debt. The principal uses of funds in 1998 were $707 million for property, plant and equipment and $189 million for repayments of equipment contracts and long-term debt.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. As of September 3, 1998, the Company had entered into contracts extending into the year 2000 for approximately $335 million for equipment purchases and approximately $12 million for the construction of facilities. The Company estimates it will spend approximately $900 million in the next fiscal year for purchases of equipment and construction and improvement of buildings at the Company's facilities, including the facilities obtained in the Acquisition.

  Cash flows from operations for 1998 were significantly lower than cash flows from operations for 1997. Cash flows from operations are significantly affected by average selling prices and variable cost per unit for the Company's semiconductor memory products. For 1998, average selling prices for semiconductor memory products declined at a rate faster than that which the Company was able to decrease costs per megabit, and as a result, the Company's cash flows have been significantly and adversely affected. The Company has a $1 billion shelf registration statement under which $500 million in convertible subordinated notes were issued in July 1997 and under which the Company may issue from time to time up to an additional $500 million in debt or equity securities.

  The Company has an aggregate of $511 million in revolving credit agreements, including a $400 million agreement expiring in May 2000 which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. As of September 3, 1998, the Company was in compliance with all covenants under the facilities and had borrowings totaling approximately $8 million outstanding under the agreements. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions in the agreements, borrow under the agreements, renegotiate satisfactory new agreements or replace the existing agreements with satisfactory replacements.


SUBSEQUENT EVENTS

ACQUISITION

  On September 30, 1998, the Company completed its acquisition of substantially all of TI's memory operations. The Acquisition was consummated through the issuance of debt and equity securities. TI received approximately 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's memory assets, the Company received $550 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that current assets minus the sum of current and noncurrent assumed liabilities of the acquired operations is $150 million as of September 30, 1998.

  The MTI common stock and Convertible Notes issued in the transaction have not been registered under the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of MTI common stock. TI's registration rights begin on March 31, 1999. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into approximately 12.3 million shares of MTI common stock at a conversion price of approximately $60 per share. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July 1, 2004, and substantially all of the Company's other indebtedness.

  The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and a wafer fabrication facility in Richardson, Texas. TI closed the Richardson memory manufacturing operation in June 1998. Also included in the Acquisition was TI's interest in two joint ventures and TI's rights to 100% of the output of the joint ventures: TECH Semiconductor Singapore ("TECH"), owned by TI, Canon, Inc., Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett Packard Company, and EDB Investments Pte. Ltd., which is controlled by the Economic Development Board of the Singapore government; and KTI Semiconductor ("KTI") in Japan owned by TI and Kobe Steel, Ltd. MTI acquired an approximate 30% interest in TECH and a 25% interest in KTI. The Company filed Form 8-K/A on October 16, 1998, which incorporates historical and pro forma financial information with respect to the Acquisition.

  Although the Company believes the Acquisition further leverages its technology, the Company anticipates that the Acquisition will have a near term adverse impact upon the Company's results of operations and cash flows. The

Company expects to transfer its product and process technology into the acquired facilities (primarily the wholly-owned fabrication facilities in Avezzano, Italy and the joint-venture facilities, KTI and TECH) over the next 12 to 18 months. Output of the Company's semiconductor memory products will increase directly as a result of the manufacturing capacity obtained in the Acquisition and should increase further as a result of the transfer of the Company's product and process technology in the acquired facilities. Until the Company is able to complete the transfer of its product and process technology into the acquired facilities, the Company expects that the per unit costs associated with products manufactured at the acquired facilities will significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho facility, resulting in a near-term adverse impact on the Company's gross margin percentage. The ten-year, royalty-free, life-of-patents, patent cross license entered into with TI will result in a significant reduction in the Company's royalty expenses beginning January 1, 1999.

  Annual selling, general and administrative expense is expected to increase by approximately $30 million in future periods as a result of the Acquisition. The increased selling, general and administrative expense associated with the acquired operation is primarily for information technology services and systems. Research and development efforts will continue to be coordinated from Boise, Idaho. Annual research and development expense is expected to increase by approximately $50 million as a result of the Acquisition. The increase in research and development expense will be related primarily to the Company's efforts to broaden its range of DRAM product offerings necessitated by the expected increase in the Company's market share. Net interest expense is expected to increase as a result of the Convertible Notes and Subordinated Notes issued in the Acquisition. The Company currently estimates it will spend approximately $850 million over the next three years, primarily for equipment, to upgrade the wholly-owned facilities acquired in the Acquisition.

  Pursuant to the Acquisition, the Company acquired the right and obligation to purchase 100% of the production output of TECH and KTI. Under the terms of the joint venture agreements, assembled and tested components are purchased at a discount from the Company's worldwide average sales prices. These discounts are currently higher than gross margins realized by the Company in recent periods on similar products manufactured in the Company's wholly-owned facilities, but are lower than gross margins historically realized in periods of relatively constrained supply. At any future reporting period, gross margins for semiconductor memory products resulting from the Company's right to purchase joint venture products may positively or negatively impact gross margins depending on the then existing relationship of average selling prices to the Company's cost per unit sold for product manufactured in its wholly-owned facilities.


EQUITY INVESTMENT

  On October 19, 1998, the Company issued to Intel approximately 15.8 million stock rights exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. The MTI common stock issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel's registration rights begin on March 31, 1999. Intel also has the right to designate a nominee acceptable to the Company to the Company's Board of Directors.

  In consideration for Intel's investment, the Company has agreed to commit to the development of RDRAM and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae (i) if the Company achieves the production and capital expenditure milestones, or (ii) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of investment). In addition, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock or common stock having a value exceeding $150 million, or (b) a number of additional Rights exceeding the number of shares originally issued.


MERGER

  On September 11, 1998, the Company completed a stock-for-stock merger with Rendition, Inc. ("Rendition"). Rendition designs, develops and markets high-performance, low-cost, multi-functional graphics accelerators to the personal computer market. The merger was accounted for as a business combination using the pooling-of-interests method. Shareholders of Rendition received approximately 3.7 million shares of the Company's common stock.


YEAR 2000

  Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as the result of system failures and business process interruption.
The following Year 2000 discussion does not incorporate Year 2000 issues as they relate to the Acquisition. (See "Subsequent Events - Acquisition" and "Certain Factors.")

  The Company has been addressing the Year 2000 computer issue with a plan that began in early 1996. To manage its Year 2000 program, the Company has divided its efforts into the primary program areas of: (i) information technology ("IT"), which includes computer and network hardware, operating systems, purchased development tools, third-party and internally developed software, files and databases, end-user extracts and electronic interfaces; (ii) manufacturing equipment; and (iii) external dependencies, which include relationships with suppliers and customers.

  The Company is following four general steps for each of these program areas:
"Ownership," wherein each department manager is responsible for assigning ownership for the various Year 2000 issues to be tested; "Identification" of systems and equipment and the collection of Year 2000 data in a centralized place to track results of compliance testing and subsequent remediation; "Compliance Testing," which includes the determination of the specific test routine to be performed on the software or equipment and determination of year 2000 compliance for the item being tested; and "Remediation," which involves implementation of corrective action, verification of successful implementation, finalization of, and, if need be, execution of, contingency plans.

  As of September 3, 1998, the Ownership and Identification steps were essentially complete for all three program areas: IT, manufacturing equipment and external dependencies. The Compliance Testing and Remediation steps are substantially complete for the IT area. At present, a large portion of the Company's manufacturing equipment has yet to be subjected to Compliance Testing. The majority of the equipment so tested has either tested Year 2000 compliant or had minor failures, the nature of which was inconsequential to the continued operation of the equipment. Compliance Testing on the balance of the Company's equipment set in Boise, Idaho, will be completed by mid-1999. The Company is currently in the process of assessing embedded technology associated with its PC systems manufacturing equipment and expects the evaluation to be complete in the fourth quarter of calendar 1998. The Company is currently working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. Year 2000 readiness of significant customers is also being assessed but is in very early stages. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is expected to be complete by mid-1999.

  The cost of addressing the Company's Year 2000 issues is expected to be immaterial. The Company is executing its Year 2000 readiness plan solely through its employees. Year 2000 Compliance Testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

  With respect to Remediation, the Company has commenced work on various types of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. Internally, each software and hardware system has been assigned to on-call personnel who are responsible for bringing the system back on line in the event of a failure. Externally, the Company's Year 2000 plan includes identification of alternate sources for providers of goods and services. The Company expects its contingency plans to be complete by mid-1999.


CERTAIN FACTORS

  In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, including in recent periods.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The semiconductor industry in general, and the DRAM market in particular, is experiencing a severe downturn. Per megabit prices declined approximately 60% in 1998 following a 75% decline in 1997 and a 45% decline in 1996. In the event that average selling prices continue to decline at a faster rate than that at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Future consolidation by competitors in the semiconductor memory industry may place the Company at a disadvantage in competing with competitors that have greater capital resources. Competitors are also aggressively seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a dramatic increase in worldwide capacity leading to further downward pressure on prices.

  Approximately 70% of the Company's sales of semiconductor memory products during 1998 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

  On September 30, 1998, the Company acquired substantially all of TI's memory operations. The integration and successful operation of the acquired operations is dependent upon a number of factors, including, but not limited to, the Company's ability to transfer its product and process technology in a timely and cost-effective manner into the wholly-owned acquired fabrication facilities in Avezzano, Italy and joint venture facilities in Japan (KTI) and

Singapore (TECH). The Company expects the transfer of its product and process technology into these fabrication facilities to take approximately 12 to 18 months; however, there can be no assurance that the Company will be able to meet this timeline. Until such time as the Company is able to complete the transfer of its product and process technology into the acquired fabrication facilities, it is expected that the per unit costs associated with the products manufactured at the acquired fabrication facilities will exceed significantly the per unit costs of products manufactured at the Company's Boise, Idaho, facility. As a result, it is expected that the transaction with TI will have a near term adverse effect on the Company's results of operations and cash flows.

  The Acquisition is expected to have a significant effect on the Company's future results of operations and cash flows, including, but not limited to: a considerable negative impact on gross margin in the near term due in part to significantly higher per unit manufacturing costs at the acquired facilities; costs related to the assimilation of the acquired operations; increased research and development expense associated with the Company's efforts to broaden its range of DRAM product offerings; increased interest expense associated with the Convertible Notes and Subordinated Notes to be issued in the transaction; increased capital spending relating to the wholly-owned acquired facilities in Avezzano, Italy and Singapore; and the potential for further downward pressure on the average selling prices the Company receives on its semiconductor memory products.

  The Company has limited experience in integrating or operating geographically dispersed manufacturing facilities. It is expected that the integration and operation of the acquired facilities will place significant strains on the Company's management and information systems resources. Failure by the Company to effectively manage the integration of the acquired facilities could have a material adverse effect on the Company's results of operations.

  As a result of the Acquisition, the Company has substantially increased its share of the worldwide DRAM market and its production capacity, and as a result, the Company's results of operations are further subject to fluctuations in pricing for semiconductor memory products. In addition, if the Company is successful in the transfer of its product and process technology into the acquired facilities, the amount of worldwide semiconductor memory capacity could increase, resulting in further downward pricing pressure on the Company's semiconductor memory products.

  In connection with the Acquisition, the Company and TI entered into a transition services agreement requiring TI to provide certain services and support to the Company for specified periods following the Acquisition. TI is to provide information technology, finance and accounting, human resources, equipment maintenance, facilities and purchasing services under the services agreement. The successful integration and operation of the acquired facilities is partially dependent upon the successful provision of services by TI under the services agreement. There can be no assurance that the services and support called for under the services agreement will be provided in a manner sufficient to meet anticipated requirements. The failure to obtain sufficient services and support could impair the Company's ability to successfully integrate the acquired facilities and could have a material adverse affect on the Company's results of operations.

  For a period of approximately 18 months, the Company will rely in part on TI computer networks and information technology services with respect to certain of its acquired facilities. During this period and beyond, the Company will also be utilizing software obtained or licensed from TI to conduct specific portions of business operations. Dependency upon TI systems will span calendar years 1999 and 2000, during which period Year 2000 issues may arise. The Company is evaluating Year 2000 preparations associated with information technology services provided by TI and with the operations acquired in the Acquisition.
The Company is in the process of developing Year 2000 contingency plans for the acquired operations. If unforeseen difficulties are encountered in ending the Company's reliance upon TI's software, hardware or services or in segregating the companies' information technology operations or with Year 2000 issues, the Company's results of operations could be materially adversely affected.

  International sales comprised 20% of the Company's net sales in 1998, and the Company expects international sales to increase in 1999 as a result of the Acquisition. In addition, the Company will significantly expand its international operations as a result of the Acquisition. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, export duties, changes to import and export regulations, possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had an adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future, particularly arising from the Acquisition.

  Pursuant to the Acquisition, the Company acquired the right and obligation to purchase 100% of the production output of the TECH joint venture in Singapore and the KTI joint venture in Japan. Under the terms of the joint venture agreements, assembled and tested components are purchased at a discount from the Company's worldwide average sales prices. These discounts are currently higher than gross margins realized by the Company in recent periods on similar products manufactured in the Company's wholly-owned facilities, but are lower than gross margins historically realized in periods of relatively constrained supply. At any future reporting period, gross margins for semiconductor memory products resulting from the Company's right to purchase joint venture products may positively or negatively impact gross margins depending on the then existing relationship of average selling prices to the Company's cost per unit sold for product manufactured in its wholly-owned facilities.

  The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, the Company's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, the Company's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by the Company and its competitors and global market and economic conditions. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

  The Company is engaged in ongoing efforts to enhance its production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has led to a significant increase in megabit production over recent periods. There can be no assurance that the Company will be able to maintain or approximate increases in megabit production at a level approaching that experienced in 1998 at the Company's Boise, Idaho, facilities or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies at its Boise, Idaho, facility and the facilities acquired in the Acquisition. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes. The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance.

  Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available or anticipated to be available to finance the Company's semiconductor operations. The Company has an aggregate of $511 million in revolving credit agreements, including a $400 million agreement expiring in May 2000, which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing would hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of September 3, 1998, the Company had invested approximately $700 million in the Lehi facility. Timing of completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative
uses of capital.   There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which, if required, could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

  The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly as the Company engages in worldwide operations and adds different product types to its product line, which will require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. The Company has experienced, and expects to continue to experience, increased recruitment of its existing personnel by other employers. The Company's ability to retain key personnel in the facilities acquired will be a critical factor in the Company's ability to successfully integrate the acquired operations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                --------
Consolidated Financial Statements as of September 3, 1998 and August 28, 1997 and for fiscal years ended September 3, 1998, August 28, 1997 and August 29, 1996:

        Consolidated Statements of Operations................................................................      30

        Consolidated Balance Sheets..........................................................................      31

        Consolidated Statements of Shareholders' Equity......................................................      32

        Consolidated Statements of Cash Flows................................................................      33

        Notes to Consolidated Financial Statements...........................................................      34

        Report of Independent Accountants....................................................................      51

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended September 3, 1998, August
        28, 1997 and August 26, 1996..........................................................................      57

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN MILLIONS, EXCEPT FOR EARNINGS PER SHARE DATA)

                                                                               FISCAL YEAR ENDED
                                                           ----------------------------------------------------------
                                                             SEPTEMBER 3,         AUGUST 28,          AUGUST 29,
                                                                 1998                1997                1996
                                                           -----------------   ------------------  ------------------
Net sales................................................     $3,011.9            $3,515.5            $3,653.8
Costs and expenses:
  Cost of goods sold.....................................      2,731.5             2,539.2             2,198.4
  Selling, general and administrative....................        467.9               370.9               305.3
  Research and development...............................        271.8               208.9               191.9
  Restructuring charge...................................           --                  --                29.6
  Other operating expense (income), net..................         34.3                (5.9)              (11.9)
                                                              --------            --------            --------
     Total costs and expenses............................      3,505.5             3,113.1             2,713.3
                                                              --------            --------            --------

Operating income (loss)..................................       (493.6)              402.4               940.5
Gain on sale of investments and subsidiary stock, net            157.0               186.7                 4.7
Gain (loss) on issuance of subsidiary stock, net.........          1.3                29.1                (0.6)
Interest income, net.....................................          0.1                 0.9                14.3
                                                              --------            --------            --------
Income (loss) before income taxes and minority interests.       (335.2)              619.1               958.9

Income tax benefit (provision)...........................        118.8              (267.3)             (357.0)
Minority interests in net income.........................        (17.3)              (19.6)               (8.4)
                                                              --------            --------            --------
Net income (loss)........................................     $ (233.7)           $  332.2            $  593.5
                                                              ========            ========            ========

Earnings (loss) per share:
  Basic..................................................     $  (1.10)           $   1.58            $   2.86
  Diluted................................................        (1.10)               1.55                2.78
Number of shares used in per share calculation:
  Basic..................................................        212.2               210.0               207.7
  Diluted................................................        212.2               214.3               213.1

    The accompanying notes are an integral part of the financial statements.

                    [THIS PAGE INTENTIONALLY LEFT BLANK]

                            MICRON TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT FOR PAR VALUE DATA)

                                                                                             AS OF
                                                                                ----------------------------
                                                                                SEPTEMBER 3,      AUGUST 28,
                                                                                    1998             1997
                                                                                ------------     -----------
                                     ASSETS

Cash and equivalents............................................................    $  558.6        $  619.5
Liquid investments..............................................................        90.8           368.2
Receivables.....................................................................       489.5           458.9
Inventories.....................................................................       291.1           454.2
Prepaid expenses................................................................         7.5             9.4
Deferred income taxes...........................................................        61.7            62.2
                                                                                    --------        --------
  Total current assets..........................................................     1,499.2         1,972.4
Product and process technology, net.............................................        84.9            51.1
Property, plant and equipment, net..............................................     3,030.8         2,761.2
Other assets....................................................................        73.4            66.6
                                                                                    --------        --------
     Total assets...............................................................    $4,688.3        $4,851.3
                                                                                    ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses...........................................    $  456.6        $  546.1
Short-term debt.................................................................        10.1            10.6
Deferred income.................................................................         7.5            14.5
Equipment purchase contracts....................................................       168.8            62.7
Current portion of long-term debt...............................................        97.3           116.0
                                                                                    --------        --------
  Total current liabilities.....................................................       740.3           749.9
Long-term debt..................................................................       757.3           762.3
Deferred income taxes...........................................................       284.2           239.8
Non-current product and process technology......................................        11.3            44.1
Other liabilities...............................................................        50.1            35.6
                                                                                    --------        --------
     Total liabilities..........................................................     1,843.2         1,831.7
                                                                                    --------        --------

Minority interests..............................................................       152.1           136.5

Commitments and contingencies
Common stock, $0.10 par value, authorized 1.0 billion shares, issued and
 outstanding 213.5 million and 211.3 million shares, respectively...............        21.4            21.1
Additional capital..............................................................       526.8           483.8
Retained earnings...............................................................     2,144.8         2,378.2
                                                                                    --------        --------
  Total shareholders' equity....................................................     2,693.0         2,883.1
                                                                                    --------        --------
     Total liabilities and shareholders' equity.................................    $4,688.3        $4,851.3
                                                                                    ========        ========

    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (DOLLARS AND SHARES IN MILLIONS)

                                                                        FISCAL YEAR ENDED
                                       --------------------------------------------------------------------------------
                                             SEPTEMBER 3, 1998           AUGUST 28, 1997            AUGUST 29, 1996
                                         -------------------------  -------------------------  -------------------------
                                           SHARES        AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT
                                         -----------  ------------  -----------  ------------  -----------  ------------
COMMON STOCK
Balance at beginning of year...........        211.3     $   21.1         208.8     $   20.9         206.4     $   20.6
Stock sold.............................          0.4          0.1           0.3           --           0.4          0.1
Stock option plan......................          1.2          0.1           2.2          0.2           2.0          0.2
Conversion of minority interest........          0.6          0.1            --           --            --           --
                                               -----     --------   -----------     --------   -----------     --------
Balance at end of year.................        213.5     $   21.4         211.3     $   21.1         208.8     $   20.9
                                               =====     ========   ===========     ========   ===========     ========

ADDITIONAL CAPITAL
Balance at beginning of year...........                     483.8                   $  434.7                   $  391.5
Stock sold.............................                       8.1                        7.7                       11.1
Stock option plan......................                      12.4                       26.9                       11.5
Tax effect of stock purchase plans.....                       5.2                       14.5                       20.6
Conversion of minority interest........                      17.3                         --                         --
                                                         --------                   --------                   --------
Balance at end of year.................                  $  526.8                   $  483.8                   $  434.7
                                                         ========                   ========                   ========

RETAINED EARNINGS
Balance at beginning of year...........                  $2,378.2                   $2,046.4                   $1,484.1
Net income.............................                    (233.7)                     332.2                      593.5
Cumulative translation adjustment......                       0.3                       (0.4)                        --
Dividends paid.........................                        --                         --                      (31.2)
                                                         --------                   --------                   --------
Balance at end of year.................                  $2,144.8                   $2,378.2                   $2,046.4
                                                         ========                   ========                   ========

Dividends declared per share............                 $     --                   $     --                   $   0.15

    The accompanying notes are an integral part of the financial statements.

                    [THIS PAGE INTENTIONALLY LEFT BLANK]

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                          FISCAL YEAR ENDED
                                                                              -----------------------------------------
                                                                              SEPTEMBER 3,      AUGUST 28,   AUGUST 29,
                                                                                   1998            1997         1996
                                                                              ---------------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................................     $(233.7)          $ 332.2     $   593.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................       606.6             476.3        383.0
  Gain on sale and issuance of investments and subsidiary stock, net........      (157.0)           (186.7)        (4.7)
  Change in assets and liabilities, net of effects of sale of MCMS
    Decrease (increase) in receivables......................................       (73.8)            (97.7)       107.5
    Decrease (increase) in inventories......................................       140.0            (194.2)       (61.1)
    Increase (decrease) in accounts payable and accrued expenses,
     net of plant and equipment purchases...................................       (86.1)            143.7        (57.8)
    Increase (decrease) in non-current product and process liability........       (32.8)              0.6         40.0
  Restructuring charge......................................................          --                --         29.6
  Gain from equipment sales.................................................        (0.9)             (2.9)       (20.7)
  Increase in deferred income taxes.........................................        30.1              93.9         48.1
  Other.....................................................................        (3.2)             38.4          3.1
                                                                                 -------           -------    ---------
Net cash provided by operating activities...................................       189.2             603.6      1,060.5

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment..............................      (707.1)           (516.9)    (1,524.9)
Purchase of held-to-maturity securities.....................................       (52.5)            (10.1)          --
Purchase of available-for-sale securities...................................      (601.1)           (436.7)      (194.6)
Proceeds from sale of subsidiary stock, net of MCMS cash....................       235.9             199.9           --
Proceeds from sales and maturities of available-for-sale securities.........       916.1             113.8        617.7
Proceeds from maturities of held-to-maturity securities.....................        34.0                --           --
Proceeds from sale of equipment.............................................        33.4              15.5         33.8
Other.......................................................................       (44.7)            (44.4)       (11.5)
                                                                                 -------           -------    ---------
Net cash used for investing activities......................................      (186.0)           (678.9)    (1,079.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt..............................................       102.9             587.8        264.7
Net proceeds from (repayments of) borrowings on lines of credit.............          --             (90.0)        90.0
Payments on equipment purchase contracts....................................       (63.5)            (53.9)      (127.0)
Repayments of debt..........................................................      (125.7)           (101.1)       (54.9)
Proceeds from issuance of common stock......................................        20.6              34.8         25.1
Proceeds from issuance of stock by subsidiaries.............................         3.4              55.4          2.3
Debt issuance costs.........................................................        (1.8)            (14.3)        (2.0)
Payment of dividends........................................................          --                --        (31.2)
                                                                                 -------           -------    ---------
Net cash provided by (used for) financing activities........................       (64.1)            418.7        167.0
                                                                                 -------           -------    ---------
Net increase (decrease) in cash and equivalents.............................       (60.9)            343.4        148.0
Cash and equivalents at beginning of year...................................       619.5             276.1        128.1
                                                                                 -------           -------    ---------

Cash and equivalents at end of year.........................................     $ 558.6           $ 619.5    $   276.1
                                                                                 =======           =======    =========

Supplemental disclosures
Income taxes paid, net......................................................     $ (21.7)          $(122.9)   $  (403.4)
Interest paid, net of amounts capitalized...................................       (59.9)            (27.9)       (12.3)
Noncash investing and financing activities:
   Equipment acquisitions on contracts payable and capital leases...........       212.6              41.5        180.3

    The accompanying notes are an integral part of the financial statements.

                            MICRON TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (ALL TABULAR DOLLAR AND SHARE AMOUNTS ARE STATED IN MILLIONS)


SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Micron Technology, Inc. and its domestic and foreign subsidiaries (the "Company" or "MTI"). The Company designs, develops, manufactures, and markets semiconductor memory products, primarily DRAM, principally for use in personal computers ("PCs"). Through its majority-owned subsidiary, Micron Electronics, Inc. ("MEI"), the Company also designs, develops, manufactures, markets, and supports PC systems and network servers. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August
31. The fiscal year ended September 3, 1998 contained 53 weeks compared to 52 weeks in fiscal years 1997 and 1996.

  CERTAIN CONCENTRATIONS AND ESTIMATES: Approximately 70% of the Company's sales of semiconductor memory products are to the PC or peripheral markets. Certain components used by the Company in manufacturing of PC systems are purchased from a limited number of suppliers.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE RECOGNITION: Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include revenues under cross-license agreements with third parties and under government research contracts.

  EARNINGS PER SHARE: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1998. Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options. Diluted earnings per share further assumes the conversion of the Company's convertible subordinated notes for the period they were outstanding, unless such assumed conversion would result in anti-dilution.

  FINANCIAL INSTRUMENTS: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts are considered to be reasonable approximations of their fair values. The fair value of the Company's long-term debt as of September 3, 1998 and August 28, 1997 approximated $787.5 million and $850.6 million, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, liquid investments and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the

                            MICRON TECHNOLOGY, INC.


Company's customers are affiliated with the computer, telecommunications and office automation industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses on receivables.

  INVENTORIES: Inventories are stated at the lower of average cost or market. Cost includes labor, material and overhead costs, including product and process technology costs.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 20 years for equipment. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books and the net gain or loss is included in the determination of income.

  The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 1998, 1997 and 1996, the Company capitalized $15.5 million, $6.0 million and $7.8 million of interest, respectively, in connection with various capital expansion projects.

  The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

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

  SUBSIDIARY STOCK SALES: Gains and losses on issuance of stock by a subsidiary are recognized in income.

  ADVERTISING: Advertising costs are charged to operations as incurred. Advertising costs expensed in 1998, 1997 and 1996 were $70.8 million, $35.7 million and $25.4 million, respectively.

  RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The adoption of SFAS No. 130 is effective for the Company in 1999.

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

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair

                            MICRON TECHNOLOGY, INC.


value. SFAS No. 133 is effective for the Company in 1999. The Company is currently evaluating the effect SFAS No. 133 will have on future results of operations and financial position as the acquired TI memory operations are integrated into the Company. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000.

  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company is currently evaluating the effect on the Company's results of operations and financial position. Implementation of SOP 98-1 is required for the Company by the end of 2000.

  FOREIGN CURRENCY: The U.S. dollar is the Company's functional currency for substantially all of its operations. For international operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at the average exchange rates prevailing during the period.

  RESTATEMENTS AND RECLASSIFICATIONS: Certain reclassifications have been made, none of which affected the results of operations, to present the financial statement on a consistent basis.

SUPPLEMENTAL BALANCE SHEET INFORMATION                 9/3/98     8/28/97
--------------------------------------------------------------------------
LIQUID INVESTMENTS
--------------------------------------------------------------------------
  Available-for-sale securities:
     Commercial paper...........................      $ 228.4     $ 377.4
     U.S. Government agency.....................         25.9       248.7
     Bankers' acceptances.......................           --        96.1
     State and local governments................           --         5.8
                                                      -------     -------
                                                        254.3       728.0
  Held-to-maturity securities:
     Commercial paper...........................         70.4        72.7
     State and local governments................         37.4        45.2
     U.S. Government agency.....................        205.0        39.3
     Bankers' acceptances.......................           --         3.8
                                                      -------     -------
                                                        312.8       161.0
                                                      -------     -------
  Total investments.............................        567.1       889.0
  Less cash equivalents.........................       (476.3)     (520.8)
                                                      -------     -------
                                                      $  90.8     $ 368.2
                                                      =======     =======

  Securities classified as available-for-sale are stated at amortized cost which approximates fair value. Securities classified as held-to-maturity are stated at amortized cost. As of September 3, 1998, the total amount of securities classified as available-for-sale mature within 90 days and the total amount of securities classified as held-to-maturity mature within one year.

                            MICRON TECHNOLOGY, INC.


SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)                                           9/3/98        8/28/97
---------------------------------------------------------------------------------------------------------------------
RECEIVABLES
---------------------------------------------------------------------------------------------------------------------
  Trade receivables....................................................................       $293.0       $  447.2
  Income taxes receivable..............................................................        191.9           17.9
  Allowance for returns and discounts..................................................        (11.4)         (29.3)
  Allowance for doubtful accounts......................................................         (5.4)          (9.0)
  Other receivables....................................................................         21.4           32.1
                                                                                              ------        -------
                                                                                              $489.5       $  458.9
                                                                                              ======       ========
INVENTORIES
---------------------------------------------------------------------------------------------------------------------
  Finished goods.........................................................                     $  92.8      $  128.6
  Work in progress.......................................................                       139.6         195.7
  Raw materials and supplies.............................................                        58.7         129.9
                                                                                              -------      --------
                                                                                              $ 291.1      $  454.2
                                                                                              =======      ========
PRODUCT AND PROCESS TECHNOLOGY
---------------------------------------------------------------------------------------------------------------------
  Product and process technology, at cost..............................................       $ 161.7      $  108.1
  Less accumulated amortization........................................................         (76.8)        (57.0)
                                                                                              -------      --------
                                                                                              $  84.9      $   51.1
                                                                                              =======      ========

  Amortization of capitalized product and process technology costs was $23.1 million in 1998; $11.4 million in 1997; and $13.6 million in 1996.

PROPERTY, PLANT AND EQUIPMENT
---------------------------------------------------------------------------------------------------------------------
  Land.................................................................................       $   34.8     $   35.4
  Buildings............................................................................          915.5        817.9
  Equipment............................................................................        3,017.4      2,416.2
  Construction in progress.............................................................          704.6        681.9
                                                                                             ---------     ---------
                                                                                               4,672.3      3,951.4
  Less accumulated depreciation and amortization.......................................       (1,641.5)    (1,190.2)
                                                                                             ---------    ---------
                                                                                              $3,030.8     $2,761.2
                                                                                             =========     =========

  As of September 3, 1998, property, plant and equipment included unamortized costs of $701.2 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $640.4 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of September 3, 1998, it was determined to have no impairment.

  Depreciation expense was $567.6 million, $461.7 million and $363.7 million for 1998, 1997 and 1996, respectively.

                            MICRON TECHNOLOGY, INC.


SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)                               9/3/98        8/28/97
---------------------------------------------------------------------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-------------------------------------
          Accounts payable..................................................       $232.8         $277.0
          Salaries, wages and benefits......................................         84.9           93.7
          Product and process technology payable............................         46.4           99.9
          Taxes payable other than income...................................         44.5           37.3
          Interest payable..................................................          7.3            6.9
          Other.............................................................         40.7           31.3
                                                                                   ------         ------
                                                                                 $  456.6         $546.1
                                                                                   ======         ======

DEBT
-------------------------------------------------------------------------------------------------------------------
Convertible Subordinated Notes payable, due July 2004, interest rate of 7%.................     $500.0      $ 500.0
Notes payable in periodic installments through July 2015, weighted average
   interest rate 7.38% and 7.33%, respectively.............................................      315.2        331.3
Capitalized lease obligations payable in monthly installments through August
   2004, weighted average interest rate of 7.38% and 7.68%, respectively...................       39.4         40.7
Other......................................................................................         --          6.3
                                                                                                ------      -------
                                                                                                 854.6        878.3
Less current portion.......................................................................      (97.3)      (116.0)
                                                                                                ------      -------
                                                                                                $757.3      $ 762.3
                                                                                                ======      =======

  The Company has $500 million in 7% convertible subordinated notes due July 1, 2004 which are convertible into shares of the Company's common stock at $67.44 per share. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to $500 million of additional debt or equity securities.

  During the fourth quarter of 1998 the Company renegotiated its revolving credit agreement which expires May 2000. The total amount the Company is eligible to borrow was reduced to $400 million. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum debt to equity covenant. As of September 3, 1998, MTI had no borrowings outstanding under the agreement.

  MEI has an unsecured $100 million credit facility expiring in June 2001 and an additional unsecured revolving credit facility expiring in June 1999 providing for borrowings of up to 1.5 billion Japanese yen (US $11.1 million at September 3, 1998). MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of September 3, 1998, MEI was eligible to borrow the full amount under the agreements and had aggregate borrowings of approximately $8.2 million outstanding under its credit agreements.

  Certain notes payable are collateralized by plant and equipment with a total cost of approximately $496.2 million and accumulated depreciation of approximately $242.0 million as of September 3, 1998. Equipment under capital leases, and the accumulated depreciation thereon, were approximately $45.0 million and $15.4 million, respectively, as of September 3, 1998, and $59.8 million and $21.6 million, respectively, as of August 28, 1997.

  The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $16.3 million, $8.0 million and $5.7 million for 1998, 1997 and 1996, respectively. Minimum future rental commitments under operating leases aggregate $34.4 million as of September 3, 1998 and are payable as follows (in millions): 1999, $9.3; 2000, $7.9; 2001, $6.6; 2002, $5.4; 2003 and thereafter, $5.2.

                            MICRON TECHNOLOGY, INC.


  Maturities of long-term debt are as follows:

                                                                                   NOTES                CAPITAL
        FISCAL YEAR                                                               PAYABLE               LEASES
        -----------                                                               -------               -------
        1999.................................................................      $ 91.9                $10.9
        2000.................................................................        96.1                 10.5
        2001.................................................................        81.1                 16.5
        2002.................................................................        27.5                  4.6
        2003.................................................................        17.2                  1.3
        2004 and thereafter..................................................       502.2                  2.3
        Less discount and interest...........................................        (0.8)                (6.7)
                                                                                   ------                -----
                                                                                   $815.2                $39.4
                                                                                   ======                =====

  Interest income in 1998, 1997, and 1996 is net of interest expense of $49.4 million, $31.3 million and $8.6 million, respectively.


STOCK PURCHASE PLANS

  As of September 3, 1998, the Company had in place the 1994 Stock Option Plan, the 1996 Stock Option Plan, the NSO Plan and the 1997 NSO Plan, collectively the "Active Stock Plans." As of September 3, 1998, there was an aggregate of
42.9 million shares of the Company's common stock authorized for issuance under the Active Stock Plans. No options were available for grant under the Company's 1985 Incentive Stock Option Plan, which expired in 1995, however, options remain outstanding under that plan. Options are subject to terms and conditions determined by the Board of Directors, and generally are exercisable in increments of 20% during each year of employment beginning one year from the date of grant. All stock options issued prior to January 19, 1998 expire six years from the date of grant and all subsequent options granted expire 10 years from the date of grant.

  Option activity under MTI's Stock Plans is summarized as follows:

                                                                            FISCAL YEAR ENDED
                                               ----------------------------------------------------------------------------
                                                        9/3/98                    8/28/97                   8/29/96
                                               ---------------------     ---------------------      -----------------------
                                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                                            AVERAGE                   AVERAGE                    AVERAGE
                                                 NUMBER     EXERCISE       NUMBER     EXERCISE       NUMBER     EXERCISE
                                                OF SHARES      PRICE     OF SHARES     PRICE        OF SHARES     PRICE
                                             ------------------------------------------------------------------------------
  Outstanding at beginning of year...........     21.7       $28.85         14.5      $29.38          13.7       $15.54
  Assumption of subsidiary options...........      0.3         1.74
  Granted....................................      2.0        30.37         14.3       36.57           3.3        71.61
  Terminated or cancelled....................     (0.6)       32.58         (4.9)      49.28          (0.5)       23.11
  Exercised..................................     (1.3)        9.96         (2.2)      11.94          (2.0)        6.94
                                                  ----                      ----                      ----
  Outstanding at end of year.................     22.1        29.59         21.7       28.85          14.5        29.38
                                                  ====                      ====                      ====
  Exercisable at end of year.................      8.9        22.80          5.3       17.63           2.9        14.54
  Shares available for future grants.........     26.4           --          2.9          --           5.1           --

  Options outstanding under the Active Stock Plans as of September 3, 1998, were at per share prices ranging from $1.50 to $45.78. Options exercised were at per share prices ranging from $1.50 to $31.65 in 1998, $1.72 to $37.87 in 1997 and $1.53 to $28.87 in 1996.

                    [THIS PAGE INTENTIONALLY LEFT BLANK]

                            MICRON TECHNOLOGY, INC.


The following table summarizes information about MTI options outstanding under the Active Stock Plans as of September 3, 1998:

                 MTI OUTSTANDING OPTIONS                 MTI EXERCISABLE OPTIONS
-----------------------------------------------------------------------------------
                                         WEIGHTED
                                         AVERAGE      WEIGHTED             WEIGHTED
                                        REMAINING     AVERAGE              AVERAGE
                            NUMBER     CONTRACTUAL    EXERCISE   NUMBER    EXERCISE
RANGE OF EXERCISE PRICES   OF SHARES     LIFE (IN      PRICE    of shares   PRICE
                                          YEARS)
-----------------------------------------------------------------------------------
$1.50 - $9.60               1.8          1.7          $ 4.74       1.7     $ 4.67
$10.19 -$19.98              2.8          1.5           13.85       2.0      13.75
$20.09 -$29.94              6.8          3.3           26.69       2.3      25.84
$30.39 -$45.78             10.7          4.7           39.56       2.9      37.49
                           ----                                    ---
                           22.1                                    8.9
                           ====                                    ===

  The Company's 1989 Employee Stock Purchase Plan ("ESPP") and MEI's 1995 Employee Stock Purchase Plan ("MEI ESPP") allow eligible employees to purchase shares of the Company's common stock and MEI's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending fair market value of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 6.8 million shares of Company common stock are reserved for issuance under the ESPP, of which 6.5 million shares have been issued as of September 3, 1998. A total of
2.5 million shares of MEI common stock are reserved for issuance under the MEI ESPP, of which approximately 508,000 shares had been issued as of September 3, 1998.

  MEI's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of September 3, 1998, there were 10 million shares of common stock reserved for issuance under the option plan. Exercise prices of the incentive and nonstatutory stock options have generally been 100% and 85%, respectively, of the fair market value of the Company's common stock on the date of grant. Options are granted subject to terms and conditions determined by the MEI Board of Directors, and generally are exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expire six years from date of grant.

  On March 19, 1998, the MEI Board of Directors approved an option repricing program pursuant to which essentially all MEI employees could exchange outstanding options under the option plan for new options having an exercise price equal to the average closing price of the Company's common stock for the five business days preceding April 3, 1998 and having generally the same terms and conditions, including vesting and expiration terms, as the options exchanged. Options to purchase 2,345,000 shares were exchanged under the program.

  During 1998, Mr. Joel J. Kocher, MEI's Chief Executive Officer, President and Chairman of the Board of Directors, was granted options to purchase a total of 650,000 shares of the Company's common stock. Of these 650,000 options, 500,000 were granted under the option plan and 150,000 were granted as non-plan grants outside of the option plan. A total of 250,000 options vest after completion by Mr. Kocher of seven (7) years of employment with the Company, subject to immediate early vesting if the Company achieves certain financial criteria relating to profitability, net revenue, net margin and cash balance increases.

                            MICRON TECHNOLOGY, INC.


  Option activity under MEI's 1995 Stock Option Plan is summarized as follows (amounts in thousands, except per share amounts):

                                                                        FISCAL YEAR ENDED
                                                -------------------------------------------------------------------------

                                                       9/3/98                     8/28/97                 8/29/96
                                                -----------------------     ---------------------    ---------------------
                                                               WEIGHTED                  WEIGHTED                WEIGHTED
                                                                AVERAGE                   AVERAGE                  AVERAGE
                                               NUMBER OF       EXERCISE     NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                SHARES           PRICE       SHARES        PRICE      SHARES        PRICE
 --------------------------------------------------------------------------------------------------------------------------
  Outstanding at beginning of year...........       3,559        $16.98       1,908        $13.70      1,795        $ 8.22
  Granted....................................       5,842         13.20       1,926         19.90      1,294         12.11
  Terminated or cancelled....................      (4,041)        17.40        (200)        16.52       (189)        17.35
  Exercised..................................         (68)        11.37         (75)         9.49       (992)         1.02
                                                  -------                   -------                  -------
  Outstanding at end of year.................       5,292         12.56       3,559         16.98      1,908         13.70
                                                  =======                   =======                  =======
  Exercisable at end of year.................         747         13.24         473         14.45        172         13.84
  Shares available for future grants.........       4,764            --       1,416            --      3,141            --


  The following table summarizes information about MEI options outstanding under the MEI 1995 Stock Option Plan as of September 3, 1998 (amounts in thousands, except per share amounts):

                                                 MEI OUTSTANDING OPTIONS                   MEI EXERCISABLE OPTIONS
---------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED     WEIGHTED                              WEIGHTED
                                          NUMBER         AVERAGE      AVERAGE                               AVERAGE
                                            OF          REMAINING    EXERCISE                NUMBER        EXERCISE
RANGE OF EXERCISE PRICES                  SHARES       CONTRACTUAL     PRICE                OF SHARES        PRICE
---------------------------------------------------------------------------------------------------------------------
below $5.00                                    17            .23       $ 3.00                     17           $ 3.00
$5.00 - $10.00                                742           5.43         9.14                      8             9.31
$10.01 - $15.00                             3,836           5.23        12.47                    564            12.36
$15.01 - $20.00                               600           4.26        17.17                    150            17.44
above $20.00                                   97           4.40        21.96                      8            21.96
                                            -----                                                ---
                                            5,292                                                747
                                            =====                                                ===

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

Pro forma Disclosure

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $3.4 million and $8.4 million of compensation cost in 1998 and 1997, respectively, for stock-based employee compensation awards. The pro forma compensation cost for stock-based employee compensation awards was $67.6 million and $38.9 million in 1998 and 1997, respectively. If the Company had elected to recognize compensation cost based on the fair value of

                            MICRON TECHNOLOGY, INC.


the options granted at grant date as prescribed by SFAS No. 123, net income
(loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated in the table below:


(DOLLARS IN MILLIONS                           1998                      1997                    1996
EXCEPT PER SHARE AMOUNTS)            AS REPORTED   PRO FORMA   AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA
-------------------------------------------------------------------------------------------------------------
Net income (loss)                        $(233.7)    $(301.3)       $332.2     $293.3       $593.5     $559.8
Diluted earnings (loss) per share        $ (1.10)    $ (1.42)       $ 1.55     $ 1.35       $ 2.76     $ 2.60

The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1998 and 1997. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the offering period for stock purchases under the Employee Stock Purchase Plans. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.

  The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the MTI options included in the pro forma amounts and the weighted average estimated fair value of MTI options granted are as follows:

                                                            STOCK OPTION                       EMPLOYEE STOCK
                                                             PLAN SHARES                    PURCHASE PLAN SHARES
                                                    -----------------------------      --------------------------
                                                    1998        1997        1996      1998       1997       1996

-----------------------------------------------------------------------------------------------------------------
Average expected life (years)                           3.5        3.5         3.5      0.25      0.25       0.25
Expected volatility                                     60%        58%         57%       60%       58%        57%
Risk-free interest rate (zero coupon U.S. Treasury     5.6%       6.2%         5.9%     5.1%      5.0%       5.1%
 note)
Weighted average fair value at grant
  Exercise price equal to market price               $14.70     $15.17       $34.13      --        --         --
  Exercise price less than market price              $27.77     $21.26       $37.14    $9.68     $6.61     $20.67

The assumptions used to estimate the value of the MEI options included in the pro forma amounts and the weighted average estimated fair value of MEI options granted are as follows:

                                                            STOCK OPTION                 EMPLOYEE STOCK
                                                            PLAN SHARES               PURCHASE PLAN SHARES
                                                    -----------------------------  ----------------------------
                                                    1998        1997        1996       1998     1997       1996
---------------------------------------------------------------------------------------------------------------
Average expected life (years)                           3.3      3.5        3.5       0.5        0.5        0.5
Expected volatility                                     70%      70%        70%       70%        70%        70%
Risk-free interest rate (zero coupon U.S. Treasury     5.6%     6.2%       5.9%      5.1%       5.0%       5.1%
 note)
Weighted average fair value at grant
Exercise price equal to market price                  $6.57   $10.68      $6.50       --         --         --
Exercise price less than market price                 $9.25   $11.41      $6.61     $3.78      $5.39      $3.68

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

                            MICRON TECHNOLOGY, INC.


EMPLOYEE SAVINGS PLAN

  The Company has 401(k) profit-sharing plans ("RAM Plans") in which substantially all employees are participants. Employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plans. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. The Company's RAM Plans expenses were $11.3 million in 1998, $18.9 million in 1997 and $16.9 million in 1996.


RESTRUCTURING

  In 1996, MEI adopted and completed a plan to discontinue the manufacture and sale of ZEOS brand PC systems. The Company recorded a restructuring charge of $29.6 million in 1996, comprised principally of $14.5 million relating to the disposition of ZEOS components and systems and $13 million to write off unamortized goodwill.


OTHER OPERATING EXPENSE (INCOME)

  Other operating expense for 1998 includes charges of $11.1 million associated with PC operations resulting from employee termination benefits and consolidation of domestic and international operations and $5.2 million from the write-off of software development costs. Other operating expense (income) reflects net pre-tax losses of $13.9 million and $2.6 million from the write-down and disposal of semiconductor memory operations equipment in 1998 and 1997, respectively, and a net pre-tax gain of $15.4 million in 1996. Fiscal year 1998 activity also includes a one-time benefit recognized by MEI resulting from a net rebate of $4.4 million associated with a change of providers of on-site service contracts.


GAINS ON INVESTMENTS AND SUBSIDIARY STOCK TRANSACTIONS

  On February 26, 1998, MEI completed the sale of 90% of its interest in MCMS, Inc. ("MCMS"), formerly Micron Custom Manufacturing Services, Inc. and a wholly-owned subsidiary of MEI, resulting in a consolidated pre-tax gain of $157.0 million (approximately $37.8 million or $0.18 per share after taxes and minority interests). In exchange for the 90% interest in MCMS, MEI received $249.2 million in cash. The sale was structured as a recapitalization of MCMS, whereby Cornerstone Equity Investors IV, L.P., other investors and certain members of MCMS management, including Robert F. Subia, then a director of MEI, acquired the 90% interest in MCMS.

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

                            MICRON TECHNOLOGY, INC.


INCOME TAXES

  The provision for income taxes consists of the following:


                                                                            9/3/98        8/28/97       8/29/96
                                                                            -------       --------      --------
  Current:
    U.S. federal......................................................       $(156.1)      $  152.1      $  274.5
    State.............................................................           0.1           21.1          25.1
    Foreign...........................................................           1.7            1.5           9.3
                                                                             -------       --------      --------
                                                                              (154.3)         174.7         308.9
                                                                             -------       --------      --------
  Deferred:
    U.S. federal......................................................          77.6           89.5          45.5
    State.............................................................         (42.1)           3.1           2.6
                                                                             -------       --------      --------
                                                                                35.5           92.6          48.1
                                                                             -------       --------      --------
  Income tax provision (benefit)......................................       $(118.8)      $  267.3      $  357.0
                                                                             =======       ========      ========


  The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock option and purchase plans reduced taxes payable by $5.2 million, $14.5 million and $20.6 million for 1998, 1997 and 1996, respectively. Such benefits are reflected as additional capital.

  A reconciliation between income tax computed using the federal statutory rate and the income tax provision (benefit) follows:

                                                                             9/3/98        8/28/97       8/29/96
                                                                            -------       --------      --------
  U.S. federal income tax at statutory rate...........................      $(117.3)      $  216.7      $  332.7
  State taxes, net of federal benefit.................................        (25.9)          14.1          17.5
  Basis difference in domestic subsidiaries...........................         11.6           24.8            --
  Other...............................................................         12.8           11.7           6.8
                                                                            -------       --------      --------
  Income tax provision (benefit)......................................      $(118.8)      $  267.3      $  357.0
                                                                            =======       ========      ========

  State taxes reflect utilization of investment tax credits of $21.1 million, $15.3 million and $31.2 million for 1998, 1997 and 1996, respectively. As of September 3, 1998, the Company had unused state net operating loss carryforwards of approximately $288.8 million for tax purposes which expire through 2113 and unused state credits of approximately $44.3 million for tax and financial reporting purposes which expire through 2005.

  Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. Deferred income tax assets totaled $182.7 million and $160.4 million and liabilities totaled $405.2 million and $338.0 million as of September 3, 1998 and August 28,

                            MICRON TECHNOLOGY, INC.


1997, respectively. The approximate tax effects of temporary differences which give rise to the net deferred tax liability (benefit) are as follows:


                                                                                       9/3/98        8/28/97
                                                                                      -------       --------
  Current deferred tax asset:
    Accrued product and process technology......................................      $  10.4       $   16.3
    Inventory...................................................................         11.3           14.4
    Accrued compensation........................................................         14.8            8.3
    Deferred income.............................................................          3.1            6.3
    Net operating loss acquired in merger.......................................           --            0.6
    Other.......................................................................         22.1           16.3
                                                                                      -------       --------
       Net deferred tax asset...................................................         61.7           62.2
                                                                                      -------       --------
  Noncurrent deferred tax asset (liability):
    Excess tax over book depreciation...........................................       (217.5)        (191.6)
    Accrued product and process technology......................................         (3.4)          21.7
    Investment in subsidiary....................................................        (56.7)         (44.7)
    Other.......................................................................         (6.6)         (25.2)
                                                                                      -------       --------
       Net deferred tax liability...............................................       (284.2)        (239.8)
                                                                                      -------       --------
  Total net deferred tax liability..............................................      $(222.5)      $ (177.6)
                                                                                      =======       ========


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


EARNINGS (LOSS) PER SHARE

  During 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which changed the standard for computing and presenting earnings per share. Earnings per share for periods prior to 1998 have been restated as required by SFAS No. 128.

                            MICRON TECHNOLOGY, INC.


  Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method.

                                                             9/3/98              8/28/97             8/29/96
------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders,
                                                             (233.7)            $  332.2            $  593.5
      Basic and Diluted                                     =======             ========            ========


Weighted average common stock outstanding - Basic             212.2                210.0               207.7
Net effect of dilutive stock options                            ---                  4.3                 5.4
                                                            -------             --------            --------
Weighted average common stock and common
     stock equivalents  Diluted                               212.2                214.3               213.1
                                                            =======             ========            ========


Basic earnings (loss) per share                               (1.10)            $   1.58            $   2.86
                                                            =======             ========            ========
Diluted earnings (loss) per share                             (1.10)            $   1.55            $   2.78
                                                            =======             ========            ========

   Earnings per share computations exclude stock options and potential shares for convertible debentures to the extent that their effect would have been antidilutive.


EXPORT SALES AND MAJOR CUSTOMERS

  Export sales were $612.7 million for 1998, including $275.3 million in sales to Europe and $179.0 million in sales to Asia Pacific, $47.4 million in sales to Canada and $42.9 million in sales to Japan. Export sales were $735.4 million and $938.4 million in 1997 and 1996, respectively. No customer individually accounted for 10% or more of the Company's total net sales.


COMMITMENTS AND CONTINGENCIES

  As of September 3, 1998, the Company had commitments of $335.1 million for equipment purchases and $12.3 million for the construction of buildings.

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

                            MICRON TECHNOLOGY, INC.


SUBSEQUENT EVENTS

ACQUISITION

  On September 30, 1998, the Company completed its acquisition of substantially all of TI's memory operations. The Acquisition was consummated through the issuance of debt and equity securities. TI received approximately 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's memory assets, the Company received $550 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commences on January 1, 1999. The parties have also agreed to make cash adjustments to ensure that current assets minus the sum of current and noncurrent assumed liabilities of the acquired operations is $150 million as of September 30, 1998.

  The MTI common stock and Convertible Notes issued in the transaction have not been registered under the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of MTI common stock. TI's registration rights begin on March 31, 1999. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into approximately 12.3 million shares of MTI common stock at a conversion price of approximately $60 per share. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July 1, 2004, and substantially all of the Company's other indebtedness.

  The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and a wafer fabrication facility in Richardson, Texas. TI closed the Richardson memory manufacturing operation in June 1998. Also included in the Acquisition was TI's interest in two joint ventures and TI's rights to 100% of the output of the joint ventures, TECH and KTI. MTI acquired an approximate 30% interest in TECH and a 25% interest in KTI. In the Acquisition, the Company acquired the obligation to purchase and the rights to 100% of the production output of TECH and KTI. Under the provisions of the joint venture agreements, the Company purchases assembled and tested components from the joint ventures at prices discounted from end customer sales price(s). Pursuant to the Acquisition, the Company acquired the right and obligation to purchase 100% of the production output of the TECH Semiconductor joint venture in Singapore and the KTI Semiconductor joint venture in Japan. Under the terms of the joint venture agreements, assembled and tested components are purchased at a discount from worldwide average sales prices.

EQUITY INVESTMENT

  On October 19, 1998, the Company issued to Intel approximately 15.8 million stock rights exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. The MTI common stock issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain

                            MICRON TECHNOLOGY, INC.


registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel's registration rights begin on March 31, 1999. Intel also has the right to designate a nominee acceptable to the Company to the Company's Board of Directors.

  In consideration for Intel's investment, the Company has agreed to commit to the development of RDRAM and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (Intel's purchase price per Right at the time of the investment). In addition, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock or common stock having a value exceeding $150 million, or (b) a number of additional shares exceeding the number of shares originally issued.


MERGER

  On September 11, 1998, the Company completed a stock-for-stock merger with Rendition. Rendition designs, develops and markets high-performance, low-cost, multi-functional graphics accelerators to the personal computer market. The merger was accounted for as a business combination using the pooling-of-interests method. Shareholders of Rendition received approximately 3.7 million shares of the Company's common stock.

             QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)
                (Dollars in millions, except for per share data)

1998 QUARTER                                                   1ST             2nd             3rd             4th
                                                          --------------  --------------  --------------  --------------
Net sales...............................................        $ 954.6         $ 755.4         $ 609.9         $ 692.0
Costs and expenses:
  Cost of goods sold....................................          744.1           733.1           603.6           650.7
  Selling, general and administrative...................          124.5           135.7           109.0            98.7
  Research and development..............................           63.9            69.9            66.2            71.8
  Other operating expense (income)......................            4.6            24.2             3.4             2.1
                                                                -------         -------         -------         -------
     Total costs and expenses...........................          937.1           962.9           782.2           823.3
                                                                -------         -------         -------         -------

Operating income (loss).................................           17.5          (207.5)         (172.3)         (131.3)
Gain (loss) on sale of investments and subsidiary
 stock, net.............................................             --           157.1              --            (0.1)
Gain on issuance of subsidiary stock, net...............            0.1             0.5             0.2             0.5
Interest income (expense), net..........................           (1.3)            1.9             0.8            (1.3)
                                                                -------         -------         -------         -------
Income (loss) before income taxes.......................           16.3           (48.0)         (171.3)         (132.2)

Income tax benefit (provision)..........................           (6.5)            8.9            67.3            49.1
Minority interests......................................           (0.2)           (9.0)           (2.1)           (6.0)
                                                                -------         -------         -------         -------
Net income (loss).......................................        $   9.6         $ (48.1)        $(106.1)        $ (89.1)
                                                                =======         =======         =======         =======
Diluted earnings (loss) per share.......................        $  0.04         $ (0.23)        $ (0.50)        $ (0.42)
Quarterly stock price:
  High..................................................        $45.312         $38.000         $34.938         $35.250
  Low...................................................         23.125          22.000          23.813          20.125


1997 QUARTER                                                   1ST             2nd             3rd             4th
                                                          --------------  --------------  --------------  --------------
Net sales...............................................        $ 728.1         $ 876.2         $ 965.0         $ 946.2
Costs and expenses:
  Cost of goods sold....................................          572.9           657.5           650.0           658.8
  Selling, general and administrative...................           76.4            97.4            92.3           104.8
  Research and development..............................           47.2            46.8            52.6            62.3
  Other operating expense (income)                                 (0.6)           (2.5)            1.1            (3.9)
                                                                -------         -------         -------         -------
     Total costs and expenses...........................          695.9           799.2           796.0           822.0
                                                                -------         -------         -------         -------

Operating income........................................           32.2            77.0           169.0           124.2
Gain on sale of investments and subsidiary stock, net...           10.1           176.5             0.1              --
Gain (loss) on issuance of subsidiary stock, net........           (0.9)           28.6            (0.1)            1.5
Interest (expense) income, net..........................           (2.1)           (1.8)            1.5             3.3
                                                                -------         -------         -------         -------
Income before income taxes..............................           39.3           280.3           170.5           129.0

Income tax provision....................................          (15.6)         (131.2)          (67.8)          (52.7)
Minority interests......................................           (3.1)           (6.4)           (5.9)           (4.2)
                                                                -------         -------         -------         -------
Net income..............................................        $  20.6         $ 142.7         $  96.8         $  72.1
                                                                =======         =======         =======         =======
Diluted earnings per share..............................        $  0.10         $  0.67         $  0.45         $  0.33
Quarterly stock price:
  High..................................................        $34.750         $39.125         $45.250         $60.063
  Low...................................................         20.375          29.000          33.250          38.375

  As of October 23, 1998, the Company had 6,523 shareholders of record. The Company did not declare or pay any dividends during 1998 or 1997.

  Net gains on sale of investments and subsidiary stock for the third quarter of 1998 includes a pretax gain of $157.0 million on the sale of 90% of the Company's contract manufacturing subsidiary. Net gain on sales of investments and subsidiary stock in the second quarter of 1997 includes a pretax gain of $189.9 million for the sale of 15.4 million shares of common stock of MEI.

  Other operating expense for the second quarter of 1998 includes charges of $13.0 million associated with the Company's PC operations resulting from a reduction in workforce and consolidation of domestic and international operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Shareholders of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Technology, Inc., and its subsidiaries at September 3, 1998 and August 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 3, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Boise, Idaho
September 28, 1998, except the
Subsequent Event Note, which
is as of October 19, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following Part I,
Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 3, 1998, and is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

  Consolidated financial statements and financial statement schedules--(see "Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Contingencies.")

  EXHIBIT                                             Description
-----------  ---------------------------------------------------------------------------------------------
2.1          Acquisition Agreement between the Registrant and Texas Instruments Incorporated dated June
             18, 1998 (1)

2.2          Second Amendment to Acquisition Agreement dated as of September 30, 1998 between the
             Registrant and Texas Instruments Incorporated (2)

2.3          Agreement and Plan of Reorganization dated as of June 22, 1998 between the Registrant and
             Rendition, Inc. (3)

3.1          Certificate of Incorporation of the Registrant, as amended (4)

3.7          Bylaws of the Registrant, as amended (5)

4.1          Indenture dated as of June 15, 1997 between the Registrant and Norwest Bank Minnesota,
             National Association (the "Trustee"), relating to the issuance of 7% Convertible
             Subordinated Notes due July 1, 2004 (the "Notes") (6)

4.2          Supplemental Trust Indenture dated as of June 15, 1997 between the Registrant and the
             Trustee, relating to the Notes (including the form of Note) (6)

4.3          Rendition Affiliate Agreement dated as of June 22, 1998 among the Registrant, Rendition,
             Inc. and each of the affiliates of Rendition (3)

10.6         Form of Micron Affiliate Agreement among the Registrant, Rendition, Inc. and each of the affiliates of the Registrant (3)

10.82        Form of Indemnification Agreement between the Registrant and its officers and directors (7)

10.91        Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (8)

10.92        Additional provisions related to Management Bonus Arrangements for Certain Executive
             Officers (8)

10.100       Amended and Restated 1985 Incentive Stock Option Plan (9)

10.109       Form of Management bonus arrangements for Executive Officers of Micron Technology,
             Inc., and Micron Semiconductor, Inc., for 1994 (10)

10.110       1994 Stock Option Plan (11)

10.111       Executive Bonus Plan (4)

10.112       Forms of Severance Agreement (12)

10.116       Registration Rights Agreement dated as of June 28, 1996 between the Registrant and
             Canadian Imperial Bank of Commerce (13)

10.117       Registration Rights Agreement dated as of July 29, 1996 between the Registrant and
             Canadian Imperial Bank of Commerce (13)

10.118(a)    Irrevocable Proxy dated June 28, 1996 by Canadian Imperial Bank of Commerce in favor of the
             Registrant (13)

10.118(b)    Irrevocable Proxy dated July 24, 1998 by the Registrant in favor of the Canadian Imperial
             Bank of Commerce

  EXHIBIT    DESCRIPTION
  -------    -----------
10.119(a)    Reformed Irrevocable Proxy dated July 23, 1998 by J.R. Simplot Company in favor of the
             Registrant

10.119(b)    Irrevocable Proxy dated July 24, 1998 by the Registrant in favor of the Canadian Imperial
             Bank of Commerce

10.120       Form of Agreement and Amendment to Severance Agreement between the Company and its executive officers (14)

10.125       Second Supplemental Trust Indenture dated as of September 30, 1998 between the Registrant and the Trustee, relating to the issuance of 6 1/2% Convertible Subordinated Notes due
             October 2, 2003 (the "TI Notes") (including the form of TI Note) (2)

10.126       Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000 (2)

10.127       Registration Rights Agreement dated as of July 20, 1998, between the Registrant, Canadian
             Imperial Bank of Commerce and J.R. Simplot Company (5)

10.128       Nonstatutory Stock Option Plan (15)

10.129       1997 Nonstatutory Stock Option Plan (16)

10.130       Micron Quantum Devices, Inc. 1996 Stock Option Plan (16)

10.131       Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option
             Plan (16)

10.132       1998 Nonstatutory Stock Option Plan (17)

10.133       Rendition, Inc. 1994 Equity Incentive Plan (17)

10.134       Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan (17)

10.135       Second Amended and Restated Revolving Credit Agreement dated as of September 1, 1998 among the Registrant and several financial institutions

10.136       Securities Purchase Agreement dated as of October 15, 1998 between the Registrant and Intel
             Corporation (Confidential Treatment has been requested for a portion of this document)

10.137       Securities Rights and Restrictions Agreement dated as of October 19, 1998 between the
             Registrant and Intel Corporation

10.138       Stock Rights Agreement dated as of October 19, 1998 between the Registrant and Intel
             Corporation (Confidential Treatment has been requested for a portion of this document)

21.1         Subsidiaries of the Registrant

23.1         Consent of Independent Accountants

27.1         Financial Data Schedule

---------

(1) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1998

(2) Incorporated by Reference to Current Report on Form 8-K filed on October 14, 1998, as amended on October 16, 1998

(3) Incorporated by Reference to Registration Statement on Form S-4 as amended (Reg. No. 333-60129)

(4) Incorporated by Reference to Annual Report on Form 10-K as amended for the fiscal year ended August 31, 1995

(5) Incorporated by Reference to Registration Statement on Form S-3 as amended (Reg. No. 333-57973)

(6)       Incorporated by Reference to Current Report on Form 8-K filed on July
          3, 1997

(7) Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(8) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(9) Incorporated by Reference to Registration Statements on Forms S-8 (Reg. Nos. 33-38665, 33-38926, and 33-52653)

(10) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2, 1993

(11) Incorporated by Reference to Registration Statement on Form S-8 (Reg. Nos. 33-57887, 333-07283 and 333-50353)

(12) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996

(13) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 29, 1996

(14) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

(15) Incorporated by Reference to Registration Statement on Form S-8 (Reg. Nos. 333-17073 and 333-50353)

(16) Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-50353)

(17) Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-65449)

  (b) Reports on Form 8-K:

  The Registrant did not file any Reports on Form 8-K during the quarter ended September 3, 1998.





  Micron is a trademark of the Company. GoBook, mPower and Transport Trek are trademarks of MEI. ClientPro, Millennia and NetFRAME are registered trademarks of MEI. Micron Power is a service mark of MEI. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BOISE, STATE OF IDAHO, ON THE 2ND DAY OF NOVEMBER, 1998.


                                   MICRON TECHNOLOGY, INC.


                                   By:    /S/ WILBUR G. STOVER, JR.
                                      --------------------------------
                                              WILBUR G. STOVER, JR.,
                                      VICE PRESIDENT OF FINANCE, CHIEF
                                             FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       Signature                    TITLE                        DATE
       ---------                    -----                        ----

/S/ STEVEN R. APPLETON       Chairman of the Board,       November 2, 1998
----------------------
(STEVEN R. APPLETON)         Chief Executive Officer
                              and President


/S/ JAMES W. BAGLEY          Director                     November 2, 1998
-------------------
(JAMES W. BAGLEY)


/S/ ROBERT A. LOTHROP        Director                     November 2, 1998
---------------------
(ROBERT A. LOTHROP)


/S/ THOMAS T. NICHOLSON      Director                     November 2, 1998
-----------------------
(THOMAS T. NICHOLSON)


/S/ DON J. SIMPLOT           Director                     November 2, 1998
-----------------------
(DON J. SIMPLOT)


/S/ JOHN R. SIMPLOT          Director                     November 2, 1998
-----------------------
(JOHN R. SIMPLOT)


/S/ GORDON C. SMITH          Director                     November 2, 1998
-----------------------
(GORDON C. SMITH)


/S/ WILLIAM P. WEBER         Director                     November 2, 1998
-----------------------
(WILLIAM P. WEBER)

                                  Schedule II

                            MICRON TECHNOLOGY, INC.
                      Valuation and Qualification Accounts
                             (dollars in millions)

                                           Balance at           Charged            Deduction/       Balance at End
                                          Beginning of       (Credited) to         Write-Off           of Period
                                             Period        Costs and Expenses
                                       ------------------------------------------------------------------------------
 Allowance for Doubtful Accounts
--------------------------------------
 Year ended September 3, 1998             $ 9.0              $(3.3)               $ (0.3)              $ 5.4
 Year ended August 28, 1997                 9.0                0.2                  (0.2)                9.0
 Year ended August 29, 1996                 7.4                1.9                  (0.3)                9.0

Allowance for Obsolete Inventory
--------------------------------------
 Year ended September 3, 1998             $23.7              $12.4                $(16.3)              $19.8
 Year ended August 28, 1997                14.5               15.9                  (6.7)               23.7
 Year ended August 29, 1996                11.1                8.1                  (4.7)               14.5

Deferred Tax Asset Valuation Allowance
--------------------------------------
 Year ended September 3, 1998              $  -              $ 4.1                $   -               $ 4.1
 Year ended August 28, 1997                   -                 -                     -                   -
 Year ended August 29, 1996                   -                 -                     -                   -