Form 10-Q
period 1998-12-03
MICRON TECHNOLOGY INC
filed 1999-01-13
CIK 723125

                                  FORM 10-Q

                               ---------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               ---------------

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended December 3, 1998

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                               ---------------

                      Commission File Number:  1-10658

                           MICRON TECHNOLOGY, INC.

  State or other  jurisdiction of incorporation or organization:  Delaware

                               ---------------

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

     The number of outstanding shares of the registrant's Common Stock as of January 5, 1999, was 247,656,782.

                       Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             MICRON TECHNOLOGY, INC.

                         Consolidated Balance Sheets
              (Dollars in millions, except for par value data)


                                                       December 3,  September 3,
As of                                                     1998          1998
--------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Cash and equivalents                                     $  767.7      $  558.8
Liquid investments                                        1,157.1          90.8
Receivables                                                 481.6         489.5
Inventories                                                 360.4         291.6
Prepaid expenses                                             15.7           8.5
Deferred income taxes                                        67.2          61.7
                                                         --------      --------
  Total current assets                                    2,849.7       1,500.9

Product and process technology, net                         219.6          84.9
Property, plant and equipment, net                        3,602.3       3,035.3
Other assets                                                116.0          82.4
                                                         --------      --------
  Total assets                                           $6,787.6      $4,703.5
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                    $  627.8      $  460.7
Short-term debt                                              11.1          10.1
Deferred income                                               6.2           7.5
Equipment purchase contracts                                113.2         168.8
Current portion of long-term debt                           103.4          98.6
                                                         --------      --------
  Total current liabilities                                 861.7         745.7

Long-term debt                                            1,597.6         758.8
Deferred income taxes                                       264.5         284.2
Non-current product and process technology                   12.0          11.3
Other liabilities                                            57.7          50.1
                                                         --------      --------
  Total liabilities                                       2,793.5       1,850.1
                                                         --------      --------
Minority interests                                          157.9         152.1

Commitments and contingencies

Common stock, $0.10 par value, authorized 1.0 billion
  shares, issued and outstanding 247.3 million and
  217.1 million shares, respectively                         24.7          21.7
Additional capital                                        1,743.6         565.4
Retained earnings                                         2,068.1       2,114.3
Accumulated other comprehensive loss                         (0.2)         (0.1)
                                                         --------      --------
  Total shareholders' equity                              3,836.2       2,701.3
                                                         --------      --------
  Total liabilities and shareholders' equity             $6,787.6      $4,703.5
                                                         ========      ========


Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.
See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions, except for per share data)
                                   (Unaudited)



                                                       December 3,  November 27,
For the quarter ended                                     1998          1997
--------------------------------------------------------------------------------

Net sales                                                 $ 793.6       $ 957.3
                                                          -------       -------
Costs and expenses:
  Cost of goods sold                                        677.7         747.1
  Selling, general and administrative                       103.0         126.0
  Research and development                                   67.7          67.2
  Other operating expense                                     7.8           4.6
                                                          -------       -------
     Total costs and expenses                               856.2         944.9
                                                          -------       -------
Operating income (loss)                                     (62.6)         12.4
Loss on sale of investments                                  (0.1)           --
Gain on issuance of subsidiary stock, net                     1.1           0.1
Interest expense, net                                        (7.9)         (1.3)
                                                          -------       -------
Income (loss) before income taxes and minority
interests                                                   (69.5)         11.2

Income tax benefit (provision)                               27.6          (4.5)
Minority interests in net income                             (4.3)         (0.2)
                                                          -------       -------
Net income (loss)                                         $ (46.2)      $   6.5
                                                          =======       =======

Earnings (loss) per share:
  Basic                                                   $ (0.19)      $  0.03
  Diluted                                                   (0.19)         0.03
Number of shares used in per share calculations:
  Basic                                                     245.7         214.7
  Diluted                                                   245.7         217.8


Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.
See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)
                                                      December 3,   November 27,
For the quarter ended                                    1998          1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $  (46.2)      $    6.5
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                           189.5          136.3
   Change in assets and liabilities, net of effects
    of acquisition
      Decrease in receivables                              112.3           22.3
      Increase in inventories                              (36.4)         (27.2)
      Increase in accounts payable and accrued
       expenses, net of plant and equipment
       purchases                                            65.8           59.1
   Other                                                   (29.4)         (14.9)
                                                       ---------      ---------
Net cash provided by operating activities                  255.6          182.1
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment            (117.5)        (187.9)
Purchase of available-for-sale and held-to-maturity
 securities                                             (1,273.5)        (362.0)
Proceeds from sales and maturities of securities           211.5          151.5
Other                                                       (1.5)         (12.4)
                                                       ---------      ---------
Net cash used for investing activities                  (1,181.0)        (410.8)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received in conjunction with acquisition              681.1             --
Proceeds from issuance of stock rights                     500.0             --
Proceeds from issuance of debt                              34.0           11.4
Repayments of debt                                         (28.3)         (49.7)
Proceeds from issuance of common stock                      19.1            0.1
Payments on equipment purchase contracts                   (73.9)         (12.9)
Other                                                        2.3            2.7
                                                       ---------      ---------
Net cash provided by (used for) financing activities     1,134.3          (48.4)
                                                       ---------      ---------

Net increase (decrease) in cash and equivalents            208.9         (277.1)
Cash and equivalents at beginning of period                558.8          619.5
                                                       ---------      ---------
                                                       $   767.7      $   342.4
Cash and equivalents at end of period                  =========      =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                          $    (6.9)      $   (6.8)
Income taxes refunded (paid), net                          183.2           (3.3)
Noncash investing and financing activities:
 Equipment acquisitions on contracts payable and
  capital leases                                            18.3           24.6
Cash received in conjunction with acquisition:
 Fair value of assets acquired                         $   949.3       $     --
 Liabilities assumed                                      (138.0)            --
 Debt issued                                              (836.0)            --
 Stock issued                                             (656.4)            --
                                                       ---------      ---------
                                                       $   681.1       $     --
                                                       =========      =========

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.
See accompanying notes to consolidated financial statements

                  Notes to Consolidated Financial Statements
              (All tabular dollar amounts are stated in millions)


1.   Unaudited interim financial statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company" or "MTI"), and their consolidated results of operations and cash flows. The Company has restated its prior period financial statements, as a result of the merger with Rendition, Inc. ("Rendition") which was accounted for as a pooling-of-interests.

     These unaudited interim financial statements for the quarter ended December 3, 1998, should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 3, 1998.


2.   Supplemental balance sheet information            December 3,  September 3,
                                                          1998          1998
--------------------------------------------------------------------------------

Receivables
--------------------------------------------------------------------------------
  Trade receivables                                     $   404.2     $   294.4
  Income taxes receivable                                    46.5         191.9
  Allowance for returns and discounts                       (15.3)        (11.9)
  Allowance for doubtful accounts                            (6.1)         (6.5)
  Other receivables                                          52.3          21.6
                                                        ---------     ---------
                                                        $   481.6     $   489.5
                                                        =========     =========

Inventories
--------------------------------------------------------------------------------
  Finished goods                                        $   121.9     $    93.3
  Work in progress                                          189.1         139.6
  Raw materials and supplies                                 49.4          58.7
                                                        ---------     ---------
                                                        $   360.4     $   291.6
                                                        =========     =========


Product and process technology
--------------------------------------------------------------------------------
  Product and process technology, at cost               $   304.5     $   161.7
  Less accumulated amortization                             (84.9)        (76.8)
                                                        ---------     ---------
                                                        $   219.6     $    84.9
                                                        =========     =========


Property, plant and equipment
--------------------------------------------------------------------------------
  Land                                                  $    42.4     $    34.8
  Buildings                                               1,111.2         915.5
  Equipment                                               3,529.2       3,025.7
  Construction in progress                                  722.1         704.6
                                                        ---------     ---------
                                                          5,404.9       4,680.6
  Less accumulated depreciation and amortization         (1,802.6)     (1,645.3)
                                                        ---------     ---------
                                                        $ 3,602.3     $ 3,035.3
                                                        =========     =========


  As of December 3, 1998, property, plant and equipment included unamortized costs of $706.7 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $646.0 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of December 3, 1998, it was determined to have no impairment.

     Depreciation expense was $181.1 million and $129.5 million for the first quarter of 1999 and 1998, respectively.

                                                       December 3,  September 3,
                                                          1998          1998
--------------------------------------------------------------------------------

Accounts payable and accrued expenses
--------------------------------------------------------------------------------
  Accounts payable                                     $    312.4    $    235.6
  Salaries, wages and benefits                              116.0          85.6
  Product and process technology payable                     68.9          46.4
  Taxes payable other than income                            49.2          44.5
  Interest payable                                           24.3           7.7
  Other                                                      57.0          40.9
                                                       ----------    ----------
                                                       $    627.8    $    460.7
                                                       ==========    ==========

Debt
--------------------------------------------------------------------------------

  Convertible Notes payable, due October 2005, with
   an effective yield-to-maturity of 8.4%, net of
   unamortized discount of $70.8 million               $    669.2    $       --

  Convertible Subordinated Notes payable, due July
   2004, interest rate of 7%                                500.0         500.0

  Subordinated Notes payable, due October 2005, with
   an effective yield-to-maturity of 10.6%, net of
   unamortized discount of $41.4 million                    168.6            --

  Notes payable in periodic installments through July
   2015, weighted average interest rate of 7.39% and
   7.38%, respectively                                      325.5         315.2

  Capitalized lease obligations payable in monthly
   installments through August 2004, weighted average
   interest rate of 7.59% and 7.61%, respectively            39.7          42.2
                                                        ---------    ----------
                                                          1,701.0         857.4
  Less current portion                                     (103.4)        (98.6)
                                                        ---------    ----------
                                                        $ 1,597.6    $    758.8
                                                        =========    ==========

     The convertible notes due October 2005 (the "Convertible Notes") with a yield-to-maturity of 8.4% have a face value of $740 million, a stated interest rate of 6.5% and are convertible into shares of the Company's common stock at $60 per share. The notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Convertible Notes have not been registered with the Securities and Exchange Commission, however the holder has registration rights which begin April 1999. (See "Acquisition"). The subordinated notes due October 2005 with a yield-to-maturity of 10.6% have a face value of $210 million and a stated interest rate of 6.5%.

     The 7% convertible subordinated notes due July 2004 are convertible into shares of the Company's common stock at $67.44 per share. The notes are not subject to redemption prior to July 1999 and are redeemable from that date through July 2001 only if the common stock price is at least $87.67 for a specified trading period. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to $500 million of additional debt or equity securities.

     The Company has a $400 million revolving credit agreement which expires May 2000. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum debt to equity covenant. As of December 3, 1998, MTI had no borrowings outstanding under the agreement.

  Micron Electronics, Inc., an approximately 63% owned subsidiary of the Company ("MEI"), has a $100 million unsecured credit facility expiring in June 2001 and an additional unsecured revolving credit facility expiring in June 1999 providing for borrowings of up to 1.5 billion Japanese yen (US $12.6 million at December 3, 1998). Under the credit facilities, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of December 3, 1998, MEI was eligible to borrow the full amount under its credit agreements and had aggregate borrowings of approximately $9.3 million outstanding under its credit agreements.

3.   Income taxes

     The effective tax rate approximated 40% for the first quarter of 1999 and 1998. The effective tax rate primarily reflects the statutory corporate income tax rate and the net effect of state taxation. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.


4.   Earnings (loss) per share

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method.
                                                      December 3,   November 27,
For the quarter ended                                    1998          1997
--------------------------------------------------------------------------------

Net income (loss) available for common
 shareholders, Basic and Diluted                      $   (46.2)     $     6.5
                                                      =========      =========

Weighted average common stock outstanding -- Basic        245.7          214.7
Net effect of dilutive stock options                         --            3.1
                                                      ---------      ---------
Weighted average common stock and common
     stock equivalents -- Diluted                         245.7          217.8
                                                      =========      =========

Basic earnings (loss) per share                       $   (0.19)     $    0.03
                                                      =========      =========
Diluted earnings (loss) per share                     $   (0.19)     $    0.03
                                                      =========      =========

     Earnings per share computations exclude stock options and potential shares for convertible debentures to the extent that their effect would have been antidilutive.

5.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or shareholders' equity.

     The components of comprehensive income are as follows:

                                                     December 3,    November 27,
For the quarter ended                                   1998           1997
--------------------------------------------------------------------------------

  Net income (loss)                                    $  (46.2)       $    6.5
  Foreign currency translation adjustments                 (0.2)           (0.1)
                                                       --------        --------
  Total comprehensive income                           $  (46.4)       $    6.4
                                                       ========        ========


6.  Acquisition

     On September 30, 1998, the Company completed its acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments, Inc. ("TI") for a net purchase price of approximately $832.8 million. The Acquisition was consummated through the issuance of debt and equity securities. In connection with the transaction, the Company issued 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's net memory assets, the Company received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999. The Company will make royalty payments to TI under a prior cross license agreement for operations through December 31, 1998.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had taken place at the beginning of each period presented.

                                                      December 3,   November 27,
For the quarter ended                                     1998          1997
--------------------------------------------------------------------------------

  Net sales                                             $  848.9       $1,211.2
  Net loss                                                 (63.4)         (18.5)
  Basic loss per share                                     (0.23)         (0.08)
  Diluted loss per share                                   (0.23)         (0.08)


     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.

7.  Merger

     On September 14, 1998, the Company completed its merger with Rendition. The Company issued approximately 3.6 million shares of Common Stock in exchange for all of the outstanding stock of Rendition. The merger qualified as a tax-free exchange and was accounted for as a business combination using the "pooling-of-interests" method. Accordingly, the Company's financial statements have been restated to include the results of Rendition for all periods presented. The following table presents a reconciliation of net sales and net income (loss) as previously reported by the Company for the quarter ended November 27, 1997 to those presented in the accompanying consolidated financial statements.

                                MTI             Rendition           Combined
-------------------------------------------------------------------------------

Net sales                     $  954.6           $   2.7            $ 957.3
Net income (loss)             $    9.5           $  (3.0)           $   6.5

8.   Equity investment

     On October 19, 1998, the Company issued to Intel Corporation ("Intel") approximately 15.8 million stock rights exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. The MTI stock to be issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel's registration rights begin in April 1999. Intel also has the right to designate a nominee acceptable to the Company to the Company's Board of Directors. Proceeds from the issuance of these stock rights are reflected in "Additional Capital" in the Company's balance sheet dated as of December 3, 1998.

     In consideration for Intel's investment, the Company has agreed to commit to the development of direct Rambus DRAM ("RDRAM") and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event the Company fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae (i) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of investment), or (ii) if the Company achieves the production and capital expenditure milestones. In addition, if an adjustment occurs, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock or common stock having a value exceeding $150 million, or (b) a number of additional shares exceeding the number of Rights originally issued.

9.   Joint ventures

     In connection with the Acquisition, the Company acquired a 30% ownership in the TECH Singapore Semiconductor Pte. Ltd. ("TECH") and a 25% ownership in the KTI Semiconductor Limited ("KTI") joint ventures (collectively, the "JVs"), each of which operates wafer fabrication facilities for the manufacture of DRAM products. TECH, which operates in Singapore, is a joint venture between the Company, the Singapore Economic Development Board, Canon Inc., and Hewlett-Packard Company. KTI, which operates in Japan, is a joint venture between the Company and Kobe Steel, Ltd.

     The Company has rights and obligations to purchase 100% of the JVs' production meeting the Company's specifications at pricing determined quarterly which generally results in discounts from the Company's average worldwide selling prices. Certain partners of the JVs have product purchase rights with the Company. The Company charges a fee to the joint ventures for its estimated costs to transfer product and manufacturing process technology to the joint ventures. The Company accounts for its investments in these JVs under the equity method.

     Product purchases from the JVs aggregated $46.1 million in the first quarter of 1999. The Company performed assembly/test services for the JVs totaling $12.9 million for the first quarter of 1999. Receivables from and payables to the JVs were $11.8 million and $27.6 million, respectively, as of December 3, 1998.

10.  Commitments and contingencies

     As of December 3, 1998, the Company had commitments of approximately $423.9 million for equipment purchases and $18.5 million for the construction of buildings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 3, 1998. All period references are to the Company's fiscal periods ended December 3, 1998, September 3, 1998, or November 27, 1997, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated. All 1998 financial data of the Company has been restated to include the results of operations of Rendition, Inc., which was merged with the Company on September 11, 1998.

OVERVIEW
--------

     Micron Technology, Inc. and its subsidiaries are hereinafter referred to collectively as the "Company" or "MTI." The Company designs, develops, manufactures and markets semiconductor memory products, primarily DRAM, and through its approximately 63% owned subsidiary, Micron Electronics, Inc. ("MEI"), develops, markets, manufactures and supports PC systems.

     The semiconductor industry in general, and the DRAM market in particular, experienced severe price declines in recent years. Per megabit prices declined approximately 60% in 1998 following a 75% decline in fiscal 1997 and a 45% decline in fiscal 1996. These extreme market conditions have had an adverse effect on the Company's results of operations. Although the Company experienced an 18% increase in per megabit average selling prices for the first quarter of 1999 as compared to the fourth quarter of 1998, the Company is unable to predict whether such improved pricing is indicative of future periods.

     On September 30, 1998, the Company completed the acquisition (the "Acquisition") of substantially all of the semiconductor memory operations of Texas Instruments, Inc. ("TI"). The Company's results of operations for the first quarter of 1999 reflect two months for the acquired operations. On October 19, 1998, the Company also issued to Intel Corporation ("Intel") approximately 15.8 million stock rights (the "Rights") exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for an aggregate amount of $500 million. (See "Significant Transactions")

RESULTS OF OPERATIONS
---------------------

     Net loss for the first quarter of 1999 was $46 million, or $0.19 per share, on net sales of $794 million. For the first quarter of 1998 net income was $7 million, or $0.03 per share, on net sales of $957 million. For the fourth quarter of 1998, net loss was $93 million, or $0.43 per share, on net sales of $692 million.

  NET SALES
                                                  First Quarter
                                       ----------------------------------
                                             1999             1998
                                       ----------------------------------
                                       Net sales   %     Net sales   %
                                       --------- ------  --------- ------
Semiconductor memory products           $ 409.5   51.6    $ 440.1   46.0
PC systems                                352.1   44.4      445.1   46.5
Other                                      32.0    4.0       72.1    7.5
                                       --------- ------  --------- ------
    Total net sales                     $ 793.6  100.0    $ 957.3  100.0
                                       ========= ======  ========= ======


     Net sales of "Semiconductor memory products" include sales of $10.3 million and $12.4 million in the first quarters of 1999 and 1998, respectively, of sales of MTI semiconductor memory products incorporated in MEI PC products. "Other " net sales for the first quarter of 1999 include revenue of $18.6 million for test and assembly services performed by the Company. "Other" net sales for the first quarter of 1998 include revenue of approximately $61 million from MEI's contract manufacturing subsidiary, which was sold in February 1998.

     Net sales of semiconductor memory products for the first quarter of 1999 decreased by 7% as compared to the first quarter of 1998, principally due to a 52% decline in average selling price per megabit of memory, partially offset by an 89% increase in megabits shipped. This increase in megabits shipped was due to production increases principally resulting from shifts in the Company's mix of semiconductor memory products to higher average density products, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and additional output from the acquired operations. The Company's principal memory product in the first quarter of 1999 was the 64 Meg DRAM, which comprised approximately 65% of the net sales of semiconductor memory products. Approximately 87% of the 64 Meg DRAM sales were synchronous DRAM ("SDRAM") products.

     Net sales of semiconductor memory products increased by 10% in the first quarter of 1999 as compared to the fourth quarter of 1998 principally due to an approximate 18% increase in average selling price per megabit of memory sold, partially offset by a 10% decline in megabits shipped. During the first quarter of 1999 prices for the Company's 16 Meg DRAM product increased significantly as that device reached the end of its product life cycle and customers sought lifetime-buy arrangements. The average selling price for the 64 Meg SDRAM increased 8% in the first quarter of 1999 as compared to the fourth quarter of 1998. The decrease in megabits shipped was primarily due to backend production constraints associated with the Company's rapid transition to the .21u shrink version of its 64 Meg DRAM product. The effects of these constraints were partially offset by the additional sales of semiconductor memory products arising from the Company's newly acquired operations. These constraints are expected to be resolved in the second quarter of 1999.

     Net sales of PC systems were lower in the first quarter of 1999 compared to the first quarter of 1998 primarily as a result of an 18% decline in average selling prices which was partially offset by a 2% increase in unit sales. In addition during the first quarter of 1998, the Company disposed of excess PC component inventories, which also contributed to the comparative decline. Net sales of PC systems for the first quarter of 1999 were 20% higher than for the fourth quarter of 1998 primarily as a result of a 21% increase in unit sales, which was partially offset by a 5% decrease in average selling prices.

 GROSS MARGIN
                                                     First Quarter
                                          -------------------------------------
                                            1999       % Change          1998
                                          -------------------------------------
Gross margin                              $ 115.9       (44.9)%        $ 210.2
 as a % of net sales                         14.6%                        22.0%

     The Company's gross margin percentage was lower for the first quarter of 1999 compared to the first quarter of 1998 principally due to lower gross margin percentages on sales of the Company's semiconductor memory products which resulted primarily from a severe decline in average sales prices per megabit.

     The Company's gross margin percentage on sales of semiconductor memory products for the first quarter of 1999 was 9%, compared to 32% for the first quarter of 1998. The decrease in gross margin percentage on sales of semiconductor memory products for the first quarter of 1999 compared to the first quarter of 1998 was primarily the result of the 52% decline in average selling prices, and to a lesser extent, the inclusion of two months of results for the acquired operations which have higher per-unit manufacturing costs. These factors were partially offset by decreases in per megabit manufacturing costs during the same period. Comparative decreases in per megabit manufacturing costs were achieved primarily through shifts in the Company's mix of semiconductor memory products to higher average density products and transitions to shrink versions of existing products.

     The Company's gross margin percentage for the fourth quarter of 1998 was 6%. The gross margin percentage on sales of semiconductor memory products for the fourth quarter of 1998 was negative 10%. The increase in gross margin percentage for semiconductor memory products sold in the first quarter of 1999 as compared to the fourth quarter of 1998 was primarily the result of the 18% increase in average selling prices per megabit of memory. The Company's cost per megabit of semiconductor memory sold remained unchanged comparing the first quarter of 1999 with the fourth quarter of 1998 as cost improvements achieved by the Company's Boise operations were offset by higher costs per megabit incurred at the acquired operations.

     In connection with the Acquisition, the Company acquired the right and obligation to purchase 100% of the production output of two joint ventures, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KTI Semiconductor Limited ("KTI"), which meets the Company's specifications. The Company purchases assembled and tested components from the joint ventures at prices determined quarterly, which generally results in discounts from the Company's worldwide average sales prices. These discounts are higher than gross margins realized by the Company in recent periods on similar products manufactured in the Company's wholly-owned facilities, but are lower than gross margins historically realized in periods of relatively constrained supply. At any future reporting period, gross margins for semiconductor memory products resulting from the Company's purchase of joint venture products may positively or negatively impact gross margins depending on the then existing relationship of average selling prices to the Company's cost per unit sold for product manufactured in its wholly-owned facilities.

     The Company's PC gross margins in the first quarter of 1999 were 15%, compared to 13% in the first quarter of 1998 and 22% in the fourth quarter of 1998. PC gross margins in the first quarter of 1998 were adversely affected by significant losses recognized from disposition of excess PC component inventories. PC gross margins in the fourth quarter of 1998 were favorably affected by revisions of estimates for certain product and process technology costs. In addition, the Company experienced intense price pressure on its PC products resulting in a lower gross margin provided by such products in the first quarter of 1999 when compared to the fourth quarter of 1998. PC gross margins in the first quarter of 1999 were also affected by a more aggressive pricing strategy, particularly on notebook products. The Company expects to continue experiencing significant pressure on its gross margins on sales of its PC systems, particularly for desktop and notebook products, as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

 SELLING, GENERAL AND ADMINISTRATIVE
                                                     First Quarter
                                          -------------------------------------
                                            1999       % Change          1998
                                          -------------------------------------
Selling, general and administrative        $ 103.0      (18.3)%        $ 126.0
 as a % of net sales                          13.0%                       13.2%

     Selling, general and administrative expenses were lower in the first quarter of 1999 as compared to the first quarter of 1998 primarily as a result of enhanced operational efficiencies and cost reductions at MEI and the sale of 90% of MEI's interest in its contract manufacturing subsidiary in fiscal 1998. Selling, general and administrative expenses for the first quarter of 1999 include approximately $7 million in expense associated with the acquired semiconductor operations. Selling, general and administrative expenses for the first quarter of 1998 reflect a $6 million contribution to a university in support of engineering education.

     Selling, general and administrative expenses for the first quarter of 1999 increased by 3% as compared to the fourth quarter of 1998, primarily due to increased costs associated with the acquired semiconductor operations. This increase in selling, general and administrative expenses over the immediately preceding quarter was partially offset by a decrease in expense associated with the Company's PC operations.

 RESEARCH AND DEVELOPMENT
                                                     First Quarter
                                          -------------------------------------
                                            1999       % Change          1998
                                          -------------------------------------
Research and development                   $ 67.7        (0.7)%         $ 67.2
 as a % of net sales                          8.5%                         7.0%

     Research and development expenses relating to the Company's semiconductor memory operations, which constitute substantially all of the Company's research and development expenses, vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on shrink versions of the Company's 64 Meg SDRAM and development of the Company's 128 Meg SDRAM and direct Rambus DRAM ("RDRAM"), Double Data Rate ("DDR"), SyncLink DRAM ("SLDRAM"),

Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of RIC, flat panel displays, graphics accelerator products and PC systems.

     Research and development expenses in the first quarter of 1999 include additional costs of resources obtained in the Acquisition being utilized to broaden the Company's range of DRAM product offerings. The expansion of product offerings is considered necessary to support the customer base associated with the Company's anticipated increased market share.

     The Company completed its transition from .25u to .21u at its Boise site in the fourth quarter of calendar 1998 and expects the transition from .21u to .18u to occur at its Boise site in calendar 1999. The Company anticipates that process technology will move to .15u line widths in the next few years as needed for the development of future generation semiconductor products. Transitions to smaller line widths at the acquired operations are expected to lag behind transitions at the Boise site as process development will be conducted primarily in Boise.

INCOME TAXES

     The effective tax rate approximated 40% for the first quarter of 1999 and 1998. The effective tax rate primarily reflects the statutory corporate income tax rate and the net effect of state taxation. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information," issued by the FASB in June 1997, Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the AICPA in March 1998 and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

     SFAS No. 131 will require the Company to provide additional disclosures for its year end 1999. The Company is currently evaluating the impact of SOP 98-1, required by year end 2000 and SFAS No. 133, which is required for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 3, 1998, the Company had cash and liquid investments totaling $1,925 million, representing an increase of $1,275 million during the first quarter of 1999. In the first quarter of 1999 the Company received $681 million in conjunction with the Acquisition and $500 million from the sale of stock rights. The Company's other principal source of liquidity during the first quarter of 1999 was net cash flow from operations of $256 million. The principal uses of funds during the first quarter of 1999 were $118 million for property, plant and equipment expenditures and $102 million for repayments of equipment contracts and long-term debt.

     The Company believes that in order to transition the acquired operations to the Company's product and process technology, develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1 billion in 1999 for purchases of equipment and construction and improvement of buildings. As of December 3, 1998, the Company had entered into contracts extending into 2000 for approximately $424 million for equipment purchases and approximately $18 million for the construction of facilities.

     The Company has an aggregate of $513 million in revolving credit agreements, including a $400 million agreement expiring in May 2000 which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. As of December 3, 1998, the Company was in compliance with all covenants under the facilities and had borrowings totaling approximately $9 million outstanding under the agreements. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions in the agreements, borrow under the agreements or negotiate satisfactory successor agreements.

     As of December 3, 1998, approximately $370 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available or anticipated to be available to finance operations or other expenditures of MTI's semiconductor memory operations.

SIGNIFICANT TRANSACTIONS
------------------------

ACQUISITION

     On September 30, 1998, the Company completed its acquisition of substantially all of TI's memory operations. The Acquisition was consummated through the issuance of debt and equity securities. TI received 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's net memory assets, the Company received $681 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999.

     The MTI common stock and Convertible Notes issued in the transaction have not been registered under the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of MTI common stock. TI's registration rights begin in April 1999. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into 12.3 million shares of MTI common stock at a conversion price of $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July, 2004, and substantially all of the Company's other indebtedness.

     The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and a wafer fabrication facility in Richardson, Texas. TI closed the Richardson memory manufacturing operation in June 1998. Also included in the Acquisition was TI's interest in two joint ventures and TI's rights and obligations to purchase 100% of the joint venture production meeting the Company's specifications. TECH in Singapore is owned by TI, Canon, Inc., Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett Packard Company, and EDB Investments Pte. Ltd., which is controlled by the Economic Development Board of the Singapore government; and KTI in Japan is owned by TI and Kobe Steel, Ltd. MTI acquired a 30% interest in TECH and a 25% interest in KTI. The Company filed Form 8-K/A on October 16, 1998, which incorporates historical and pro forma financial information with respect to the Acquisition. Pro forma financial information is also included in the notes to the financial statements in this Form 10-Q.

     Although the Company believes the Acquisition further leverages its technology, the Company anticipates that the Acquisition will continue to have a near term adverse impact upon the Company's results of operations and cash flows. The Company has begun to transfer its product and process technology into the acquired operations (primarily the wholly-owned fabrication facilities in Avezzano, Italy and the joint-venture facilities, KTI and TECH) and expects the transfer to be substantially complete in the next nine to twelve months. Output of the Company's semiconductor memory products will increase directly as a result of the manufacturing capacity obtained in the Acquisition and should increase further as a result of the transfer of the Company's product and process technology to the acquired operations. Until the Company is able to complete the transfer of its product and process technology into the acquired operations, the Company expects that the per unit costs associated with products manufactured at the acquired operations will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho facility, resulting in a near-term adverse impact on the Company's gross margin percentage. The ten-year, royalty-free, life-of-patents, patent cross license entered into with TI will result in a reduction in the Company's royalty expenses beginning January, 1999.

EQUITY INVESTMENT

     On October 19, 1998, the Company issued to Intel approximately 15.8 million Rights exchangeable into non-voting Class A Common Stock (upon MTI shareholder approval of such class of stock) or into common stock of the Company for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding common stock. The Rights (or Class A Common Stock) will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Company has agreed to seek shareholder approval to amend its Certificate of Incorporation to create the non-voting Class A Common Stock at the Company's next Annual Meeting of Shareholders. In the event the Company's shareholders approve the amendment, the Rights will be automatically exchanged for Class A Common Stock upon the filing in Delaware of the amended Certificate of Incorporation. In the event the Company's shareholders do not approve the amendment, the Rights will remain exchangeable into the Company's common stock. In order to exchange the Rights for the Company's common stock, Intel would be required to provide the Company with written evidence of compliance with the Hart-Scott-Rodino Act ("HSR") filing requirements or that no HSR filings are required. The MTI tock to be issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel's registration rights begin in April 1999. Intel also has the right to designate a director nominee, acceptable to the Company, to the Company's Board of Directors.

     In consideration for Intel's investment, the Company has agreed to commit to the development of RDRAM and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The exchange ratio of the Rights and conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the exchange ratio or conversion ratio under such formulae (i) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of investment), or (ii) if the Company achieves the production and capital expenditure milestones. In addition, if an adjustment occurs, in no event will the Company be obligated to issue more than: (a) a number of additional shares of Class A Common Stock or common stock having a value exceeding $150 million, or (b) a number of additional shares exceeding the number of Rights originally issued.

YEAR 2000
---------

     Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as a result of system failures and business process interruption.

     The Company has been addressing the Year 2000 computer issue with a plan that began in early 1996. To manage its Year 2000 program, the Company has divided its efforts into the primary program areas of: (i) information technology ("IT"), which includes computer and network hardware, operating systems, purchased development tools, third-party and internally developed software, files and databases, end-user extracts and electronic interfaces; (ii) manufacturing and facilitation equipment; and (iii) external dependencies, which include relationships with suppliers and customers.

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

     As of December 3, 1998, the Ownership and Identification steps were essentially complete for all three program areas: IT, manufacturing equipment and external dependencies. The Compliance Testing and Remediation steps are substantially complete for the IT area at the Boise site and the Company is evaluating the status of the IT areas for the acquired operations.

     Compliance Testing of manufacturing and facilitation equipment is over fifty percent complete. Remediation efforts for equipment thus tested is in excess of sixty percent complete. The Company is currently in the process of assessing embedded technology associated with its PC systems manufacturing equipment and expects the evaluation to be complete in the first calendar quarter 1999. The Company is currently working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is expected to be complete by the second calendar quarter of 1999.

     The cost of addressing the Company's Year 2000 issues is expected to be immaterial. The Company is executing its Year 2000 readiness plan solely through its employees. Year 2000 Compliance Testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

     With respect to Remediation, the Company has commenced work on various types of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. Internally, each software and hardware system has been assigned to on-call personnel who are responsible for bringing the system back on line in the event of a failure. Externally, the Company's Year 2000 plan includes identification of alternate sources for providers of goods and services. The Company expects its contingency plans to be complete by the second calendar quarter of 1999.


CERTAIN FACTORS
---------------

     In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended September 3, 1998, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

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

     The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent periods, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The semiconductor industry in general, and the DRAM market in particular, has experienced a particularly severe downturn. While per megabit prices increased in the first quarter of 1999 as compared to the fourth quarter of 1998, per megabit prices declined approximately 60% in 1998 following a 75% decline in 1997 and a 45% decline in 1996. The increase in per megabit pricing for the first quarter of 1999 may not be indicative of pricing in future periods. In the event that average selling prices decline at a faster rate than the rate at which the Company is able to decrease per unit manufacturing costs, the Company could be materially adversely affected in its operations, cash flows and financial condition. Future consolidation by competitors in the semiconductor memory industry may place the Company at a disadvantage in competing with competitors that have greater capital resources. Competitors are also aggressively seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide capacity leading to further downward pressure on prices.

     Approximately 72% of the Company's sales of semiconductor memory products during the first quarter of 1999 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

     On September 30, 1998, the Company acquired substantially all of TI's memory operations. The integration and successful operation of the acquired operations is dependent upon a number of factors, including, but not limited to, the Company's ability to transfer its product and process technology in a timely and cost-effective manner into the wholly-owned acquired fabrication facilities in Avezzano, Italy and joint venture facilities in Singapore (TECH ) and Japan
(KTI). The Company expects the transfer of its product and process technology into these fabrication facilities to be substantially complete by the end of calendar 1999; however, there can be no assurance that the Company will be able to meet this timeline. Until such time as the Company is able to complete the transfer of its product and process technology into the acquired fabrication facilities, it is expected that the per unit costs associated with the products manufactured at the acquired fabrication facilities will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho, facility. As a result, it is expected that the Acquisition will continue to have a near term adverse effect on the Company's results of operations and cash flows.

     As the semiconductor industry transitions to higher bandwidth products including RDRAM, DDR and SLDRAM, the Company may encounter difficulties in achieving the semiconductor manufacturing efficiencies that it has historically achieved. The Company's productivity levels, die per wafer yields, and in particular, backend equipment requirements may be affected by a transition to higher bandwidth products. There can be no assurance that the Company will successfully transition to these products or that it will be able to achieve its historical rate of cost per megabit reductions.

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

     The Acquisition is expected to continue to have a significant effect on the Company's future results of operations and cash flows, including, but not limited to: a negative impact on gross margin in the near term due in part to significantly higher per unit manufacturing costs at the acquired operations; costs related to the assimilation of the acquired operations; increased research and development expense associated with the Company's efforts to broaden its range of DRAM product offerings; increased interest expense associated with the Convertible Notes and Subordinated Notes issued in the transaction and increased capital spending relating to the wholly-owned acquired operations in Avezzano, Italy and Singapore.

     The Company has limited experience in integrating or operating geographically dispersed manufacturing facilities. It is expected that the integration and operation of the acquired facilities will place strains on the Company's management and information systems resources. Failure by the Company to effectively manage the integration of the acquired facilities could have a material adverse effect on the Company's results of operations.

      In connection with the Acquisition, the Company and TI entered into a transition services agreement requiring TI to provide certain services and support to the Company for specified periods following the Acquisition. Among other items, TI is to provide information technology, finance and accounting, human resources, equipment maintenance, facilities and purchasing services under the services agreement. The successful integration and operation of the acquired facilities is partially dependent upon the continued successful provision of services by TI under the services agreement. There can be no assurance that the services and support called for under the services agreement will be provided in a manner sufficient to meet anticipated requirements. The failure to obtain sufficient services and support could impair the Company's ability to successfully integrate the acquired facilities and could have a material adverse affect on the Company's results of operations.

     In accordance with the transition services agreement, the Company will rely in part on TI computer networks and information technology services with respect to certain of the acquired operations. During this period and beyond, the Company will also be utilizing software obtained or licensed from TI to conduct specific portions of the business. Dependency upon TI systems will span calendar years 1999 and 2000, during which period Year 2000 issues may arise. If unforeseen difficulties are encountered in ending the Company's reliance upon TI's software, hardware or services or in segregating the companies' information technology operations or with Year 2000 issues, the Company's results of operations could be materially adversely affected.

     International sales comprised approximately 27% of the Company's net sales in the first quarter of 1999 and 20% in 1998. The Company expects international sales to continue to increase in 1999 as a result of the Acquisition. In addition, the Company has significantly expanded its international operations as a result of the Acquisition. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, export duties, changes to import and export regulations, possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

     In connection with the Acquisition, the Company acquired the rights and obligations to purchase 100% of the production output of the TECH joint venture in Singapore and the KTI joint venture in Japan. The Company purchases assembled and tested components meeting the Company's specifications at prices determined quarterly, which generally results in discounts from the Company's worldwide average sales prices. These discounts are currently higher than gross margins realized by the Company in recent periods on similar products manufactured in the Company's wholly-owned facilities, but are lower than gross margins historically realized in periods of relatively constrained supply. At any future reporting period, gross margins for semiconductor memory products resulting from the Company's right to purchase joint venture products may positively or negatively impact gross margins depending on the then existing relationship of average selling prices to the Company's cost per unit sold for product manufactured in its wholly-owned facilities.

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

     The Company is engaged in ongoing efforts to enhance its production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has generally led to significant increases in megabit production. There can be no assurance that the Company will be able to maintain or approximate increases in megabit production at a level approaching that experienced in recent years or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes. The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance. In addition, there can be no assurance that the Company will be able to continue to reduce its per unit manufacturing costs at the rate historically achieved by the Company.

     Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available or anticipated to be available to finance the Company's semiconductor operations. The Company has an aggregate of $513 million in revolving credit agreements, including a $400 million agreement expiring in May 2000, which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing could hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

     Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of December 3, 1998, the Company had invested approximately $707 million in the Lehi facility. Timing of completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

     The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel, particularly as the Company engages in worldwide operations and adds different product types to its product line, which will require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. The Company has experienced, and expects to continue to experience, increased recruitment of its existing personnel by other employers. The Company's ability to retain key acquired personnel will be a critical factor in the Company's ability to successfully integrate the acquired operations. There can be no assurance that the

Company will be successful in hiring or retaining qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. The Company's results of operations and financial position for the first quarter of 1999 reflect a higher volume of foreign currency transactions and account balances than in previous periods related to the foreign operations obtained through the Acquisition. As of December 3, 1998 the Company held aggregate cash and receivables in foreign currency valued at approximately US $13 million and aggregate foreign currency payables valued at approximately US $61 (including long-term liabilities denominated in Italian lira valued at approximately US $21 million). Foreign currency receivables and payables are comprised primarily of Italian lira, Singapore dollars and Japanese yen. The Company is currently evaluating its risk management policy regarding foreign currency exposure.

                          PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------


TEXAS INSTRUMENTS INCORPORATED

     On September 30, 1998, the Company completed its acquisition of substantially all of TI's memory operations. The Acquisition was consummated through the issuance of debt and equity securities. TI received 28.9 million shares of Common Stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's net memory assets, the Company received $681 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999.

     The Common Stock and Convertible Notes issued in the transaction were issued pursuant to a Section 4(2), exemption under the Securities Act of 1933, as amended ("the Act"), and are therefore subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of Common Stock. TI's registration rights begin in April 1999. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into 12.3 million shares of Common Stock at a conversion price of $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the Common Stock price is at least $78.00 for a specified trading period.

Conversion Terms

     A holder of a Convertible Note has the right, at the holder's option, to convert the Convertible Note into shares of Common Stock at any time on or prior to the close of business on the maturity date, unless previously redeemed or repurchased, at the Conversion Rate, subject to adjustment as described below.

     The Conversion Rate is subject to adjustment in certain events, including, without duplication: (a) dividends (and other distributions) payable in Common Stock on shares of Common Stock, (b) the issuance to all holders of Common Stock of rights, options or warrants entitling them to subscribe for or purchase Common Stock at less than the then current market price of such Common Stock (determined as provided in the Indenture for the Convertible Notes) as of the record date for shareholders entitled to receive such rights, options or warrants (provided that the Conversion Rate will be readjusted to the extent any such rights, options or warrants are not exercised prior to the expiration thereof), (c) subdivisions, combinations and reclassifications of Common Stock,
(d) distributions to all holders of Common Stock of evidences of indebtedness of the Company, shares of capital stock, cash or assets (including securities (but excluding those dividends, rights, options, warrants and distributions referred to above) dividends, and distributions paid exclusively in cash), (e) distributions consisting exclusively of cash (excluding any cash portion of distributions referred to in (d) above) to all holders of Common Stock in an aggregate amount that, combined together with (i) other such all-cash distributions made within the preceding 12 months in respect of which no adjustment has been made and (ii) any cash and the fair market value of other considerations payable in respect of any tender offer by the Company or any of its subsidiaries for Common Stock concluded within the preceding 12 months in respect of which no adjustment has been made, exceeds 12.5% of the Company's market capitalization (for this purpose being the product of the current market price per share of the Common Stock on the record date for such distribution times the number of shares of Common Stock outstanding) on such date, and (f) the successful completion of a tender offer made by the Company or any of its subsidiaries for Common Stock which involves an aggregate consideration that, together with (i) any cash and other consideration payable in a tender offer by the Company or any of its subsidiaries for Common Stock expiring within the 12 months preceding the expiration of such tender offer in respect of which no adjustment has been made and (ii) the aggregate amount of any such all-cash distributions referred to in (e) above to all holders of Common Stock within the 12 months preceding the expiration of such tender offer in respect of which no adjustments have been made, exceeds 12.5% of the Company's market capitalization on the expiration of such tender offer.

     In case of any consolidation or merger of the Company with or into another person or any merger of another person into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of the Common Stock), or in case of any sale, transfer or lease of all or substantially all of the assets of the Company, each Convertible Note then outstanding will, without the consent of the holder of any Convertible Note, become convertible only into the kind and amount of securities, cash and other property receivable upon such consolidation, merger, sale, transfer or lease by a holder of the number of shares of Common Stock into which such Convertible Note was convertible immediately prior thereto (assuming such holder of Common Stock failed to exercise any rights of election and that such Convertible Note was then convertible).


INTEL CORPORATION

     On October 19, 1998, the Company issued to Intel Corporation ("Intel") 15,810,277 stock rights ("Rights") exchangeable into non-voting Class A Common Stock (upon shareholder approval of such class of stock), or if shareholder approval is not obtained, into Common Stock of the Company, for a purchase price of $500 million. The Rights at the time of issuance represented approximately 6% of the Company's outstanding Common Stock. The Company agreed with Intel to seek shareholder approval of an amendment to its Certificate of Incorporation to provide for the authorization of Class A Common Stock. The Class A Common Stock (or Rights, if shareholder approval is not obtained) will automatically be converted into (or exchanged for) the Company's Common Stock upon a transfer by Intel to a holder other than one of its 90% or more owned subsidiaries. In consideration for Intel's investment, in addition to proceeds received, the Company has agreed to certain goals for the development and production of direct Rambus DRAM ("RDRAM") products and to certain related capital expenditures and to make available to Intel a portion of its semiconductor memory output over a five-year period, subject to certain limitations. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of Class A Common Stock (or Common Stock). Intel's registration rights begin in April 1999. Intel also has the right to designate a nominee to the Company's Board of Directors, provided such nominee is acceptable to the Company. The Rights were issued pursuant to a Section 4(2) exemption under the Act.

Conversion Terms of the Rights and Class A Common Stock

     The Class A Common Stock, if approved by the Company's shareholders, will be, and the Rights are convertible into shares of Common Stock at a conversion ratio of one-to-one, subject to adjustment upon the occurrence of certain events or circumstances as summarized. An amount equal to the fair market value of one share of Common Stock, as determined in good faith by the Board of Directors, will be paid in lieu of any fractional shares. In the event the Class A Common Stock or the Rights are transferred to a person other than Intel or a 90% owned subsidiary of Intel, each share of Class A Common Stock or each Right will automatically convert into shares of Common Stock at the applicable conversion ratio.

     The conversion ratio is subject to adjustment in the event of any subdivision (by stock split, stock dividend or otherwise) of the Common Stock or any combination of the Rights or Class A Common Stock (by reverse stock split or otherwise) or any combination of the Common Stock (by reverse stock split or otherwise) or any subdivision of the Rights or Class A Common Stock (by stock split, stock dividend or otherwise). In addition, the conversion ratio is subject to special adjustments, in accordance with certain specified formulas, in the event the Company fails to meet certain agreed upon capital expenditure goals or RDRAM production goals and the average price of the Company's Common Stock at the time of adjustment is lower than Intel's original price. These goals are subject to adjustment under certain circumstances. The Company may elect to pay cash in an amount equal to the value of the additional shares issuable as a result of a special adjustment in lieu of such special adjustment.

     The special conversion rate adjustments will be limited to the extent required to ensure (1) that the value of additional shares of Common Stock and other securities or property and any related payments (including any cash payments in lieu of special adjustments), together with any shares of Common Stock and other securities or property and any related payments as a result of the special conversion rate adjustments with respect to the Rights, does not exceed a maximum aggregate adjustment amount of $150 million (with the value of such additional shares, securities and property measured as set forth in the Amendment); and (2) that the aggregate number of shares of Common Stock issued or issuable upon conversion of Class A Common Stock (or exercise of the Rights) does not exceed the lesser of (i) 19.9% of the shares of Common Stock outstanding on the closing date of the issuance of the Rights and (ii) 31,620,554 shares of Common Stock. No special conversion rate adjustments will occur if (i) the Company achieves the production and capital expenditure goals or (ii) the average price of the Company's Common Stock is higher than $31.625 (the market price of the Company's Common Stock at the time of the investment) for the twenty day period ending two days prior to the goal achievement date.

     The conversion rights are also subject to adjustment in the event of any reorganization, reclassification or change of shares of the Common Stock (other than a change in par value or from par value to no par value as a result of a subdivision or combination), or any consolidation of the Company with one or more corporations or a merger of the Company with another corporation (other than a consolidation or merger in which the Company is the resulting or surviving corporation and which does not result in any reclassification or change of outstanding shares of Common Stock).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

  Exhibit
  Number    Description of Exhibit
  ------    ----------------------

  3.7       Bylaws, as amended
  10.139    Purchase Agreement dated September 30, 1998 between the Company and
            KTI Semiconductor Limited
  10.140    Purchase Agreement dated September 30, 1998 between the Company and
            TECH Semiconductor Singapore Pte. Ltd.
  27        Financial Data Schedule

(b) The registrant filed the following reports on Form 8-K or Form 8-K/A during the fiscal quarter ended December 3, 1998:

     Form      Date                Item
     ----      ----                ----

     8-K       October 7, 1998     Item 5, Other Events
     8-K       October 14, 1998    Item 2, Acquisition or Disposition of Assets
                                   Item 7, Financial Statements
     8-K/A     October 16, 1998    Item 7(a), Financial Statements of Business
                                              Acquired MMP Business of Texas
                                              Instruments Incorporated
                                   Item 7(b), Pro Forma Financial Information
                                              Unaudited Pro Forma Combined
                                              Financial Statements, Micron/MMP
                                              Combined Company

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



                                      Micron Technology, Inc.
                                      ------------------------------
                                      (Registrant)



Dated:  January 13, 1999              /s/ Wilbur G. Stover, Jr.
                                      -------------------------
                                      Wilbur G. Stover, Jr., Vice President of
                                      Finance and Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)