Form 10-Q
period 1999-03-04
MICRON TECHNOLOGY INC
filed 1999-04-07
CIK 723125

                                  FORM 10-Q

                                -------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 4, 1999

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

     The number of outstanding shares of the registrant's Common Stock as of April 5, 1999, was 250,395,896.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                           MICRON TECHNOLOGY, INC.

                         Consolidated Balance Sheets
              (Dollars in millions, except for par value data)

                                                         March 4,   September 3,
As of                                                     1999          1998
--------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
Cash and equivalents                                    $    428.9   $    558.8
Liquid investments                                         1,353.7         90.8
Receivables                                                  591.9        489.5
Inventories                                                  364.9        291.6
Prepaid expenses                                              20.0          8.5
Deferred income taxes                                         65.4         61.7
                                                        ----------   ----------
     Total current assets                                  2,824.8      1,500.9

Product and process technology, net                          215.9         84.9
Property, plant and equipment, net                         3,581.6      3,035.3
Other assets                                                 148.9         82.4
                                                        ----------   ----------

     Total assets                                       $  6,771.2   $  4,703.5
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                   $    560.2   $    460.7
Short-term debt                                                 --         10.1
Deferred income                                                7.5          7.5
Equipment purchase contracts                                  71.1        168.8
Current portion of long-term debt                            102.9         98.6
                                                        ----------   ----------
     Total current liabilities                               741.7        745.7

Long-term debt                                             1,574.4        758.8
Deferred income taxes                                        263.9        284.2
Other liabilities                                             85.7         61.4
                                                        ----------   ----------
     Total liabilities                                     2,665.7      1,850.1
                                                        ----------   ----------

Minority interests                                           160.4        152.1

Commitments and contingencies

Common stock, $0.10 par value, authorized
     1.0 billion shares, issued and
     outstanding 250.2 million and 217.1
     million shares, respectively                             25.0         21.7
Class A Common Stock, $0.10 par value,
     authorized 32 million shares, issued
     and outstanding 15.8 million shares                       1.6           --
Additional capital                                         1,829.3        565.4
Retained earnings                                          2,090.5      2,114.3
Accumulated other comprehensive loss                          (1.3)        (0.1)
                                                        ----------   ----------

     Total shareholders' equity                            3,945.1      2,701.3
                                                        ----------   ----------

     Total liabilities and shareholders' equity         $  6,771.2   $  4,703.5
                                                        ==========   ==========

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger. See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                (Amounts in millions, except for per share data)
                                   (Unaudited)



                                                        March 4,   February 26,
For the quarter ended                                    1999          1998
--------------------------------------------------------------------------------

Net sales                                             $  1,025.8     $    763.2
                                                      ----------     ----------
Costs and expenses:
     Cost of goods sold                                    745.1          740.5
     Selling, general and administrative                   125.5          138.6
     Research and development                               85.5           72.0
     Other operating expense, net                           18.4           24.2
                                                      ----------     ----------
         Total costs and expenses                          974.5          975.3
                                                      ----------     ----------

Operating income (loss)                                     51.3         (212.1)
Gain on sale of investments                                   --          157.1
Gain on issuance of subsidiary stock, net                    0.4            0.5
Interest income (expense), net                             (11.7)           1.8
                                                      ----------     ----------
Income (loss) before income taxes and
 minority interests                                         40.0          (52.7)

Income tax benefit (provision)                             (16.1)          10.8

Minority interests in net income                            (1.5)          (9.0)
                                                      ----------     ----------
Net income (loss)                                     $     22.4     $    (50.9)
                                                      ==========     ==========


Earnings (loss) per share:
     Basic                                            $     0.08     $    (0.24)
     Diluted                                                0.08          (0.24)
Number of shares used in per share calculations:
     Basic                                                 264.3          215.2
     Diluted                                               272.9          215.2



Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger. See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                (Amounts in millions, except for per share data)
                                   (Unaudited)


                                                      March 4,     February 26,
For the six months ended                                1999           1998
--------------------------------------------------------------------------------

Net sales                                           $  1,819.4       $  1,720.4
                                                    ----------       ----------
Costs and expenses:
     Cost of goods sold                                1,422.8          1,487.6
     Selling, general and administrative                 228.5            264.6
     Research and development                            153.2            139.1
     Other operating expense, net                         26.1             28.8
                                                    ----------       ----------
         Total costs and expenses                      1,830.6          1,920.1
                                                    ----------       ----------

Operating loss                                           (11.2)          (199.7)
Gain (loss) on sale of investments                        (0.1)           157.1
Gain on issuance of subsidiary stock, net                  1.6              0.6
Interest income (expense), net                           (19.6)             0.5
                                                    ----------       ----------
Loss before income taxes and minority interests          (29.3)           (41.5)

Income tax benefit                                        11.4              6.3

Minority interests in net income                          (5.8)            (9.2)
                                                    ----------       ----------
Net loss                                            $    (23.7)      $    (44.4)
                                                    ==========       ==========


Loss per share:
     Basic                                          $    (0.09)      $    (0.21)
     Diluted                                             (0.09)           (0.21)
Number of shares used in per share calculations:
     Basic                                               255.0            214.9
     Diluted                                             255.0            214.9



Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger. See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                              (Dollars in millions)
                                   (Unaudited)
                                                         March 4,   February 26,
For the six months ended                                  1999          1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $    (23.7)     $    (44.4)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
      Depreciation and amortization                       408.9           283.6
      Change in assets and liabilities, net
       of effects of acquisition
          Decrease in receivables                           2.0            62.1
          Increase in inventories                         (40.9)          (16.9)
          Increase in accounts payable and accrued
           expenses, net of plant and equipment
           payables                                        15.5            31.0
          Decrease (increase) in deferred income
           taxes                                           (1.1)           10.3
          Increase (decrease) in long-term product
           and process rights liability                     1.3           (34.1)
          Gain on sale and issuance of subsidiary
           stock                                           (1.6)         (157.7)
      Other                                                17.5           (21.2)
                                                     ----------      ----------
Net cash provided by operating activities                 377.9           112.7
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment           (306.2)         (381.3)
Proceeds from sale of subsidiary stock, net of
 MCMS cash                                                   --           235.9
Purchase of available-for-sale and held-to-maturity
 securities                                            (1,945.8)         (482.4)
Proceeds from sales and maturities of securities          655.5           490.5
Proceeds from sale of equipment                            18.6            31.0
Other                                                      (5.4)          (17.2)
                                                     ----------      ----------
Net cash used for investing activities                 (1,583.3)         (123.5)
                                                     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in conjunction with acquisition             681.1              --
Proceeds from issuance of common stock                    576.7             9.9
Proceeds from issuance of debt                             34.0            31.4
Repayments of debt                                        (66.3)          (72.5)
Payments on equipment purchase contracts                 (153.5)          (20.1)
Other                                                       3.5             3.1
                                                     ----------      ----------
Net cash provided by (used for) financing activities    1,075.5           (48.2)
                                                     ----------      ----------

Net decrease in cash and equivalents                     (129.9)          (59.0)
Cash and equivalents at beginning of period               558.8           619.5
                                                     ----------      ----------
Cash and equivalents at end of period                $    428.9      $    560.5
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES
Interest paid                                        $    (30.9)     $    (30.0)
Income taxes (paid) refunded, net                         171.4            (3.4)
Noncash investing and financing activities:
   Equipment acquisitions on contracts payable
    and capital leases                                     55.8            48.7
Cash received in conjunction with acquisition:
   Fair value of assets acquired                     $    949.3      $       --
   Liabilities assumed                                   (138.0)             --
   Debt issued                                           (836.0)             --
   Stock issued                                          (656.4)             --
                                                     ----------      ----------
                                                     $    681.1      $       --
                                                     ==========      ==========

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

     These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 3, 1998.

2.   Supplemental balance sheet information                                        March 4,           September 3,
                                                                                     1999                 1998
-------------------------------------------------------------------------------------------------------------------
Receivables
-------------------------------------------------------------------------------------------------------------------
     Trade receivables                                                           $    443.4            $    294.4
     Income taxes receivable                                                           75.0                 191.9
     Allowance for returns and discounts                                              (14.7)                (11.9)
     Allowance for doubtful accounts                                                   (6.3)                 (6.5)
     Other receivables                                                                 94.5                  21.6
                                                                                 ----------            ----------
                                                                                 $    591.9            $    489.5
                                                                                 ==========            ==========

Inventories
----------------------------------------------------------------------------------------------------------------
     Finished goods                                                              $    159.2            $     93.3
     Work in progress                                                                 146.1                 139.6
     Raw materials and supplies                                                        59.6                  58.7
                                                                                 ----------            ----------
                                                                                 $    364.9            $    291.6
                                                                                 ==========            ==========

Product and process technology
----------------------------------------------------------------------------------------------------------------
     Product and process technology, at cost                                     $    307.8            $    161.7
     Less accumulated amortization                                                    (91.9)                (76.8)
                                                                                 ----------            ----------
                                                                                 $    215.9            $     84.9
                                                                                 ==========            ==========

Property, plant and equipment
----------------------------------------------------------------------------------------------------------------
     Land                                                                        $     42.2            $     34.8
     Buildings                                                                      1,128.6                 915.5
     Equipment                                                                      3,635.3               3,025.7
     Construction in progress                                                         736.7                 704.6
                                                                                 ----------            ----------
     Less accumulated depreciation and amortization                                 5,542.8               4,680.6
                                                                                   (1,961.2)             (1,645.3)
                                                                                 ----------            ----------
                                                                                 $  3,581.6            $  3,035.3
                                                                                 ==========            ==========

     As of March 4, 1999, property, plant and equipment included unamortized costs of $709.5 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $648.8 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of March 4, 1999, it was determined to have no impairment.

     Depreciation expense was $191.1 million and $372.2 million, respectively, for the second quarter and first six months of 1999, and $138.4 million and $267.9 million for the second quarter and first six months of 1998.

                                                                                 March 4,           September 3,
                                                                                   1999                 1998
----------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses
----------------------------------------------------------------------------------------------------------------
     Accounts payable                                                        $    313.3            $    235.6
     Salaries, wages and benefits                                                 102.3                  85.6
     Interest payable                                                              32.1                   7.7
     Taxes payable other than  income                                              31.3                  44.5
     Product and process technology payable                                        27.6                  46.4
     Other                                                                         53.6                  40.9
                                                                             ----------            ----------
                                                                             $    560.2            $    460.7
                                                                             ==========            ==========

Debt
----------------------------------------------------------------------------------------------------------------

     Convertible Subordinated Notes payable, due October 2005, with an effective yield-to-maturity of 8.4%, net of unamortized
        discount of $68.8 million                                            $    671.2            $       --

     Convertible Subordinated Notes payable, due July 2004,
        interest rate of 7%                                                       500.0                 500.0

     Subordinated Notes payable, due October 2005, with an effective yield-to-maturity of 10.6%, net of unamortized discount of
        $40.3 million                                                             169.7                    --

     Notes payable in periodic installments through July 2015,
        weighted average interest rate of 7.39% and 7.38%,
        respectively                                                              299.0                 315.2

     Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of
        7.57% and 7.61%, respectively                                              37.4                  42.2
                                                                             ----------            ----------
                                                                                1,677.3                 857.4

     Less current portion                                                        (102.9)                (98.6)
                                                                             ----------            ----------
                                                                             $  1,574.4            $    758.8
                                                                             ==========            ==========


     The convertible subordinated notes due October 2005 (the "Convertible Notes") with an effective yield-to-maturity of 8.4% have a face value of $740 million, a stated interest rate of 6.5% and are convertible into shares of the company's common stock at $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Convertible Notes have not been registered with the Securities and Exchange Commission, however the holder has registration rights. (See note 7 - "Acquisition").

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

     The Company has a $400 million revolving credit agreement which expires May 2000. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum debt to equity covenant. As of March 4, 1999, MTI had no borrowings outstanding under the agreement.

     Micron Electronics, Inc., an approximately 63% owned subsidiary of the Company ("MEI"), has a $100 million unsecured credit facility expiring in June 2001. Under the credit facility, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of March 4, 1999, MEI was eligible to borrow the full amount under its credit agreements and had no borrowings outstanding under the credit agreement.


3.   Other operating expense, net

     Other operating expense for the second quarter of 1999 includes a $15 million charge to write down certain flat panel display assets, $5 million of loss recognized on joint venture investments, and a $4 million charge for the cost of consolidating the Company's PC operations in Japan. Other operating expense for the first quarter of 1999 was partially offset by $5 million from cancellation of a compensation program.

     Other operating expense for the second quarter of 1998 includes charges of $13 million associated with the Company's PC operations resulting from employee termination benefits and consolidation of domestic and international operations, $3 million for the write off of abandoned in-development software projects, and $4 million related to the disposal and write down of semiconductor memory operations equipment.


4.   Income taxes

     The effective tax rate for the second quarter and first six months of 1999 was 40% and 39%, respectively, primarily reflecting the U.S. corporate income tax rate and the net effect of state taxation. In April 1999, certain of the Company's foreign operations were granted favorable tax treatment. The Company is currently evaluating permanent reinvestment of foreign earnings and anticipates the effective rate will decline by several percentage points. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

     The effective tax rate for the second quarter and first six months of 1998 was 20% and 15%, respectively. The income tax rate for the second quarter and first six months of 1998 also reflects the impact of the write-off of a $4 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations.

5.   Earnings (loss) per share

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

                                                                Quarter ended                 Six months ended
                                                         -----------------------------   -----------------------------
                                                           March 4,       February 26,     March 4,       February 26,
                                                             1999             1998           1999             1998
----------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders,
      Basic and Diluted                                    $     22.4     $    (50.9)      $   (23.7)      $    (44.4)
                                                           ==========     ==========       =========       ==========

Weighted average common stock outstanding - Basic               264.3          215.2            255.0           214.9
Net effect of dilutive stock options                              8.6             --               --              --
                                                           ----------     ----------       ----------      ----------
Weighted average common stock and common
     stock equivalents - Diluted                                272.9          215.2            255.0           214.9
                                                           ==========     ==========       ==========      ==========

Basic earnings (loss) per share                            $     0.08     $    (0.24)      $    (0.09)     $    (0.21)
                                                           ==========     ==========       ==========      ==========
Diluted earnings (loss) per share                          $     0.08     $    (0.24)      $    (0.09)     $    (0.21)
                                                           ==========     ==========       ==========      ==========

Antidilutive shares excluded from computation                     0.3           12.8              0.7            11.0
                                                           ==========     ==========       ==========      ==========

6.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1999. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components.

     The components of comprehensive income are as follows:

                                                                               March 4,             February 26,
For the quarter ended                                                            1999                   1998
----------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                         $     22.4            $    (50.9)
     Foreign currency translation adjustment                                          0.2                  (1.2)
     Unrealized loss on investments                                                  (1.3)                   --
                                                                               ----------            ----------
     Total comprehensive income (loss)                                         $     21.3            $    (52.1)
                                                                               ==========            ==========

                                                                               March 4,             February 26,
For the six months ended                                                         1999                   1998
----------------------------------------------------------------------------------------------------------------

     Net loss                                                                  $    (23.7)           $    (44.4)
     Foreign currency translation adjustment                                           --                  (0.5)
     Unrealized loss on investments                                                  (1.3)                   --
                                                                               ----------            ----------
     Total comprehensive loss                                                  $    (25.0)           $    (44.9)
                                                                               ==========            ==========



7.   Acquisition

     On September 30, 1998, the Company completed its acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments, Inc. ("TI") for a net purchase price of approximately $832.8 million. The Acquisition was consummated through the issuance of debt and equity securities. In connection with the transaction, the Company issued 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of Subordinated Notes. In addition to TI's net memory assets, the Company received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999. The Company made royalty payments to TI under a prior cross license agreement for operations through December 31, 1998.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had taken place at the beginning of each period presented.

                                                                               March 4,             February 26,
For the six months ended                                                         1999                   1998
----------------------------------------------------------------------------------------------------------------
     Net sales                                                                $ 1,874.7               $ 2,203.1
     Net loss                                                                    (39.5)                 (132.2)
     Basic loss per share                                                        (0.15)                  (0.54)
     Diluted loss per share                                                      (0.15)                  (0.54)


     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.


8.   Merger

     On September 14, 1998, the Company completed its merger with Rendition. The Company issued approximately 3.6 million shares of Common Stock in exchange for all of the outstanding stock of Rendition. The merger qualified as a tax-free exchange and was accounted for as a business combination using the "pooling-of-interests" method. Accordingly, the Company's financial statements have been restated to include the results of Rendition for all periods presented. The following table presents a reconciliation of net sales and net income (loss) as previously reported by the Company for the quarter and six months ended February 26, 1998, to those presented in the accompanying consolidated financial statements.


For the quarter ended                                          MTI              Rendition         Combined
------------------------------------------------------------------------------------------------------------
Net sales                                                    $  755.4            $   7.8         $   763.2
Net loss                                                     $  (48.1)           $  (2.8)        $   (50.9)

For the six months ended                                       MTI              Rendition        Combined
------------------------------------------------------------------------------------------------------------
Net sales                                                    $1,710.0            $  10.4         $ 1,720.4
Net loss                                                     $  (38.5)           $  (5.9)        $   (44.4)

9.   Equity investment

     On October 19, 1998, the Company issued to Intel approximately 15.8 million stock rights (the "Rights") for a purchase price of $500 million. The Rights were converted into non-voting Class A Common Stock of the Company on January 14, 1999. The Class A Common Stock represented approximately 6% of the Company's outstanding common stock as of March 4, 1999. The Class A Common Stock will automatically be exchanged for (or converted into) the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Class A Common Stock issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel also has the right to designate a director nominee, acceptable to the Company, to the Company's Board of Directors.

     In consideration for Intel's investment, the Company has agreed to commit to the development of direct Rambus DRAM ("RDRAM") and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the conversion ratio under such formulae (i) unless the price of the Company's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of the Company's common stock at the time of investment), or (ii) if the Company achieves the production and capital expenditure milestones. In addition, if an adjustment occurs, in no event will the Company be obligated to issue more than:
(a) a number of additional shares having a value exceeding $150 million, or (b) 15,810,277 shares.


10.  Joint Ventures

     In connection with the Acquisition, the Company acquired a 30% ownership interest in TECH Semiconductor Singapore Pte. Ltd. ("TECH") and a 25% ownership interest in KMT Semiconductor Limited ("KMT"), formerly KTI Semiconductor Limited. TECH and KMT operate wafer fabrication facilities for the manufacture of DRAM products. TECH, which operates in Singapore, is a joint venture between the Company, the Singapore Economic Development Board, Canon Inc., and Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between the Company and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs."

     The Company has rights and obligations to purchase all of the JVs' production meeting the Company's specifications at pricing determined quarterly. The Company accounts for its investments in these JVs under the equity method. The Company recognized losses on its equity investments in the JVs of $5.4 million and $7.6 million in the second quarter and first six months of 1999, respectively.

     Product purchases from the JVs aggregated $103.5 million and $149.6 million in the second quarter and first six months of 1999, respectively. The Company performed assembly/test services for the JVs totaling $21.5 million and $34.4 million for the second quarter and first six months of 1999, respectively. Aggregate receivables from and payables to the JVs were $22.5 million and $34.0 million, respectively, as of March 4, 1999.


11.  Commitments and contingencies

     As of March 4, 1999, the Company had commitments of approximately $583.8 million for equipment purchases and $23.0 million for the construction of buildings.

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


12.  Subsequent Event

     On March 19, 1999, the Company entered into an agreement to sell certain of its flat panel display assets to PixTech, Inc. ("PixTech"). Pursuant to the terms of the transaction, in exchange for the transfer of certain assets and liabilities to PixTech, the Company will receive 7,133,562 shares of PixTech common stock and warrants to purchase an additional 310,000 shares of PixTech common stock at an approximate exercise price of $2.25. The Company wrote down its flat panel display assets to be sold by $15 million during the second quarter of 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

     The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 3, 1998. All period references are to the Company's fiscal periods ended March 4, 1999, September 3, 1998, or February 26, 1998, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated. All 1998 financial data of the Company has been restated to include the results of operations of Rendition, Inc., which was merged with the Company on September 11, 1998.

Overview

     Micron Technology, Inc. and its subsidiaries are hereinafter referred to collectively as the "Company" or "MTI." The Company designs, develops, manufactures and markets semiconductor memory products, primarily DRAM, and through its approximately 63% owned subsidiary, Micron Electronics, Inc. ("MEI"), develops, markets, manufactures and supports PC systems.

     The semiconductor industry in general, and the DRAM market in particular, experienced severe price declines in recent years. Per megabit prices declined approximately 60% in 1998 following a 75% decline in fiscal 1997 and a 45% decline in fiscal 1996. These market conditions have had an adverse effect on the Company's results of operations. The Company experienced stable per megabit sales prices in the second quarter of 1999 after an 18% increase for the first quarter of 1999, however the Company has experienced per megabit price declines in the third quarter of 1999. The Company is unable to predict pricing conditions for future periods.

     On September 30, 1998, the Company completed the acquisition (the "Acquisition") of substantially all of the semiconductor memory operations (the "Acquired Operations") of Texas Instruments, Inc. ("TI"). The Company's results of operations for the first six months of 1999 reflect five months' results of operations for the Acquired Operations.

Results of Operations

                                            Second Quarter                            Six Months
                                     -------------------------------     -------------------------------
                                         1999               1998              1999              1998
                                     -------------------------------     -------------------------------
Net sales                             $1,025.8            $  763.2        $1,819.4            $1,720.4
Net income (loss)                         22.4               (50.9)          (23.7)              (44.4)
Earnings (loss) per share                 0.08               (0.24)          (0.09)              (0.21)


     Results of operations for the second quarter and first six months of 1999 were adversely affected by a $15 million write down of certain of the Company's flat panel display assets resulting in an after tax loss of $0.03 and $0.04, per share, respectively. (See "Subsequent Event.") For the first quarter of 1999, net loss was $46.2 million, or $0.19 per share, on net sales of $793.6 million.

     Net Sales
                                            Second Quarter                         Six Months
                                     -------------------------------     -------------------------------
                                          1999           1998                1999            1998
                                     -------------------------------     -------------------------------
                                     Net sales   %   Net sales   %       Net sales   %   Net sales   %
                                     --------------- ---------------     --------------- ---------------
Semiconductor memory products        $  697.1   68.0 $  283.4   37.1     $1,106.6   60.8 $  723.5   42.1
PC systems                              309.5   30.1    396.5   52.0        661.6   36.4    841.6   48.9
Other                                    19.2    1.9     83.3   10.9         51.2    2.8    155.3    9.0
                                     --------  ----- --------  -----     --------  ----- --------  -----
    Total net sales                  $1,025.8  100.0 $  763.2  100.0     $1,819.4  100.0 $1,720.4 100.0
                                     ========  ===== ========  =====     ========  ===== ======== =====

     Semiconductor memory products' net sales include MTI semiconductor memory products incorporated in MEI PC products. Such sales totaled $14.8 million and $5.2 million in the second quarters of 1999 and 1998, respectively, and $25.1 million and $17.6 million in the first six months of 1999 and 1998, respectively. "Other" net sales for the second quarter and first six months of 1998 include revenue of $63.0 million and $123.6 million, respectively from MEI's contract manufacturing subsidiary, which was sold in February 1998.

     Net sales of semiconductor memory products for the second quarter and first six months of 1999 increased by 146% and 53%, respectively, as compared to the corresponding periods of 1998. The increase in net sales for these periods was primarily due to an increase in megabits of semiconductor memory sold and was partially offset by comparatively lower average selling prices. Total megabits shipped increased by 272% and 175% for the second quarter and first six months of 1999, respectively, as compared to the corresponding periods of 1998. Megabit shipments increased due to production gains principally resulting from shifts in the Company's mix of semiconductor memory products to higher average density products, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and additional output from the Acquired Operations. Average selling prices per megabit of memory declined 33% comparing the second quarter of 1999 to the second quarter of 1998 and declined 44% comparing the first six months of 1999 to the first six months of 1998. The Company's principal memory product in the second quarter and first six months of 1999 was the 64 Meg synchronous DRAM ("SDRAM"), which comprised approximately 73% and 67%, respectively, of the net sales of semiconductor memory.

     Net sales of semiconductor memory products increased by 70% in the second quarter of 1999 as compared to the first quarter of 1999 principally due to a 75% increase in megabits shipped. Megabit shipments increased primarily due to significant increases in the amount of megabits produced by the Company in the second quarter. In the second quarter of 1999, the Company produced approximately 90% more megabits of memory than in the first quarter due primarily to the transition to the .21(mu) shrink version of the 64 Meg SDRAM and resolution of backend production constraints. Resolution of backend constraints associated with the Company's rapid transition to .21(mu) devices in the first quarter accounted for approximately one-third of the production increases for the second quarter. Also contributing to the increased production was the continued shift in the Company's mix of semiconductor memory products to a higher average density and enhanced yields on existing memory products. Average selling prices per megabit of memory were flat for the second quarter of 1999 as compared to the first quarter of 1999.

     Net sales of PC systems were lower in the second quarter and first six months of 1999 compared to the corresponding periods of 1998 primarily as a result of declines in overall average selling prices of 9% and 14%, respectively. Unit sales declined by 3% comparing the second quarter of 1999 with the second quarter of 1998 and were flat comparing the first six months of 1999 with the first six months of 1998. Net sales of PC systems for the second quarter of 1999 were lower than for the first quarter of 1999 primarily as a result of a 14% decrease in unit sales. Average selling prices for PC systems increased 4%, comparing the second quarter of fiscal 1999 to the first quarter, as a result of a product mix shift to more richly configured systems. Despite the increase in overall average selling price, the Company's full line of PC systems experienced considerable pricing pressure in the second quarter.

   Gross Margin

                                                      Second Quarter                         Six Months
                                               ------------------------------      ------------------------------
                                                 1999     % Change     1998          1999     % Change     1998
                                               ------------------------------      ------------------------------
Gross margin                                    $280.7     1136.6%    $ 22.7        $396.6      70.4%     $232.8
   as a % of net sales                            27.4%                  3.0%         21.8%                 13.5%


     The Company's gross margin percentage on sales of semiconductor memory products for the second quarter and first six months of 1999 was 32% and 23%, respectively, compared to 5% and 22% for the corresponding periods of 1998. The increase in gross margin percentage on sales of semiconductor memory products for the second quarter and first six months of 1999 compared to the corresponding periods in 1998 was primarily the result of decreases in per megabit manufacturing costs. Comparative decreases in per megabit manufacturing costs were achieved primarily through shifts in the Company's mix of semiconductor memory products to higher average density products and transitions to shrink versions of existing products. The effect of these factors was partially offset by decreases in average selling prices, and to a lesser extent, the inclusion of five months of results for the Acquired Operations which have higher per-unit manufacturing costs.

     The gross margin percentage on sales of semiconductor memory products for the first quarter of 1999 was 9%. The increase in gross margin percentage for semiconductor memory products sold in the second quarter of 1999 as compared to the first quarter of 1999 was primarily the result of stable pricing and significant increases in megabit production resulting in decreases in per megabit manufacturing costs. In the second quarter, the Company produced approximately 90% more megabits of memory than in the first quarter due primarily to the transition to the .21(mu) shrink version of the 64 Meg SDRAM and resolution of backend production constraints. Resolution of backend constraints associated with the Company's rapid transition to .21(mu) devices in the first quarter accounted for approximately one-third of the production increases for the second quarter. Also contributing to the increased production was the continued shift in the Company's mix of semiconductor memory products to a higher average density and enhanced yields on existing memory products.

      In connection with the Acquisition, the Company acquired the right and obligation to purchase all of the production meeting its specifications from two joint ventures, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"), formerly KTI Semiconductor Limited. The Company purchases assembled and tested components from the joint ventures at prices determined quarterly and generally representing discounts from the Company's average sales prices. These discounts were lower than gross margins realized by the Company in the second quarter of 1999 on similar products manufactured in the Company's wholly-owned facilities, but were higher than gross margins historically realized in periods of excess supply. In any future reporting period, gross margins resulting from the Company's purchase of joint venture products may positively or negatively impact gross margins otherwise realized for semiconductor memory products manufactured in the Company's wholly-owned facilities.

     The gross margin percentage for the Company's PC operations for the second quarter and first six months of 1999 was 14%, compared to negative 2% and 6% for the corresponding periods of 1998. The gross margin for the Company's PC operations was 15% for the first quarter of 1999. Gross margins in the second quarter of 1998 were significantly adversely affected by write-downs of notebook product inventories. The Company's PC gross margins in the second quarter and first six months of 1999 were affected by increased pricing pressure on PC products. The Company expects to continue to experience significant pressure on its gross margins on sales of its PC systems, particularly for desktop and notebook products, as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

   Selling, General and Administrative
                                                    Second Quarter                           Six Months
                                               ------------------------------     ------------------------------
                                                 1999     % Change     1998         1999     % Change     1998
                                               ------------------------------     ------------------------------
Selling, general and administrative             $125.5      (9.5)%    $138.6       $228.5     (13.6)%    $264.6
   as a % of net sales                            12.2%                 18.2%        12.6%                 15.4%


     Selling, general and administrative expenses were lower in the second quarter and first six months of 1999 as compared to the corresponding periods of 1998 primarily as a result of enhanced operational efficiencies and cost reductions at MEI and the sale of 90% of MEI's interest in its contract manufacturing subsidiary in fiscal 1998. Selling, general and administrative expenses for the second quarter and first six months of 1999 include approximately $15 million and $22 million, respectively, in expense associated with the Acquired Operations. Selling, general and administrative expenses for the first six months of 1998 reflect a $6 million contribution to a university in support of engineering education. The Company is migrating to a comprehensive enterprise resource planning ("ERP") system beginning in the first quarter of 2000. Total capitalized costs for this ERP system may be in excess of $20 million, and the associated depreciation will increase selling, general and administrative expenses in subsequent periods.

     Selling, general and administrative expenses for the second quarter of 1999 increased by 22% as compared to the first quarter of 1999, primarily due to increased costs associated with the Company's semiconductor operations, and to a lesser extent, increased labor costs for the Company's PC operations. The Company's semiconductor operations experienced higher overall levels of selling, general and administrative expenses in the second quarter of

1999 as compared to the first quarter primarily due to its larger and more geographically dispersed operations, particularly in higher labor and information technology expenses. In addition, selling, general and administrative expenses for the second quarter of 1999 include three months of operations for the Acquired Operations, compared to only two months included in the first quarter of 1999.

   Research and Development
                                                    Second Quarter                           Six Months
                                               ------------------------------     ------------------------------
                                                 1999     % Change     1998          1999    % Change     1998
                                               ------------------------------     ------------------------------
Research and development                        $ 85.5      18.8%     $ 72.0       $153.2      10.1%     $139.1
   as a % of net sales                             8.3%                  9.4%         8.4%                  8.1%

     Research and development expenses relating to the Company's semiconductor memory operations, which constitute substantially all of the Company's research and development expenses, vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 Meg SDRAM and design and development of the Company's 128 Meg SDRAM and direct Rambus DRAM ("RDRAM"), Double Data Rate ("DDR"), SyncLink DRAM ("SLDRAM"), Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of graphics accelerator products, PC systems and PC core logic.

     Research and development expenses in the second quarter and first six months of 1999 include costs of resources obtained in the Acquisition being utilized to broaden the Company's range of DRAM product offerings. The expansion of product offerings is considered necessary to support the customer base required for the Company's increased production.

     The Company substantially completed its transition from .25(mu) to .21(mu) process technology at its Boise site early in the second quarter of 1999 and expects the transition from .21(mu) to .18(mu) to occur at its Boise site in late calendar 1999. The Company anticipates that process technology will move to
 .15(mu) line widths in the next few years as needed for the development of future generation semiconductor products. Transitions to smaller line widths at the Acquired Operations are expected to lag behind transitions at the Boise site by several months as process technology development and initial manufacturing is expected to be completed first at the Boise site.

Other Operating expense, net

     Other operating expense for the second quarter of 1999 includes a $15 million charge to write down certain flat panel display assets to be sold, $5 million of loss recognized on joint venture investments, and a $4 million charge for the cost of consolidating the Company's PC operations in Japan. Other operating expense for the second quarter of 1999 was partially offset by a $5 million from cancellation of a compensation program.

     Other operating expense for the second quarter of 1998 includes charges of $13 million associated with the Company's PC operations resulting from employee termination benefits and consolidation of domestic and international operations and $3 million for the write-off of abandoned in-development software projects. In addition, other operating expense for the second quarter of 1998 includes $4 million related to the disposal and write-down of semiconductor memory operations equipment.

Income Taxes

     The effective tax rate for the second quarter and first six months of 1999 was 40% and 39%, respectively, primarily reflecting the U.S. corporate income tax rate and the net effect of state taxation. In April 1999, certain of the Company's foreign operations were granted favorable tax treatment. The Company is currently evaluating permanent reinvestment of foreign earnings and anticipates the effective rate will decline by several percentage points. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

     The effective tax rate for the second quarter and first six months of 1998 was 20% and 15%, respectively. The income tax rate for the second quarter and first six months of 1998 also reflects the impact of the write-off of a $4 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations.

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

     SFAS No. 131 requires public companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Implementation of SFAS No. 131 is required for the Company's year end 1999.

     SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which currently capitalizes costs of purchased internal-use computer software and expenses costs of internally developed internal-use software as incurred, expects to adopt the standard in the first quarter of 2000 for developmental costs incurred in that quarter and thereafter. The adoption is expected to result in an initial decrease in selling, general and administrative expense due to the capitalization of certain ERP costs that are not being capitalized under the Company's current practice. Subsequent period expenses are expected to reflect a higher level of amortization expense resulting from the relatively higher carrying value of the Company's capitalized software accounted for under SOP 98-1.

     SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked-to-market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2000. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.


Liquidity and Capital Resources

     As of March 4, 1999, the Company had cash and liquid investments totaling $1,783 million, representing an increase of $1,133 million during the first six months of 1999. In the first quarter of 1999, the Company received $681 million in conjunction with the Acquisition and $500 million from the sale of stock to Intel Corporation. The Company's other principal source of liquidity during the first six months of 1999 was net cash flow from operations of $378 million. The principal uses of funds during the first six months of 1999 were $306 million for property, plant and equipment expenditures and $220 million for repayments of equipment contracts and debt.

     The Company believes that in order to transition the Acquired Operations to the Company's product and process technology, develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1 billion in 1999 for purchases of equipment and for construction and improvement of buildings, of which it has spent approximately $362 million to date. As of March 4, 1999, the Company had entered into contracts extending into 2000 for approximately $584 million for equipment purchases and approximately $23 million for the construction of facilities.

      The Company has an aggregate of $500 million in revolving credit agreements, including a $400 million agreement expiring in May 2000 which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. As of March 4, 1999, the Company was in compliance with all covenants under the facilities and had no borrowings outstanding under the agreements. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions in the agreements, borrow under the agreements or negotiate satisfactory successor agreements.

     As of March 4, 1999, approximately $369 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor memory operations.


Significant Transactions - Acquisition

     On September 30, 1998, the Company completed its acquisition of substantially all of TI's memory operations. The Acquisition was consummated through the issuance of debt and equity securities. TI received 28.9 million shares of MTI common stock, $740 million principal amount of convertible notes (the "Convertible Notes") and $210 million principal amount of subordinated notes (the "Subordinated Notes"). In addition to TI's net memory assets, the Company received $681 million in cash. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999.

     The MTI common stock, Convertible Notes and Subordinated Notes issued in the transaction have not been registered under the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of MTI common stock. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into 12.3 million shares of MTI common stock at a conversion price of $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July, 2004, and substantially all of the Company's other indebtedness.

     The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and an inactive wafer fabrication facility in Richardson, Texas. Also included in the Acquisition was TI's interest in two joint ventures, TECH and KMT, and TI's rights and obligations to purchase 100% of the joint venture production meeting the Company's specifications. TECH, which operates in Singapore, is now owned by the Company, Canon, Inc., Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett Packard Company, and EDB Investments Pte. Ltd., which is controlled by the Economic Development Board of the Singapore government; and KMT, which operates in Japan, is now owned by the Company and Kobe Steel, Ltd. MTI acquired a 30% interest in TECH and a 25% interest in KMT. The Company filed Form 8-K/A on October 16, 1998, which incorporates historical and pro forma financial information with respect to the Acquisition. Pro forma financial information is also included in the notes to the financial statements in this Form 10-Q.

     Although the Company believes the Acquisition further leverages its technology, the Company anticipates that the Acquisition will continue to have a near term adverse impact upon the Company's results of operations and cash flows. The Company is in the process of transferring its .21(mu) product and process technology into the Acquired Operations (primarily the wholly owned fabrication facilities in Avezzano, Italy and the joint-venture facilities) and expects the transfer to be substantially complete by 1999 calendar year end. Output of the Company's semiconductor memory products has increased directly as a result of the manufacturing capacity obtained in the Acquisition and should increase further as a result of the transfer of the Company's product and process technology to the Acquired Operations. Until the Company is able to complete the transfer of its product and process technology into the Acquired Operations, the Company expects that the per unit costs associated with products manufactured at the Acquired Operations will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho facility, resulting in a near-term adverse impact on the Company's gross margin percentage. The ten-year, royalty-free, life-of-patents, patent cross license entered into with TI resulted in a reduction in the Company's royalty expenses beginning January 1999.


Subsequent Event

      On March 19, 1999, the Company announced an agreement to sell certain of its flat panel display assets to PixTech, Inc. ("PixTech"). Pursuant to the terms of the transaction, in exchange for the transfer of certain assets (including manufacturing equipment and $4.35 million in cash) and liabilities to PixTech, the Company will receive 7,133,562 shares of PixTech Common Stock and warrants to purchase an additional 310,000 shares of PixTech Common Stock at an approximate exercise price of $2.25. The Company wrote down its flat panel display assets by $15 million during the second quarter of 1999. The agreement is contingent upon approval of the Federal Trade Commission and approval of PixTech's stockholders as well as customary closing conditions.


Year 2000

     Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as a result of system failures and business process interruption.

Semiconductor Operations

     The Company has been addressing the Year 2000 computer issue for its semiconductor operations with a plan that began in early 1996. To manage its Year 2000 program, the Company has divided its efforts into the primary program areas of: (i) information technology ("IT"), which includes computer and network hardware, operating systems, purchased development tools, third-party and internally developed software, files and databases, end-user extracts and electronic interfaces; (ii) embedded technology within manufacturing and facilitation equipment; and (iii) external dependencies, which include relationships with suppliers and customers.

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

     As of March 4, 1999, the Ownership and Identification steps were essentially complete for all three program areas: IT, manufacturing and facilitation equipment and external dependencies. The Compliance Testing and Remediation steps are substantially complete for the IT area at the Boise site. The Company is relying in part on TI computer networks, information technology services and licensed software with respect to certain of the recently acquired semiconductor operations, much of which is currently used by TI in its manufacturing processes. The Company is taking various steps to remove its dependence on the TI systems, including the migration to a comprehensive ERP system beginning in September 1999. Nonetheless, dependency upon TI systems will span calendar years 1999 and 2000, and Year 2000 issues may arise. The Company is working with TI to identify and correct any Year 2000 issues, and at this time does not anticipate any material Year 2000 issues with respect to the TI systems. (See "Certain Factors")

     Compliance Testing of semiconductor manufacturing and facilitation equipment is over 80% complete, and Remediation efforts for equipment thus tested is in excess of 85% complete. The Company is working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is expected to be substantially complete by the second calendar quarter of 1999.

     As of March 4, 1999, the Company had incurred aggregate incremental costs of approximately $2 million and estimates it will spend an additional $2 million to address the Year 2000 issue with respect to its semiconductor operations. The Company is executing its Year 2000 readiness plan solely through its employees. Year 2000 Compliance Testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

     With respect to Remediation, the Company has prepared various types of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. Internally, each software and hardware system has been assigned to on-call personnel who are responsible for bringing the system back on line in the event of a failure. Externally, the Company's Year 2000 plan includes identification of alternate sources for providers of goods and services. The Company has completed its internal contingency plans and expects its external contingency plans to be substantially complete by the second calendar quarter of 1999.

PC operations

     The Company's PC operations have been addressing the Year 2000 issue independently of the Company's semiconductor operations. PC operations are addressing the plan in a manner similar to the semiconductor operations.

     With respect to IT systems for the Company's PC operations, MEI believes, as of March 4, 1999, that the inventory and assessment phases are essentially complete and the remediation phase is approximately two-thirds complete. With respect to non-IT systems, the inventory and assessment phases are approximately 95% complete and the remediation phase is approximately 90% complete. MEI estimates August 1999 for completion of remediation of its mission critical IT and non-IT systems, with the remainder of calendar 1999 to be used for resolution of any unforeseen difficulties and quality assurance testing. It is anticipated that risk assessment with respect to mission critical external dependencies will be completed within the third quarter of fiscal 1999. As of March 4, 1999, MEI had incurred aggregate incremental costs of approximately $2 million and estimates it will spend an additional $1 to $2 million to address the Year 2000 issue with respect to its PC operations.

     MEI is in the process of preparing various types of contingency plans to address potential Year 2000 issues. It is currently anticipated that these contingency plans will focus on the possible interruption of supply of key components or services from third-party providers. MEI expects that development of contingency plans for its PC operations will continue through calendar 1999.


Certain Factors

     In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended September 3, 1998, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles, and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, including in recent years.

     The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent years, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The semiconductor industry in general, and the DRAM market in particular, has experienced a severe downturn. Per megabit prices declined approximately 60% in 1998 following a 75% decline in 1997 and a 45% decline in 1996. Per megabit prices were stable in the second quarter of 1999 following an increase in the first quarter of 1999 as compared to the fourth quarter of 1998. The improved per megabit pricing for the first six months of 1999 may not be indicative of pricing in future periods, and in fact the Company has experienced price declines in the third quarter of 1999. In the event that average selling prices decline at a faster rate than the rate at which the Company is able to decrease per unit manufacturing costs, the Company's operations, cash flows and financial condition could be materially adversely affected. Competitors are also aggressively seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide capacity leading to further downward pressure on prices.

     In 1998, many of the Company's Korean and Japanese semiconductor memory competitors were impacted by deteriorating economic conditions in Southeast Asia, resulting in decreased capital investment by Korean and Japanese DRAM manufacturers. Improved economic conditions could increase sources of capital available to finance technology advancements and expansion projects, and likely would result in a significant increase in worldwide supply leading to further downward pricing pressure. In addition, if the Company is successful in the transfer of its product and process technology into the acquired facilities, the amount of worldwide semiconductor memory capacity could increase, resulting in further downward pricing pressure on the Company's semiconductor memory products.

     Approximately 80% of the Company's sales of semiconductor memory products during the second quarter of 1999 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors influencing pricing for the Company's semiconductor memory products.

     On September 30, 1998, the Company acquired substantially all of TI's memory operations. The integration and successful operation of the Acquired Operations is dependent upon a number of factors, including, but not limited to, the Company's ability to transfer its product and process technology in a timely and cost-effective manner into the wholly-owned acquired fabrication facilities in Avezzano, Italy and joint venture facilities. The Company is in the process of transferring its .21(mu) product and process technology into these fabrication facilities and expects the transfer to be substantially complete by the end of calendar 1999. However, there can be no assurance that the Company will be able to meet this timeline. Until such time as the Company is able to complete the transfer of its product and process technology into the acquired fabrication facilities, it is expected that the per unit costs associated with the products manufactured at the acquired fabrication facilities will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho, facility. As a result, it is expected that the Acquisition will continue to have a near term adverse effect on the Company's results of operations and cash flows.

     As the semiconductor industry transitions to higher bandwidth products including RDRAM, DDR and SLDRAM, the Company may encounter difficulties in achieving the semiconductor manufacturing efficiencies that it has historically achieved. The Company's productivity levels, die per wafer yields, and in particular, backend equipment requirements are expected to be affected by a transition to higher bandwidth products. There can be no assurance that the Company will successfully transition to these products or that it will be able to achieve its historical rate of cost per megabit reductions.

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

     The Acquisition is expected to continue to have a significant effect on the Company's future results of operations and cash flows, including, but not limited to: a negative impact on gross margin in the near term due in part to significantly higher per unit manufacturing costs at the Acquired Operations; costs related to the assimilation of the Acquired Operations; increased selling, general and administrative expenses in support of the larger and more geographically dispersed operations; increased research and development expense associated with the Company's efforts to broaden its range of DRAM product offerings; increased interest expense associated with the Convertible Notes and Subordinated Notes issued in the transaction and increased capital spending relating to the wholly-owned Acquired Operations in Avezzano, Italy and Singapore.

     The Company has limited experience in integrating or operating geographically dispersed manufacturing facilities. The integration and operation of the acquired facilities has placed, and continues to place, strains on the Company's management and information systems resources. Failure by the Company to effectively manage the integration of the acquired facilities could have a material adverse effect on the Company's results of operations.

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

     In accordance with the transition services agreement, the Company will rely in part on TI computer networks and information technology services with respect to certain of the Acquired Operations. During this period and beyond, the Company will also be utilizing software obtained or licensed from TI to conduct specific portions of the business. Dependency upon TI systems will span calendar years 1999 and 2000, during which period Year 2000 issues may arise. The Company is planning for the migration to a comprehensive ERP system beginning in September 1999, which is expected to eliminate some of the Company's dependence on TI systems. Failure to successfully implement the first stages of this ERP system would complicate the Company's dependence upon TI systems. If unforeseen difficulties are encountered in ending the Company's reliance upon TI's software, hardware or services or in segregating the companies' information technology operations or with Year 2000 issues, the Company's results of operations could be materially adversely affected.

     International sales comprised approximately 30% and 29%, respectively, of the Company's net sales in the second quarter and first six months of 1999, as compared to 20% in 1998. The Company expects international sales to continue to increase in 1999 as a result of the Acquisition. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, export duties, changes to import and export regulations, possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. While to date these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

      In connection with the Acquisition, the Company acquired the right and obligation to purchase all of the production meeting its specifications from two joint ventures, TECH and KMT. The Company purchases assembled and tested components from the joint ventures at prices determined quarterly, which generally results in discounts from the Company's worldwide average sales prices. These discounts were lower than gross margins realized by the Company in the second quarter of 1999 on similar products manufactured in the Company's wholly-owned facilities, but are higher than gross margins historically realized in periods of relatively abundant supply. At any future reporting period, gross margins for semiconductor memory products resulting from the Company's purchase of joint venture products may positively or negatively impact gross margins depending on the then existing relationship of average selling prices to the Company's cost per unit sold for product manufactured in its wholly-owned facilities.

     The Company's operating results are significantly impacted by the operating results of its consolidated subsidiaries, particularly MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, MEI's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs and semiconductor memory products, seasonal government purchasing cycles, inventory obsolescence, MEI's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by MEI and its competitors and global market and economic conditions. Changing circumstances, including but not limited to, changes in the Company's core operations, uses of capital, strategic objectives and market conditions, could result in the Company changing its ownership interest in its subsidiaries.

     The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. The Company's PC operations compete with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer, Inc. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces and are now beginning to sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company continues to experience significant pressure on its PC operating results as a result of intense competition in the PC industry, consumer expectations of more powerful PC systems at lower prices and the relatively recent introduction and proliferation of products in the "sub-$1,000" PC market.

     Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor memory operations. The Company has an aggregate of $500 million in revolving credit agreements, including a $400 million agreement expiring in May 2000, which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing could hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

     As of March 4, 1999, TI and Intel held an aggregate of 44,743,369 shares of common stock, representing 17% of the Company's total outstanding common stock. These shares have not been registered with the Securities and

Exchange Commission ("SEC"), however TI and Intel each have registration rights. Until such time as TI and Intel substantially reduce their holdings of Company common stock, the Company may be hindered in obtaining new equity capital. As of March 4, 1999, the Company had convertible subordinated notes with a face value of $500 million outstanding which are registered with the SEC and are convertible into 7,413,997 shares of common stock. TI holds notes with a face value of $740 million which are convertible into 12,333,333 shares of common stock. TI's resale of these notes could limit the Company's ability to raise capital through the issuance of additional convertible debt instruments.

     Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of March 4, 1999, the Company had invested approximately $710 million in the Lehi facility. Timing of completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. The Company's results of operations and financial position for the first six months of 1999 reflect a higher volume of foreign currency transactions and account balances than in previous periods related to the foreign operations obtained through the Acquisition. As of March 4, 1999, the Company held aggregate cash and receivables in foreign currency valued at approximately US $32 million and aggregate foreign currency payables valued at approximately US $64 (including long-term liabilities denominated in Italian Lira valued at approximately US $18 million). Foreign currency receivables and payables are comprised primarily of Italian Lira, Singapore Dollars, British Pounds and Japanese Yen. The Company is currently evaluating its long-term risk management policy regarding foreign currency exposure.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following are filed as a part of this report:

     Exhibit
     Number           Description of Exhibit
     -------          ----------------------------------------------------------
     3.2              Certificate of Sixth Amendment to the Certificate of
                      Incorporation
     27               Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K or Form 8-K/A during the fiscal quarter ended March 4, 1999:

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Micron Technology, Inc.
                                                -------------------------------
                                                (Registrant)




Dated:  April 7, 1999                           /s/ Wilbur G. Stover, Jr.
                                                -------------------------------
                                                Wilbur G. Stover, Jr., Vice
                                                President of Finance and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)