Form 10-Q
period 1999-06-03
MICRON TECHNOLOGY INC
filed 1999-07-16
CIK 723125

                                   FORM 10-Q

                                   _________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    _________

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarter period ended June 3, 1999

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                    _________


                       Commission File Number:  1-10658

                            Micron Technology, Inc.


    State or other jurisdiction of incorporation or organization:  Delaware

                                   _________


       Internal Revenue Service - Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho  83716-9632
                                (208) 368-4000

                                   _________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___
                                              ---

   The number of outstanding shares of the registrant's Common Stock as of July 8, 1999 was 250,777,049 shares of Common Stock and 15,810,277 shares of Class A Common Stock.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
                  (Dollars in millions, except for par value)

                                                                        June 3,      September 3,
As of                                                                    1999           1998
--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
Cash and equivalents                                                  $  350.6       $  558.8
Liquid investments                                                     1,309.9           90.8
Receivables                                                              561.5          489.5
Inventories                                                              441.5          291.6
Prepaid expenses                                                          18.5            8.5
Deferred income taxes                                                     72.8           61.7
                                                                      --------       --------
  Total current assets                                                 2,754.8        1,500.9

Product and process technology, net                                      213.8           84.9
Property, plant and equipment, net                                     3,644.5        3,035.3
Other assets                                                             172.5           82.4
                                                                      --------       --------
  Total assets                                                        $6,785.6       $4,703.5
                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                 $  597.3       $  460.7
Short-term debt                                                             --           10.1
Deferred income                                                           13.0            7.5
Equipment purchase contracts                                              81.8          168.8
Current portion of long-term debt                                        105.2           98.6
                                                                      --------       --------
  Total current liabilities                                              797.3          745.7

Long-term debt                                                         1,553.6          758.8
Deferred income taxes                                                    264.3          284.2
Other liabilities                                                         82.0           61.4
                                                                      --------       --------
  Total liabilities                                                    2,697.2        1,850.1
                                                                      --------       --------

Minority interests                                                       162.9          152.1

Commitments and contingencies

Common Stock, $0.10 par value, authorized 1.0 billion shares, issued
 and outstanding 250.6 million and 217.1 million shares respectively      25.1           21.7
Class A Common Stock, $0.10 par value, authorized 32 million shares,
 issued and outstanding 15.8 million shares                                1.6             --
Additional capital                                                     1,837.4          565.4
Retained earnings                                                      2,062.9        2,114.3
Accumulated other comprehensive loss                                      (1.5)          (0.1)
                                                                      --------       --------
  Total shareholders' equity                                           3,925.5        2,701.3
                                                                      --------       --------
  Total liabilities and shareholders' equity                          $6,785.6       $4,703.5
                                                                      ========       ========

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.
See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statement of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)

                                                                      June 3,        May 28,
For the quarter ended                                                  1999           1998
---------------------------------------------------------------------------------------------
Net sales                                                             $ 863.8        $  612.7
                                                                      -------        --------
Costs and expenses:
  Cost of goods sold                                                    674.8           606.0
  Selling, general and administrative                                   124.1           111.4
  Research and development                                               81.6            70.7
  Other operating expense, net                                           11.1             3.4
                                                                      -------        --------
     Total costs and expenses                                           891.6           791.5
                                                                      -------        --------

Operating loss                                                          (27.8)         (178.8)
Gain on issuance of subsidiary stock, net                                  --             0.2
Interest income (expense), net                                          (14.4)            0.5
                                                                      -------        --------
Loss before income taxes and minority interests                         (42.2)         (178.1)

Income tax benefit                                                       17.1            70.8

Minority interests in net income                                         (2.6)           (2.1)
                                                                      -------        --------
Net loss                                                              $ (27.7)       $ (109.4)
                                                                      =======        ========

Loss per share:
  Basic                                                               $ (0.10)       $  (0.51)
  Diluted                                                               (0.10)          (0.51)

Number of shares used in per share calculations:
  Basic                                                                 266.3           215.8
  Diluted                                                               266.3           215.8

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statement of Operations
               (Amounts in millions, except for per share data)
                                  (Unaudited)

                                                                      June 3,         May 28,
For the nine months ended                                              1999            1998
---------------------------------------------------------------------------------------------
Net sales                                                             $2,683.2       $2,333.2
Costs and expenses:
  Cost of goods sold                                                   2,097.6        2,093.6
  Selling, general and administrative                                    352.7          376.0
  Research and development                                               234.7          209.9
  Other operating expense, net                                            37.3           32.1
                                                                      --------       --------
     Total costs and expenses                                          2,722.3        2,711.6
                                                                      --------       --------

Operating loss                                                           (39.1)        (378.4)
Gain (loss) on sale of investments and subsidiary stock, net              (0.1)         157.1
Gain on issuance of subsidiary stock, net                                  1.6            0.8
Interest income (expense), net                                           (34.0)           1.0
                                                                      --------       --------
Loss before income taxes and minority interests                          (71.6)        (219.5)

Income tax benefit                                                        28.5           77.1

Minority interests in net income                                          (8.3)         (11.4)
                                                                      --------       --------
Net loss                                                              $  (51.4)      $ (153.8)
                                                                      ========       ========

Loss per share:
  Basic                                                               $  (0.20)      $  (0.72)
  Diluted                                                                (0.20)         (0.72)

Number of shares used in per share calculations:
  Basic                                                                  258.8          215.2
  Diluted                                                                258.8          215.2

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.

See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                              June 3,                  May 28,
For the nine months ended                                                       1999                    1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $    (51.4)              $ (153.8)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                                  612.9                  434.7
    Change in assets and liabilities, net of effects of acquisition and sale of MCMS
      Decrease in receivables                                                       32.4                   17.9
      Decrease (increase) in inventories                                          (117.7)                  52.4
      Increase (decrease) in accounts payable and accrued
        expenses, net of plant and equipment payables                               41.9                  (45.0)
      Tax effect of stock options in additional paid in capital                     36.9                    3.7
      Increase (decrease) in long-term product and process
        rights liability                                                             1.8                  (33.4)
      Gain on sale and issuance of subsidiary stock                                 (1.6)                (157.9)
    Other                                                                            8.8                  (13.3)
                                                                              ----------               --------
Net cash provided by operating activities                                          564.0                  105.3
                                                                              ----------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                    (513.8)                (564.2)
Proceeds from sale of subsidiary stock, net of MCMS cash                              --                  235.9
Purchase of available-for-sale and held-to-maturity securities                  (2,368.4)                (611.3)
Proceeds from sales and maturities of securities                                 1,116.1                  796.6
Other                                                                                3.6                    9.2
                                                                              ----------               --------
Net cash used for investing activities                                          (1,762.5)                (133.8)
                                                                              ----------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received in conjunction with acquisition                                      681.1                     --
Proceeds from issuance of common stock                                             583.7                   15.2
Proceeds from issuance of debt                                                      34.0                   31.4
Repayments of debt                                                                 (93.4)                 (99.4)
Payments on equipment purchase contracts                                          (218.6)                 (32.5)
Other                                                                                3.5                    1.1
                                                                              ----------               --------
Net cash provided by (used for) financing activities                               990.3                  (84.2)
                                                                              ----------               --------

Net decrease in cash and equivalents                                              (208.2)                (112.7)
Cash and equivalents at beginning of period                                        558.8                  621.5
                                                                              ----------               --------
Cash and equivalents at end of period                                         $    350.6               $  508.8
                                                                              ==========               ========
SUPPLEMENTAL DISCLOSURES
Interest paid                                                                 $    (67.4)              $  (36.1)
Income taxes refunded (paid), net                                                  185.5                  (41.3)

Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases                   135.3                  130.2

Cash received in conjunction with acquisition:
  Fair value of assets acquired                                               $    949.3               $     --
  Liabilities assumed                                                             (138.0)                    --
  Debt issued                                                                     (836.0)                    --
  Stock issued                                                                    (656.4)                    --
                                                                              ----------               --------
                                                                              $   (681.1)              $     --
                                                                              ==========               ========

Certain fiscal 1998 amounts have been restated as a result of a pooling-of-interests merger.

See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
              (All tabular dollar amounts are stated in millions)


1.   Unaudited interim financial statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company" or "MTI"), and their consolidated results of operations and cash flows. The Company has restated its prior period financial statements, as a result of the merger with Rendition, Inc. ("Rendition") which was accounted for as a business combination using the pooling-of-interests method.

     These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 3, 1998.

2.    Supplemental balance sheet information           June 3,        September 3,
                                                        1999              1998
----------------------------------------------------------------------------------

Receivables
----------------------------------------------------------------------------------
  Trade receivables                                    $ 409.1          $    294.4
  Income taxes receivable                                 87.7               191.9
  Allowance for returns and discounts                    (23.9)              (11.9)
  Allowance for doubtful accounts                         (7.9)               (6.5)
  Other receivables                                       96.5                21.6
                                                       -------          ----------
                                                       $ 561.5          $    489.5
                                                       =======          ==========

Inventories
----------------------------------------------------------------------------------
  Finished goods                                       $ 238.6          $     93.3
  Work in progress                                       146.6               139.6
  Raw materials and supplies                              56.3                58.7
                                                       -------          ----------
                                                       $ 441.5          $    291.6
                                                       =======          ==========

Product and process technology
----------------------------------------------------------------------------------
  Product and process technology, at cost              $  315.7         $    161.7
  Less accumulated amortization                          (101.9)             (76.8)
                                                       --------         ----------
                                                       $  213.8         $     84.9
                                                       ========         ==========

Property, plant and equipment
----------------------------------------------------------------------------------
  Land                                                 $   42.2         $     34.8
  Buildings                                             1,130.6              915.5
  Equipment                                             3,840.8            3,025.7
  Construction in progress                                734.7              704.6
                                                       --------         ----------
                                                        5,748.3            4,680.6
  Less accumulated depreciation and amortization       (2,103.8)          (1,645.3)
                                                       --------         ----------
                                                       $3,644.5         $  3,035.3
                                                       ========         ==========

     As of June 3, 1999, property, plant and equipment included total unamortized costs of $709.5 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $649.1 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of June 3, 1999, it was determined to have no impairment.

     Depreciation expense was $196.9 million and $569.1 million, respectively, for the third quarter and first nine months of 1999, and $139.0 million and $406.9 million for the third quarter and first nine months of 1998.


                                                                      June 3,        September 3,
                                                                       1999              1998
-------------------------------------------------------------------------------------------------

Accounts payable and accrued expenses
-------------------------------------------------------------------------------------------------
  Accounts payable                                                    $    353.4     $    235.6
  Salaries, wages and benefits                                              86.9           85.6
  Interest payable                                                          27.1            7.7
  Taxes payable other than income                                           23.6           44.5
  Product and process technology payable                                    40.2           46.4
  Other                                                                     66.1           40.9
                                                                      ----------     ----------
                                                                      $    597.3     $    460.7
                                                                      ==========     ==========
Debt
-------------------------------------------------------------------------------------------------
  Convertible Subordinated Notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized
    discount of $66.8 million                                         $    673.2     $       --
  Convertible Subordinated Notes payable, due July 2004,
    interest rate of 7%                                                    500.0          500.0
  Subordinated Notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of
    $39.2 million                                                          170.8             --
  Notes payable in periodic installments through July 2015,
    weighted average interest rate of 7.37% and 7.38%,
    respectively                                                           279.9          315.2
  Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of
    7.55% and 7.61%, respectively                                           34.9           42.2
                                                                      ----------     ----------
                                                                         1,658.8          857.4
  Less current portion                                                    (105.2)         (98.6)
                                                                      ----------     ----------
                                                                      $  1,553.6     $    758.8
                                                                      ==========     ==========

The convertible subordinated notes due October 2005 (the "Convertible Notes") with an effective yield-to-maturity of 8.4% have a face value of $740 million, a stated interest rate of 6.5% and are convertible into shares of the Company's common stock at $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Convertible Notes have not been registered with the Securities and Exchange Commission, however the holder has registration rights. (See note 7 - "Acquisition")

     The 7% convertible subordinated notes due July 2004 are convertible into shares of the Company's common stock at $67.44 per share. The notes are redeemable through July 2001 if the common stock price is at least $87.67 for a specified trading period. The notes were offered under a $1 billion shelf registration statement pursuant to which the Company may issue from time to time up to $500 million of additional debt or equity securities. The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

     The Company has a $400 million secured revolving credit agreement which expires May 2000. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum debt to equity covenant. As of June 3, 1999, MTI had no borrowings outstanding under the agreement.

     Micron Electronics, Inc. ("MEI"), an approximately 63% owned subsidiary of the Company, has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of June 3, 1999, MEI was eligible to borrow the full amount under its credit agreement but had no borrowings outstanding.

3.   Other operating expense, net

     Other operating expense for the third quarter of 1999 includes a net $13.4 million loss from the write down and disposal of semiconductor memory operations equipment. Other operating expense for the first nine months of 1999 includes a $15.0 million second quarter charge to write down certain flat panel display assets, partially offset by a $5.1 million reduction in employee benefit accruals in the third quarter and $5.2 million from cancellation of a compensation program in the second quarter.

     Other operating expense for the first nine months of 1998 includes charges associated with PC operations of $13.0 million resulting from employee termination benefits and consolidation of domestic and international operations and $5.2 million from the write off of software development costs, as well as $9.3 million related to the disposal and write down of semiconductor memory operations equipment.

4.   Income taxes

     The effective tax rate for the third quarter and first nine months of 1999 was approximately 40%, primarily reflecting the U.S. corporate income tax rate and the net effect of state taxation. The Company is currently evaluating permanent reinvestment of foreign earnings associated with certain of the Company's international operations which have been granted favorable tax treatment. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

     The effective tax rate for the third quarter and first nine months of 1998 was 40% and 35%, respectively. The income tax rate for the third quarter and first nine months of 1998 reflects the write off in the second quarter of 1998 of a $4 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations.

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

                                                               Quarter ended            Nine months ended
                                                            June 3,      May 28,       June 3,      May 28,
                                                             1999         1998          1999         1998
---------------------------------------------------------------------------------------------------------------
Net loss available for common shareholders,
   Basic and Diluted                                        $  (27.7)    $  (109.4)    $   (51.4)   $   (153.8)
                                                            ========     =========     =========    ==========

Weighted average common stock outstanding - Basic              266.3         215.8         258.8         215.2
Net effect of dilutive stock options                              --            --            --            --
                                                            --------     ---------     ---------    ----------

Weighted average common stock and common stock
 equivalents - Diluted                                         266.3         215.8         258.8         215.2
                                                            ========     =========     =========    ==========

Basic loss per share                                        $  (0.10)    $   (0.51)    $   (0.20)   $    (0.72)
                                                            ========     =========     =========    ==========

Diluted loss per share                                      $  (0.10)    $   (0.51)    $   (0.20)   $    (0.72)
                                                            ========     =========     =========    ==========

Antidilutive shares excluded from computation                    6.0          12.6           0.6          10.9
                                                            ========     =========     =========    ==========

6.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1999. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components.

     The components of comprehensive income are as follows:

                                                  June 3,        May 28,
For the quarter ended                              1999           1998
--------------------------------------------------------------------------------
  Net loss                                        $  (27.7)      $ (109.4)
  Unrealized loss on investments                      (0.1)            --
                                                  --------       --------
  Total comprehensive loss                           (27.8)        (109.4)
                                                  ========       ========

                                                  June 3,        May 28,
For the nine months ended                          1999           1998
--------------------------------------------------------------------------------
  Net loss                                        $  (51.4)      $ (153.8)
  Foreign currency translation adjustment               --           (0.5)
  Unrealized loss on investments                      (1.4)            --
                                                  --------       --------
  Total comprehensive loss                        $  (52.8)      $ (154.3)
                                                  ========       ========

7.   Acquisition

     On September 30, 1998, the Company completed its acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments Incorporated ("TI") for a net purchase price of approximately $832.8 million. The Acquisition was consummated through the issuance of debt and equity securities. In connection with the transaction, the Company issued 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of subordinated notes. In addition to TI's net memory assets, the Company received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999. The Company made royalty payments to TI under a prior cross license agreement for operations through December 31, 1998.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had taken place at the beginning of each period presented.

                                                  June 3,        May 28,
For the nine months ended                          1999           1998
--------------------------------------------------------------------------
  Net sales                                       $2,738.5       $2,958.9
  Net loss                                           (68.7)        (433.9)
  Basic loss per share                               (0.26)         (1.78)
  Diluted loss per share                             (0.26)         (1.78)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.

8.   Merger

     On September 14, 1998, the Company completed its merger with Rendition. The Company issued approximately 3.6 million shares of Common Stock in exchange for all of the outstanding stock of Rendition. The merger qualified as a tax-free exchange and was accounted for as a business combination using the "pooling-of-interests" method. Accordingly, the Company's financial statements have been restated to include the results of Rendition for all periods presented. The following table presents a reconciliation of net sales and net income (loss) as previously reported by the Company for the quarter and nine months ended May 28, 1998, to those presented in the accompanying consolidated financial statements.

For the quarter ended                   MTI            Rendition      Combined
--------------------------------------------------------------------------------
  Net sales                             $  609.9       $  2.8         $  612.7

  Net loss                              $ (106.1)      $ (3.3)        $ (109.4)

For the nine months ended               MTI            Rendition      Combined
--------------------------------------------------------------------------------
  Net sales                             $2,320.0       $ 13.2         $2,333.2

  Net loss                              $ (144.7)      $ (9.1)        $ (153.8)

9.   Equity investment

     On October 19, 1998, the Company issued to Intel approximately 15.8 million stock rights (the "Rights") for a purchase price of $500 million. The Rights were converted into non-voting Class A Common Stock of the Company on January 14, 1999. The Class A Common Stock represented approximately 6% of the Company's outstanding common stock as of June 3, 1999. The Class A Common Stock will automatically be converted into the Company's common stock upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. The Class A Common Stock issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. The Company and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel also has the right to designate a director nominee, acceptable to the Company, to the Company's Board of Directors.

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

10.  Joint Ventures

     In connection with the Acquisition, the Company acquired a 30% ownership interest in TECH Semiconductor Singapore Pte. Ltd. ("TECH") and a 25% ownership interest in KMT Semiconductor Limited ("KMT"). TECH and KMT operate wafer fabrication facilities for the manufacture of DRAM products. TECH, which operates in Singapore, is a joint venture between the Company, the Singapore Economic Development Board, Canon Inc., and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between the Company and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs." The Company has rights and obligations to purchase all of the production meeting its specifications from the JVs at prices determined quarterly. In addition, the Company is a party to various agreements whereby the Company receives fees for services performed on behalf of the JVs. All JV transactions are recognized as part of the net cost of JV output. The Company accounts for its investments in these JVs under the equity method.

     The Company is amortizing the purchase price allocated to the JV supply arrangements on a straight-line basis over the remaining contractual life of the arrangements. Amortization expense from the JV supply arrangements was $0.7 million and $1.9 million, respectively, for the third quarter and first nine months of 1999.

     The Company incurred net costs of $106.1 million and $221.3 million for product purchases from the JVs in the third quarter and first nine months of 1999, respectively. The Company sold semiconductor memory manufacturing equipment to the JVs totaling $2.1 million and $3.5 million in the third quarter and first nine months of 1999, respectively. Aggregate receivables from and payables to the JVs were $45.5 million and $42.8 million, respectively, as of June 3, 1999.

11.  Commitments and contingencies

     As of June 3, 1999, the Company had commitments of approximately $585.6 million for equipment purchases and $46.2 million for the construction of buildings.

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

12.  Asset Sale

     On May 19, 1999, the Company completed the sale of certain of its flat panel display assets to PixTech, Inc. ("PixTech"). Pursuant to the terms of the transaction, in exchange for the transfer of certain assets (including manufacturing equipment and $4.35 million in cash) and liabilities to PixTech, the Company received 7,133,562 shares of PixTech Common Stock and warrants to purchase an additional 310,000 shares of PixTech Common Stock at an exercise price of $2.25. The Company wrote down its flat panel display assets by $15 million during the second quarter of 1999 in anticipation of this transaction.

13.  Subsequent Event

     Subsequent to the end of the third quarter, the Company decided to discontinue funding of its radio frequency identification development ("RFID") efforts as the Company continues to focus its resources on its core semiconductor efforts. It is anticipated that the Company's majority owned RFID subsidiary, Micron Communications, Inc., will cease operations in the fourth quarter of 1999 resulting in a consolidated pre-tax charge of $9 to $12 million.

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

     On September 30, 1998, the Company completed the acquisition (the "Acquisition") of substantially all of the semiconductor memory operations (the "Acquired Operations") of Texas Instruments Incorporated ("TI"). The Company's results of operations for the first nine months of 1999 reflect eight months' results of operations for the Acquired Operations.

     The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 3, 1998. All period references are to the Company's fiscal periods ended June 3, 1999, September 3, 1998, or May 28, 1998, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated. All 1998 financial data of the Company has been restated to include the results of operations of Rendition, Inc., which was merged with the Company on September 11, 1998.

Results of Operations

                               Third Quarter                Nine Months
                           ---------------------       ---------------------
                             1999         1998           1999         1998
                           ---------------------       ---------------------
Net sales                  $863.8        $ 612.7       $2,683.2     $2,333.2
Net income (loss)           (27.7)        (109.4)         (51.4)      (153.8)
Earnings (loss) per share   (0.10)         (0.51)         (0.20)       (0.72)

     Per megabit pricing for the Company's semiconductor memory products declined approximately 26% and 39%, respectively, for the third quarter and first nine months of 1999 as compared to the corresponding periods of 1998. Average selling prices per megabit for the Company's entire line of semiconductor memory products declined 21% comparing the third quarter of 1999 to the second quarter of 1999. Average selling prices for the Company's primary product, the 64 Meg Synchronous DRAM ("SDRAM") declined by 27% in the same period. This deterioration in average selling prices has had an adverse effect on the Company's results of operations. The Company is unable to predict pricing conditions for future periods.

     For the second quarter of 1999, net income was $22 million, or $0.08 per share, on net sales of $1,026 million. Results of operations for the first nine months of 1999 were adversely affected by a $15 million write down of certain of the Company's flat panel display assets in the second quarter.

  Net Sales

                                                   Third Quarter                                     Third Quarter
                                        ------------------------------------              -------------------------------------
                                             1999                 1998                         1999                 1998
                                        ------------------------------------              -------------------------------------
                                        Net Sales    %      Net Sales    %                Net Sales    %      Net Sales    %
                                        ------------------------------------              -------------------------------------
Semiconductor memory products           $ 593.0      68.7   $ 290.2     47.4              $ 1,699.6    63.3   $ 1,013.8    43.4
PC systems                                270.8      31.3     310.3     50.6                  932.4    34.8     1,151.9    49.4
Other                                       0.0       0.0      12.2      2.0                   51.2     1.9       167.5     7.2
                                        -------     -----   -------    -----              ---------   -----   ---------   -----
    Total net sales                     $ 863.8     100.0   $ 612.7    100.0              $ 2,683.2   100.0   $ 2,333.2   100.0
                                        =======     =====   =======    =====              =========   =====   =========   =====

     Semiconductor memory products' net sales include MTI semiconductor memory products incorporated in MEI PC products. Such sales totaled $10.6 million and $5.8 million in the third quarters of 1999 and 1998, respectively, and $35.7 million and $23.4 million in the first nine months of 1999 and 1998, respectively. "Other" net sales for the first nine months of 1998 include revenue of $123.6 million from MEI's contract manufacturing subsidiary, which was sold in February 1998.

  Net sales of semiconductor memory products for the third quarter and first nine months of 1999 increased by 104% and 68%, respectively, as compared to the corresponding periods of 1998. The increase in net sales for these periods was primarily due to an increase in megabits of semiconductor memory sold and was partially offset by lower average selling prices. Total megabits sold increased by approximately 175% for both the third quarter and first nine months of 1999, as compared to the corresponding periods of 1998. Megabit sales increased as the Company increased its market share with major OEMs and expanded its customer base. The Company's ability to meet these increased shipments was the result of production gains principally due to shifts in the Company's mix of semiconductor memory products to higher average density products, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and, to a lesser extent, additional output from the Acquired Operations. Average selling prices per megabit of memory declined 26% comparing the third quarter of 1999 to the third quarter of 1998 and declined 39% comparing the first nine months of 1999 to the first nine months of 1998. The Company's principal memory product in the third quarter and first nine months of 1999 was the 64 Meg SDRAM, which comprised approximately 66% of the net sales of semiconductor memory for
these periods.   Net sales of semiconductor memory products decreased by 15% in the third quarter of 1999 as compared to the second quarter of 1999 principally due to a 21% decline in per megabit pricing, partially offset by an 8% increase in total megabits sold.

  Net sales of PC systems were lower in the third quarter and first nine months of 1999 compared to the corresponding periods of 1998 primarily as a result of declines in overall average selling prices of 6% and 13%, respectively. Unit sales were relatively flat comparing the third quarter and first nine months of 1999 with the corresponding periods of 1998. Net sales of PC systems for the third quarter of 1999 were lower than for the second quarter of 1999 primarily as a result of a 13% decrease in unit sales. Declining sales in the consumer business, partially offset by an increase in commercial and government sales, was the primary reason for the overall decline in sales of the Company's PC systems. Average selling prices for PC systems were relatively flat comparing the third quarter of 1999 with the second quarter of 1999.

  Gross Margin

                                                        Third Quarter                  Nine Months
                                               ----------------------------   ---------------------------
                                                  1999    % Change    1998      1999    % Change    1998
                                               ----------------------------   ---------------------------
Gross margin                                     $189.0    2,720.9%  $ 6.7     $585.6      144.4%  $239.6
 as a % of net sales                               21.9%               1.1%      21.8%               10.3%

  The Company's gross margin percentage on sales of semiconductor memory products was 23% for the third quarter and first nine months of 1999, compared to (20)% and 10%, respectively, for the corresponding periods of 1998. The increase in gross margin percentage on sales of semiconductor memory products for the third quarter and first nine months of 1999 compared to the corresponding periods in 1998 was primarily the result of decreases in per megabit manufacturing costs. Comparative decreases in per megabit manufacturing costs were achieved primarily through shifts in the Company's mix of semiconductor memory products to higher average density products and transitions to shrink versions of existing products. The effect of these factors was partially offset by decreases in average selling prices, and to a lesser extent, the inclusion of eight months of results for the Acquired Operations which have higher per-unit manufacturing costs.

  The gross margin percentage on the Company's semiconductor memory products for the second quarter of 1999 was 32%. The decline in gross margin percentage for semiconductor memory products in the third quarter as compared to the second quarter of 1999 was primarily the result of the 21% decline in average selling prices per megabit of memory. The effect on gross margin of this decline in average selling prices was partially offset by decreases in per megabit manufacturing costs achieved through continued increases in production efficiencies, including ongoing transitions to shrink versions of existing memory products, shifts in the Company's mix of semiconductor memory products to higher average density products, and an increase in the number of wafers processed. In the third quarter of 1999, the Company produced approximately 17% more megabits of memory than in the second quarter.

  In connection with the Acquisition, the Company acquired the right and obligation to purchase all of the production meeting its specifications from two joint ventures, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." The Company purchases assembled and tested components from the JVs at prices determined quarterly and which are based on the Company's average sales prices. Primarily as a result of the rate of decline in average selling prices, the Company essentially broke even on gross margins for JV products sold in the third quarter of 1999. In any future reporting period, gross margins resulting from the Company's sales of JV product may positively or negatively impact gross margins otherwise realized for semiconductor memory products manufactured in the Company's wholly-owned facilities.

  The gross margin percentage for the Company's PC operations for the third quarter and first nine months of 1999 was 16% and 15%, respectively, compared to 19% and 10% for the corresponding periods of 1998. The gross margin for the Company's PC operations was 14% for the second quarter of 1999. The gross margin in the first nine months of 1998 was negatively impacted by a decline in average selling prices of the Company's notebook products. Absent the effects of sales of notebook systems in the third quarter of 1998 which were sold at prices higher than anticipated in the write down of such products in the preceding quarter, the Company's overall PC gross margin percentage would have been approximately 17% in the third quarter of 1998. PC gross margins in the third quarter of 1999 improved from the second quarter of 1999 primarily due to better product line management and reduced levels of product returns. The Company expects to continue to experience significant pressure on PC gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

  Selling, General and Administrative

                                                         Third Quarter                  Nine Months
                                               ------------------------------  ---------------------------
                                                  1999    % Change    1998       1999    % Change    1998
                                               ------------------------------  ---------------------------
Selling, general and administrative              $124.1       11.4%  $111.4     $352.7      (6.2)%  $376.0
 as a % of net sales                               14.4%               18.2%      13.1%               16.1%

  Selling, general and administrative expenses were higher in the third quarter and lower in the first nine months of 1999 as compared to the corresponding periods of 1998. Selling, general and administrative expenses for the Company's PC operations decreased substantially for these comparative periods primarily as a result of enhanced operational efficiencies and cost reductions achieved by the Company's PC operations and the sale of 90% of MEI's interest in its contract manufacturing subsidiary in fiscal 1998. Selling, general and administrative expenses associated with the Company's semiconductor memory operations increased significantly for the third quarter and first nine months of 1999 as compared to the corresponding periods of 1998 and include approximately $11 million and $33 million, respectively, in expenses associated with the Acquired Operations. Selling, general and administrative expenses for the first nine months of 1998 reflect a $6 million contribution to a university in support of engineering education. Selling, general and administrative expenses were flat comparing the third quarter to the second quarter of 1999. Implementation of new business software systems within the Company's semiconductor memory operations may increase depreciation expense by up to $3 million per quarter by the end of fiscal 2000.

  Research and Development

                                                       Third Quarter                 Nine Months
                                               ---------------------------  ----------------------------
                                                  1999   % Change    1998      1999    % Change    1998
                                               ---------------------------  ----------------------------
Research and development                         $81.6       15.4%  $70.7     $234.7       11.8%  $209.9
 as a % of net sales                               9.4%              11.5%       8.7%                9.0%

  Research and development expenses relating to the Company's semiconductor memory operations, which constitute substantially all of the Company's research and development expenses, vary primarily with the number of wafers processed, personnel costs, and the cost of advanced equipment dedicated to new product and process development. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 and 128 Meg SDRAMs and on design and development of the Company's 256 Meg SDRAM and direct Rambus DRAM ("RDRAM"), Double Data Rate ("DDR"), SyncLink DRAM ("SLDRAM"), Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of graphics accelerator products, PC systems and PC core logic.

  Research and development expenses in the third quarter and first nine months of 1999 include costs of resources obtained in the Acquisition being utilized to broaden the Company's range of DRAM product offerings. The expansion of product offerings is considered necessary to support the customer base required for sale of the Company's increased production.

  The Company substantially transitioned all operations from .25 micron (u) to .21u process technology at its Boise site early in the second quarter of 1999 and expects to further transition such operations to .18u in late calendar 1999. The Company anticipates that process technology will move to .15u line widths in the next few years as needed for the development of future generation semiconductor products. Transitions to smaller line widths at the Acquired Operations are expected to lag behind transitions at the Boise site by several months as process technology development and initial manufacturing is expected to be completed first at the Boise site.

  Other Operating Expense, net

  Other operating expense for the third quarter of 1999 includes a net $13 million loss from the write down and disposal of semiconductor memory operations equipment. Other operating expense for the first nine months of 1999 includes a $15 million second quarter charge to write down flat panel display assets, partially offset by a $5 million reduction in employee benefit accruals in the third quarter and $5 million from the cancellation of a compensation program in the second quarter.

  Other operating expense for the first nine months of 1998 includes charges associated with the Company's PC Operations of $13 million resulting from employee termination benefits and consolidation of domestic and international operations and $5 million from the write off of software development costs, as well as $9 million related to the disposal and write down of semiconductor memory operations equipment.

  It is anticipated that the Company will record a consolidated pre-tax charge of $9 to $12 million to other expense in the fourth quarter as the result of the discontinuation of its radio frequency identification ("RFID") development efforts. (See "Subsequent Event")

  Income Taxes

  The effective tax rate for the third quarter and first nine months of 1999 was approximately 40%, primarily reflecting the U.S. corporate income tax rate and the net effect of state taxation. The Company is currently evaluating permanent reinvestment of foreign earnings associated with certain of the Company's international operations which have been granted favorable tax treatment. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

  The effective tax rate for the third quarter and first nine months of 1998 was 40% and 35%, respectively. The income tax rate for the first nine months of 1998 reflects the write off in the second quarter of 1998 of a $4 million deferred tax asset relating to the Company's consolidation of its NetFRAME enterprise server operations.

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

  SFAS No. 131 requires public companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision-makers. Implementation of SFAS No. 131 is required for the Company's year end 1999.

  SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which currently capitalizes costs of purchased internal-use computer software and expenses costs of internally developed internal-use software as incurred, expects to adopt the standard in the first quarter of 2000 for developmental costs incurred in that quarter and thereafter. The adoption is expected to result in an initial decrease in selling, general and administrative expense due to the capitalization of certain business system software costs that are not being capitalized under the Company's current practice. Subsequent period expenses are expected to reflect a higher level of depreciation expense resulting from the relatively higher carrying value of the Company's capitalized software accounted for under SOP 98-1.

  SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The Company is currently evaluating the effect SFAS 133 will have on its future results of operations and financial position.

Liquidity and Capital Resources


  As of June 3, 1999, the Company had cash and liquid investments totaling $1.7 billion, representing an increase of $1.0 billion during the first nine months of 1999. In the first quarter of 1999, the Company received $681 million in conjunction with the Acquisition and $500 million from the sale of stock to Intel Corporation. The Company's other principal source of liquidity during the first nine months of 1999 was net cash flow from operations of $564 million.
The principal uses of funds during the first nine months of 1999 were $514 million for property, plant and equipment expenditures, $312 million for repayments of equipment contracts and debt and a $118 million increase in inventory.

  The Company believes that in order to transition the Acquired Operations to the Company's product and process technology, develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1 billion in 1999 for purchases of equipment and for construction and improvement of buildings, of which it has spent approximately $649 million to date. As of June 3, 1999, the Company had entered into contracts extending into 2000 for approximately $586 million for equipment purchases and approximately $46 million for the construction of facilities.

  The Company has an aggregate of $500 million in revolving credit agreements, including a $400 million secured agreement expiring in May 2000 which contains certain restrictive covenants pertaining to the Company's semiconductor memory operations, including a maximum total debt to equity ratio. As of June 3, 1999, the Company was in compliance with all covenants under the facilities and had no borrowings outstanding under the agreements. There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions in the agreements, borrow under the agreements or negotiate satisfactory successor agreements.

  As of June 3, 1999, approximately $363 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor memory operations

Significant Transactions - Acquisition

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

  The MTI common stock, Convertible Notes and Subordinated Notes issued in the transaction have not been registered under the Securities Act of 1933, as amended, and are, therefore, subject to certain restrictions on resale. The Company and TI entered into a securities rights and restrictions agreement as part of the transaction which provides TI with certain registration rights and places certain restrictions on TI's voting rights and other activities with respect to shares of MTI common stock. The Convertible Notes and the Subordinated Notes issued in the transaction bear interest at the rate of 6.5% and have a term of seven years. The Convertible Notes are convertible into 12.3 million shares of MTI common stock at a conversion price of $60 per share. The Convertible Notes are not subject to redemption prior to October 2000 and are redeemable from that date through October 2002 only if the common stock price is at least $78.00 for a specified trading period. The Subordinated Notes are subordinated to the Convertible Notes, the Company's outstanding 7% Convertible Subordinated Notes due July, 2004, and substantially all of the Company's other indebtedness.

  The assets acquired by the Company in the Acquisition include a wafer fabrication operation in Avezzano, Italy, an assembly/test operation in Singapore, and an inactive wafer fabrication facility in Richardson, Texas. Also included in the Acquisition was TI's minority interest in two joint ventures, TECH and KMT, and TI's rights and obligations to purchase 100% of the joint venture production meeting the Company's specifications. TECH, which operates in Singapore, is now owned by the Company, Canon, Inc., Hewlett-Packard Singapore (Private) Limited, a subsidiary of Hewlett Packard Company, and EDB Investments Pte. Ltd., which is controlled by the Economic Development Board of the Singapore government; and KMT, which operates in Japan, is now owned by the Company and Kobe Steel, Ltd. MTI acquired a 30% interest in TECH and a 25% interest in KMT. The Company filed Form 8-K/A on October 16, 1998, which incorporates historical and pro forma financial information with respect to the Acquisition. Pro forma financial information is also included in the notes to the financial statements in this Form 10-Q.

  Although the Company believes the Acquisition further leverages its technology, the Company anticipates that the Acquisition will continue to have a near term adverse impact upon the Company's results of operations and cash flows. The Company is in the process of transferring its .21u and .18u product and process technology into the Acquired Operations (primarily the wholly owned fabrication facilities in Avezzano, Italy and the joint-venture facilities) and expects the transfer to be substantially complete by 1999 calendar year end. Output of the Company's semiconductor memory products has increased directly as a result of the manufacturing capacity obtained in the Acquisition and should increase further as a result of the transfer of the Company's product and process technology to the Acquired Operations. Until the Company is able to complete the transfer of its product and process technology into the Acquired Operations, the Company expects that the per unit costs associated with products manufactured at the Acquired Operations will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho facility, resulting in a near-term adverse impact on the Company's gross margin percentage. The ten-year, royalty-free, life-of-patents, patent cross license entered into with TI resulted in a reduction in the Company's royalty expenses beginning January 1999.

Subsequent Event

  Subsequent to the end of the third quarter, the Company decided to discontinue funding of its RFID development efforts as the Company continues to focus its resources on its core semiconductor efforts. It is anticipated that the Company's majority owned RFID subsidiary, Micron Communications, Inc., will cease operations in the fourth quarter resulting in a consolidated pre-tax charge of $9 to $12 million.

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

  As of June 3, 1999, the Ownership and Identification steps were essentially complete for all three program areas: IT, manufacturing and facilitation equipment and external dependencies. The Compliance Testing and Remediation steps are substantially complete for the IT area at the Boise site. The Company is relying in part on TI computer networks, information technology services and licensed software with respect to certain of the recently acquired semiconductor operations, much of which is currently used by TI in its manufacturing processes. The Company is taking various steps to remove its dependence on the TI systems, including the implementation of new business systems beginning in September 1999. Nonetheless, dependency upon TI systems will span calendar years 1999 and 2000, and Year 2000 issues may arise. The Company is working with TI to identify and correct any Year 2000 issues, and at this time does not anticipate any material Year 2000 issues with respect to the TI systems. (See "Certain Factors")

  Compliance Testing of semiconductor manufacturing and facilitation equipment is over 85% complete, and Remediation efforts for tested equipment is in excess of 90% complete. The Company is working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is substantially complete.

  As of June 3, 1999, the Company had incurred aggregate incremental costs of approximately $2.5 million and estimates it will spend an additional $1 million to address the Year 2000 issue with respect to its semiconductor operations. The Company is executing its Year 2000 readiness plan solely through its employees. Year 2000 Compliance Testing and reprogramming is being done in conjunction with other ongoing maintenance and reprogramming efforts.

  With respect to Remediation, the Company has prepared various types of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. Internally, each software and hardware system has been assigned to on-call personnel who are responsible for bringing the system back on line in the event of a failure. Externally, the Company's Year 2000 plan includes identification of alternate sources for providers of goods and services. The Company has completed its internal contingency plans and expects its external contingency plans to be substantially complete by the third calendar quarter of 1999.

PC operations

  The Company's PC operations have been addressing the Year 2000 issue independently but in a manner similar to the Company's semiconductor operations.

  With respect to IT systems for the Company's PC operations, MEI believes, as of June 3, 1999, that the inventory, assessment and remediation phases are essentially complete, and quality assurance testing is approximately 25% complete. With respect to non-IT systems, the inventory and assessment phases are essentially complete and the remediation phase is approximately 90% complete. MEI estimates August 1999 for completion of remediation of its mission critical IT and non-IT systems, with the remainder of calendar 1999 to be used for resolution of any unforeseen difficulties and quality assurance testing. As of June 3, 1999, MEI had incurred aggregate incremental costs of approximately $2 million and estimates it will spend an additional $1 to $2 million to address the Year 2000 issue with respect to its PC operations.

  MEI's contingency plan generally contemplates replacement or alternative sources of those goods and services necessary to the Company's manufacturing and business operations. MEI expects that development of contingency plans for its PC operations will continue through calendar 1999.

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

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply has outpaced growth in worldwide demand in recent years, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The Company's finished goods inventory increased substantially during the third quarter due to the current market oversupply of semiconductor memory products and the expansion of the Company's mix of semiconductor memory product offerings. The semiconductor industry in general, and the DRAM market in particular, has experienced a severe downturn. Per megabit prices declined approximately 60% in 1998 following a 75% decline in 1997 and a 45% decline in 1996 and pricing is down approximately 39% for the first nine months of 1999 as compared to the first nine months of 1998. The Company is unable to predict pricing conditions for future periods. In the event that average selling prices continue to decline at a faster rate than the rate at which the Company is able to decrease per unit manufacturing costs, the Company's operations, cash flows and financial condition would be increasingly adversely affected.

  The Company and its competitors are seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide capacity leading to further downward pressures on prices. Consolidation by competitors in the semiconductor memory industry may place the Company at a disadvantage in competing with competitors that have greater capital resources and could create the potential for greater worldwide investment in semiconductor memory capacity which could further exert downward pressure on prices. In 1998, many of the Company's Korean and Japanese semiconductor memory competitors were impacted by deteriorating economic conditions in Southeast Asia, resulting in decreased capital investment by Korean and Japanese DRAM manufacturers. Recent evidence of economic improvement in the region, particularly Korea, could indicate increased sources of capital may be or may become available to finance technology advancements and expansion projects, and could result in a significant increase in worldwide supply leading to further downward pricing pressure. In addition, if the Company is successful in the transfer of its product and process technology into the acquired fabrication facilities, the amount of worldwide semiconductor memory capacity could increase, resulting in further downward pricing pressure on the Company's semiconductor memory products.

  Approximately 85% of the Company's sales of semiconductor memory products during the third quarter of 1999 were directly into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth of sales of PC systems or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer inventory management strategies, or end user demand, which are significant factors that influence prices for the Company's semiconductor memory products.

  On September 30, 1998, the Company acquired substantially all of TI's memory operations. The integration and successful operation of the Acquired Operations is dependent upon a number of factors, including, but not limited to, the Company's ability to transfer its product and process technology in a timely and cost-effective manner into the wholly-owned acquired fabrication facility and joint venture facilities. The Company is in the process of transferring its
 .21 (micron) and .18 (micron) product and process technology into these fabrication facilities and expects the transfer to be substantially complete by the end of calendar 1999. However, there can be no assurance that the Company will be able to meet this timeline. Until such time as the Company is able to complete the transfer of its product and process technology into the acquired fabrication facilities, it is expected that the per unit costs associated with the products manufactured at the acquired fabrication facilities will continue to significantly exceed the per unit costs of products manufactured at the Company's Boise, Idaho, facility. As a result, it is expected that the Acquisition will continue to have a near term adverse effect on the Company's results of operations and cash flows.

  Over the past several years the Company's productivity gains have continued to increase its semiconductor memory output. In addition, as a result of the Acquisition the Company expects its production levels to increase further in the future. In recent periods, sales of additional output have been achieved by increasing market share with several of the Company's larger OEM customers, and through sales to a broader customer base including accounts of lesser size and potentially lesser financial stability. In the event the Company is unable to further increase its market share with OEM customers, broaden its customer base, or experiences reductions in the level of OEM orders, the Company's results of operations and cash flows could be adversely affected.

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance. As the semiconductor industry transitions to higher bandwidth products including RDRAM, DDR and SLDRAM, the Company may encounter difficulties in achieving the semiconductor manufacturing efficiencies that it has historically achieved. The Company's productivity levels, die per wafer yields, and in particular, backend test and assembly equipment requirements are expected to be affected by a transition to higher bandwidth products, likely resulting in higher per megabit production costs. There can be no assurance that the Company will successfully transition to these products or that it will be able to achieve its historical rate of cost per megabit reductions.

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

  In accordance with the transition services agreement, the Company continues to rely in part on TI computer networks and information technology services with respect to certain of the Acquired Operations. During this period and beyond, the Company will also be utilizing software obtained or licensed from TI to conduct specific portions of the business. Dependency upon TI systems will span calendar years 1999 and 2000, during which period Year 2000 issues may arise. The Company is planning for the implementation of new business systems beginning in September 1999, which is expected to eliminate some of the Company's dependence on TI systems. Failure to successfully implement the first stages of these successor business systems would complicate the Company's dependence upon TI systems. If unforeseen difficulties are encountered in ending the Company's reliance upon TI's software, hardware or services or in segregating the companies' information technology operations or with Year 2000 issues, the Company's results of operations could be materially adversely affected.

  In connection with the Acquisition, the Company acquired the right and obligation to purchase all of the production meeting its specifications from its JVs. The Company purchases assembled and tested components from the JVs at prices determined quarterly and which are based on the Company's average sales prices. Primarily as a result of the rate of decline in average selling prices, the Company essentially broke even on gross margins for JV products sold in the third quarter of 1999. In any future reporting period, gross margins resulting from the Company's sales of JV product may positively or negatively impact gross margins otherwise realized for semiconductor memory products manufactured in the Company's wholly-owned facilities. In an ongoing industry condition of relative over supply, both TECH and KMT may experience financial conditions requiring additional financing to sustain operations. There can be no assurance that TECH or KMT will be able to secure adequate financing, thereby potentially impacting the Company's supply of product from one or both of these JVs.

  International sales comprised approximately 27% and 28%, respectively, of the Company's net sales in the third quarter and first nine months of 1999, as compared to 20% in 1998. The Company expects international sales to continue to increase as a result of the Acquisition. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, export duties, changes to import and export regulations, possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of international laws and, in certain parts of the world, political instability. While to date these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

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

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products, and rapidly declining component costs. The Company's PC operations compete with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corp. and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company continues to experience significant pressure on its PC operating results as a result of intense competition in the PC industry, consumer expectations of more powerful PC systems at lower prices and the relatively recent introduction and proliferation of products in the "sub-$1,000" PC markets.

  Historically, the Company has reinvested substantially all cash flow from semiconductor memory operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor memory operations. The Company has an aggregate of $500 million in revolving credit agreements, $100 million of which is available to PC operations and $400 million of which is available to semiconductor memory operations. The $400 million facility expires in May 2000 and the $100 million facility expires in June 2001. There can be no assurance that either or both of the facilities will be renewed. Each of the respective facilities contains certain financial and other restrictive covenants pertaining to the Company's operations. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing could hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

  As of June 3, 1999, TI and Intel held an aggregate of 44,743,369 shares of common stock, representing 17% of the Company's total outstanding common stock. These shares have not been registered with the Securities and Exchange Commission ("SEC"), however TI and Intel each have registration rights. Until such time as TI and Intel substantially reduce their holdings of Company common stock, the Company may be hindered in obtaining new equity capital. As of June 3, 1999, the Company had convertible subordinated notes with a face value of $500 million outstanding which are registered with the SEC and are convertible into 7,413,997 shares of common stock. TI holds notes with a face value of $740 million which are convertible into 12,333,333 shares of common stock. TI's resale of these notes could limit the Company's ability to raise capital through the issuance of additional convertible debt instruments.

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of June 3, 1999, the Company had invested approximately $710 million in the Lehi facility. Timing of completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------


  Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates, and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. The Company's results of operations and financial position for the first nine months of 1999 reflect a higher volume of foreign currency transactions and account balances than in previous periods related to the foreign operations obtained through the Acquisition. As of June 3, 1999, the Company held aggregate cash and receivables in foreign currency valued at approximately US $41 million and aggregate foreign currency payables valued at approximately US $87 million (including long-term liabilities denominated in Italian Lira valued at approximately US $17 million). Foreign currency receivables and payables are comprised primarily of Italian Lira, Singapore Dollars, Japanese Yen and British Pounds.

                          Part II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------


  The registrant's 1998 Annual Meeting of Shareholders was held on January 14, 1999. At the meeting, the following items were submitted to a vote of the shareholders:

  (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.


                               Votes             Votes Cast
  Name of Nominee             Cast For        Against/Withheld
  ----------------            --------        ----------------

  Steven R. Appleton         225,154,554         2,618,813
  James W. Bagley            225,343,551         2,429,816
  Robert A. Lothrop          225,138,478         2,634,889
  Thomas T. Nicholson        225,312,482         2,460,885
  Don J. Simplot             225,100,462         2,672,905
  John R. Simplot            225,274,734         2,498,633
  Gordon C. Smith            225,317,612         2,455,755
  William P. Weber           225,346,282         2,427,085


  (b) The amendment to the Company's Certificate of Incorporation was approved with 177,536,151 votes in favor, 16,854,355 votes against, 1,030,526 abstentions and 32,352,335 broker non-votes.

  (c) The amendment to the 1989 Employee Stock Purchase Plan was approved with 222,791,913 votes in favor, 3,771,250 votes against, 1,210,204 abstentions and 0 broker non-votes.

  (d) The 1998 Non-Employee Director Stock Incentive Plan was approved with 206,171,261 votes in favor, 20,189,950 votes against, 1,412,155 abstentions and 0 broker non-votes.

  (e) The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 2, 1999 was approved with 226,747,712 votes in favor, 360,382 votes against, 665,273 abstentions and 0 broker non-votes.

Item 5.  Other Matters
----------------------

  On July 7, 1999, the Company filed a report on Form 8-K relating to the resignation of Mr. John R. Simplot from the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following are filed as a part of this report:

     Exhibit
     Number     Description of Exhibit
     ------     -----------------------------------------------

     3.7        By-laws of the Registrant, as amended
     10.110     1994 Stock Option Plan
     10.128     Nonstatutory Stock Option Plan
     10.132     1998 Nonstatutory Stock Option Plan
     10.139     1989 Employee Stock Purchase Plan
     10.140     1998 Non-Employee Director Stock Incentive Plan
     27         Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended June 3, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Micron Technology, Inc.
                              -------------------------------------------------
                              (Registrant)



Dated:    July 16, 1999       /s/ Wilbur G. Stover, Jr.
                              -------------------------------------------------
                              Wilbur G. Stover, Jr., Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)