Form 10-K405
period 1999-09-02
MICRON TECHNOLOGY INC
filed 1999-11-09
CIK 723125

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended       September 2, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from         to

Commission file number               1-10658


                            Micron Technology, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                             75-1618004
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)               Identification No.)

8000 S. Federal Way, P.O. Box 6, Boise, Idaho             83707-0006
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:
            Title of each class              Name of each exchange on which
Common Stock, par value $.10 per share         registered New York Stock
                                                       Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on September 2, 1999, as reported by the New York Stock Exchange, was approximately $13.4 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's common stock as of October 29, 1999, was 253,628,373 shares of common stock and 15,810,277 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for registrant's 1999 Annual Meeting of Shareholders to be held on January 18, 2000, are incorporated by reference into
Part III of this Annual Report on Form 10-K.


                                     1/57

                                     PART I

Item 1.  Business

  The following discussion may contain trend information and other forward-looking statements (including, for example, statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors." All period references are to the Company's fiscal periods ended September 2, 1999, September 3, 1998, or August 28, 1997, unless otherwise indicated. All 1998 and 1997 financial data of the Company has been restated to include the results of operations of Rendition, Inc., which was merged into the Company on September 11, 1998.


General

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." The Company's PC operations are operated through Micron Electronics, Inc. ("MEI"), a 63% owned, publicly-traded subsidiary of MTI.

  On September 30, 1998, MTI completed the acquisition of substantially all of the semiconductor memory operations of Texas Instruments Incorporated ("TI"). As a result of the acquisition, the Company now operates a fabrication facility in Avezzano, Italy, an assembly and test facility in Singapore and a design engineering center in Richardson, Texas. MTI also has interests in two joint venture wafer fabrication facilities in Singapore and Japan. The Company's results of operations for fiscal 1999 reflect eleven months results of operations for the acquired operations.

  MTI, a Delaware corporation, was incorporated in 1978. MTI's executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000. MEI's executive offices are located at 900 East Karcher Road, Nampa, Idaho 83687-3045 and its telephone number is (208) 898-3434.

  In connection with the preparation of its Consolidated Financial Statements for 1999, the Company implemented a recently issued accounting standard which calls for information regarding the Company's operations to be reported by segments. The Company is organized into two primary operating segments pursuant to its primary product categories: "Semiconductor operations" and "PC operations." Reference is made to the information regarding net sales, operating profit and identifiable assets by reportable segments and net sales by geographic region, under the heading "Operating Segment and Geographic Information" in the "Notes to Consolidated Financial Statements."


Products and Services

  Semiconductor operations

  The Company's semiconductor operations focus primarily on the design, development and manufacture of leading edge semiconductor memory products. In recent periods, the Company's customers have demanded a wider variety of packaging and configuration options, architectures and performance characteristics to meet their particular needs. Industry experts expect this proliferation of products to continue as technological advances in the PC and electronics industries require different memory solutions.

     Dynamic Random Access Memory ("DRAM"). DRAM is the Company's primary semiconductor memory product. A DRAM is a high density, low-cost-per-bit, random access memory component which stores digital

                                     2/57
information in the form of bits and provides high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in PC systems. The DRAM market is diversifying, with customers demanding specific memory solutions to meet their particular memory needs. The Company is committed to offering customers multiple DRAM solutions and maintaining long-term support of those solutions. DRAM sales (exclusive of intersegment sales) represented approximately 64%, 42% and 45% of the Company's total net sales in 1999, 1998 and 1997, respectively.

     Synchronous DRAMs ("SDRAMs") are memory components which operate faster than standard DRAMs, due in part to the addition of a clock input that synchronizes all operations and allows PC systems to transfer data at faster rates, allowing subsystems to maintain pace with high speed CPUs and graphics engines. The Company's primary product during 1999 was the 64 Meg SDRAM, available in multiple configurations, speeds and package types. The Company is in the process of ramping volume production of the 128 Meg SDRAM and expects to transition to the 128 Meg SDRAM as its primary product by the end of calendar
2000.   The Company offers PC100 and PC133 64 Meg and 128 Meg SDRAMs.  These devices, which in some cases have the same functionality as higher bandwidth DRAMS, are primarily used in high-performance PCs. PC133 is a faster speed grade SDRAM and is a cost-effective, incremental technology improvement over PC100.

     The Company has developed higher bandwidth DRAM products such as Double Date Rate ("DDR") SDRAM and Direct Rambus(TM) DRAM ("RDRAM(R)"). DDR SDRAM is a wide-bus memory solution that leverages off of existing SDRAM technology by supporting data transfers on both edges of each clock cycle effectively doubling the memory chip's data throughput. The Company anticipates that DDR SDRAM will be widely used in high-end server, workstation and desktop applications. The Company expects to offer DDR SDRAM in 64 Meg and 128 Meg configurations in fiscal 2000. RDRAM is a technology that uses a narrow bus, high speed memory interface and is expected to be used in high-performance PC applications and servers. The Company announced sampling of RDRAM products in August 1999 and expects to be positioned to meet the demand for RDRAM as the market for RDRAM develops.

     The Company continues to produce lower bandwidth DRAM products such as extended data out ("EDO") and fast page mode ("FPM") and earlier generation products such as the 16 Meg DRAM in order to support major OEM customer needs.

     Other Semiconductor Memory Products. Other semiconductor memory products produced by the Company include Static Random Access Memory ("SRAM") and Flash ("Flash") memory devices. SRAM is a semiconductor device which performs memory functions much the same as DRAM, but does not require memory cells to be electronically refreshed and operates faster than DRAM. The Company produces SRAMs for the high-performance, or "Very Fast," sector which are used in applications that require a "buffer" or "cache" of high speed memory between the CPU and main DRAM memory. Flash components are non-volatile semiconductor devices that retain memory content when the power is turned off and are electrically erasable and reprogrammable. Flash devices are used in digital cellular phones, networking applications, workstations, servers and PCs. Sales of SRAM and Flash products together represented less than 3% of the Company's total net sales in each of 1999, 1998 and 1997.

   PC operations

     PC Systems and Services. The Company's PC operations develop, market, manufacture, sell and support a wide range of desktop and notebook PC systems and network servers and sell, resell and support a variety of additional peripherals, software and services. These PC systems use microprocessors manufactured by Intel Corporation ("Intel"). The Company's PC systems are assembled to order with differing processing and memory configurations as well as various operating systems and application software. The Company's Mservices(TM) line is a portfolio of enhanced support and professional services.

     The Company's current product lines include: the high-performance Millennia line of PC systems targeted for consumer, business and government users; the ClientPro(TM), which is a scalable and affordable line of managed PCs designed as a network solution for businesses demanding computing stability and performance; the Transport Trek2(TM) notebook, designed for affordable desktop-like performance for business applications; the TransPort NX, designed for ultimate desktop-like performance for small business and Small-Office-Home-Office "SOHO" applications and NetFRAME(R) series workgroup servers which provide server solutions specifically

                                     3/57
designed for small to medium sized businesses and for decentralized remote locations and departments. Net sales of PC systems (exclusive of intersegment sales) represented 33%, 49% and 43% of the Company's total net sales for 1999, 1998 and 1997, respectively.

     E-Services. The Company offers a variety of e-services to its customers. Through Micron Internet Services, the Company provides internet access, including integrated information systems solutions encompassing data, video, voice and software applications. Through HostPro, the Company offers a full range of web-hosting services ranging from e-commerce solutions to multimedia technologies.

     Subsequent to the end to the fiscal year, the Company's PC operations announced the introduction of "Subscription Computing." Through Subscription Computing, customers receive one monthly bill for a customized combination of hardware, hardware and software services, internet access, web hosting and e-commerce services. The Company anticipates making significant strategic investments during fiscal 2000 in support of e-services and Subscription Computing.


Manufacturing

  Semiconductor operations

  The Company is a global leader in the manufacture of semiconductor memory products. The Company's manufacturing process technology is developed at its research and development wafer fabrication facility in Boise, Idaho and then deployed to its two manufacturing fabs in Boise, its Avezzano, Italy fab and its two joint venture fabs, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). (TECH and KMT are collectively referred to herein as the "JVs.") The Company focuses on developing leading edge manufacturing processes that maximize throughput of high quality memory components.

  The manufacturing of the Company's semiconductor products is a complex process and involves a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of the Company's semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques and the effective deployment of these techniques across multiple facilities. Cost per unit is primarily a function of die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, the yield of acceptable die produced on each wafer and labor productivity. Product costs are also affected by MTI's arrangements with the JVs, including supply agreements which allow MTI to purchase JV products at a discount to its average selling prices. Other factors which contribute to manufacturing costs are wafer size, number of fabrication steps, cost and sophistication of the manufacturing equipment, equipment utilization, process complexity, package type and cleanliness. The Company is continuously enhancing its production processes, reducing the die size of existing products and increasing capacity utilization throughout its worldwide operations. The Company is in the process of transferring its .18 micron(u) product and process technology capability to Avezzano, TECH and KMT and expects the transfer to be substantially complete by the end of calendar 1999.

  Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, equipment does not consistently perform flawlessly and minute impurities, defects in the photomasks or other difficulties in the process may cause a substantial percentage of the wafers to be scrapped or individual circuits to be nonfunctional. The success of the Company's manufacturing operations is largely dependent on its ability to minimize such impurities and to maximize its yield of acceptable, high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes. The Company is able to recover certain nonstandard devices by testing and grading them to their highest level of functionality.

  After fabrication, each silicon wafer is separated into individual die. Functional die are connected to external leads by extremely fine wire and are assembled into plastic packages. Each completed package is then inspected, sealed and tested. The assembly process uses high-speed automatic systems such as wire bonders, as well as semi-automatic plastic encapsulation and solder systems. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, through the utilization of its proprietary AMBYX line of intelligent test and burn-in systems, the Company simultaneously conducts circuit testing of all die

                                     4/57
during the burn-in process, capturing quality and reliability data and reducing testing time and cost. Assembly and test of the Company's products is completed at its Boise and Singapore facilities. All the Company's manufacturing facilities operate 24 hours per day, 7 days per week.

     Joint Ventures. In connection with the acquisition of substantially all of TI's memory operations in September 1998, MTI acquired interests in TECH and KMT. TECH and KMT operate wafer fabrication facilities for the manufacture of DRAM products. TECH, which operates in Singapore, is a joint venture between MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd.

     MTI has made significant progress in the transfer of its product and process technology to the JVs and expects to complete the transfer of its .18
(u) product and process technology capability in late calendar 1999. Subject to certain terms and conditions, MTI has agreed to purchase all of the JV production. Certain joint venture partners have the right to buy a portion of TECH's output from the Company. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to the JVs. MTI also performs assembly and test services on products manufactured by the JVs. The net cost of products purchased from the JVs, amounting to $322 million in 1999, reflects all transactions with the JVs.

     Historically the JVs have required external financing to transition to the latest generation technologies. In the event either the JVs are unable to secure adequate financing, the Company's results of operations and cash flows could be adversely affected.

  PC operations

  The Company's PC manufacturing process is designed to provide custom-configured products to its customers and includes assembling components, loading software and testing each system prior to shipment. The Company's PC systems are generally assembled to order ("ATO") based on customer specifications. Most components are held by suppliers in a third-party logistics providers' warehouse and delivered as order flow demands. The Company's ATO manufacturing process promotes rapid inventory turnover and reduced inventory levels, while allowing the Company to efficiently manufacture customized computer systems. The Company's desktop PC systems and servers are generally assembled in the Company's facility. The Company's notebook PC systems, which are designed to include feature sets defined by the Company, are assembled by third party suppliers and tested according to the Company's standards.


Availability of Raw Materials

  Semiconductor operations

  The raw materials utilized by the Company's semiconductor operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, certain chemicals, lead frames and molding compound, may decline due to the increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor operations. Interruption of any one raw material source could adversely affect the Company's semiconductor operations.

  PC operations

  The Company relies on third-party suppliers for its PC system components and seeks to identify suppliers able to provide state-of-the-art technology, product quality and prompt delivery at competitive prices. The Company purchases substantially all of its PC components, subassemblies and software from suppliers on a purchase order basis and generally does not have long-term supply arrangements with its suppliers. Although the Company attempts to use standard components, subassemblies and software available from multiple suppliers, certain of its components, subassemblies and software are available only from sole suppliers or a limited number of suppliers. The microprocessors used in the Company's PC systems are manufactured exclusively by Intel. From time to time,

                                     5/57
the Company has been unable to obtain a sufficient supply of certain Intel microprocessors. Any interruption in the supply of any of the components, subassemblies and software currently obtained from a single source or relatively few sources, or a decrease in the general availability of any other components, subassemblies or software used in the Company's PC systems, could result in production delays and adversely affect the Company's PC systems business and results of operations.


Marketing and Customers

  Semiconductor operations

  The Company's semiconductor memory products are sold primarily to PC manufacturers. The Company has a significant market share with several large PC OEMs and intends to expand its customer base in the telecommunications and networking hardware markets in the next year.

  The Company markets its semiconductor memory products primarily through its own direct sales force. The Company also sells products through its retail sales division, Crucial Technology, independent sales representatives and distributors. The Company maintains semiconductor sales offices in North America, Europe and Asia. The Company's global presence promotes sales and marketing functions by facilitating international customer service and allowing for expedient shipping and billing worldwide. Sales representatives are compensated on a commission basis and obtain orders subject to final acceptance by the Company. The Company makes shipments against these orders directly to the customer. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 11%, 11% and 7% of semiconductor net sales in 1999, 1998 and 1997, respectively. The Company also markets application specific DRAM under the SpecTek brand name.

  The semiconductor memory industry is characterized by rapid technological change, relatively short product life cycles, frequent product introductions and enhancements, difficult product transitions and volatile market conditions. Historically, the semiconductor industry and the DRAM market in particular, has been highly cyclical. DRAMs have typically been considered commodity products as most suppliers have historically produced large volumes of the most cost-effective density. The Company's primary semiconductor memory products are essentially interchangeable with, and have similar functionality to, products offered by the Company's competition. The DRAM market is currently in the process of segmenting, with diverse memory needs being driven by the different requirements of low-end, mid-range and high-end PC's, servers, workstations, notebooks, hand-helds, communications, industrial and other applications that are demanding specific memory solutions.

  As manufacturers expand their business to include a wider variety of products, the Company expects to expand its memory product offerings to meet the needs of these products, as is evidenced by the Company's development of DDR SDRAM and RDRAM products. The Company is dedicated to offering customers multiple DRAM solutions and maintaining long-term support of those solutions.

  Many of the Company's customers require a thorough review or "qualification" of new semiconductor memory products and processes each of which may take several months. As the Company further diversifies its product lines and reduces the die sizes of existing memory products, acceptance of these products and processes is subject to this qualification procedure. There can be no assurance that new products or processes will be qualified for purchase by existing or potential customers.

  Sales to Dell Computer Corporation represented approximately 13%, 15% and 11% of the Company's net sales of semiconductor memory products in 1999, 1998 and 1997, respectively. Sales to Compaq Computer Corporation represented approximately 10% of the Company's net sales of semiconductor memory products in 1999. No other customer individually accounted for 10% or more of the Company's net sales of semiconductor memory products in 1999, 1998 or 1997.

  PC operations

  The Company's direct marketing approach is aimed toward PC users and companies who evaluate products based on performance, price, reliability and service and support. The Company markets its PC systems primarily by

                                     6/57
strategically placing advertisements in personal computer trade publications, submitting its products for review and evaluation by these publications and advertising its products in certain newspapers and other publications and on its home page on the internet. The Company also markets its PC systems through direct-mail campaigns and sells a limited number of PCs through its factory outlet store located in Boise, Idaho. In addition, the Company sells PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to re-negotiation or termination by third parties and governmental entities. The Company's field sales force focuses primarily on soliciting and servicing the emerging "mid market" comprised of medium and small sized businesses and on sales to public entities.

  By focusing on the direct sales channel, the Company can avoid dealer markups typically experienced in the retail sales channel, limit inventory carrying costs and maintain closer contact with its target markets. Direct sales orders are received primarily via telephone, facsimile, the internet and through its direct sales force. The Company's sales representatives assist customers in determining system configuration, compatibility and current pricing. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features.

  The Company also applies the direct marketing approach to its e-services and Subscription Computing offerings by advertising in traditional media publications augmented by online marketing programs. In connection with its Subscription Computing initiative, the Company is conducting television and radio advertising in selected markets. The Company is creating an integrated marketing program under the brand name of "micronpc.com(TM)" to effect its e-services and Subscription Computing strategies.


International Sales

  International sales totaled $1.1 billion for 1999 and included approximately $464 million in sales to Europe and $420 million in sales to Asia Pacific. International sales approximated $599 million and $708 million for 1998 and 1997, respectively. The Company expects international sales to continue to increase as a result of increased production from its worldwide operations.


Backlog

  Semiconductor operations

  Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts and, accordingly, new order volumes for
the Company's semiconductor memory products fluctuate significantly.   Orders
are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. For the foregoing reasons as well as the possibility of customer changes in delivery schedules or cancellation of orders without significant penalty, the Company does not believe that its backlog of semiconductor memory products as of any particular date is firm or a reliable indicator of actual sales for any succeeding period.

  PC operations

  Levels of unfilled orders for PC systems fluctuate depending upon component availability, demand for certain products, the timing of large volume customer orders and the Company's production schedules. Customers frequently change delivery schedules and orders depending on market conditions and other reasons and the Company generally allows the cancellation of unfilled PC orders without penalty any time prior to shipment. As of September 2, 1999, the Company had unfilled orders for PC systems of approximately $15.6 million compared to $22.0 million as of September 3, 1998. The Company anticipates that substantially all of the unfilled PC orders as of September 2, 1999, other than those subsequently canceled, will be shipped within 30 days. The Company believes that PC backlog is not indicative of actual sales of any succeeding period.


                                     7/57

Product Warranty

  Semiconductor operations

  Consistent with semiconductor memory industry practice, the Company generally provides a limited warranty that its semiconductor memory products are in compliance with specifications existing at the time of delivery. Liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

  PC operations

  Customers may generally return PC products purchased from the Company within a limited period of time after shipment. Specifically, consumer customers may return PC products within 15 days for a full refund of the purchase price, while commercial and government customers will receive a full refund if they return the product within 30 days. The Company sells desktop and notebook PC systems and servers with the Micron Power(SM) limited warranty, consisting of a five-year limited warranty on the microprocessor and main memory, a three-year limited warranty on the hardware and one year on-site service provided by a third party. The Micron Power Limited Warranty covers repair or replacement for defects in workmanship or materials.


Competition

  Semiconductor operations

  The Company's semiconductor operations experience intense competition from a number of companies, including Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG, NEC Corporation and Samsung Semiconductor, Inc. Some of the Company's competitors are very large corporations or conglomerates, which may have greater resources for research and new product development and a greater ability to withstand current or future downturns in the semiconductor memory market. The Company's competitors are also aggressively seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide capacity leading to downward pressures on prices.

  PC operations

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and declining component costs. Competition in the PC industry is based primarily upon brand name recognition, performance, price, reliability and service and support. The Company's sales of PC systems have historically benefited from awards received from trade publications recognizing the price and performance characteristics of the Company's PC systems and its service and support functions. The Company competes with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation and Gateway, Inc.

  The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value-added resellers and retail stores, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy.

  The Company's initiatives in Subscription Computing and e-services face intense competition. A significant number of enterprises have targeted the e-commerce opportunity and it is too early to determine what capabilities the marketplace will dictate as critical for success. A large number of companies, including Verio Inc. ("Verio") and Concentric Network Corporation ("Concentric"), offer e-services similar to those provided and anticipated to be provided by the Company. Further, a large number of diversified companies, such as Intel, IBM and AT&T Corp. ("AT&T"), have indicated an intent to compete in e-services markets. Many companies competing for leadership in

                                     8/57
the e-services marketplace already have capabilities and strategic relationships that may prove critical for success in the e-services marketplace.


Research and Development

  Rapid technological change and intense price competition place a premium on both new product and new process development efforts. Substantially all the Company's research and development efforts relate to its semiconductor operations. The Company's continued ability to compete in the semiconductor memory market will depend in part on its ability to continue to develop technologically advanced products and processes, of which there can be no assurance. The Company believes that the expansion of semiconductor product offerings is necessary to meet expected market demand for specific memory solutions and to support the customer base required for sale of the Company's increased production. Research and development is being performed in strategic areas related to the Company's semiconductor expertise and market requirements. Total research and development expenditures for the Company were $322 million, $286 million and $224 million in 1999, 1998 and 1997, respectively.

  Research and development expenses relating to the Company's semiconductor operations vary primarily with personnel costs, the cost of advanced equipment dedicated to new product and process development and the number of wafers processed. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation products. Simultaneous research and development efforts across multiple products prepare the Company for future product introductions and allow current products to utilize the advanced process technology to achieve higher performance at lower production costs. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 Meg and 128 Meg SDRAMs and on design and development of the Company's 256 Meg SDRAM and RDRAM, DDR SDRAM, Flash and SRAM memory products.

  In 1999, the Company substantially transitioned all operations from .25 (u) to .21 (u) process technology capability. The Company expects the transition to .18
(u) capability to be substantially complete in late calendar 1999. The Company anticipates that process technology will move to .15 (u) line widths in the next few years as needed for the development of future generation semiconductor products. Transitions to smaller line widths at the Company's international operations are expected to lag behind transitions at the Boise site by several months as process technology development and initial manufacturing are expected to be completed first at the Boise site.

Patents and Licenses

  As of September 2, 1999, the Company owned approximately 2,800 United States patents and 220 foreign patents relating to the use of its products and processes. In addition, the Company has numerous United States and international patent applications pending.

  The Company has entered into a number of cross-license agreements with third parties. The agreements may require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term or the term of the agreement. In the future, it may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.")


Employees

  As of September 2, 1999, the Company had approximately 15,700 full-time employees, including approximately 13,500 in semiconductor operations and 2,200 in PC operations. The Company has approximately

                                     9/57

2,400 and 1,300 employees in Singapore and Italy, respectively. The Company's Italian employees are represented by labor organizations that have entered into national and local labor contracts with the Company. The Company's employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development and administrative support activities. Many of the Company's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have an adverse effect on the Company's results of operations.


Environmental Compliance

  Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. The Company believes that its activities conform to present environmental regulations. In 1999, MTI continued to conform to the requirements of ISO 14001 certification including a successful independent surveillance audit. To continue certification, MTI met requirements in environmental policy, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other compliance requirements. Additionally, the extensive process required to obtain permits for expansion of the Company's facilities may impact how quickly the Company can respond to increases in market demand.

                                     10/57

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

  As of November 1, 1999, the following executive officer and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name                                  Age        Position
----                                  ---        --------
Steven R. Appleton................     39        Chairman, Chief Executive Officer and President
Donald D. Baldwin.................     39        Vice President of Sales and Marketing
Kipp A. Bedard....................     40        Vice President of Corporate Affairs
Robert M. Donnelly................     60        Vice President of Memory Products
D. Mark Durcan....................     38        Chief Technical Officer and Vice President of Research
                                                 & Development
Jay L. Hawkins....................     39        Vice President of Operations
Joel J. Kocher....................     43        Chairman and Chief Executive Officer of Micron
                                                 Electronics, Inc.
Roderic W. Lewis..................     44        Vice President of Legal Affairs, General Counsel and
                                                 Corporate Secretary
Wilbur G. Stover, Jr..............     46        Vice President of Finance and Chief Financial Officer
James W. Bagley...................     60        Director
Robert A. Lothrop.................     73        Director
Thomas T. Nicholson...............     63        Director
Don J. Simplot....................     64        Director
Gordon C. Smith...................     70        Director
William P. Weber..................     59        Director

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

                                     11/57

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

  Joel J. Kocher joined MEI in January 1998. Prior to joining MEI, Mr. Kocher was employed by Dell Computer Corporation from 1987 until September 1994, most recently serving as President of Worldwide Marketing, Sales and Service. In October 1994, Mr. Kocher joined Artistsoft, where he initially served as Executive Vice President and Chief Operating Officer and subsequently served from October 1995 until December 1996 as President, Chief Operating Officer and Director of Artistsoft. From December 1996 until August 1997, Mr. Kocher served as President and Chief Operating Officer at Power Computing Corporation. Since January 1998, Mr. Kocher has served as the President of MEI and since June 1998 has also served as Chairman and Chief Executive Officer of MEI. Mr. Kocher holds a BBA in Marketing from the University of Florida.

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

  James W. Bagley became the Chairman and Chief Executive Officer of Lam Research Corporation ("Lam") in August 1997, upon consummation of a merger of OnTrak Systems, Inc. ("OnTrak") into Lam. From June 1996 to August 1997, Mr. Bagley served as the Chairman and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, including Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley currently is a Director of KLA-Tencor Corporation, Teradyne, Inc. and Kulicke & Soffe Industries, Inc. He has served on MTI's Board of Directors since June 1997. Mr. Bagley holds a BS in Electrical Engineering and MS in Electrical Engineering from Mississippi State University.

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

  Thomas T. Nicholson has served as Vice President and a Director of Honda of Seattle and Toyota of Seattle since 1988. Mr. Nicholson has also served since 1982 as President of Mountain View Equipment Company and since 1962 has been a partner of CCT Land & Cattle. He has served on MTI's Board of Directors since May 1980. Mr. Nicholson holds a BS in Agriculture from the University of Idaho.

                                     12/57

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

  There is no family relationship between any director or executive officer of the Company.

                                     13/57

Item 2.  Properties

  Semiconductor operations

  The Company's corporate headquarters and principal semiconductor manufacturing, engineering, administrative and support facilities are located on an approximately 830 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.9 million square feet of building space at this primary site.
Of the total, approximately 494,000 square feet is production space, 633,000 square feet is facility support space and 770,000 square feet is office and other space.

  The Company also has a number of additional properties including a 590,000 square foot wafer fabrication facility located on 61 acres in Avezzano, Italy and a 532,000 square foot assembly and test facility located on 7 acres in Singapore. The Avezzano facility is comprised of 115,000 square feet of production space, 251,000 square feet of facility support space and 224,000 of office and other space. The Singapore assembly and test facility is comprised of 205,000 square feet of production space, 186,000 square feet of facility support space and 141,000 square feet of office and other space. Approximately 15,000 square feet out of a total 418,000 square foot wafer fabrication facility at the Richardson facility is being used for design engineering.

  In 1995, the Company initiated construction of an approximate 2 million square foot semiconductor memory manufacturing facility located on 2,400 acres in Lehi, Utah. Completion of this facility was suspended in February 1996 as a result of the decline in average selling prices for semiconductor memory products. As of September 2, 1999, the Company had incurred construction costs of $707 million to build the existing structure. Market conditions for semiconductor memory products will dictate when the Lehi complex is completed.

   Equipment with a net book value of approximately $200 million was pledged as collateral for outstanding debt and capital leases as of September 2, 1999. Substantially all of the Company's facilities and equipment at the Boise and Lehi sites not otherwise collateralized for outstanding debt and capital leases is pledged as collateral for MTI's $400 million credit agreement.

  PC Operations

  The Company's PC operations are based in a number of MEI-owned or leased facilities aggregating approximately 625,000 square feet located in Nampa, Idaho. Approximately 215,000 square feet of the Nampa facilities are dedicated to PC manufacturing. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions, semiconductor operations and warehouse space. MEI leases a 81,000 square foot facility in Minneapolis, Minnesota, dedicated primarily to PC sales, technical support and administrative functions and a 74,000 square foot facility in Meridian, Idaho, dedicated to a PC call center.


Item 3.  Legal Proceedings

  The Company is a party in various legal actions arising out of the normal course of business. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors.")


Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     14/57

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Market for Common Stock

     MTI's common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for MTI's common stock for each quarter of 1999 and 1998, as reported by The Wall Street Journal.

                                            High       Low
                                          -------    -------
        1999:
          4th quarter.................    $75.250    $38.063
          3rd quarter.................     59.937     34.500
          2nd quarter.................     79.500     46.875
          1st quarter.................     47.625     25.062
        1998:
          4th quarter.................    $35.250    $20.125
          3rd quarter.................     34.938     23.813
          2nd quarter.................     38.000     22.000
          1st quarter.................     45.312     23.125

  Holders of Record

     As of October 29, 1999, there were 4,955 shareholders of record of MTI's common stock and one shareholder of record of MTI's Class A Common Stock.

  Dividends

  MTI did not declare or pay any dividends during 1999 or 1998. Future dividends, if any, will vary depending on MTI's profitability and anticipated capital requirements.



Item 6.  Selected Financial Data

                                                  1999            1998            1997          1996          1995
                                                --------        --------        --------      --------      --------
                                                          (Amunts in millions, except for per share data)
Net sales...................................    $3,764.0        $3,025.3        $3,523.2      $3,653.8      $2,952.7
Gross margin................................       813.6           280.4           974.8       1,455.4       1,624.0
Operating income (loss).....................       (47.0)         (516.4)          374.1         940.5       1,307.8
Net income (loss)...........................       (68.9)         (247.1)          315.0         593.5         844.1
Diluted earnings (loss) per share...........       (0.26)          (1.15)           1.44          2.78          4.00
Cash dividend declared per share............          --              --              --          0.15          0.15
Current assets..............................     2,830.0         1,500.9         1,983.4         964.0       1,274.1
Property, plant and equipment, net..........     3,799.6         3,035.3         2,763.9       2,708.1       1,385.6
Total assets................................     6,965.2         4,703.5         4,876.9       3,751.5       2,774.9
Current liabilities.........................       922.0           745.7           753.2         664.5         604.8
Long-term debt..............................     1,527.5           758.8           762.3         314.6         129.4
Shareholders' equity........................     3,964.1         2,701.3         2,904.2       2,502.0       1,896.2

  Certain Fiscal 1998 and 1997 amounts have been restated as a result of a merger with Rendition, Inc. which was accounted for as a business combination using the pooling-of-interests method.

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors."

                                     15/57

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." The Company's PC operations are operated through Micron Electronics, Inc. ("MEI"), a 63% owned, publicly-traded subsidiary of MTI.

  On September 30, 1998, MTI completed the acquisition of substantially all of the semiconductor memory operations of Texas Instruments Incorporated ("TI").
As a result of the acquisition, the Company now operates a wafer fabrication facility in Avezzano, Italy, an assembly and test facility in Singapore and a design engineering center in Richardson, Texas. MTI also has interests in two joint venture wafer fabrication facilities located in Singapore and Japan. The Company's results of operations for fiscal 1999 reflect eleven months results of operations for the acquired operations.

  The following discussion contains trend information and other forward-looking statements (including, for example, statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and
accompanying notes.    All period references are to the Company's fiscal periods
ended September 2, 1999, September 3, 1998, or August 28, 1997, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated. All 1998 and 1997 financial data of the Company has been restated to include the results of operations of Rendition, Inc., which was merged with the Company on September 11, 1998.

  In connection with the preparation of its Consolidated Financial Statements for 1999, the Company implemented a recently issued accounting standard which calls for information regarding the Company's operations to be reported by segments. The Company is organized into two primary operating segments pursuant to its primary product categories: "Semiconductor operations" and "PC operations." Reference is made to the information regarding net sales, operating profit and identifiable assets by reportable segments and net sales by geographic region, under the heading "Operating Segment and Geographic Information" in the "Notes to Consolidated Financial Statements."

                                     16/57

Results of Operations

                                                        1999                   1998                    1997
                                                  ---------------     -------------------      -----------------
                                                                     (dollars in millions)
Net sales:
 Semiconductor operations.....................    $2,569.7     68%       $1,421.2     47%       $1,772.4     50%
 PC operations................................     1,239.9     33%        1,497.6     50%        1,529.3     44%
 All other....................................         5.2      0%          167.3      5%          387.8     11%
 Intersegment.................................       (50.8)   (1)%          (60.8)   (2)%         (166.3)   (5)%
                                                  --------    ---        --------    ---        --------    ---

Consolidated net sales........................    $3,764.0    100%       $3,025.3    100%       $3,523.2    100%
                                                  ========               ========               ========

Operating income (loss):
 Semiconductor operations.....................        42.8                 (370.6)                 311.7
 PC operations................................       (32.3)                (108.8)                  76.2
 All other....................................       (58.3)                 (36.9)                 (13.8)
 Intersegment.................................         0.8                   (0.1)                   0.0
                                                  --------               --------               --------

Consolidated operating income (loss)..........       (47.0)                (516.4)                 374.1

Net income (loss).............................       (68.9)                (247.1)                 315.0

Earnings (loss) per share.....................       (0.26)                 (1.15)                  1.44

  Financial information for "All other" segments of the Company in 1999 primarily reflects the operating results for the Company's flat panel and radio frequency identification ("RFID") operations. Financial information for "All other" segments in 1998 and 1997 also reflects operating results for the Company's former contract manufacturing and construction subsidiaries. Results of operations for 1999 were adversely affected by $24 million in combined charges related to the Company's flat panel display and RFID operations. In the third quarter of 1999, the Company sold certain of its flat panel display assets to PixTech, Inc. In the fourth quarter of 1999, the Company's majority owned RFID subsidiary, Micron Communications, Inc., ceased operations. (See "Other Operating Expense (Income).")

  Intersegment sales represent sales between different segments of the Company and are eliminated to arrive at consolidated net sales. Intersegment sales for 1999 and 1998 are primarily comprised of sales from the Company's semiconductor operations segment to the Company's PC operations segment. Intersegment sales for 1998 and 1997 also include intersegment sales generated by the Company's construction and contract manufacturing subsidiaries, both of which have been sold. All other net sales for 1998 and 1997 include sales of $145.7 million and $292.4 million, respectively, from MEI's contract manufacturing subsidiary, which was sold in February 1998. (See "Notes to Consolidated Financial Statements - Operating Segment and Geographic Information.")

  Net Sales

  Consolidated net sales for 1999 increased by 24% compared to 1998, principally due to an increase in the volume of semiconductor memory sold, partially offset by an approximate 37% decline in average selling prices of semiconductor memory products. Consolidated net sales in 1998 decreased by 14% compared to 1997, principally due to an approximate 60% decline in average selling prices of semiconductor memory products.

  Net sales from the Company's semiconductor operations for 1999 increased by 81% as compared to 1998, due primarily to a 187% increase in total megabits of semiconductor memory shipped, partially offset by the 37% decline in average selling prices of semiconductor memory products. This increase in shipments occurred as a result of increased product availability from continued improvements in manufacturing efficiencies due to shifts in the Company's mix of semiconductor memory products to higher average density products, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and, to a lesser extent, additional output from the Company's acquired international operations and joint ventures.

                                     17/57

  The Company's primary memory product in 1999 was the 64 Meg Synchronous DRAM ("SDRAM"), which comprised approximately 68% of the net sales of semiconductor memory for the period. The Company's primary memory product in 1998 and 1997 was the 16 Meg DRAM (inclusive of both EDO DRAM and SDRAM), which comprised approximately 74% and 80%, respectively, of net sales of semiconductor memory. Average selling prices for the Company's primary product, the 64 Meg SDRAM, declined by 22% for 1999 as compared to 1998.

  Net sales from semiconductor operations for 1998 decreased by 20% compared to 1997, primarily due to an approximate 60% decline in average selling prices of semiconductor memory products for the year, partially offset by a 110% increase in total megabits of semiconductor memory shipped. The increase in megabits shipped was principally a result of shifts in the Company's mix of semiconductor memory products to a higher average density, transitions to successive shrink versions of existing products and improved manufacturing yields on existing products.

  Net sales from the Company's PC operations for 1999 were 17% lower compared to 1998 primarily due to a 12% decrease in average selling prices for the Company's PC systems and to a lesser extent, a 2% decrease in unit sales. The decline in average selling prices for the Company's desktop, notebook and server system sales, was 11%, 16% and 15%, respectively. The decline in average selling prices for the Company's PC systems was primarily a result of continued price competition in the PC industry. The 2% decrease in unit sales in 1999 is primarily attributed to a 3% decrease in sales of the Company's desktop computer systems, which was partially offset by a 30% increase in sales of the Company's server systems.

  Net sales from PC operations for 1998 were flat compared to 1997 primarily due to a 11% decrease in average selling prices for the Company's PC systems offset by an increase in unit sales and a higher level of non-system revenue. The decline in average selling prices was primarily attributable to a 12% decrease in the selling prices for the Company's desktop PC systems and a 24% decline in selling prices for notebook systems. Lower prices were largely the result of industry price competitiveness, particularly for notebook products and to the Company's efforts to price its products more in line with its competition. Unit sales were 5% higher in 1998 compared to 1997 due primarily to a 49% increase in unit sales of the Company's notebook products.

  Gross Margin

                                                        1999     % Change     1998     % Change     1997
                                                      --------   ---------   -------   ---------   -------
                                                                     (dollars in millions)
Gross margin.......................................    $813.6       190.2%   $280.4      (71.2)%   $974.8
as a % of net sales................................      21.6%                  9.3%                 27.7%

  The increase in the Company's overall gross margin for 1999 as compared to 1998 is primarily attributable to the Company's semiconductor operations and is principally the result of decreases in per megabit manufacturing costs, partially offset by a 37% decline in average selling prices. The decrease in gross margin percentage for 1998 compared to 1997 was principally the result of lower gross margin percentages on sales of the Company's semiconductor memory products resulting primarily from a 60% decline in average selling prices.

  The gross margin percentage for the Company's semiconductor operations for 1999 was 25%, compared to 6% for 1998. The gross margin increase was due to comparative decreases in per megabit manufacturing costs which were achieved primarily through continued improvements in manufacturing efficiencies principally due to shifts in the Company's mix of semiconductor memory products to a higher average density and transitions to shrink versions of existing products. The effect of these factors was partially offset by the 37% overall decrease in average selling prices for 1999 as compared to 1998 and, to a lesser extent, the inclusion of eleven months of results for the acquired international operations which had higher per unit manufacturing costs.

  In connection with the acquisition of substantially all of TI's memory operations in September 1998, subject to certain terms and conditions, MTI has agreed to purchase all of the production from two joint venture wafer fabrication facilities, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly and based on a discount from the Company's average selling prices. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to the JVs. MTI also performs assembly and test services on product

                                     18/57
manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs. The Company realized substantially lower gross margins for sales of JV products than for products manufactured by its wholly-owned facilities in 1999.

  The gross margin percentage for the Company's semiconductor operations for 1997 was 39%. The decrease in the gross margin percentage for the Company's semiconductor operations for 1998 compared to 1997 was primarily the result of the 60% decline in average selling prices for the year, partially offset by a decline in per megabit manufacturing costs. Decreases in per megabit manufacturing costs resulted principally from shifts in the Company's mix of semiconductor memory products to a higher average density, transitions to successive shrink versions of existing products and improved manufacturing yields.

  The gross margin percentage for the Company's PC operations was 15% in 1999 as compared to 12% in 1998. The increase for the PC operations gross margin is principally due to lower component costs and a change in the sales mix towards higher margin systems, partially offset by a decline in average selling prices. The Company continues to experience significant pressure on its gross margins as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices. In addition, the Company's gross margin percentage will continue to depend in large part on its ability to effectively manage its inventories of PC system components.

  The gross margin percentage for the Company's PC operations for 1997 was 17%. The gross margin percentage for PC operations decreased in 1998 compared to 1997 primarily as a result of significantly lower margins realized on sales of the Company's notebook systems as a result of intense price pressure on these products during the year and due to losses realized from disposition of PC component inventories. The Company's gross margin in 1998 was favorably affected, however, by an adjustment made in the fourth quarter of $12 million related to revisions of estimates for certain contingencies for product and process technology costs.

  Selling, General and Administrative

                                                        1999     % Change      1998     % Change      1997
                                                      --------   ---------   --------   ---------   --------
                                                                      (dollars in millions)
Selling, general and administrative................    $486.0         2.1%    $476.1        24.4%    $382.7
as a % of net sales................................      12.9%                  15.7%                  10.9%


  Selling, general and administrative expenses were relatively flat in 1999 as compared to 1998. Selling, general and administrative expenses associated with the Company's semiconductor operations increased significantly for 1999 as compared to 1998 and include approximately $43 million in expenses associated with the international operations acquired from TI. Selling, general and administrative expenses for the Company's PC operations decreased substantially for these comparative periods primarily as a result of enhanced operational efficiencies and cost reductions and the sale of 90% of MEI's interest in its contract manufacturing subsidiary in 1998. As the Company's semiconductor operations and PC operations grow, selling, general and administrative expenses are expected to increase in future periods as a result of increased personnel, advertising and other costs necessary to support the expanding operations.

  Selling, general and administrative expenses were higher in 1998 as compared to 1997 primarily due to increased expenses associated with the Company's PC operations. The higher level of selling, general and administrative expenses for the Company's PC operations was principally due to higher levels of personnel, advertising and technical and professional fees associated with information technology consulting services. The higher selling, general and administrative expenses for 1998 were partially offset by a lower level of performance based compensation than in 1997.

  Research and Development

                                                        1999     % Change      1998     % Change      1997
                                                      --------   ---------   --------   ---------   --------
                                                                      (dollars in millions)
Research and development...........................    $322.1        12.5%    $286.4        27.9%    $223.9
as a % of net sales................................       8.6%                   9.5%                   6.4%

                                     19/57

  Substantially all the Company's research and development efforts relate to its semiconductor operations. Research and development expenses vary primarily with personnel costs, the cost of advanced equipment dedicated to new product and process development and the number of wafers processed. The increase in research and development expenses in 1999 as compared to 1998 is primarily due to increased personnel costs. Research and development efforts are focused on advanced process technology, which is the primary determinant in transitioning to next generation and future products. Simultaneous research and development efforts across multiple products prepare the Company for future product introductions and allow current products to utilize the advanced process technology to achieve higher performance at lower production costs. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 Meg and 128 Meg SDRAMs and on design and development of the Company's 256 Meg SDRAM and direct Rambus DRAM ("RDRAM"), Double Data Rate ("DDR") SDRAM, Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory products and PC core logic.

  In 1999, the Company substantially completed the transition of its operations from .25 (u) to .21 (u) process technology. The Company expects the transition to .18 (u) capability to be substantially complete in late calendar 1999. The Company anticipates that process technology will move to .15 (u) line widths in the next few years as needed for the development of future generation semiconductor products. Transitions to smaller line widths at the Company's international operations are expected to lag behind transitions at the Boise site by several months as process technology development and initial manufacturing are expected to be completed first at the Boise sit e.

  Other Operating Expense (Income)

  Other operating expense for 1999 includes a $15 million charge from the write down and disposal of flat panel display assets, a loss of $12 million from the write down and disposal of semiconductor operations equipment, a $9 million charge resulting from the discontinuation of the Company's RFID efforts and $6 million in employee stock compensation expense related to the 1999 acquisition of substantially all of the semiconductor memory operations of TI and the 1998 purchase of the minority interest in the Company's subsidiary, Micron Quantum Devices, Inc.

  Other operating expense for 1998 includes a loss of $14 million from the write down and disposal of semiconductor manufacturing equipment and charges associated with the Company's PC operations of $11 million resulting from employee termination benefits and consolidation of domestic and international operations and $5 million from the write off of software development costs.

  Gain on Sale of Investments and Subsidiary Stock

  In February 1998, MEI sold 90% of its interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. for cash proceeds of $249 million, resulting in a pre-tax gain to the Company of $157 million (approximately $38 million or $0.18 per share after taxes and minority interests).

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

  Income Tax Provision (Benefit)

  The effective tax rate for 1999, 1998 and 1997 was 39%, 36% and 43%, respectively. The effective tax rate primarily reflects the following: (i) the statutory corporate income tax rate and the net effect of state taxation, (ii) the effect of taxes on the parent of the earnings or loss of domestic subsidiaries not consolidated with the Company for federal income tax purposes,
(iii) in 1999, the impact of a $10 million valuation allowance recorded for a deferred tax asset relating to realizability of certain tax credit carryforwards and (iv) in 1998, the impact of a $4 million valuation allowance recorded for a deferred tax asset relating to MEI's consolidation of its NetFRAME enterprise server operations. The relatively higher effective tax rate in 1997 was principally due to the provision for

                                     20/57
income taxes by the Company on earnings of its domestic subsidiaries and the gain on the sale of MEI common stock by the Company and the issuance of common stock by MEI in 1997. Taxes on earnings of domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period. In 1999, certain of the Company's foreign operations were granted favorable tax treatment. The Company expects to permanently reinvest earnings from these foreign operations and anticipates a favorable impact on its effective tax rate in future periods as a result.


Recently Issued Accounting Standards

  Recently issued accounting standards include Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the AICPA in March 1998 and Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

  SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which currently capitalizes costs of purchased internal-use computer software and expenses costs of internally developed internal-use software as incurred, is adopting the standard in the first quarter of fiscal 2000 for developmental costs incurred in that quarter and thereafter. The adoption is expected to result in an initial decrease in selling, general and administrative expense due to the capitalization of certain business system software costs that were not capitalized under the Company's past practice. Subsequent period expenses are expected to reflect a higher level of depreciation expense resulting from the relatively higher carrying value of the Company's capitalized software accounted for under SOP 98-1.

  SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments.
The underlying hedged items are to be marked to market on an ongoing basis along with the derivatives. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. Given the Company's current business practices, the implementation of SFAS 133 is not expected to have a significant impact on the Company's future results of operations or financial position.


Liquidity and Capital Resources

  As of September 2, 1999, the Company had cash and liquid investments totaling $1.6 billion, representing an increase of $1.0 billion during 1999. In the first quarter of 1999, the Company received $681 million in conjunction with the acquisition of substantially all of TI's memory operations and $500 million from the sale of stock to Intel Corporation. The Company's other principal source of liquidity during 1999 was net cash flow from operations of $848 million. The principal uses of funds during 1999 were $804 million for property, plant and equipment expenditures and $421 million for repayments of equipment contracts and debt.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1.1 billion in the next fiscal year for purchases of equipment and for construction and improvement of buildings. As of September 2, 1999, the Company had entered into contracts extending into 2003 for approximately $720 million for equipment purchases and approximately $40 million for the construction of facilities.

  The Company has an aggregate of $500 million in revolving credit agreements, including a $400 million secured agreement expiring in May 2000 which contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum total debt-to-equity ratio. As of September 2, 1999, the Company was in compliance with all covenants under the facilities and had no borrowings outstanding under the agreements.

                                     21/57

There can be no assurance that the Company will continue to be able to meet the terms of the covenants and conditions in the agreements, borrow under the agreements or negotiate satisfactory successor agreements.

  As of September 2, 1999, approximately $340 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor operations.


Year 2000

  Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, the Company's operations could be adversely impacted as a result of system failures and business interruption.

  The Company began addressing the Year 2000 computer issue in early 1996. To manage its Year 2000 program, the Company divided its efforts into the primary program areas of: (i) information technology ("IT"), which includes computer and network hardware, operating systems, purchased development tools, third-party and internally developed software, files and databases, end-user extracts and electronic interfaces, (ii) embedded technology within manufacturing and facilitation equipment and (iii) external dependencies, which include relationships with suppliers and customers.

  The Company followed four general steps for each of these program areas:
"Ownership," wherein each department manager was assigned ownership for the various Year 2000 issues to be tested; "Identification" of systems and equipment and collection of Year 2000 data in a centralized place to track results of compliance testing and subsequent remediation; "Compliance Testing," which included the determination of the specific test routine to be performed on the software or equipment and determination of Year 2000 compliance for the item being tested and "Remediation," which involves implementation of corrective action, verification of successful implementation, finalization of and, if need be, execution of contingency plans.

  As of September 2, 1999, the Ownership and Identification steps were complete for all three program areas: IT, manufacturing and facilitation equipment and external dependencies. The Company is relying in part on TI computer networks, information technology services and licensed software with respect to certain of its international semiconductor operations. In September 1999, the Company implemented new business systems which have eliminated much of the Company's dependence on TI systems and the Company is working aggressively to remove any remaining dependence on TI systems by the end of calendar 1999. However, some dependency upon TI systems may continue into calendar year 2000 and Year 2000 issues could arise.

  Compliance Testing and Remediation efforts for the Company's manufacturing and facilitation equipment are substantially complete. The Company is working with suppliers of products and services to determine and monitor their level of compliance and Compliance Testing. Year 2000 readiness of significant customers is also being assessed. The Company's evaluation of Year 2000 compliance as it relates to the Company's external dependencies is substantially complete.

  As of September 2, 1999, the Company had incurred aggregate incremental costs of approximately $5.5 million and estimates it will spend an additional $500,000 to $1 million to address the Year 2000 issue.

  With respect to Remediation, the Company has prepared various types of contingency plans to address potential problem areas with internal systems and with suppliers and other third parties. Internally, each software and hardware system has been assigned to on-call personnel who are responsible for bringing the system back on line in the event of a failure. Externally, the Company's Year 2000 plans include identification of alternate sources for providers of goods and services. The Company's internal contingency plans are complete and its external contingency plans are substantially complete.

  All PC hardware products shipped by the Company since August 26, 1996 are Year 2000 compliant.

                                     22/57

Certain Factors

  In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

  The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products approximate 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, including in recent years.

  The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply outpaced growth in worldwide demand in recent years, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The semiconductor industry in general and the DRAM market, in particular, experienced a severe downturn. Average per megabit prices declined approximately 37% comparing 1999 to 1998, following a 60% decline comparing 1998 to 1997 and a 75% decline comparing 1997 to 1996. Although the Company has experienced improvements in per megabit prices beginning late in the fourth quarter of 1999 and continuing into the first weeks of fiscal 2000, the Company is unable to predict pricing conditions for future periods. In the event that average selling prices decline at a faster rate than the rate at which the Company is able to decrease per unit manufacturing costs, the Company's operations, cash flows and financial condition would be adversely affected.

  The Company and its competitors are seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide capacity leading to further downward pressures on prices. The increase in worldwide semiconductor memory production resulting from the Company's full utilization of its international wafer fabrication operations and the transfer of its product and process technology to these operations may result in further downward pricing pressure on semiconductor memory products. In addition, consolidation by competitors in the semiconductor memory industry could provide competitors with greater capital resources and create the potential for greater worldwide investment in semiconductor memory capacity, which could exert further downward pressure on prices. Many of the Company's Asian semiconductor memory competitors have been impacted by deteriorating economic conditions in Asia, resulting in decreased capital investment by Asian DRAM manufacturers. Increased sources of capital in Asia to finance technology advancements and expansion projects could result in a significant increase in worldwide supply leading to further downward pricing pressure.

  The PC market continues to consume the majority of the Company's semiconductor production. In 1999, approximately 81% of the Company's sales of semiconductor memory products were into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth for PC industry units decrease or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. While the economic impact has not yet been fully determined, the recent earthquake disaster in Taiwan could disrupt the supply of PC components, thereby slowing production in the PC industry and possibly slowing near-term demand for memory. The Company is unable to predict changes in industry supply, major customer marketing or inventory management strategies or end user demand, which are significant factors that influence prices for the Company's semiconductor memory products.

  Over the past several years, the Company's productivity gains have continued to increase its semiconductor memory output. In recent periods, the Company has sold this additional semiconductor memory output by increasing its market share with several of the Company's larger OEM customers and through sales to a broader customer base including accounts of lesser size and potentially lesser financial stability. In the event the Company is unable to further increase its market share with OEM customers, broaden its customer base, or if the Company

                                     23/57
experiences reductions in the level of OEM orders, the Company's results of operations and cash flows could be adversely affected.

  The Company's semiconductor operations experience intense competition from a number of companies, including Hyundai Electronics Industries Co., Ltd., Infineon Ltd., NEC Corporation and Samsung Semiconductor, Inc. Some of the Company's competitors may have long-term advantages in research and development and in their ability to withstand current or future downturns in the semiconductor memory market.

  The semiconductor memory industry is characterized by frequent product introductions and enhancements. The Company's ability to reduce per unit manufacturing costs of its semiconductor memory products is largely dependent on its ability to design and develop new generation products and shrink versions of existing products and its ability to ramp such products at acceptable rates to acceptable yields, of which there can be no assurance. As the semiconductor industry transitions to higher bandwidth products including DDR SDRAM and RDRAM, the Company may encounter difficulties in achieving the semiconductor manufacturing efficiencies that it has historically achieved. The Company's productivity levels, die per wafer yields and in particular, backend assembly and test equipment requirements are expected to be affected by a transition to higher bandwidth products, likely resulting in higher per megabit production costs. There can be no assurance that the Company will successfully transition to these products or that it will be able to achieve its historical rate of cost per megabit reductions.

  The Company is engaged in ongoing efforts to enhance its production processes to reduce per unit costs by reducing the die size of existing products. The result of such efforts has generally led to significant increases in megabit production. There can be no assurance that the Company will be able to maintain or approximate the rate of increase in megabit production at a level approaching that experienced in recent years or that the Company will not experience decreases in manufacturing yield or production as it attempts to implement future technologies. Further, from time to time, the Company experiences volatility in its manufacturing yields, as it is not unusual to encounter difficulties in ramping latest shrink versions of existing devices or new generation devices to commercial volumes.

  The raw materials utilized by the Company's semiconductor operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, certain chemicals, lead frames and molding compound, may decline due to the increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor operations. Interruption of any one raw material source could adversely affect the Company's operations.

  MTI expects to complete the transfer of its .18 (u) product and process technology capability to the JVs in late calendar 1999. Subject to certain terms and conditions, MTI has agreed to purchase all of the JV production. Historically, the JVs have required external financing to fund operations and to transition to the latest generation technologies in a timely or efficient manner. The JVs are also dependent on certain key personnel and on a limited number of sources for certain raw materials. In the event either of the JVs are unable to secure required external financing, experience a loss of key personnel, or incur significant interruption in the delivery of raw materials, the Company would experience a reduction in supply of product from the JVs. Any reduction of supply could adversely affect the Company's results of operations and cash flows.

  The Company's operating results are significantly impacted by the operating results of MEI. MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, MEI's ability to accurately forecast demand and selling prices for its PC products, declining PC prices, seasonal government purchasing cycles, inventory obsolescence, MEI's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by MEI and its competitors and global market and economic conditions.

  The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and rapidly declining component costs. Many of the Company's PC competitors have greater brand name

                                     24/57
recognition and market share, offer broader product lines and have substantially greater financial, technical, marketing and other resources than the Company. The Company's PC competitors may also benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the PC marketplace could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

  The Company's PC operations compete with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation, NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers, retail stores and direct sales forces, now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company continues to experience significant pressure on its PC operating results as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

  In the fourth quarter of 1999, MEI acquired 100% of the outstanding stock of NetLimited, Inc., d.b.a. HostPro ("HostPro"), a web and applications provider. MEI also acquired the property and equipment of Micron Internet Services ("MIS"), formerly a division of MTI, a provider of dedicated dial-up and broadband internet access, virtual private network solutions and e-commerce services. Subsequent to the Company's year end, the Company's PC operations announced the introduction of a "Subscription Computing" initiative, under which the Company anticipates making substantial additional strategic investments to build its e-services infrastructure and deliver customized computing solutions to customers. The acquisitions of HostPro and MIS, as well as the introduction of the Subscription Computing initiative, increase the complexity of the Company's PC operations. This increased complexity has resulted in new and increased responsibilities on management and there can be no assurance that management and other resources will be adequate to support the operations of the Company's PC operations. In addition, the Company's initiatives in the area of Subscription Computing and provision of e-services face severe competition. A significant number of enterprises have targeted the e-commerce opportunity and it is too early to determine what capabilities the marketplace will dictate as critical for success. A large number of companies, including Verio and Concentric, offer e-services similar to those provided by the Company. Further, a large number of diversified companies, such as Intel, IBM and AT&T, have indicated an intent to compete in e-services markets. Many companies competing for leadership in the e-services marketplace already have capabilities and strategic relationships that may prove critical for success in the e-services and Subscription Computing marketplace. There can be no assurance that the Company's PC operations will either effectively compete against companies with greater capital resources, capabilities or strategic relationships or that the Company's PC operations will realize the anticipated benefits of the acquisitions of HostPro and MIS, including the retention of key personnel, or that the market will receive positively the Subscription Computing initiative. Any failure of the Company's PC operations to realize the anticipated benefits of the acquisitions or failure of the market to receive positively the Subscription Computing initiative could have a material adverse effect on the Company's business, results of operations and financial condition.

  The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. In the future, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to defend the Company against claimed infringement of the rights of others. The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe product or process technology rights held by others. The Company has entered into a number of patent and intellectual property license agreements with third parties from time to time, some of which may require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. Adverse determinations that the Company's manufacturing processes or products have infringed on the product or process rights held by others could subject the Company to significant liabilities to

                                     25/57
third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  International sales comprised approximately 29%, 20% and 20% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. The Company expects international sales to continue to increase as a result of the acquired operations. International sales and operations are subject to a variety of risks, including those arising from currency fluctuations, export duties, changes to import and export regulations, possible restrictions on the transfer of funds, employee turnover, labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of international laws and, in certain parts of the world, political and economic instability. While to date these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future.

  Historically, the Company has reinvested substantially all cash flow from its semiconductor operations in capacity expansion and enhancement programs. The Company's cash flow from operations depends primarily on average selling prices and per unit manufacturing costs of the Company's semiconductor memory products. If for any extended period of time average selling prices decline faster than the rate at which the Company is able to decrease per unit manufacturing costs, the Company may not be able to generate sufficient cash flows from operations to sustain operations. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor operations. The Company has an aggregate of $500 million in revolving credit agreements, $100 million of which is available to PC operations and $400 million of which is available to semiconductor operations. The $400 million facility expires in May 2000 and the $100 million facility expires in June 2001. There can be no assurance that either or both of the facilities will be renewed. Each of the respective facilities contains certain financial and other restrictive covenants pertaining to the Company's operations. There can be no assurance that the Company will continue to be able to meet the terms of the covenants or be able to borrow the full amount of the credit facilities. There can be no assurance that, if needed, external sources of liquidity will be available to fund the Company's operations or its capacity and product and process technology enhancement programs. Failure to obtain financing could hinder the Company's ability to make continued investments in such programs, which could materially adversely affect the Company's business, results of operations and financial condition.

  As of September 2, 1999, TI and Intel held an aggregate of 44,743,369 shares of common stock, representing 17% of the Company's total outstanding common stock. These shares have not been registered with the Securities and Exchange Commission ("SEC"), however TI and Intel each have registration rights. Until such time as TI and Intel substantially reduce their holdings of Company common stock, the Company may be hindered in obtaining new equity capital. As of September 2, 1999, the Company also had outstanding $500 million of convertible subordinated notes that were issued in an SEC registered offering in June 1997 that are convertible into 7,413,997 shares of common stock. TI holds notes with a face value of $740 million which are convertible into 12,333,333 shares of common stock. TI's resale of these notes could limit the Company's ability to raise capital through the issuance of additional convertible debt instruments.

  In accordance with a transition services agreement, the Company continues to rely in part on TI computer networks and information technology services with respect to certain of the acquired international operations. In September 1999, the Company implemented new business systems which have eliminated much of the Company's dependence on TI systems and the Company is working aggressively to remove any remaining dependence on TI systems by the end of calendar 1999. However, some dependency upon TI systems may continue into calendar year 2000, during which period Year 2000 issues could arise.

                                     26/57

  Completion of the Company's semiconductor manufacturing facility in Lehi, Utah, was suspended in February 1996, as a result of the decline in average selling prices for semiconductor memory products. As of September 2, 1999, the Company had invested approximately $700 million in the Lehi facility. Timing of completion of the remainder of the Lehi production facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. There can be no assurance that the Company will be able to fund the completion of the Lehi manufacturing facility. The failure by the Company to complete the facility would likely result in the Company being required to write off all or a portion of the facility's cost, which could have a material adverse effect on the Company's business and results of operations. In addition, in the event that market conditions improve, there can be no assurance that the Company can commence manufacturing at the Lehi facility in a timely, cost effective manner that enables it to take advantage of the improved market conditions.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

  Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. The Company's results of operations and financial position for 1999 reflect a higher volume of foreign currency transactions and account balances than in previous periods related to the acquired international operations. As of September 2, 1999, the Company held aggregate cash and receivables in foreign currency valued at approximately US $58 million and aggregate foreign currency payables valued at approximately US $129 million (including long-term liabilities denominated in Italian Lira valued at approximately US $18 million). Foreign currency receivables and payables are comprised primarily of Italian Lira, Singapore Dollars and Japanese Yen.

                                     27/57

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                                                           Page
                                                                                                         --------
Consolidated Financial Statements as of September 2, 1999, and September 3, 1998, and for fiscal years ended September 2, 1999, September 3, 1998, and August 28, 1997:

 Consolidated Statements of Operations................................................................         29

 Consolidated Balance Sheets..........................................................................         30

 Consolidated Statements of Shareholders' Equity......................................................         31

 Consolidated Statements of Cash Flows................................................................         32

 Consolidated Statements of Comprehensive Income (Loss)...............................................         33

 Notes to Consolidated Financial Statements...........................................................         34

 Report of Independent Accountants....................................................................         51

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended September 2, 1999,
  September 3, 1998, and August 28, 1997..............................................................         57

                                     28/57

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in millions, except for earnings per share data)

                                                                            Fiscal year ended
                                                            -------------------------------------------
                                                             September 2,   September 3,     August 28,
                                                                 1999           1998             1997
                                                             ------------   ------------     ----------
Net sales................................................      $3,764.0       $3,025.3        $3,523.2
Costs and expenses:
   Cost of goods sold....................................       2,950.4        2,744.9         2,548.4
   Selling, general and administrative...................         486.0          476.1           382.7
   Research and development..............................         322.1          286.4           223.9
   Other operating expense (income), net.................          52.5           34.3            (5.9)
                                                               --------       --------        --------
     Total costs and expenses............................       3,811.0        3,541.7         3,149.1
                                                               --------       --------        --------

Operating income (loss)..................................         (47.0)        (516.4)          374.1
Gain (loss) on sale of investments and subsidiary stock,           (0.1)         157.0           186.7
 net.....................................................
Gain on issuance of subsidiary stock, net................           2.1            1.3            29.1
Interest income..........................................          83.6           49.7            32.9
Interest expense.........................................        (130.1)         (50.5)          (32.4)
                                                               --------       --------        --------
Income (loss) before income taxes and minority
 interests...............................................         (91.5)        (358.9)          590.4

Income tax benefit (provision)...........................          36.0          129.1          (255.8)
Minority interests in net income.........................         (13.4)         (17.3)          (19.6)
                                                               --------       --------        --------
Net income (loss)........................................      $  (68.9)      $ (247.1)       $  315.0
                                                               ========       ========        ========

Earnings (loss) per share:
   Basic.................................................      $  (0.26)      $  (1.15)       $   1.49
   Diluted...............................................         (0.26)         (1.15)           1.44
Number of shares used in per share calculation:
   Basic.................................................         260.7          215.6           211.9
   Diluted...............................................         260.7          215.6           219.3



    Certain Fiscal 1998 and 1997 amounts have been restated as a result of a pooling-of-interests merger.
          See accompanying notes to consolidated financial statements.

                                     29/57

                            MICRON TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in millions, except for par value data)

                                                                                            As of
                                                                            -------------------------------------
                                                                             September 2,            September 3,
                                                                                 1999                    1998
                                                                            -------------            ------------
                               ASSETS

Cash and equivalents..................................................           $  294.6                $  558.8
Liquid investments....................................................            1,318.9                    90.8
Receivables...........................................................              692.6                   489.5
Inventories...........................................................              365.7                   291.6
Prepaid expenses......................................................               38.3                     8.5
Deferred income taxes.................................................              119.9                    61.7
                                                                                 --------                --------
  Total current assets................................................            2,830.0                 1,500.9
Product and process technology, net...................................              212.6                    84.9
Property, plant and equipment, net....................................            3,799.6                 3,035.3
Other assets..........................................................              123.0                    82.4
                                                                                 --------                --------
     Total assets.....................................................           $6,965.2                $4,703.5
                                                                                 ========                ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.................................           $  705.4                $  460.7
Short-term debt.......................................................                 --                    10.1
Deferred income.......................................................               23.4                     7.5
Equipment purchase contracts..........................................               81.5                   168.8
Current portion of long-term debt.....................................              111.7                    98.6
                                                                                 --------                --------
  Total current liabilities...........................................              922.0                   745.7
Long-term debt........................................................            1,527.5                   758.8
Deferred income taxes.................................................              309.1                   284.2
Other liabilities.....................................................               74.2                    61.4
                                                                                 --------                --------
     Total liabilities................................................            2,832.8                 1,850.1
                                                                                 --------                --------

Minority interests....................................................              168.3                   152.1

Commitments and contingencies

Common stock, $0.10 par value, authorized 1.0 billion shares, issued
 and outstanding 252.2 million and 217.1 million shares, respectively.               25.2                    21.7
Class A Common Stock, $0.10 par value, authorized 32 million shares,
 issued and outstanding 15.8 million shares...........................                1.6                      --
Additional capital....................................................            1,894.0                   565.4
Retained earnings.....................................................            2,045.4                 2,114.3
Accumulated other comprehensive loss..................................               (2.1)                   (0.1)
                                                                                 --------                --------
  Total shareholders' equity..........................................            3,964.1                 2,701.3
                                                                                 --------                --------
     Total liabilities and shareholders' equity.......................           $6,965.2                $4,703.5
                                                                                 ========                ========




    Certain Fiscal 1998 and 1997 amounts have been restated as a result of a pooling-of-interests merger.
          See accompanying notes to consolidated financial statements.

                                    30/57

                            MICRON TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (Dollars and shares in millions)


                                                                    Fiscal year ended
                                       ---------------------------------------------------------------------------
                                          September 2, 1999         September 3, 1998          August 28, 1997
                                       -----------------------   -----------------------   -----------------------
                                        Shares       Amount       Shares       Amount       Shares       Amount
                                       ---------   -----------   ---------   -----------   ---------   -----------
Common stock
Balance at beginning of year........     217.1       $   21.7       214.5    $   21.4          210.6      $   21.1
Stock issued under stock plans......       6.2            0.6         1.6         0.2            2.5           0.2
Stock issued in conjunction with
 mergers and acquisitions...........      28.9            2.9         1.0         0.1            1.4           0.1
                                         -----       --------      -----     --------          -----      --------
Balance at end of year..............     252.2       $   25.2       217.1        21.7          214.5      $   21.4
                                         =====       ========     =======    ========          =====      ========

Class A Common Stock
Balance at beginning of year........        --       $     --         --           --             --      $     --
Stock issued to Intel...............      15.8            1.6         --           --             --            --
                                         -----       --------    -------     --------          -----      --------
Balance at end of year..............      15.8       $    1.6         --           --             --      $     --
                                         =====       ========    =======     ========          =====      ========

Additional capital
Balance at beginning of year........                 $  565.4                $  521.9                     $  450.4
Stock issued to Intel...............                    498.4                      --                           --
Stock issued in conjunction  with
 mergers and acquisitions...........                    653.5                    17.8                         22.4

Stock issued under stock plans......                    121.8                    20.5                         34.6
Tax effect of stock purchase plans..                     54.9                     5.2                         14.5
                                                     --------                --------                     --------
Balance at end of year..............                 $1,894.0                $  565.4                     $  521.9
                                                     ========                ========                     ========

Retained earnings
Balance at beginning of year........                 $2,114.3                $2,361.4                     $2,046.4
Net income (loss)...................                    (68.9)                 (247.1)                       315.0
                                                     --------                --------                     --------
Balance at end of year..............                 $2,045.4                $2,114.3                     $2,361.4
                                                     ========                ========                     ========

Accumulated other comprehensive
 income (loss)
Balance at beginning of year........                 $   (0.1)               $   (0.5)                    $     --
Foreign currency translation........                       --                     0.4                         (0.5)
Unrealized loss on investments......                     (2.0)                     --                           --
                                                     --------                --------                     --------
Balance at end of year..............                 $   (2.1)               $   (0.1)                    $   (0.5)
                                                     ========                ========                     ========



    Certain Fiscal 1998 and 1997 amounts have been restated as a result of a pooling-of-interests merger.
          See accompanying notes to consolidated financial statements.

                                     31/57

                            MICRON TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)

                                                                                            Fiscal year ended
                                                                               -------------------------------------------
                                                                               September 2,    September 3,    August 28,
                                                                                   1999            1998           1997
                                                                               ------------    ------------    ----------
Cash flows from operating activities
Net income (loss)...........................................................    $   (68.9)       $ (247.1)      $  315.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization..............................................        843.3           606.6          476.3
 Gain on sale and issuance of investments and subsidiary stock, net.........         (2.1)         (157.0)        (186.6)
 Additional paid in capital tax effect from stock purchase plans............         54.9             5.2           14.5
 Change in assets and liabilities, net of effects of acquisition and sale of
   MCMS in 1998:
   Increase in receivables..................................................        (98.9)          (73.8)         (97.7)
   Decrease (increase) in inventories.......................................        (42.8)          140.0         (194.2)
   Increase (decrease) in accounts payable and accrued expenses,
     net of plant and equipment purchases...................................        142.4           (86.1)         143.7
 Other......................................................................         20.0           (22.4)         105.3
                                                                                ---------        --------       --------
Net cash provided by operating activities...................................        847.9           165.4          576.3

Cash flows from investing activities
Expenditures for property, plant and equipment..............................       (803.9)         (707.1)        (516.9)
Purchase of available-for-sale securities...................................     (2,683.4)         (601.1)        (436.7)
Purchase of held-to-maturity securities.....................................       (205.3)          (52.5)         (10.1)
Proceeds from maturities of available-for-sale securities...................      1,437.5           892.5           80.6
Proceeds from sales of available-for-sale securities........................        154.1            23.6           33.2
Proceeds from maturities of held-to-maturity securities.....................         98.4            34.0             --
Proceeds from sale of subsidiary stock, net of MCMS cash....................           --           235.9          199.9
Proceeds from sale of equipment.............................................         41.2            33.4           15.5
Other.......................................................................        (66.6)          (24.8)         (55.8)
                                                                                ---------        --------       --------
Net cash used for investing activities......................................     (2,028.0)         (166.1)        (690.3)

Cash flows from financing activities
Cash received in conjunction with acquisition...............................        681.1              --             --
Proceeds from issuance of common stock......................................        617.2            20.6           34.8
Proceeds from issuance of debt..............................................         34.0           102.9          587.8
Net repayments of borrowings on lines of credit.............................        (11.1)             --          (90.0)
Payments on equipment purchase contracts....................................       (302.9)          (63.5)         (53.9)
Repayments of debt..........................................................       (106.7)         (125.7)        (101.1)
Proceeds from issuance of stock by subsidiaries.............................          4.7             3.4           55.4
Other.......................................................................         (0.4)            0.3           26.4
                                                                                ---------        --------       --------
Net cash provided by (used for) financing activities........................        915.9           (62.0)         459.4
                                                                                ---------        --------       --------
Net increase (decrease) in cash and equivalents.............................       (264.2)          (62.7)         345.4
Cash and equivalents at beginning of year...................................        558.8           621.5          276.1
                                                                                ---------        --------       --------

Cash and equivalents at end of year.........................................    $   294.6        $  558.8       $  621.5
                                                                                =========        ========       ========

Supplemental disclosures:
Income taxes refunded (paid), net...........................................    $   185.6        $  (21.7)      $ (122.9)
Interest paid, net of amounts capitalized...................................        (90.2)          (59.9)         (27.9)
Noncash investing and financing activities:
 Equipment acquisitions on contracts payable and capital leases.............        219.3           212.6           41.5
Cash received in conjunction with acquisition:
 Fair value of assets acquired..............................................    $   949.3        $     --       $     --
 Liabilities assumed........................................................       (138.0)             --             --
 Debt issued................................................................       (836.0)             --             --
 Stock issued...............................................................       (656.4)             --             --
                                                                                ---------        --------       --------
                                                                                $  (681.1)       $     --       $     --
                                                                                =========        ========       ========

    Certain Fiscal 1998 and 1997 amounts have been restated as a result of a pooling-of-interests merger.
          See accompanying notes to consolidated financial statements.

                                     32/57

                            MICRON TECHNOLOGY, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Amounts in millions)

                                                             Fiscal year ended
                                                ------------------------------------------
                                                September 2,    September 3,    August 28,
                                                    1999            1998           1997
                                                ------------    ------------    ----------
Net income (loss).............................    $  (68.9)       $ (247.1)       $ 315.0
Foreign currency translation adjustment.......          --            (0.4)          (0.5)
Unrealized loss in investments................        (2.0)             --             --
                                                  --------        --------        -------
 Total comprehensive income (loss)............    $  (70.9)       $ (246.7)       $ 314.5
                                                  ========        ========        =======




    Certain Fiscal 1998 and 1997 amounts have been restated as a result of a pooling-of-interests merger.
          See accompanying notes to consolidated financial statements.

                                     33/57

                            MICRON TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All tabular dollars in millions except for per share data)

Significant Accounting Policies

  Basis of presentation: The consolidated financial statements include the accounts of Micron Technology, Inc. and its domestic and foreign subsidiaries (the "Company"). The Company designs, develops, manufactures and markets semiconductor memory products, primarily DRAM, principally for use in personal computers ("PCs"). Through Micron Electronics, Inc. ("MEI"), the Company offers PC systems, notebooks and servers. MEI is a 63% owned subsidiary of the Company. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. The fiscal years ended September 2, 1999, and August 28, 1997, contained 52 weeks compared to 53 weeks in fiscal year ended September 3, 1998.

  Certain concentrations and estimates: Approximately 81% of the Company's sales of semiconductor memory products are to the PC or peripheral markets. Certain components used by the Company in manufacturing of PC systems are purchased from a limited number of suppliers.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue recognition: Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include PC operations revenue from web services, service and support contracts and sales of third party services contracts. Revenue from web services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

  Earnings (loss) per share: Basic earnings per share is calculated using the average number of shares of common stock outstanding during the year. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Common stock equivalents consist of stock options. Diluted earnings per share further assumes the conversion of the Company's convertible subordinated notes for the period they were outstanding, unless such assumed conversion would result in anti-dilution.

  Financial instruments: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts are considered to be reasonable approximations of their fair values. The fair value of the Company's long-term debt as of September 2, 1999, and September 3, 1998, approximated $1,636.8 million and $790.4 million, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.
The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

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


                                     34/57

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

  The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 1999, 1998 and 1997, the Company capitalized $2.2 million, $15.5 million and $6.0 million of interest, respectively, in connection with various capital expansion projects.

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

  Product and process technology: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized on the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years. The Company has license agreements that allow it to manufacture and sell semiconductor memory devices, PC hardware and software.

  Subsidiary stock sales: Gains and losses on issuance of stock by a subsidiary are recognized in the Company's results of operations.

  Advertising: Advertising costs are charged to operations as incurred. Advertising costs expensed in 1999, 1998 and 1997 were $41.3 million, $70.8 million and $35.7 million, respectively.

  Recently issued accounting standards: In March 1998, the AICPA issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which currently capitalizes costs of purchased internal-use computer software and expenses costs of internally developed internal-use software as incurred, is adopting the standard in the first quarter of 2000 for developmental costs incurred in that quarter and thereafter. The adoption is expected to result in an initial decrease in selling, general and administrative expense due to the capitalization of certain business system software costs that are not being capitalized under the Company's current practice. Subsequent period expenses are expected to reflect a higher level of depreciation expense resulting from the relatively higher carrying value of the Company's capitalized software accounted for under SOP 98-1.

  In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. Given the Company's current business practice, the implementation of SFAS 133 is not expected to have a significant impact on the Company's future results of operations or financial position.

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

                                     35/57

  Restatements and reclassifications: The Company has restated the consolidated financial statements for fiscal years 1998 and 1997 as a result of the merger with Rendition, Inc. ("Rendition") which was accounted for as a business combination using the pooling-of-interests method. Certain other reclassifications have been made, none of which affected the results of operations, to present the financial statements on a consistent basis.

Supplemental Balance Sheet Information                 9/2/99        9/3/98
-----------------------------------------------------------------------------

Liquid Investments
-----------------------------------------------------------------------------

Available-for-sale securities:
     Commercial paper..............................   $  636.0      $  228.4
     U.S. Government agency........................      279.7          25.9
     Bankers' acceptances..........................       13.0            --
     Certificates of deposit.......................      220.7            --
     Corporate notes...............................       35.0            --
                                                      --------      --------
                                                       1,184.4         254.3
  Held-to-maturity securities:
     Commercial paper..............................      115.6          70.4
     State and local governments...................       80.8          37.4
     U.S. Government agency........................      109.8         205.0
                                                      --------      --------
                                                         306.2         312.8
                                                      --------      --------
  Total investments................................    1,490.6         567.1
  Less cash equivalents............................     (171.7)       (476.3)
                                                      --------      --------
                                                      $1,318.9      $   90.8
                                                      ========      ========

  Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities classified as available-for-sale are stated at current market value. Securities classified as held-to-maturity are stated at amortized cost. As of September 2, 1999, the total amount of securities mature within one year.


Receivables
-----------------------------------------------------------------------------
  Trade receivables................................    $ 542.4      $  294.4
  Income taxes receivable..........................      100.8         191.9
  Allowance for returns and discounts..............      (38.2)        (11.9)
  Allowance for doubtful accounts..................       (9.8)         (6.5)
  Other receivables................................       97.4          21.6
                                                       -------      --------
                                                       $ 692.6      $  489.5
                                                       =======      ========

Inventories
-----------------------------------------------------------------------------

  Finished goods...................................    $ 136.3      $  106.7
  Work in progress.................................      173.6         139.6
  Raw materials and supplies.......................       71.5          65.1
  Allowance for obsolescence.......................      (15.7)        (19.8)
                                                       -------      --------
                                                       $ 365.7      $  291.6
                                                       =======      ========

Product and Process Technology
-----------------------------------------------------------------------------
  Product and process technology, at cost..........    $ 325.2      $  161.7
  Less accumulated amortization....................     (112.6)        (76.8)
                                                       -------      --------
                                                       $ 212.6      $   84.9
                                                       =======      ========

  In September 1998, the Company and Texas Instruments Incorporated ("TI") entered into a ten-year, royalty free, life of patents, patent cross license, which accounts for the majority of the increase in the Company's capitalized product and process technology cost at the end of 1999 compared to the end of 1998. (See "Acquisition" note.) Amortization of capitalized product and process technology costs was $37.6 million in 1999, $23.1 million in 1998 and $11.4 million in 1997.

                                     36/57

Supplemental Balance Sheet Information (continued)                                               9/2/99       9/3/98
-----------------------------------------------------                                            ------       ------

Property, Plant and Equipment
-----------------------------

  Land................................................................................       $     42.2    $    34.8
  Buildings...........................................................................          1,172.4        915.5
  Equipment...........................................................................          4,074.4      3,025.7
  Construction in progress............................................................            726.0        704.6
                                                                                             ----------     --------
                                                                                                6,015.0      4,680.6
  Less accumulated depreciation and amortization......................................         (2,215.4)    (1,645.3)
                                                                                             ----------    ---------
                                                                                             $  3,799.6    $ 3,035.3
                                                                                             ==========    =========

  As of September 2, 1999, property, plant and equipment included unamortized costs of $707.3 million for the semiconductor operations facility in Lehi, Utah, of which $646.7 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi facilities is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply and demand of semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of September 2, 1999, it was determined to have no impairment.

  Depreciation expense was $767.4 million, $569.7 million and $462.5 million for 1999, 1998 and 1997, respectively.

Accounts Payable and Accrued Expenses
-------------------------------------

  Accounts payable....................................................................            $453.1      $235.6
  Salaries, wages and benefits........................................................              95.4        85.6
  Product and process technology payable..............................................              24.0        46.4
  Taxes payable other than income.....................................................              33.4        44.5
  Interest payable....................................................................              33.9         7.7
  Other...............................................................................              65.6        40.9
                                                                                                  ------      ------
                                                                                                  $705.4      $460.7
                                                                                                  ======      ======

Debt
----

Convertible subordinated notes payable, due October 2005, with an effective yield
 to maturity of 8.4%, net of unamortized discount of $64.8 million...................       $  675.2        $     --

Convertible subordinated notes payable, due July 2004, interest rate of 7%...........          500.0           500.0

Subordinated notes payable, due October 2005, with an effective yield to maturity
 of 10.7%, net of unamortized discount of $38.1 million..............................          171.9              --

Notes payable in periodic installments through July 2015, weighted average
  interest rate of 7.37% and 7.38%, respectively.....................................          259.0           315.2

Capitalized lease obligations payable in monthly installments through August 2004,
 weighted average interest rate of 7.52% and 7.61%, respectively.....................           33.1            42.2
                                                                                            --------         -------
                                                                                             1,639.2           857.4

Less current portion.................................................................         (111.7)          (98.6)
                                                                                            --------         -------
                                                                                            $1,527.5         $ 758.8
                                                                                            ========         =======

  The convertible subordinated notes due October 2005 (the "Convertible Notes") with an effective yield-to-maturity of 8.4% have a face value of $740 million, a stated interest rate of 6.5% and are convertible into shares of MTI's common stock at $60 per share. The Convertible Notes were subject to redemption as of October 2000 and are redeemable from that date through October 2002 if the common stock price is at least $78 for a specified trading period. The Convertible Notes have not been registered with the Securities and Exchange Commission, however, the holder has registration rights. (See "Acquisition" note)

  The 7% convertible subordinated notes due July 2004 are convertible into shares of MTI's common stock at $67.44 per share. The notes are redeemable through July 2001 if the common stock price is at least $87.67 for a specified trading period.

                                     37/57

--------------------------------------------------

  The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

  MTI has a $400 million secured revolving credit agreement which expires May 2000. The interest rate on borrowed funds is based on various pricing options at the time of borrowing. The agreement contains certain restrictive covenants pertaining to the Company's semiconductor operations, including a maximum debt-to-equity covenant. As of September 2, 1999, MTI had no borrowings outstanding under the agreement.

  MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of September 2, 1999, MEI had no borrowings outstanding.

  Certain notes payable are collateralized by plant and equipment with a total cost of approximately $448.5 million and accumulated depreciation of approximately $270.4 million as of September 2, 1999. Equipment under capital leases, and the accumulated depreciation thereon, were approximately $45.7 million and $23.8 million, respectively, as of September 2, 1999, and $45.0 million and $15.4 million, respectively, as of September 3, 1998.

  The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $21.8 million, $17.5 million and $8.4 million for 1999, 1998 and 1997, respectively. Minimum future rental commitments under operating leases aggregate $38.3 million as of September 2, 1999, and are payable as follows (in millions): 2000, $11.2; 2001, $8.5; 2002,
$6.8; 2003, $5.8; and 2004 thereafter, $6.0.

  Maturities of long-tem debt are as follows:

                                                       Notes       Capital
                                                      payable      leases
                                                      -------      -------
   Fiscal year
   ----------
   2000.............................................  $  104.4       $ 11.8
   2001.............................................      90.2         17.5
   2002.............................................      36.1          4.9
   2003.............................................      26.0          1.2
   2004.............................................     502.9          1.2
   2005 and thereafter..............................     951.0          1.1
   Less discount and interest.......................    (104.5)        (4.6)
                                                      --------       ------
                                                      $1,606.1       $ 33.1
                                                      ========       ======


Stock Purchase Plans


MTI Stock Plans
---------------
  As of September 2, 1999, MTI had an aggregate of 44.8 million shares of MTI's common stock authorized for issuance under its various stock option plans. Options are subject to terms and conditions determined by the Board of Directors. Stock options granted after June 16, 1999, are exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options granted prior to June 16, 1999, are exercisable in increments of 20% during each year of employment beginning one year from the date of grant. All stock options issued prior to January 19, 1998, expire six years from the date of grant and all subsequent options granted expire 10 years from the date of grant.

                                    38/57

  Option activity under MTI's stock option plans is summarized as follows:

                                                                   Fiscal year ended
                                      -------------------------------------------------------------------------
                                         September 2, 1999         September 3, 1998          August 28, 1997
                                      -----------------------   -----------------------   ---------------------
                                                   Weighted                  Weighted                  Weighted
                                                    average                   average                   average
                                       Number      exercise      Number      exercise      Number      exercise
                                      of shares      price      of shares      price      of shares      price
                                      -------------------------------------------------------------------------
Outstanding at beginning of year....     22.1       $29.59        21.7        $28.85         14.5       $29.38
Options granted in conjunction with
 mergers and acquisitions...........      0.6         3.93         0.3          1.74           --           --
Granted.............................      9.0        31.10         2.0         30.37         14.3        36.57
Terminated or cancelled.............     (1.1)       32.10        (0.6)        32.58         (4.9)       49.28
Exercised...........................     (5.9)       18.99        (1.3)         9.96         (2.2)       11.94
                                         ----                     ----                       ----
Outstanding at end of year..........     24.7        32.00        22.1         29.59         21.7        28.85
                                         ====                     ====                       ====
Exercisable at end of year..........      7.4        30.00         8.9         22.80          5.3        17.63
Shares available for future grants..     19.1           --        26.4            --          2.9           --

  Options outstanding as of September 2, 1999, were at per share prices ranging from $0.55 to $69.75. Options exercised were at per share prices ranging from $0.55 to $45.78 in 1999, $1.50 to $31.65 in 1998 and $1.72 to $37.87 in 1997.

  The following table summarizes information about MTI options outstanding as of September 2, 1999:

                                            MTI Outstanding options                   MTI Exercisable options
--------------------------------------------------------------------------------------------------------------
                                                Weighted
                                                average
                                               remaining          Weighted                            Weighted
                                              contractual         average                             average
                                 Number         life (in          exercise             Number         exercise
Range of exercise prices       of shares         years)            price             of shares         price
--------------------------------------------------------------------------------------------------------------
$0.55 - $9.60                      0.7            5.0             $ 3.53                0.5            $ 3.87
$9.63 - $19.98                     1.3            2.8              16.05                0.8             15.90
$20.03 - $29.94                   12.3            6.7              27.40                2.4             25.82
$30.25 - $69.75                   10.4            4.4              41.40                3.7             39.37
                                  ----                                                  ---
                                  24.7                                                  7.4
                                  ====                                                  ===

  As of September 2, 1999, an aggregate of 320,645 shares were authorized for issuance under MTI's stock plans. Shares are issued under these plans either as compensation to non-employee members of MTI's Board of Directors or to employees upon the achievement of certain milestones. As of September 2, 1999, a total of 15,934 shares had been issued under the stock plans.

  MTI's 1989 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending stock closing price of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 9.3 million shares of MTI common stock are reserved for issuance under the ESPP, of which 6.8 million shares have been issued as of September 2, 1999.

MEI Stock Plans
---------------
  MEI's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of September 2, 1999, there were 10 million shares of common stock reserved for issuance under the option plan. Exercise prices of the incentive and nonstatutory stock options are 100% of the fair market value of MEI's common stock on the date of grant. Prior to April 28, 1999, exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of MEI's common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999, typically have a term of 10 years and vest 25% percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999, typically have a term of six years and vest 20% each year for five years from the date of grant.

                                     39/57

  On March 19, 1998, the MEI Board of Directors approved an option repricing program pursuant to which essentially all MEI employees could exchange outstanding options under the option plan for new options having an exercise price equal to the average closing price of MEI's common stock for the five business days preceding April 3, 1998, and having generally the same terms and conditions, including vesting and expiration terms, as the options exchanged. The exercise price of the options reissued under MEI's option re-pricing program is $13.06 per share.

  Option activity under MEI's 1995 Stock Option Plan is summarized as follows:

                                                                               Fiscal year ended
                                     -------------------------------------------------------------------------------------
                                          September 2, 1999            September 3, 1998              August 28, 1997
                                          -----------------            -----------------              ---------------
                                                      Weighted                      Weighted                     Weighted
                                                       average                      average                      average
                                         Number       exercise        Number        exercise        Number       exercise
                                       of shares        price       of shares        price        of shares       price
                                     -------------------------------------------------------------------------------------
Outstanding at beginning of year....       5.3         $12.56           3.6         $16.98            1.9        $13.70
Granted.............................       3.7          12.77           5.8          13.20            1.9         19.90
Terminated or cancelled.............      (1.4)         13.21          (4.0)         17.40           (0.2)        16.52
Exercised...........................      (0.2)         12.28          (0.1)         11.37             --          9.49
                                         -----                        -----                         -----
Outstanding at end of year..........       7.4          12.56           5.3          12.56            3.6         16.98
                                         =====                        =====                         =====
Exercisable at end of year..........       1.4          12.86           0.7          13.24            0.5         14.45
Shares available for future grants..       2.4             --           4.8             --            1.4            --

  The following table summarizes information about MEI options outstanding under the MEI 1995 Stock Option Plan as of September 2, 1999:

                                     MEI Outstanding options              MEI Exercisable options
---------------------------------------------------------------------------------------------------
                                            Weighted
                                             average                                   Weighted
                                Number      remaining     Weighted                      average
                                  of       contractual     average          Number      exercise
Range of exercise prices        shares   life (in years)    price         of shares      price
---------------------------------------------------------------------------------------------------
below $10.00                      1.0          5.96        $ 9.42            0.2        $ 9.11
$10.01 - $15.00                   5.5          5.80         12.35            1.0         12.47
$15.01 - $20.00                   0.7          5.04         17.25            0.2         17.60
above $20.00                      0.2          5.43         21.99             --         22.42
                                  ---                                        ---
                                  7.4                                        1.4
                                  ===                                        ===

  MEI's 1995 Employee Stock Purchase Plan ("MEI ESPP") allows eligible employees to purchase shares of MEI's common stock pursuant to the same terms as MTI's ESPP. A total of 2.5 million shares of MEI common stock are reserved for issuance under the MEI ESPP, of which approximately 692,000 shares had been issued as of September 2, 1999.

Pro forma Disclosure
--------------------

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," issued in October 1995. Accordingly, compensation cost has been recorded based on the intrinsic value of the option only. The Company recognized $8.3 million, $3.4 million and $8.4 million of compensation cost in 1999, 1998 and 1997, respectively, for stock-based employee compensation awards. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS

                                     40/57

No. 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated in the table below:

(Dollars in millions                              1999                        1998                        1997
except per share amounts)              As reported    Pro forma    As reported    Pro forma    As Reported    Pro forma
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)...................     $(68.9)       $(144.2)      $(247.1)      $(314.7)       $315.0       $276.0
Diluted earnings (loss) per share...     $(0.26)       $ (0.55)      $ (1.15)      $ (1.46)       $ 1.44       $ 1.26

  The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 1999, 1998 and 1997. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the offering period for stock purchases under the Employee Stock Purchase Plans.
The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to August 31, 1995, the effect will not be fully reflected until 2000.

  The Company used the Black-Scholes model to value stock options for pro forma presentation. The assumptions used to estimate the value of the MTI options included in the pro forma amounts and the weighted average estimated fair value and exercise price of MTI options granted are as follows:

                                                                  Stock Option                Employee Stock
                                                                  Plan Shares               Purchase Plan Shares
                                                           -------------------------     --------------------------
                                                            1999      1998      1997      1999      1998      1997
-------------------------------------------------------------------------------------------------------------------
Average expected life (years)..........................       3.5       3.5       3.5      0.25      0.25      0.25
Expected volatility....................................       59%       60%       58%       59%       60%       58%
Risk-free interest rate (zero coupon U.S. Treasury           5.0%      5.6%      6.2%      4.4%      5.1%      5.0%
 note).................................................
Weighted average fair value at grant
  Exercise price equal to market price.................    $14.92    $14.70    $15.17        --        --        --
  Exercise price less than market price................    $17.81    $27.77    $21.26    $14.42    $ 9.68    $ 6.61
Weighted average exercise price
  Exercise price equal to market price.................    $31.94    $30.45    $38.40        --        --        --
  Exercise price less than market price................    $20.91    $ 1.74    $17.61    $29.99    $23.03    $26.55

  The assumptions used to estimate the value of the MEI options included in the pro forma amounts and the weighted average estimated fair value of MEI options granted are as follows:

                                                                  Stock Option                Employee Stock
                                                                  Plan Shares               Purchase Plan Shares
                                                           -------------------------     --------------------------
                                                            1999      1998      1997      1999      1998      1997
-------------------------------------------------------------------------------------------------------------------
Average expected life (years)..........................       3.5       3.3       3.5      0.5       0.5        0.5
Expected volatility....................................       70%       70%       70%      70%       70%        70%
Risk-free interest rate (zero coupon U.S. Treasury
 note).................................................      5.0%      5.6%      6.2%     4.5%      5.1%       5.0%
Weighted average fair value at grant
  Exercise price equal to market price.................    $ 6.88    $ 6.57    $10.68       --        --         --
  Exercise price less than market price................    $ 8.46    $ 9.25    $11.41    $4.79     $3.78     $ 5.39
Weighted average exercise price
  Exercise price equal to market price.................    $12.65    $13.20    $20.29       --        --         --
  Exercise price less than market price................    $12.46    $13.63    $18.07    $9.60     $7.74     $12.51

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of its stock options granted to employees. For purposes of this model no dividends have been assumed.

                                     41/57

Employee Savings Plan

  The Company has 401(k) profit-sharing plans ("RAM Plans") under which employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plans. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. The Company's RAM Plans expenses were $12.5 million, $11.3 million and $18.9 million in 1999, 1998 and 1997, respectively.


Other Operating Expense, net

  Other operating expense for 1999 includes a $15.0 million charge from the write down and disposal of flat panel display assets (see "Asset Sale" note), a loss of $12.1 million from the write down and disposal of semiconductor operations equipment, an $8.9 million charge resulting from the discontinuation of the Company's RFID efforts and $5.7 million in employee stock compensation expense related to the 1999 acquisition of substantially all of the semiconductor memory operations of TI and the 1998 purchase of the minority interest in the Company's subsidiary, Micron Quantum Devices, Inc.

  Other operating expense includes a loss of $13.9 million and $2.6 million from the write down and disposal of semiconductor manufacturing equipment in 1998 and 1997, respectively, charges associated with PC systems of $11.1 million resulting from employee termination benefits consolidation of domestic and international operations and $5.3 million from the write off of software development costs in 1998.


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

  In a public offering in February 1997, MTI sold 12.4 million shares of MEI common stock for net proceeds of $200.0 million and MEI sold 3 million newly issued shares for net proceeds of $48.2 million, resulting in consolidated pre-tax gains of $164.6 million and $25.3 million, respectively (for a total of approximately $93.7 million or $0.44 per share after taxes). The sales reduced MTI's ownership of the outstanding MEI common stock from approximately 79% to approximately 64%. The Company also recorded pre-tax gains totaling $22.1 million for 1997 relating to sales of investments. The Company recognized a deferred tax liability on the resultant gain from the sale of MEI common stock in the second quarter of 1997.

Income Taxes

  The provision for income taxes consists of the following:

                                             9/2/99      9/3/98     8/28/97
                                            -------    --------    --------
 Current:
     U.S. federal........................   $ (47.6)   $ (156.1)   $  152.1
     State...............................       4.4         0.1        21.1
     Foreign.............................      10.0         1.7         1.5
                                            -------    --------    --------
                                              (33.2)     (154.3)      174.7
                                            -------    --------    --------
 Deferred:
     U.S. federal........................      19.7        69.3        79.5
     State...............................     (19.9)      (44.1)        1.6
     Foreign.............................      (2.6)         --          --
                                            -------    --------    --------
                                               (2.8)       25.2        81.1
                                            -------    --------    --------
 Income tax provision (benefit)..........   $ (36.0)   $ (129.1)   $  255.8
                                            =======    ========    ========

                                     42/57

  The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock option and purchase plans reduced taxes payable by $54.9 million, $5.2 million and $14.5 million for 1999, 1998 and 1997, respectively. Such benefits are reflected as additional capital.

  A reconciliation between income tax computed using the federal statutory rate and the income tax provision (benefit) follows:

                                                9/2/99     9/3/98     8/28/97
                                               --------   --------    --------
 U.S. federal income tax at statutory rate...  $ (32.0)   $ (125.6)   $  206.7
 State taxes, net of federal benefit.........    (13.9)      (27.9)       12.6
 Change in valuation allowance...............     10.5         4.1          --
 Basis difference in domestic subsidiaries...      1.6        11.6        24.8
 Foreign income at other than U.S. rates.....     (2.6)         --          --
 Other.......................................      0.4         8.7        11.7
                                               -------    --------    --------
 Income tax provision (benefit)..............  $ (36.0)   $ (129.1)   $  255.8
                                               ========   ========    ========

  State taxes reflect investment tax credits of $15.7 million, $21.1 million and $15.3 million for 1999, 1998 and 1997, respectively.

  Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to the net deferred tax liability (benefit) are as follows:

                                                       9/2/99       9/3/98
                                                      --------     --------
  Deferred tax asset:
     Accrued product and process technology.........  $    1.6     $    7.2
     Inventory......................................       9.8         15.0
     Accrued compensation...........................      23.6         19.8
     Deferred income................................       8.1          3.1
     Net operating loss and credit carryforwards....      78.5         30.6
     Other..........................................      45.3         66.1
                                                      --------     --------
       Gross deferred tax asset.....................     166.9        141.8
       Less:  Valuation allowance...................     (14.6)        (4.1)
                                                      --------     --------
       Deferred tax asset...........................     152.3        137.7
                                                      --------     --------
  Deferred tax liabilities:
     Excess tax over book depreciation..............    (230.9)      (240.7)
     Accrued product and process technology.........     (18.8)          --
     Investment in subsidiary.......................     (57.4)       (56.7)
     Other..........................................     (34.4)       (40.9)
                                                      --------     --------
       Deferred tax liability.......................    (341.5)      (338.3)
                                                      --------     --------
       Net deferred tax liability...................  $ (189.2)    $ (200.6)
                                                      ========     ========

  At September 2, 1999, the Company had aggregate U.S. tax loss carryforwards of $101.3 million and U.S. tax credit carryforwards of $22.2 million. Of these amounts, $101.3 million of the tax loss carryforward expires in various years through 2019, $15.0 million of the credit carryforward expires through 2019 and $7.2 million of the credit carryforward has no expiration. The Company also has unused state tax net operating loss carryforwards of $576.6 million for tax purposes which expire through 2014 and unused state tax credits of $59.0 million for tax and financial reporting purposes which expire through 2006. The change in valuation allowance of $10.5 million in 1999 is due to the uncertainty of realizing certain tax credit carryforwards. In 1998, the Company recorded a $4.1 million valuation allowance for a deferred tax asset relating to MEI's consolidation of its NetFRAME enterprise server operations. Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability. The remaining undistributed earnings of $22.1 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

                                     43/57

Purchase of Minority Interests

  In the first quarter of 1998, MTI purchased the 12% minority interest in its subsidiary, Micron Display Technology, Inc., for $20.6 million in cash. The cost of the acquired interest was allocated primarily to intangible assets related to field emission flat panel display technology, which is being amortized over a three-year period. In May 1999, MTI sold certain of its flat panel display assets to PixTech, Inc., however, MTI retained the associated technology rights. (See "Asset Sale" note)

  In the second quarter of 1998, MTI purchased the 11% minority interest in its subsidiary, Micron Quantum Devices, Inc., for $26.2 million in stock and stock options. The cost of the acquired interest was allocated primarily to intangible assets related to flash semiconductor technology, which is being amortized over a three-year period.

  In conjunction with the discontinuation of its RFID efforts in the fourth quarter of 1999, MTI purchased the 11% minority interest in its subsidiary, Micron Communications, Inc. (See "Other Operating Expense, net" note).

Earnings (Loss) Per Share

For the year ended                                         9/2/99     9/3/98     8/28/97
-----------------------------------------------------------------------------------------
Net income (loss) available for common shareholders,
 Basic and Diluted......................................  $ (68.9)   $ (247.1)   $  315.0


Weighted average common stock outstanding - Basic.......    260.7       215.6       211.9
Net effect of dilutive stock options....................       --          --         7.4
                                                          -------    --------    --------
Weighted average common stock and common stock
 equivalents - Diluted..................................    260.7       215.6       219.3
                                                          =======    ========    ========


Basic earnings (loss) per share.........................  $  0.26)   $  (1.15)   $   1.49
                                                          =======    ========    ========
Diluted earnings (loss) per share.......................  $  0.26)   $  (1.15)   $   1.44
                                                          =======    ========    ========

  The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

For the year ended                                         9/2/99      9/3/98      8/28/97
------------------------------------------------------------------------------------------

Employee stock plans....................................    23.8        21.0         10.7
8.4% convertible subordinated notes payable due 2005....    11.6          --           --
7.0% convertible subordinated notes payable due 2004....     7.4         7.4          1.4

Comprehensive Income (Loss)

  The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. This statement establishes new standards for reporting and displaying comprehensive income in the financial statements and was adopted by the Company as of the first quarter of 1999. SFAS No. 130 requires reclassification of prior periods financial statements to reflect application of the provisions of this statement. In addition to net income, comprehensive income includes charges or credits to equity that are not the result of transactions with shareholders.

  The following table reflects the composition of accumulated other comprehensive income:

                                                            9/2/99      9/3/98
                                                           -------     -------

 Foreign currency translation adjustment...............    $  (0.1)    $  (0.1)
 Unrealized loss on investments........................       (2.0)         --
                                                           -------     -------
 Total accumulated other comprehensive income (loss)...    $  (2.1)    $  (0.1)
                                                           =======     =======

                                     44/57

Acquisition

  On September 30, 1998, MTI completed its acquisition (the "Acquisition") of substantially all of the memory operations of TI for a net purchase price of approximately $832.8 million. The Acquisition was consummated through the issuance of debt and equity securities. In connection with the transaction, MTI issued 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of subordinated notes. In addition to TI's net memory assets, MTI received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. MTI and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999. MTI made royalty payments to TI under a prior cross license agreement for operations through December 31, 1998.

  The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had taken place at the beginning of each period presented:

For the year ended                       9/2/99       9/3/98
--------------------------------------------------------------
                                             (unaudited)
  Net sales..........................  $ 3,819.3    $ 3,743.7
  Net loss...........................      (86.1)      (678.6)
  Basic loss per share...............      (0.33)       (2.77)
  Diluted loss per share.............      (0.33)       (2.77)

  These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.

Merger

  On September 11, 1998, the Company completed its merger with Rendition, Inc. ("Rendition"). MTI issued approximately 3.6 million shares of MTI common stock in exchange for all of the outstanding stock of Rendition. The merger qualified as a tax-free exchange and was accounted for as a business combination using the "pooling-of-interests" method. Accordingly, the Company's financial statements have been restated to include the results of Rendition for all periods presented. The following table presents a reconciliation of net sales and net income (loss) as previously reported by the Company for the years ended September 3, 1998, and August 27, 1997, to those presented in the accompanying consolidated financial statements.



For the year ended 9/2/98        MTI         Rendition      Combined
---------------------------------------------------------------------
                                            (unaudited)
 Net sales................    $ 3,011.9       $  13.4       $ 3,025.3

 Net loss.................    $  (233.7)      $ (13.4)      $  (247.1)


For the year ended 8/27/97       MTI         Rendition      Combined
---------------------------------------------------------------------
                                            (unaudited)
 Net sales................    $ 3,515.5       $   7.7       $ 3,523.2

 Net income (loss)........    $   332.2       $ (17.2)      $   315.0

Equity Investment

  On October 19, 1998, Intel invested $500 million in the Company and as a result now holds approximately 15.8 million shares of MTI's non-voting Class A Common Stock. The Class A Common Stock represented approximately 6% of MTI's outstanding common stock as of September 2, 1999. The Class A Common Stock will automatically be converted into MTI's common stock, subject to certain adjustments, upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. As of September 2, 1999, the Class A Common Stock was convertible into common stock on a one-to-one basis. The Class A Common Stock issued to Intel has not been

                                     45/57
registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. MTI and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel also has the right to designate a director nominee, acceptable to MTI, to MTI's Board of Directors.

  In consideration for Intel's investment, MTI agreed to commit to the development of direct Rambus DRAM ("RDRAM") and to certain production and capital expenditure milestones and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations. The conversion ratio of the Class A Common Stock is subject to adjustment under certain formulae at the election of Intel in the event MTI fails to meet the production or capital expenditure milestones. No adjustment will occur to the conversion ratio under such formulae (i) unless the price of MTI's common stock for a twenty day period ending two days prior to such milestone dates is lower than $31.625 (the market price of MTI's common stock at the time of investment), or (ii) if MTI achieves the production and capital expenditure milestones. In addition, if an adjustment occurs, in no event will MTI be obligated to issue more than: (a) a number of additional shares having a value exceeding $150 million, or (b) 15,810,277 shares.


Joint Ventures

  In connection with the acquisition of substantially all of TI's memory operations in September 1998, MTI acquired interests in two joint venture wafer fabrication facilities dedicated to the fabrication of DRAMs. MTI has interests in TECH Semiconductor Singapore Pte. Ltd. ("TECH") and in KMT Semiconductor Limited ("KMT"). TECH, which operates in Singapore, is a joint venture between MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs."

  Subject to certain terms and conditions, MTI has agreed to purchase all of the JV production. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly based on a discount from MTI's average selling prices. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to assist the JVs in establishing and operating advanced wafer fabrication facilities to produce MTI DRAM products. MTI also performs assembly and test services on product manufactured by the JVs. The net cost of products purchased from the JVs, amounting to $186.2 million and $135.3 million for KMT and TECH, respectively in 1999, reflects all transactions with the JVs.

  MTI is amortizing the purchase price allocated to the JV supply arrangements on a straight-line basis over the remaining contractual life of the shareholder agreements. Amortization expense resulting from the JV supply arrangements, included in the cost of product purchased from the JVs, was $2.6 million for 1999. Receivables from KMT and TECH were $19.1 million and $47.2 million and payables were $24.4 million and $32.0 million, respectively, as of September 2, 1999.


Asset Sale

  On May 19, 1999, MTI completed the sale of certain of its flat panel display assets to PixTech, Inc. ("PixTech"). Pursuant to the terms of the transaction, in exchange for the transfer of certain assets (including manufacturing equipment and $4.4 million in cash) and liabilities to PixTech, MTI received 7,133,562 shares of PixTech common stock and warrants to purchase an additional 310,000 shares of PixTech common stock at an exercise price of $2.25. MTI incurred a loss of $15.0 million during the second quarter of 1999 relating to the disposition of its flat panel display assets.


Operating Segment and Geographic Information

  The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1999. The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. The Company's two reportable segments are semiconductor operations and PC operations. The semiconductor operations segment's primary product is DRAM. The PC operations segment's primary products include desktop PC systems, notebooks and servers. The "All other" segment, primarily reflects activity of the Company's field emission display, RFID, construction and custom manufacturing businesses. These businesses

                                     46/57
have been sold or discontinued. Consequently, the reported results and amounts for the all other segment primarily represent historical activity of the discontinued operations plus certain transactions and residual assets associated with their sale or cessation.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" note. Segment operating results are measured based on operating income (loss). Intersegment sales are measured based on contract prices as internally reported. Intersegment sales primarily reflect sales of memory products from the semiconductor operations segment to the PC operations segment and, to a lesser extent, sales of computers from the PC operations segment to the semiconductor operations segment. Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.

Net sales
---------

                                                1999       1998         1997
                                              --------   --------   ----------
Semiconductor operations
 External..................................   $2,524.7   $1,380.5     $1,680.7
 Intersegment..............................       45.0       40.7         91.7
                                              --------   --------     --------
                                               2,569.7    1,421.2      1,772.4
PC operations
 External..................................    1,234.1    1,493.8      1,525.0
 Intersegment..............................        5.8        3.8          4.3
                                              --------   --------     --------
                                               1,239.9    1,497.6      1,529.3
All other
 External..................................        5.2      151.0        317.5
 Intersegment..............................         --       16.3         70.3
                                              --------   --------     --------
                                                   5.2      167.3        387.8

Total segments.............................    3,814.8    3,086.1      3,689.5
Elimination of intersegment................      (50.8)     (60.8)      (166.3)
                                              --------   --------     --------
Total consolidated net sales...............   $3,764.0   $3,025.3     $3,523.2
                                              ========   ========     ========

Operating income (loss)
-----------------------

                                                1999       1998         1997
                                              --------   --------     --------
Semiconductor operations...................   $   42.8   $ (370.6)    $ 311.7
PC operations..............................      (32.3)    (108.8)       76.2
All other..................................      (58.3)     (36.9)      (13.8)
                                              --------   --------     -------
Total segments.............................      (47.8)    (516.3)      374.1

Elimination of intersegment................        0.8       (0.1)         --
                                              --------   --------     -------
Total consolidated operating income (loss).   $  (47.0)  $ (516.4)    $ 374.1
                                              ========   ========     =======

Segment assets
--------------

                                                      1999             1998
                                                    --------         --------
Semiconductor operations...................         $6,001.9         $3,928.3
PC operations..............................            533.9            537.1
All other..................................             15.5             57.2
                                                    --------         --------
 Total segment assets......................          6,551.3          4,522.6
Elimination of intersegment................            (74.8)           (50.8)
                                                    --------         --------
 Total segment assets......................         $6,476.5         $4,471.8
                                                    ========         ========

Reconciliation to total assets:
Total segment assets.......................         $6,476.5         $4,471.8
Prepaid expenses...........................             38.3              8.5
Deferred taxes.............................            119.9             61.7
Product and process technology.............            212.6             84.9
Other assets (net of segment assets).......            117.9             76.6
                                                    --------         --------
 Total consolidated assets.................         $6,965.2         $4,703.5
                                                    ========         ========

                                     47/57

Capital expenditures for plant, property and equipment
------------------------------------------------------

                                                    1999       1998      1997
                                                   ------     ------    ------
Semiconductor operations.......................    $755.5     $670.2    $405.8
PC operations..................................      43.3       13.8      48.0
All other......................................       5.3       22.3      72.3
                                                   ------     ------    ------
Total segments.................................     804.1      706.3     526.1

Elimination of intersegment....................      (0.2)       0.8      (9.2)
                                                   ------     ------    ------
Total consolidated capital expenditures........    $803.9     $707.1    $516.9
                                                   ======     ======    ======

Depreciation and amortization expense
-------------------------------------

                                                    1999       1998       1997
                                                   ------     ------     ------
Semiconductor operations.......................    $816.0     $565.6     $449.6
PC operations..................................      16.1       21.0       12.1
All other......................................      12.9       21.6       14.3
                                                   ------     ------     ------
Total segments.................................     845.0      608.2      476.0

Elimination of intersegment....................      (1.7)      (1.6)       0.3
                                                   ------     ------     ------
Total consolidated capital expenditures........    $843.3     $606.6     $476.3
                                                   ======     ======     ======

Investment in Equity Method Investees
-------------------------------------

  At September 2, 1999, the Company had $10.7 million in investments accounted for by the equity method. These investments were held by non-reportable segments included in the "All Other" segments category. The Company recorded losses totaling $4.3 million on these investments in 1999. The Company held no equity investments in 1998 or 1997.

Major Customers
---------------

  No customer individually accounted for 10% or more of the Company's total net sales in 1999, 1998 or 1997.

Geographic area net sales revenue
---------------------------------
(Based on customer location)

                                               1999        1998        1997
                                             --------    --------    --------
United States.............................   $2,685.8    $2,425.9    $2,814.9
Europe....................................      464.1       275.3       293.4
Asia Pacific..............................      420.4       180.3       242.7
Japan.....................................       81.8        42.9        51.6
Canada....................................       32.5        47.4        65.1
Other.....................................       79.4        53.5        55.5
                                             --------    --------    --------
 Totals...................................   $3,764.0    $3,025.3    $3,523.2
                                             ========    ========    ========

Geographic area property, plant and equipment (net)
---------------------------------------------------

                                               1999        1998        1997
                                             --------    --------    --------
United States.............................   $3,034.8    $3,031.1    $2,461.9
Singapore.................................      461.6          --          --
Italy.....................................      299.3          --          --
Other.....................................        3.9         4.2         2.1
                                             --------    --------    --------
 Totals...................................   $3,799.6    $3,035.3    $2,464.0
                                             ========    ========    ========

                                     48/57

Commitments and Contingencies

  As of September 2, 1999, the Company had commitments of $719.4 million for equipment purchases and $40.4 million for the construction of buildings.

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

                                     49/57

             Quarterly Financial and Market Information (Unaudited)
                (Dollars in millions, except for per share data)

1999 Quarter                                                    1st              2nd              3rd              4th
                                                           --------------   --------------   --------------   --------------
Net sales...............................................         $ 793.6         $1,025.8          $ 863.8         $1,080.8
Costs and expenses:
  Cost of goods sold....................................           677.7            745.1            674.8            852.8
  Selling, general and administrative...................           103.0            125.5            124.1            133.4
  Research and development..............................            67.7             85.5             81.6             87.3
  Other operating expense, net..........................             7.8             18.4             11.1             15.2
                                                                 -------         --------          -------         --------
     Total costs and expenses...........................           856.2            974.5            891.6          1,088.7
                                                                 -------         --------          -------         --------

Operating income (loss).................................           (62.6)            51.3            (27.8)            (7.9)
Loss on sale of investments and subsidiary
 stock, net.............................................            (0.1)              --               --               --
Gain on issuance of subsidiary stock, net...............             1.1              0.4               --              0.6
Interest expense, net...................................            (7.9)           (11.7)           (14.4)           (12.5)
                                                                 -------         --------          -------         --------
Income (loss) before income taxes.......................           (69.5)            40.0            (42.2)           (19.8)

Income tax benefit (provision)..........................            27.6            (16.1)            17.1              7.4
Minority interests......................................            (4.3)            (1.5)            (2.6)            (5.0)
                                                                 -------         --------          -------         --------
Net income (loss).......................................         $ (46.2)        $   22.4          $ (27.7)        $  (17.4)
                                                                 =======         ========          =======         ========
Diluted earnings (loss) per share.......................         $ (0.19)        $   0.08          $ (0.10)        $  (0.07)
Quarterly stock price:
  High..................................................         $47.625         $ 79.500          $59.937         $ 75.250
  Low...................................................          25.062           46.875           34.500           38.063


1998 Quarter                                                    1st              2nd              3rd              4th
                                                           --------------   --------------   --------------   --------------
Net sales...............................................         $ 957.3         $  763.2         $  612.7         $  692.1
Costs and expenses:
  Cost of goods sold....................................           747.1            740.5            606.0            651.3
  Selling, general and administrative...................           126.0            138.6            111.4            100.1
  Research and development..............................            67.2             72.0             70.7             76.5
  Other operating expense, net..........................             4.6             24.2              3.4              2.1
                                                                 -------         --------         --------         --------
     Total costs and expenses...........................           944.9            975.3            791.5            830.0
                                                                 -------         --------         --------         --------

Operating income (loss).................................            12.4           (212.1)          (178.8)          (137.9)
Gain (loss) on sale of investments and subsidiary
 stock, net.............................................              --            157.1               --             (0.1)
Gain on issuance of subsidiary stock, net...............             0.1              0.5              0.2              0.5
Interest income (expense), net..........................            (1.3)             1.8              0.5             (1.8)
                                                                 -------         --------         --------         --------
Income (loss) before income taxes.......................            11.2            (52.7)          (178.1)          (139.3)

Income tax benefit (provision)..........................            (4.5)            10.8             70.8             52.0
Minority interests......................................            (0.2)            (9.0)            (2.1)            (6.0)
                                                                 -------         --------         --------         --------
Net income (loss).......................................         $   6.5         $  (50.9)        $ (109.4)        $  (93.3)
                                                                 =======         ========         ========         ========
Diluted earnings (loss) per share.......................         $  0.03         $  (0.24)        $  (0.51)        $  (0.43)
Quarterly stock price:
  High..................................................         $45.312         $ 38.000         $ 34.938         $ 35.250
  Low...................................................          23.125           22.000           23.813           20.125

  As of October 29, 1999, there were 4,955 shareholders of record of MTI's common stock and one holder of MTI's Class A Common Stock. The Company did not declare or pay any dividends during 1999 or 1998.

  Certain Fiscal 1998 amounts have been restated as a result of a pooling-of-
                               interests merger.

                                     50/57

                       Report of Independent Accountants



To the Board of Directors and
Shareholders of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 2, 1999, and September 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP


Boise, Idaho
October 4, 1999

                                     51/57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

  Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," following Part I,
Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 2, 1999, and is incorporated herein by reference.

                                     52/57

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

  Consolidated financial statements and financial statement schedules - (see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies.")


  Exhibit     Description
  -------     -----------
2.1           Acquisition Agreement between the Registrant and Texas Instruments
              Incorporated dated June 18, 1998 (1)

2.2           Second Amendment to Acquisition Agreement dated as of September
              30, 1998, between the Registrant and Texas Instruments
              Incorporated (2)

2.3 Agreement and Plan of Reorganization dated as of June 22, 1998, between the Registrant and Rendition, Inc. (3)

3.1           Certificate of Incorporation of the Registrant, as amended

3.7           Bylaws of the Registrant, as amended (20)

4.1 Indenture dated as of June 15, 1997, between the Registrant and Norwest Bank Minnesota, National Association (the "Trustee"), relating to the issuance of 7% Convertible Subordinated Notes due
              July 1, 2004 (the "Notes") (6)

4.2 Supplemental Trust Indenture dated as of June 15, 1997, between the Registrant and the Trustee, relating to the Notes (including the form of Note) (6)

4.3           Rendition Affiliate Agreement dated as of June 22, 1998, among the
              Registrant, Rendition, Inc. and each of the affiliates of Rendition (3)

4.8           Micron Quantum Devices Stock Bonus Plan (21)

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

10.82 Form of Indemnification Agreement between the Registrant and its officers and directors (7)

10.91 Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (8)

10.92         Additional provisions related to Management Bonus Arrangements for
              Certain Executive Officers (8)

10.100        Amended and Restated 1985 Incentive Stock Option Plan (9)

10.109        Form of Management bonus arrangements for Executive Officers of
              Micron Technology, Inc. and Micron Semiconductor, Inc., for 1994
              (10)

10.110        1994 Stock Option Plan (20)

10.111        Executive Bonus Plan (4)

10.112        Forms of Severance Agreement (12)

10.116 Registration Rights Agreement dated as of June 28, 1996 between the Registrant and Canadian Imperial Bank of Commerce (13)

10.117 Registration Rights Agreement dated as of July 29, 1996 between the Registrant and Canadian Imperial Bank of Commerce (13)

10.118(a)     Irrevocable Proxy dated June 28, 1996 by Canadian Imperial Bank of
              Commerce in favor of the Registrant (13)

10.118(b)     Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce (18)

                                     53/57


  Exhibit     Description
  -------     -----------
10.119(a)     Reformed Irrevocable Proxy dated July 23, 1998, by J.R. Simplot
              Company in favor of the Registrant (18)

10.119(b)     Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce (18)

10.120        Form of Agreement and Amendment to Severance Agreement between the
              Company and its executive officers (14)

10.125        Second Supplemental Trust Indenture dated as of September 30,
              1998, between the Registrant and the Trustee, relating to the issuance of 6 1/2% Convertible Subordinated Notes due October 2,
              2003 (the "TI Notes") (including the form of TI Note) (2)

10.126 Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000 (2)

10.127 Registration Rights Agreement dated as of July 20, 1998, between the Registrant, Canadian Imperial Bank of Commerce and J.R.
              Simplot Company (5)

10.128        Nonstatutory Stock Option Plan (20)

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

10.131        Sample Stock Option Assumption Letter for Micron Quantum Devices,
              Inc. 1996 Stock Option Plan (16)

10.132        1998 Nonstatutory Stock Option Plan (17)

10.133        Rendition, Inc. 1994 Equity Incentive Plan (17)

10.134        Sample Stock Option Assumption Letter for Rendition, Inc. 1994
              Equity Incentive Plan (17)

10.135        Second Amended and Restated Revolving Credit Agreement dated as of
              September 1, 1998, among the Registrant and several financial institutions (18)

10.136 Securities Purchase Agreement dated as of October 15, 1998, between the Registrant and Intel Corporation (Confidential
              Treatment has been requested for a portion of this document) (18)

10.137        Securities Rights and Restrictions Agreement dated as of October
              19, 1998, between the Registrant and Intel Corporation (18)

10.138        Stock Rights Agreement dated as of October 19, 1998, between the
              Registrant and Intel Corporation (Confidential Treatment has been requested for a portion of this document) (18)

10.139        1989 Employee Stock Purchase Plan (20)

10.140        1998 Non-Employee Director Stock Incentive Plan (20)

10.141 Purchase Agreement dated September 30, 1998, between the Company and KTI Semiconductor Limited (19)

10.142        Purchase Agreement dated October 1, 1998, between the Company and
              TECH Semiconductor Singapore Pte. Ltd. (19)

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

                                     54/57

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

     (5) Incorporated by Reference to Registration Statement on Form S-3 as amended (Reg. No. 333-57973)

     (6)   Incorporated by Reference to Current Report on Form 8-K filed on July
           3, 1997

     (7)   Incorporated by Reference to Proxy Statement for the 1986 Annual
           Meeting of Shareholders

     (8) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

     (9)   Incorporated by Reference to Registration Statements on Forms S-8
           (Reg. Nos. 33-38665, 33-38926 and 33-52653)

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

    (14) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

    (15)   Incorporated by Reference to Registration Statement on Form S-8 (Reg.
           Nos. 333-17073 and 333-50353)

    (16)   Incorporated by Reference to Registration Statement on Form S-8 (Reg.
           No. 333-50353)

    (17)   Incorporated by Reference to Registration Statement on Form S-8 (Reg.
           No. 333-65449)

    (18) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998

    (19) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998

    (20) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

    (21)   Incorporated by Reference to Registration Statement on Form S-8 (Reg.
           No. 333-82549)

  (b) The registrant filed the following report(s) on Form 8-K during the fiscal quarter ended September 2, 1999:

          Date                          Item
          ---------------------------   -----------------------------------
          July 7, 1999                  Item 5, Other Events



  Micron and micronpc.com are trademarks of MTI. Transport Trek2, Transport NX, Mservices and HostPro are trademarks of MEI. Millennia, ClientPro and NetFRAME are registered trademarks of MEI. Micron Power is a service mark of MEI. All other product names appearing herein are for identification purposes only and may be trademarks of their respective companies.

                                     55/57

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 9th day of November, 1999.


                                   Micron Technology, Inc.


                                   By:    /S/ WILBUR G. STOVER, JR.
                                      -----------------------------------
                                           Wilbur G. Stover, Jr.,
                                        Vice President of Finance, Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                         Title                   Date
      ---------                         -----                   ----
/S/ STEVEN R. APPLETON           Chairman of the Board,      November 9, 1999
----------------------           Chief Executive Officer
 (Steven R. Appleton)            and President


/S/ JAMES W. BAGLEY              Director                    November 9, 1999
-------------------
  (James W. Bagley)


/S/ ROBERT A. LOTHROP            Director                    November 9, 1999
---------------------
 (Robert A. Lothrop)


/S/ THOMAS T. NICHOLSON          Director                    November 9, 1999
-----------------------
 (Thomas T. Nicholson)


/S/ DON J. SIMPLOT               Director                    November 9, 1999
-------------------
  (Don J. Simplot)


/S/ GORDON C. SMITH              Director                    November 9, 1999
-------------------
 (Gordon C. Smith)


/S/ WILLIAM P. WEBER             Director                    November 9, 1999
---------------------
  (William P. Weber)


                                     56/57

                                  Schedule II

                            MICRON TECHNOLOGY, INC.
                      Valuation and Qualification Accounts
                             (dollars in millions)


                                            Balance at            Charged
                                           Beginning of        (Credited) to           Deduction/        Balance at End
                                              Period         Costs and Expenses        Write-Off            of Period
                                      ----------------------------------------------------------------------------------
Allowance for Doubtful Accounts
-------------------------------
 Year ended September 2, 1999                 $ 6.5               $ 6.2                $ (2.9)               $ 9.8
 Year ended September 3, 1998                   9.0                (2.2)                 (0.3)                 6.5
 Year ended August 28, 1997                     9.0                 0.2                  (0.2)                 9.0

Allowance for Obsolete Inventory
--------------------------------
 Year ended September 2, 1999                 $19.8               $ 0.9                $ (5.0)               $15.7
 Year ended September 3, 1998                  23.7                12.4                 (16.3)                19.8
 Year ended August 28, 1997                    14.5                15.9                  (6.7)                23.7

Deferred Tax Asset Valuation Allowance
--------------------------------------
 Year ended September 2, 1999                 $ 4.1               $10.5                $   --                $14.6
 Year ended September 3, 1998                    --                 4.1                    --                  4.1
 Year ended August 28, 1997                      --                  --                    --                   --

                                     57/57