Form 10-Q
period 1999-12-02
MICRON TECHNOLOGY INC
filed 2000-01-14
CIK 723125

                                   FORM 10-Q

                                  __________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  ___________


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 2, 1999

                                       OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               ________________


                        Commission File Number:  1-10658

                            Micron Technology, Inc.

    State or other jurisdiction of incorporation or organization:  Delaware

                                ________________


       Internal Revenue Service - Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho  83716-9632
                                 (208) 368-4000

                                  _______________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ___
      ---

     The number of outstanding shares of the registrant's Common Stock as of January 10, 2000, was 254,422,506 shares of Common Stock and 15,810,277 shares of Class A Common Stock.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
                  (Dollars in millions, except for par value)

                                                                        December 2,     September 2,
As of                                                                      1999             1999
----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
Cash and equivalents                                                      $  441.6         $  294.6
Liquid investments                                                         1,444.8          1,318.9
Receivables                                                                  916.4            692.6
Inventories                                                                  504.1            365.7
Prepaid expenses                                                              27.2             38.3
Deferred income taxes                                                         93.4            119.9
                                                                          --------         --------
   Total current assets                                                    3,427.5          2,830.0

Product and process technology, net                                          206.4            212.6
Property, plant and equipment, net                                         3,828.7          3,799.6
Other assets                                                                 118.8            123.0
                                                                          --------         --------
   Total assets                                                           $7,581.4         $6,965.2
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                     $  883.6         $  705.4
Deferred income                                                               48.4             23.4
Equipment purchase contracts                                                  64.2             81.5
Current portion of long-term debt                                            108.8            111.7
                                                                          --------         --------
   Total current liabilities                                               1,105.0            922.0

Long-term debt                                                             1,501.5          1,527.5
Deferred income taxes                                                        323.9            309.1
Other liabilities                                                             81.4             74.2
                                                                          --------         --------
   Total liabilities                                                       3,011.8          2,832.8
                                                                          --------         --------

Minority interests                                                           183.5            168.3

Commitments and contingencies

Common Stock, $0.10 par value, authorized 1.0 billion shares, issued
 and outstanding 254.1 million and 252.2 million shares, respectively         25.4             25.2

Class A Common Stock, $0.10 par value, authorized 32 million shares,
 issued and outstanding 15.8 million shares                                    1.6              1.6
Additional capital                                                         1,973.6          1,894.0
Retained earnings                                                          2,386.8          2,045.4
Accumulated other comprehensive loss                                          (1.3)            (2.1)
                                                                          --------         --------
   Total shareholders' equity                                              4,386.1          3,964.1
                                                                          --------         --------
   Total liabilities and shareholders' equity                             $7,581.4         $6,965.2
                                                                          ========         ========

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Dollars in millions, except for per share data)
                                  (Unaudited)

                                                                          December 2,    December 3,
For the quarter ended                                                        1999           1998
-----------------------------------------------------------------------------------------------------
Net sales                                                                  $1,584.4         $ 793.6
                                                                           --------         -------
Costs and expenses:
  Cost of goods sold                                                          770.7           677.7
  Selling, general and administrative                                         167.6           103.0
  Research and development                                                     91.7            67.7
  Other operating expense, net                                                 22.4             7.8
                                                                           --------         -------
    Total costs and expenses                                                1,052.4           856.2
                                                                           --------         -------

Operating income (loss)                                                       532.0           (62.6)
Interest income                                                                23.2              --
Interest expense                                                              (31.7)           (7.9)
Other non-operating income, net                                                 9.6             1.0
                                                                           --------         -------
Income (loss) before income taxes and minority interests                      533.1           (69.5)

Income tax (provision) benefit                                               (186.2)           27.6

Minority interests in net income                                               (5.6)           (4.3)
                                                                           --------         -------
Net income (loss)                                                          $  341.3         $ (46.2)
                                                                           ========         =======


Earnings (loss) per share:
  Basic                                                                    $   1.27         $ (0.19)
  Diluted                                                                      1.19           (0.19)
Number of shares used in per share calculations:
  Basic                                                                       269.2           245.7
  Diluted                                                                     297.4           245.7

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                            December 2,              December 3,
For the three months ended                                                      1999                    1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $    341.3               $    (46.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                229.5                    189.5
    Change in assets and liabilities, net of effects of acquisition
      Decrease (increase) in receivables                                        (212.7)                   112.3
      Increase in inventories                                                   (138.5)                   (36.4)
      Increase in accounts payable and accrued
          expenses, net of plant and equipment payables                          219.7                     65.8
     Other                                                                       109.4                    (29.4)
                                                                            ----------               ----------
Net cash provided by operating activities                                        548.7                    255.6
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale and held-to-maturity securities                  (737.7)                (1,273.5)
Proceeds from sales and maturities of securities                                 623.0                    211.5
Expenditures for property, plant and equipment                                  (219.8)                  (117.5)
Other                                                                              1.4                     (1.5)
                                                                            ----------               ----------
Net cash used for investing activities                                          (333.1)                (1,181.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment purchase contracts                                         (86.5)                   (73.9)
Proceeds from issuance of common stock                                            51.9                    519.1
Repayments of debt                                                               (34.3)                   (28.3)
Cash received in conjunction with acquisition                                       --                    681.1
Proceeds from issuance of debt                                                      --                     34.0
Other                                                                              0.3                      2.3
                                                                            ----------               ----------
Net cash provided by (used for) financing activities                             (68.6)                 1,134.3
                                                                            ----------               ----------

Net increase in cash and equivalents                                             147.0                    208.9
Cash and equivalents at beginning of period                                      294.6                    558.8
                                                                            ----------               ----------
Cash and equivalents at end of period                                       $    441.6               $    767.7
                                                                            ==========               ==========
SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized                                   $    (35.0)              $     (6.9)
Income taxes refunded, net                                                        86.4                    183.2
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases                  71.1                     18.3
Cash received in conjunction with acquisition:
  Fair value of assets acquired                                             $       --               $    949.3
  Liabilities assumed                                                               --                   (138.0)
  Debt issued                                                                       --                   (836.0)
  Stock issued                                                                      --                   (656.4)
                                                                            ----------               ----------
                                                                            $       --               $    681.1
                                                                            ==========               ==========

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

            Consolidated Statements of Comprehensive Income (Loss)
                             (Dollars in millions)
                                  (Unaudited)

                                                            December 2,     December 3,
For the quarter ended                                          1999            1998
---------------------------------------------------------------------------------------
Net income (loss)                                              $ 341.3         $ (46.2)
Foreign currency translation adjustment                             --            (0.2)
Unrealized gain on investments                                     0.7              --
                                                               -------         -------
   Total comprehensive income (loss)                           $ 342.0         $ (46.4)
                                                               =======         =======

         See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
              (All tabular dollar amounts are stated in millions)


1.   Unaudited interim financial statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. Micron Technology, Inc. and its wholly-owned subsidiaries are collectively hereinafter referred to as "MTI." Micron Electronics, Inc., an approximately 61% owned subsidiary of the Company, is hereinafter referred to as "MEI."

     Recently issued accounting standards include Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the AICPA in March 1998 and Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998.

     SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which previously capitalized costs of purchased internal-use computer software and expensed costs of internally developed internal-use software as incurred, adopted the standard in the first quarter of 2000 for developmental costs incurred in that quarter and thereafter. The adoption did not have a material impact on the Company's results of operations.

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

     These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 2, 1999.

2.    Supplemental balance sheet information      December 2,   September 2,
                                                     1999          1999
----------------------------------------------------------------------------

Receivables
----------------------------------------------------------------------------
  Trade receivables                                  $ 854.4        $ 542.4
  Income taxes receivable                               11.6          100.8
  Allowance for returns and discounts                  (31.0)         (38.2)
  Allowance for doubtful accounts                      (12.4)          (9.8)
  Other receivables                                     93.8           97.4
                                                     -------        -------
                                                     $ 916.4        $ 692.6
                                                     =======        =======

Inventories
----------------------------------------------------------------------------
  Finished goods                                       $ 197.3     $ 136.3
  Work in progress                                       246.9       173.6
  Raw materials and supplies                              76.9        71.5
  Allowance for obsolescence                             (17.0)      (15.7)
                                                       -------     -------
                                                       $ 504.1     $ 365.7
                                                       =======     =======

Product and process technology
----------------------------------------------------------------------------
  Product and process technology, at cost              $  328.7    $  325.2
  Less accumulated amortization                          (122.3)     (112.6)
                                                       --------    --------
                                                       $  206.4    $  212.6
                                                       ========    ========

Property, plant and equipment
------------------------------------------------------------------------------
  Land                                                 $    41.8   $     42.2
  Buildings                                              1,193.1      1,172.4
  Equipment                                              4,203.8      4,074.4
  Construction in progress                                 767.7        726.0
                                                       ---------   ----------
                                                         6,206.4      6,015.0
  Less accumulated depreciation and amortization        (2,377.7)    (2,215.4)
                                                       ---------   ----------
                                                       $ 3,828.7   $  3,799.6
                                                       =========   ==========

     As of December 2, 1999, property, plant and equipment included total unamortized costs of $708.3 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $647.6 million has not been placed in service and is not being depreciated. Timing of the completion of the remainder of the Lehi facility is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of December 2, 1999, it was determined to have no impairment.

     Depreciation expense was $213.6 million and $181.1 million for the first quarter of 2000 and 1999, respectively.


                                                  December 2,  September 2,
                                                     1999          1999
----------------------------------------------------------------------------

Accounts payable and accrued expenses
----------------------------------------------------------------------------
  Accounts payable                                     $465.6        $453.1
  Salaries, wages and benefits                          150.9          95.4
  Interest payable                                       26.6          33.9
  Taxes payable other than income                        52.9          33.4
  Product and process technology payable                 17.8          24.0
  Income taxes payable                                  126.2          13.7
  Other                                                  43.6          51.9
                                                       ------        ------
                                                       $883.6        $705.4
                                                       ======        ======

Debt
----------------------------------------------------------------------------------------------------
  Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized
         discount of $62.7 million                                         $  677.3       $  675.2
  Convertible subordinated notes payable, due July 2004,
         interest rate of 7.0%                                                500.0          500.0
  Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of
         $36.9 million                                                        173.1          171.9
  Notes payable in periodic installments through July 2015,
    weighted average interest rate of 7.35% and 7.37%,
         respectively                                                         228.9          259.0
  Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of
         7.69% and 7.52%, respectively                                         31.0           33.1
                                                                           --------       --------
                                                                            1,610.3        1,639.2
  Less current portion                                                       (108.8)        (111.7)
                                                                           --------       --------
                                                                           $1,501.5       $1,527.5
                                                                           ========       ========

     The convertible subordinated notes due October 2005 (the "Convertible Notes") with an effective yield to maturity of 8.4% have a face value of $740 million and a stated interest rate of 6.5%. The Convertible Notes are convertible into shares of the Company's common stock at $60 per share. The Company may call for the early redemption of the Convertible Notes between October 2000 and October 2002 if the price of the Company's common stock is at least $78 per share for a specified trading period. Subsequent to October 2002, the Convertible Notes are redeemable by the Company at an initial price of 103% which declines to 100% of the principal amount depending on the date of redemption. The Convertible Notes have not been registered with the Securities and Exchange Commission, however the holder has certain registration rights.

     The 7.0% convertible subordinated notes due July 2004 are convertible into shares of the Company's common stock at $67.44 per share. The Company may call for the early redemption of the notes through July 2001 if the price of the Company's common stock is at least $87.67 per share for a specified trading period. Subsequent to July 2001, the notes are redeemable by the Company at an initial price of 103% which declines to 100% of the principal amount depending on the date of redemption. The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and stated interest rate of 6.5%.

     MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of December 2, 1999, MEI had no borrowings outstanding under the agreement.

     MTI terminated its secured revolving credit agreement effective December 2, 1999.


3.   Other operating expense, net

     Other operating expense for the first quarter of 2000 includes a net pre-tax charge of $18.2 million from the write down and disposal of semiconductor operations equipment.

4.   Other non-operating income, net

     Other non-operating income for the first quarter of 2000 includes a $9.7 million gain on the contribution by MTI of 1.9 million shares of MEI Common Stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the first quarter of 2000 reflects an $18.7 million charge for the market value of the stock contributed.


5.   Income tax provision (benefit)

     The effective tax rate for the first quarter of 2000 and 1999 approximated 35% and 40%, respectively. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations.


6.   Earnings (loss) per share

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Diluted earnings per share further assumes the conversion of MTI's convertible subordinated notes for the periods in which they were outstanding, unless such assumed conversion would not be dilutive.

                                                                            December 2,             December 3,
For the quarter ended                                                           1999                    1998
----------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders,  Basic                     $341.3                 $ (46.2)
                                                                                ======                 =======
Net income (loss) available for common shareholders, Diluted                    $355.0                 $ (46.2)
                                                                                ======                 =======

Weighted average common stock outstanding - Basic                                269.2                   245.7
Net effect of dilutive stock options                                               8.4                      --
Net effect of dilutive convertible subordinated notes                             19.8                      --
                                                                                ------                 -------
Adjusted weighted average common stock - Diluted                                 297.4                   245.7
                                                                                ======                 =======

Basic income (loss) per share                                                   $ 1.27                 $ (0.19)
                                                                                ======                 =======

Diluted income (loss) per share                                                 $ 1.19                 $ (0.19)
                                                                                ======                 =======

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                                            December 2,            December 3,
For the quarter ended                                                          1999                    1998
--------------------------------------------------------------------------------------------------------------------
Employee stock plans                                                               0.9                   27.4
8.4% convertible subordinated notes payable due 2005                                --                    8.8
7.0% convertible subordinated notes payable due 2004                                --                    7.4

7.   Acquisition

     On September 30, 1998, MTI completed the acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments Incorporated ("TI") for a net purchase price of approximately $832.8 million. The Acquisition was consummated through the issuance of debt and equity securities. In connection with the transaction, MTI issued 28.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of subordinated notes. In addition to TI's net memory assets, MTI received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. MTI and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced on January 1, 1999. MTI made royalty payments to TI under a prior cross license agreement for operations through December 31, 1998.

     The following unaudited pro forma information presents the consolidated results of operations of the Company for the first quarter of 1999 as if the Acquisition had taken place at the beginning of fiscal 1999:

                                                     December 3,
For the quarter ended                                   1998
-------------------------------------------------------------------
   Net sales                                            $ 848.9
   Net loss                                               (63.4)
   Basic loss per share                                   (0.23)
   Diluted loss per share                                 (0.23)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.


8.   Equity investment

     On October 19, 1998, Intel Corporation ("Intel") invested $500 million in the Company and as a result holds approximately 15.8 million shares of MTI's non-voting Class A Common Stock. The Class A Common Stock represented approximately 6% of MTI's outstanding common stock as of December 2, 1999. The Class A Common Stock will automatically be converted into MTI's common stock, subject to certain adjustments, upon a transfer to a holder other than Intel or a 90% owned subsidiary of Intel. As of December 2, 1999, the Class A Common Stock was convertible into common stock on a one-to-one basis. The Class A Common Stock issued to Intel has not been registered under the Securities Act of 1933, as amended, and is therefore subject to certain restrictions on resale. MTI and Intel entered into a securities rights and restrictions agreement which provides Intel with certain registration rights and places certain restrictions on Intel's voting rights and other activities with respect to the shares of MTI Class A Common Stock or common stock. Intel also has the right to designate a director nominee, acceptable to MTI's Board of Directors. Pursuant to its agreement with Intel, MTI committed to the development of direct Rambus(R) DRAM ("RDRAM") and to make available to Intel a certain percentage of its semiconductor memory output over a five-year period, subject to certain limitations.


9.   Joint Ventures

     MTI has interests in two joint venture wafer fabrication facilities: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH, which operates in Singapore, is a joint venture among MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs".

     Subject to certain terms and conditions, MTI has agreed to purchase the entire output of the JVs. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information system support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products obtained from the JVs. The net cost of products purchased from the JVs, including the amortization on the value of the JV supply agreements, amounted to $113.6 million and $62.1 million for KMT and TECH, respectively, for the first quarter of 2000, and $24.3 million and $8.5 million for the first quarter of 1999.

     Receivables from KMT and TECH were $15.1 million and $54.6 million and payables were $76.8 million and $36.1 million, respectively, as of December 2, 1999. As of September 2, 1999, receivables from KMT and TECH were $19.1 million and $47.2 million and payables were $24.4 million and $32.0 million, respectively.


10.  Operating Segment Information

     The Company has two reportable segments based on the nature of its operations and products offered to customers: semiconductor operations and PC operations. The semiconductor operations segment's primary product is DRAM. The PC operations segment's primary products include desktop and notebook PC systems, multiprocessor network servers and hardware services.

     Segment operating results are measured based on operating income (loss). Intersegment sales primarily reflect sales of memory products from the semiconductor operations segment to the PC operations segment and, to a lesser extent, sales of computers from the PC operations segment to the semiconductor operations segment. Intersegment sales are measured based on contract prices as internally reported.

     Sales to two of the Company's major PC OEM customers each approximated 15% of the Company's net sales of semiconductor memory products in the first quarter of 2000.

                                             December 2,         December 3,
For the quarter ended                           1999                1998
-------------------------------------------------------------------------------

Net Sales
-------------------------------------------------------------------------------
Semiconductor operations
  External                                     $1,321.9              $426.8
  Intersegment                                     17.6                10.7
                                               --------              ------
                                               $1,339.5              $437.5

PC operations
  External                                     $  262.4              $363.6
  Intersegment                                      1.2                  .6
                                               --------              ------
                                               $  263.6              $364.2

All other - external                           $    0.1              $  3.2

Total segments                                 $1,603.2              $804.9
Elimination of intersegment                       (18.8)              (11.3)
                                               --------              ------
Total consolidated net sales                   $1,584.4              $793.6
                                               ========              ======

Operating income (loss)
-------------------------------------------------------------------------------
Semiconductor operations                       $ 564.9              $ (57.0)
PC operations                                    (31.2)                 2.0
All other                                         (1.8)                (7.4)
                                               -------              -------
Total segments                                 $ 531.9              $  62.4)

Elimination of intersegment                        0.1                 (0.2)
                                               -------              -------
Total consolidated operating income (loss)     $ 532.0              $ (62.6)
                                               =======              =======

     Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision-makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.

                                               December 2,      September 2,
Segment assets as of                              1999              1999
-----------------------------------------------------------------------------
Semiconductor operations                         $6,704.2          $6,001.9
PC operations                                       510.0             533.9
All other                                            15.3              15.5
                                                 --------          --------
                                                  7,229.5           6,551.3
Elimination of intersegment                         (87.0)            (74.8)
                                                 --------          --------
                                                 $7,142.5          $6,476.5
                                                 ========          ========

Reconciliation to total assets
------------------------------------------------------------------------------
Total segment assets                             $7,142.5          $6,476.5
Prepaid expenses                                     27.2              38.3
Deferred taxes                                       93.4             119.9
Product and process technology                      206.4             212.6
Other assets (net of segment assets)                111.9             117.9
                                                 --------          --------

Total consolidated assets                        $7,581.4          $6,965.2
                                                 ========          ========

11.  Commitments and contingencies

     As of December 2, 1999, the Company had commitments of approximately $911.1 million for equipment purchases and $65.1 million for the construction of buildings.

     The Company has from time to time received, and may in the future receive, communications alleging that its products or its processes may infringe on product or process technology rights held by others. The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date. Determination that the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position, results of operations or cash flows and could require changes in production processes and products. The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI."The Company's PC operations are operated through Micron Electronics, Inc. ("MEI"), a 61% owned, publicly-traded subsidiary of MTI.

     The following discussion contains trend information and other forward-looking statements (including, for example, statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, acquisitions and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 2, 1999. All period references are to the Company's fiscal periods ended December 2, 1999, September 2, 1999, or December 3, 1998, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.


Results of Operations

                                                             First Quarter
                                          ----------------------------------------------------
                                                       2000                     1999
                                          ----------------------------------------------------
                                              (dollars in millions, except per share data)
Net sales:
 Semiconductor operations                     $1,339.5       84.5%       $ 437.5        55.1%
 PC operations                                   263.6       16.6%         364.2        45.9%
 All other                                         0.1        0.0%           3.2         0.4%
 Intersegment                                    (18.8)      (1.1)%        (11.3)       (1.4)%
                                              --------      -----        -------       -----
   Consolidated net sales                     $1,584.4      100.0%       $ 793.6       100.0%
                                              ========      =====        =======       =====

Operating income (loss):
 Semiconductor operations                     $  564.9                   $ (57.0)
 PC operations                                   (31.2)                      2.0
 All other                                        (1.8)                     (7.4)
 Intersegment                                      0.1                      (0.2)
                                              --------                   -------
   Consolidated operating income (loss)       $  532.0                   $ (62.6)
                                              ========                   =======

Net income (loss)                             $  341.3                   $ (46.2)
                                              ========                   =======

Earnings (loss) per share                     $   1.19                   $ (0.19)
                                              ========                   =======

     The net loss for the fourth quarter of 1999 was $17 million, or $0.07 per share, on net sales of $1,081 million.

     Intersegment sales represent sales between different segments of the Company and are eliminated to arrive at consolidated net sales. Intersegment sales for the first quarter of 2000 and 1999 are primarily comprised of sales from the Company's semiconductor operations segment to the Company's PC operations segment. (See "Notes to Consolidated Financial Statements - Operating Segment Information.")

     Net Sales

     Consolidated net sales for the first quarter of 2000 were higher by 100% compared to the first quarter of 1999, principally due to an increase in the volume of megabits of memory sold. The increase in net sales for the first quarter of 2000 as compared to the first quarter of 1999 was partially offset by a decline in both the volume and average price per unit of PC systems sold. Average selling prices per megabit of semiconductor memory generally declined during the second half of 1999 but recovered during the first quarter of 2000 to reach average selling prices similar to those in the first quarter of 1999. Consolidated net sales for the first quarter of 2000 increased by 47% compared to the fourth quarter of 1999, principally due to a 70% increase in average selling prices per megabit of memory.

     Net sales from semiconductor operations for the first quarter of 2000 increased by 206% as compared to the first quarter of 1999 due primarily to a 227% increase in total megabits of semiconductor memory sold. This increase in shipments was made possible by an increase in product available from continued improvements in manufacturing efficiencies through ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, shifts in the Company's mix of semiconductor memory products to higher average density products and additional output from the ramp of the Company's international operations and joint ventures.

     Net sales from semiconductor operations increased by 63% in the first quarter of 2000 as compared to the fourth quarter of 1999, primarily due to an approximate 70% increase in the average selling prices of semiconductor memory products. The Company expects average selling prices for semiconductor memory products to decrease in the second quarter of 2000 as compared to the first quarter. The level of megabit sales remained relatively constant comparing the first quarter of 2000 with the fourth quarter of 1999. The level of megabit sales achieved in the first quarter was made possible primarily by production gains while the level of megabit sales in the fourth quarter was attributable in part to a reduction in finished goods inventory. Finished goods inventory levels at the end of the first quarter of 2000 were higher than at the end of the fourth quarter of 1999, but remained constant in terms of weeks of production.

     The Company's primary memory product in the first quarter of 2000 was the 64 Meg Synchronous DRAM ("SDRAM"), which comprised approximately 70% of the net sales of semiconductor memory for the period. The 64 Meg SDRAM comprised approximately 56% and 70% of the net sales of semiconductor memory for the first and fourth quarters of 1999, respectively.

     Net sales from the Company's PC operations for the first quarter of 2000 decreased by approximately 28% as compared to the first quarter of 1999 primarily due to a 26% decrease in unit sales and to a lesser extent due to a 9% decrease in overall average selling prices for the Company's PC systems. The decrease in unit sales for the first quarter of 2000 as compared to the first quarter of 1999 is primarily due to lower consumer and government PC unit sales, together with a 44% reduction in notebook shipments. The significant decline in the consumer business was due in part to the Company's ongoing effort to focus its PC business resources on increasing the levels of sales in the small business, commercial and government sectors, which efforts have not yet resulted in the expected increase in sales. The decline in government sector sales reflects increased pricing competition and lower than usual purchases by federal government agencies. The decline in overall average selling prices is primarily attributed to price competition in the market served by the Company's desktop product line.

     Net sales from PC operations for the first quarter of 2000 decreased by approximately 2% as compared to the fourth quarter of 1999 primarily due to a 4% decrease in unit sales. The decrease in unit sales is primarily due to a 16% decrease in notebook shipments.

     Gross Margin

                                                        First Quarter
                                               ------------------------------
                                                  2000    % Change     1999
                                               ------------------------------
Gross margin                                    $813.7       602.1%   $115.9
      as a % of net sales                         51.4%                 14.6%

     The increase in the Company's consolidated gross margin for the first quarter of 2000 as compared to the first quarter of 1999 is attributable to reductions in the Company's per megabit costs in its semiconductor operations. The Company's consolidated gross margin percentage for the fourth quarter of 1999 was 21%. The increase in gross margin for the first quarter of 2000 as compared to the fourth quarter of 1999 resulted primarily from an approximate 70% increase in average selling prices for the Company's semiconductor memory products.

     The gross margin percentage for the Company's semiconductor operations for the first quarter of 2000 was 58%, compared to 14% for the first quarter of 1999. The gross margin increase was due to comparative decreases in per megabit costs which were achieved primarily through continued improvements in manufacturing efficiencies and improved cost on products purchased from MTI's joint ventures. Decreases in per megabit manufacturing costs were achieved principally through transitions to shrink versions of existing products and shifts in the Company's mix of semiconductor memory products to a higher average density.

     The gross margin percentage on sales of semiconductor memory products for the fourth quarter of 1999 was 23%. The increase in gross margin percentage for semiconductor memory products sold in the first quarter of 2000 as compared to the fourth quarter of 1999 was primarily the result of the 70% increase in average selling prices per megabit of memory.

     Subject to certain terms and conditions, MTI has agreed to purchase the entire output from two joint venture wafer fabrication facilities, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." The cost of products purchased from the JVs is subject to significant fluctuations, based in part on MTI's average selling prices. The Company expects the cost of products purchased from the JVs to be higher in the second quarter of 2000 than in the first quarter. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information systems support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs and as such can impact the Company's gross margin percentage. The Company expects the gross margin on products purchased from the JVs to be lower in the second quarter of 2000 than in the first quarter.

     The gross margin percentage for the Company's PC operations for the first quarter of 2000 was 14%, compared with 15% and 18%, respectively, in the first and fourth quarters of 1999. The decrease for the PC operations gross margin percentage comparing the first quarter of 2000 to the first quarter of 1999 is due to the 9% decrease in average selling prices for the Company's PC systems. The decrease in PC operations gross margin percentage for the first quarter of 2000 as compared to the fourth quarter of 1999 is primarily due to increased costs for materials and increased pricing pressure in the government sector.

     Selling, General and Administrative

                                                    First Quarter
                                          ------------------------------
                                             2000   % Change      1999
                                          ------------------------------
Selling, general and administrative        $167.6       62.7%   $103.0
   as a % of net sales                       10.6%                13.0%

     Selling, general and administrative expenses increased in the first quarter of 2000 as compared to the first and fourth quarters of 1999 primarily as a result of a $19 million charge for the market value of MEI common stock contributed by MTI to the Micron Technology Foundation, a higher level of performance based compensation costs for the Company's semiconductor operations and increased advertising expense for the Company's PC operations. Additionally, the increase in selling, general and administrative expense for the first quarter of 2000 as compared to the first quarter of 1999 reflects a higher level of personnel expense for an increased number of administrative employees associated with semiconductor and PC operations. Selling, general and administrative expenses for the first quarter of 2000 increased by 26% as compared to the fourth quarter of 1999. The Company expects selling, general and administrative expenses to remain at approximately the same level as the first quarter of 2000 for the remainder of the year.


     Research and Development

                                                                                                   First Quarter
                                                                                            -----------------------------
                                                                                              2000   % Change     1999
                                                                                            -----------------------------
Research and development                                                                     $91.7     35.5%      $67.7
as a % of net sales                                                                            5.8%                 8.5%

     Substantially all the Company's research and development efforts relate to its semiconductor operations. Research and development expenses vary primarily with personnel costs, the cost of advanced equipment dedicated to new product and process development and the number of development wafers processed. Research and development efforts are focused on .15 micron line widths process technology, which is the primary determinant in transitioning to next generation and future products. Simultaneous research and development efforts across multiple products prepare the Company for future product introductions and allow current products to utilize the advanced process technology to achieve higher performance at lower production costs. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 Meg and 128 Meg SDRAMs and on design and development of the Company's 256 Meg and 512 Meg SDRAMs, Rambus(R) DRAM ("RDRAM"), Double Data Rate ("DDR") SDRAM, Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory products, system-on-a-chip ("SOC") solutions, and memory technology enablement.


     Other Operating Expense, net

     Other operating expense for the first quarter of 2000 includes a net pre-tax charge of $18 million from the write down and disposal of semiconductor operations equipment.

     Other Non-Operating Income, net

     Other non-operating income for the first quarter of 2000 includes a $10 million gain on the contribution by MTI of 1.9 million shares of MEI Common Stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the first quarter of 2000 reflects a $19 million charge for the market value of the stock contributed.

     Income Tax Provision (Benefit)

     The effective tax rates for the first quarter of 2000 and 1999 approximated 35% and 40%, respectively. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations. Taxes on earnings of certain foreign operations and domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

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

     SOP 98-1 requires companies to capitalize certain costs of computer software developed or obtained for internal use. The Company, which previously capitalized costs of purchased internal-use computer software and expensed costs of internally developed internal-use software as incurred, adopted the standard in the first quarter of 2000 for developmental costs incurred in that quarter and thereafter. The adoption did not have a material impact on the Company's results of operations.

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


Liquidity and Capital Resources

     As of December 2, 1999, the Company had cash and liquid investments totaling $1.9 billion, representing an increase of $273 million during the first three months of 2000. The Company's principal source of liquidity during the first three months of 2000 was net cash flow from operations of $549 million. The principal use of funds during the first three months of 2000 was $220 million for property, plant and equipment expenditures.

     The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company currently estimates it will spend approximately $1.5 billion in fiscal 2000 for purchases of equipment and for construction and improvement of buildings, of which it has spent approximately $291 million to date. As of December 2, 1999, the Company had entered into contracts extending into fiscal 2001 for approximately $911 million for equipment purchases and approximately $65 million for the construction of facilities.

     As of December 2, 1999, approximately $363 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of MTI's semiconductor memory operations. MEI has a $100 million unsecured credit agreement, expiring June 2001 which contains certain restrictive covenants pertaining to MEI, including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. As of December 2, 1999, MEI had no borrowings outstanding under the agreement. MTI terminated its secured revolving credit agreement effective December 2, 1999.


Year 2000

     The Company did not experience an interruption of its operations as a consequence of the transition from the year 1999 to the year 2000. The Company incurred aggregate incremental costs of approximately $6.4 million to complete its Year 2000 compliance programs.

Certain Factors

     In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended September 2, 1999, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

     The semiconductor memory industry is characterized by rapid technological change, frequent product introductions and enhancements, difficult product transitions, relatively short product life cycles and volatile market conditions. These characteristics historically have made the semiconductor industry highly cyclical, particularly in the market for DRAMs, which are the Company's primary products. The semiconductor industry has a history of declining average sales prices as products mature. Long-term average decreases in sales prices for semiconductor memory products have approximated 30% on an annualized basis; however, significant fluctuations from this rate have occurred from time to time, including in recent periods.

     The selling prices for the Company's semiconductor memory products fluctuate significantly with real and perceived changes in the balance of supply and demand for these commodity products. Growth in worldwide supply outpaced growth in worldwide demand in recent years, resulting in a significant decrease in average selling prices for the Company's semiconductor memory products. The semiconductor industry in general and the DRAM market in particular, experienced a severe downturn from mid 1996 through 1999. Average per megabit prices declined approximately 37% comparing 1999 to 1998, following a 60% decline comparing 1998 to 1997 and a 75% decline comparing 1997 to 1996. Although the Company experienced improvements in average per megabit prices in the first quarter of 2000 as compared to the fourth quarter of 1999, the Company is unable to predict future prices for its products. In the event that average selling prices decline at a faster rate than the rate at which the Company is able to decrease per unit manufacturing costs, the Company's operations, cash flows and financial condition could be adversely affected.

     The Company and its competitors are seeking improved yields, smaller die size and fewer mask levels in their product designs. These improvements could result in a significant increase in worldwide supply of semiconductor memory devices which could lead to further downward pressures on prices. The increase in worldwide semiconductor memory production resulting from the Company's full utilization of its international wafer fabrication operations and the transfer of its product and process technology to these operations may result in further downward pricing pressure on semiconductor memory products. In addition, consolidation by competitors in the semiconductor memory industry could provide competitors with greater capital resources and create the potential for greater worldwide investment in semiconductor memory capacity, which could exert further downward pressure on prices. Recent evidence of improved economic conditions in Asia could increase capital flows to that region and result in increased investment by Asian DRAM manufacturers to finance technology advancements and expansion projects, potentially increasing worldwide supply and leading to further downward pricing pressure.

     The PC market continues to consume the majority of the Company's semiconductor production. In the first quarter of 2000, approximately 87% of the Company's sales of semiconductor memory products were sold into the PC or peripheral markets. DRAMs are the most widely used semiconductor memory component in most PC systems. Should the rate of growth for PC industry units decrease or the rate of growth in the amount of memory per PC system decrease, the growth rate for sales of semiconductor memory could also decrease, placing further downward pressure on selling prices for the Company's semiconductor memory products. The Company is unable to predict changes in industry supply, major customer marketing or inventory management strategies or end user demand, which are significant factors that influence prices for the Company's semiconductor memory products.

     Over the past several years, the Company's productivity gains have continued to increase its semiconductor memory output. In recent periods, the Company has sold this additional semiconductor memory output by increasing its market share with several of its larger OEM customers and through sales to a broader customer base including accounts of lesser size and potentially lesser financial stability. In the event the Company is unable to further increase its market share with OEM customers, broaden its customer base, or if the Company experiences reductions in the level of OEM orders, the Company's results of operations and cash flows could be adversely affected.

     The Company's semiconductor operations experience intense competition from a number of companies, including Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG, NEC Corporation and Samsung Semiconductor, Inc. Some of the Company's competitors are very large corporations or conglomerates which may have greater resources and a better ability to withstand downturns in the semiconductor memory market. Additional mergers or consolidation in the industry could put the Company at a further disadvantage with respect to such competitors.

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

     The raw materials utilized by the Company's semiconductor operations generally must meet exacting product specifications. The Company generally uses multiple sources of supply, but the number of suppliers capable of delivering certain raw materials is very limited. The availability of raw materials, such as silicon wafers, photolithography reticles, certain chemicals, lead frames and molding compound, may decline due to the increase in worldwide semiconductor manufacturing. Although shortages have occurred from time to time and lead times in the industry have been extended on occasion, to date the Company has not experienced any significant interruption in operations as a result of a difficulty in obtaining raw materials for its semiconductor operations. Interruption of any one raw material source could adversely affect the Company's operations. Moreover, interruption of manufacturing due to any cause could materially adversely affect the Company's results of operations.

     Subject to certain terms and conditions, MTI has agreed to purchase the entire output of the JVs. Historically, the JVs have required external financing to fund operations and to transition to the latest generation technologies in a timely or efficient manner. The JVs are also dependent on certain key personnel and on a limited number of sources for certain raw materials. In the event either of the JVs are unable to secure required external financing, experience a loss of key personnel, or incur significant interruption in the delivery of raw materials, the Company would experience a reduction in supply of product from the JVs. Any reduction of supply, regardless of cause, could adversely affect the Company's results of operations and cash flows. The JVs also rely on Texas Instruments Incorporated ("TI") computer networks and information technology services purchased from TI. If unforeseen difficulties are encountered in transitioning the JVs away from TI's software, hardware or services or if TI fails to perform its service agreement with the JVs before the JVs are ready to transition to new systems, JV production could be impacted and the Company's results of operations could be adversely affected.

     The semiconductor and PC industries have experienced a substantial amount of litigation regarding patent and other intellectual property rights. From time to time, third parties have asserted, and may in the future assert, that the Company's products or its processes infringe product or process technology rights held by such parties. The Company has entered into a number of patent and intellectual property license agreements with third parties, some of which require one-time or periodic royalty payments. It may be necessary or advantageous in the future for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. The Company is currently involved in litigation to enforce patents held by the Company and to defend the Company against claimed infringement of the rights of others. Adverse determinations that the Company's manufacturing processes or products have infringed the product or process rights held by others could subject the Company to significant liabilities to third parties or require material changes in production processes or products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's PC operations, through MEI, participate in a highly competitive industry characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and rapidly declining component costs. Many of the Company's PC competitors have experienced greater growth rate, have greater brand name recognition and market share, offer broader product lines and have substantially greater financial, technical, marketing and other resources than the Company. The Company's PC competitors may also benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. In addition, the Company may be at a relative cost disadvantage to certain of its competitors as a result of the Company's U.S. dollar denominated purchases of PC components during a period of relative weakening of the U.S. dollar. The failure of the Company to compete effectively in the PC market could have a material adverse effect on the Company's results of operations and financial position.

     The Company's PC operations compete with a number of PC manufacturers, which sell their products primarily through direct channels, including Dell Computer Corporation and Gateway 2000, Inc. The Company also competes with PC manufacturers, such as Apple Computer, Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), NEC Corporation and Toshiba Corporation among others. Several of these manufacturers, which have traditionally sold their products through national and regional distributors, dealers and value added resellers and retail stores now sell their products through the direct channel. In addition, the Company expects to face increased competition in the U.S. direct sales market from foreign PC suppliers and from foreign and domestic suppliers of PC products that decide to implement, or devote additional resources to, a direct sales strategy. In order to gain an increased share of the United States PC direct sales market, these competitors may effect a pricing strategy that is more aggressive than the current pricing in the direct sales market or may have pricing strategies influenced by relative fluctuations in the U.S. dollar compared to other currencies. The Company continues to experience significant pressure on its PC operating results as a result of intense competition in the PC industry and consumer expectations of more powerful PC systems at lower prices.

     MEI's e-services initiatives are designed around four key areas: web hosting, e-commerce, connectivity and computer hardware and desktop management. The offering of e-services increases the complexity of the Company's PC operations and may place a significant strain on MEI's operating, financial and managerial resources. There can be no assurance that MEI's resources will be adequate to support these initiatives. Furthermore, web hosting and connectivity are areas that are extremely competitive and subject to rapid changes in technology. A large number of companies, including Verio Inc. and Concentric Network Corporation, offer e-services similar to those provided by the Company. Large diversified companies such as Intel Corporation ("Intel"), IBM and AT&T Corp. have indicated their intent to enter into the e-services market, which will intensify the competition. Many of these competitors have greater financial resources, strategic relationships, brand recognition and a larger customer base than MEI, any or all of which may prove critical for success in the e-service market. There can be no assurance that the Company will successfully compete in this market or that its efforts to succeed in this market will not diminish its ability to compete effectively in the PC market.

     MEI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, industry competition, MEI's ability to accurately forecast demand and selling prices for its PC products, fluctuating market pricing for PCs, seasonal government purchasing cycles, inventory obsolescence, MEI's ability to effectively manage inventory levels, changes in product mix, manufacturing and production constraints, fluctuating component costs, the effects of product reviews and industry awards, critical component availability, seasonal cycles common in the PC industry, the timing of new product introductions by MEI and its competitors and global market and economic conditions. MEI's operating results could have a material impact on the Company's consolidated operating results.


     The Company is dependent upon a limited number of key management and technical personnel. In addition, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel in its worldwide operations particularly as it adds different product types to its product line, which require parallel design efforts and significantly increase the need for highly skilled technical personnel. The Company competes for such personnel with other companies, academic institutions and government entities. The Company has experienced, and expects to continue to experience, recruitment of its existing personnel by other employers. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Any loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business and results of operations.

     International sales comprised approximately 39% and 27% of the Company's consolidated net sales in the first quarter of 2000 and 1999, respectively. The Company expects international sales to continue to increase as a result of increased production by its international operations. International sales and operations are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, import tariffs and export duties, changes to import and export regulations, possible restrictions on the repatriation and other transfer of funds, longer customer payment terms, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of international laws and regulations, and, in certain instances, political and economic instability. While to date these factors have not had a significant adverse impact on the Company's results of operations, there can be no assurance that there will not be such an impact in the future. The only portion of the Company's workforce subject to collective bargaining agreements is based in Italy. The Company has experienced minimal interruptions in work flow as a result of union activity. While to date such interruptions have not had a material impact on the Company's business or results of operations, there can be no assurance that a future interruption, if any, would not have an adverse effect on the Company's business or results of operations.

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

      As of December 2, 1999, TI and Intel held an aggregate of 44,743,369 shares of common stock, representing 17% of the Company's total outstanding common stock. These shares have not been registered with the Securities and Exchange Commission ("SEC"), however TI and Intel each have registration rights. Until such time as TI and Intel substantially reduce their holdings of Company common stock, the Company may be hindered in obtaining new equity capital. As of December 2, 1999, the Company also had outstanding $500 million of convertible subordinated notes that were issued in an SEC registered offering in June 1997 that are convertible into 7,413,997 shares of common stock. TI holds notes with a face value of $740 million which are convertible into 12,333,333 shares of common stock. TI's resale of these notes could limit the Company's ability to raise capital through the issuance of additional convertible debt instruments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of December 2, 1999, the Company held aggregate cash and receivables in foreign currency valued at approximately US $164 million and aggregate foreign currency payables valued at approximately US $255 million (including long-term liabilities denominated in Euros valued at approximately US $129 million). Foreign currency receivables and payables are comprised primarily of Euros, Singapore Dollars and British Pounds.

                          Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  The following are filed as a part of this report:

     Exhibit
     Number         Description of Exhibit
     ------         ------------------------------------------------------------

     3.7            By-laws of the Registrant, as amended

     27             Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 2, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Micron Technology, Inc.
                           -----------------------------------------------------
                           Registrant)




Dated: January 13, 2000    /s/ Wilbur G. Stover, Jr.
                           -----------------------------------------------------
                           Wilbur G. Stover, Jr., Vice President of Finance and
                           Chief Financial Officer (Principal Financial and
                           Accounting Officer)