Form 10-Q
period 2000-03-02
MICRON TECHNOLOGY INC
filed 2000-04-10
CIK 723125

                                   FORM 10-Q
                                    _______

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                    _______


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 2, 2000

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                                    _______


                        Commission File Number: 1-10658


                            Micron Technology, Inc.

    State or other jurisdiction of incorporation or organization: Delaware


                                     _______


       Internal Revenue Service - Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho 83716-9632
                                (208) 368-4000


                                    _______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ___

     The number of outstanding shares of the registrant's Common Stock as of April 5, 2000, was 261,602,148 shares of Common Stock and 15,810,277 shares of Class A Common Stock.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
                  (Dollars in millions, except for par value)

                                                                           March 2,       September 2,
As of                                                                        2000             1999
--------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Cash and equivalents                                                        $  429.9          $  294.6
Liquid investments                                                           1,248.5           1,318.9
Receivables                                                                    875.8             692.6
Inventories                                                                    690.1             365.7
Prepaid expenses                                                                26.3              38.3
Deferred income taxes                                                           89.8             119.9
                                                                            --------          --------
   Total current assets                                                      3,360.4           2,830.0

Product and process technology, net                                            215.8             212.6
Property, plant and equipment, net                                           3,926.9           3,799.6
Other assets                                                                   231.7             123.0
                                                                            --------          --------
   Total assets                                                             $7,734.8          $6,965.2
                                                                            ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                       $  789.8          $  705.4
Deferred income                                                                 37.6              23.4
Equipment purchase contracts                                                    65.9              81.5
Current portion of long-term debt                                               74.2             111.7
                                                                            --------          --------
   Total current liabilities                                                   967.5             922.0

Long-term debt                                                               1,464.5           1,527.5
Deferred income taxes                                                          310.9             309.1
Other liabilities                                                               72.3              74.2
                                                                            --------          --------
  Total liabilities                                                          2,815.2           2,832.8
                                                                            --------          --------

Commitments and contingencies

Minority interests                                                             186.0             168.3

Common Stock, $0.10 par value, authorized 1.0 billion shares, issued
 and outstanding 256.9 million and 252.2 million shares, respectively           25.7              25.2

Class A Common Stock, $0.10 par value, authorized 32 million shares,
 issued and outstanding 15.8 million shares                                      1.6               1.6

Additional capital                                                           2,120.8           1,894.0
Retained earnings                                                            2,548.1           2,045.4
Accumulated other comprehensive income (loss)                                   37.4              (2.1)
                                                                            --------          --------
  Total shareholders' equity                                                 4,733.6           3,964.1
                                                                            --------          --------
  Total liabilities and shareholders' equity                                $7,734.8          $6,965.2
                                                                            ========          ========

          See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Dollars in millions, except for per share data)
                                  (Unaudited)

                                                                       March 2,     March 4,
For the quarter ended                                                    2000         1999
----------------------------------------------------------------------------------------------
Net sales                                                              $1,392.5     $1,025.8
                                                                       --------     --------
Costs and expenses:
  Cost of goods sold                                                      881.4        745.1
  Selling, general and administrative                                     142.7        125.5
  Research and development                                                103.5         85.5
  Other operating expense, net                                             10.5         18.4
                                                                       --------     --------
    Total costs and expenses                                            1,138.1        974.5
                                                                       --------     --------

Operating income                                                          254.4         51.3
Interest income                                                            26.6         23.3
Interest expense                                                          (30.7)       (35.0)
Other non-operating (loss) income, net                                     (0.3)         0.4
                                                                       --------     --------
Income before income taxes and minority interests                         250.0         40.0

Income tax provision                                                      (86.4)       (16.1)

Minority interests in net income                                           (2.3)        (1.5)
                                                                       --------     --------
Net income                                                             $  161.3     $   22.4
                                                                       ========     ========


Earnings per share:
  Basic                                                                $   0.60     $   0.08
  Diluted                                                                  0.58         0.08
Number of shares used in per share calculations:
  Basic                                                                   270.4        264.3
  Diluted                                                                 278.6        272.9

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Dollars in millions, except for per share data)
                                  (Unaudited)

                                                                              March 2,     March 4,
For the six months ended                                                        2000         1999
------------------------------------------------------------------------------------------------------
Net sales                                                                     $2,976.9      $1,819.4
                                                                              --------      --------
Costs and expenses:
  Cost of goods sold                                                           1,652.1       1,422.8
  Selling, general and administrative                                            310.3         228.5
  Research and development                                                       195.2         153.2
  Other operating expense, net                                                    32.9          26.1
                                                                              --------      --------
    Total costs and expenses                                                   2,190.5       1,830.6
                                                                              --------      --------

Operating income (loss)                                                          786.4         (11.2)
Interest income                                                                   49.8          40.9
Interest expense                                                                 (62.4)        (60.5)
Other non-operating income, net                                                    9.3           1.5
                                                                              --------      --------
Income (loss) before income taxes and minority interests                         783.1         (29.3)

Income tax (provision) benefit                                                  (272.6)         11.4

Minority interests in net income                                                  (7.9)         (5.8)
                                                                              --------      --------
Net income (loss)                                                             $  502.6      $  (23.7)
                                                                              ========      ========


Earnings (loss) per share:
  Basic                                                                       $   1.86      $  (0.09)
  Diluted                                                                         1.77         (0.09)
Number of shares used in per share calculations:
  Basic                                                                          269.8         255.0
  Diluted                                                                        298.0         255.0

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                              March 2,        March 4,
For the six months ended                                                        2000            1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $    502.6       $    (23.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                 471.5            408.9
    Change in assets and liabilities, net of effects of acquisition
      Decrease (increase) in receivables                                         (183.0)             2.0
      Increase in inventories                                                    (324.5)           (40.9)
      Increase in accounts payable and accrued
          expenses, net of plant and equipment payables                            61.0             15.5
      Decrease (increase) in deferred income taxes                                 20.7             (1.1)
      Additional capital tax effect from stock purchase plans                      84.8             35.7
    Other                                                                          73.4            (18.5)
                                                                             ----------       ----------
Net cash provided by operating activities                                         706.5            377.9

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of securities                                1,310.9            655.5
Purchase of available-for-sale and held-to-maturity securities                 (1,247.7)        (1,945.8)
Expenditures for property, plant and equipment                                   (459.9)          (306.2)
Acquisition of business                                                           (43.4)              --
Other                                                                              (7.8)            13.2
                                                                             ----------       ----------
Net cash used for investing activities                                           (447.9)        (1,583.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment purchase contracts                                         (150.7)          (153.5)
Repayments of debt                                                               (111.4)           (66.3)
Proceeds from issuance of common stock                                            138.4            576.7
Cash received in conjunction with acquisition                                        --            681.1
Proceeds from issuance of debt                                                       --             34.0
Other                                                                               0.4              3.5
                                                                             ----------       ----------
Net cash provided by (used for) financing activities                             (123.3)         1,075.5
                                                                             ----------       ----------

Net increase (decrease) in cash and equivalents                                   135.3           (129.9)
Cash and equivalents at beginning of period                                       294.6            558.8
                                                                             ----------       ----------
Cash and equivalents at end of period                                        $    429.9       $    428.9
                                                                             ==========       ==========
SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized                                    $    (54.9)      $    (30.9)
Income taxes refunded, net                                                        168.1            171.4
Noncash investing and financing activities:
  Equipment acquisitions on contracts payable and capital leases                  135.1             55.8
Cash received in conjunction with acquisition:
  Fair value of assets acquired                                              $       --       $    949.3
  Liabilities assumed                                                                --           (138.0)
  Debt issued                                                                        --           (836.0)
  Stock issued                                                                       --           (656.4)
                                                                             ----------       ----------
                                                                             $       --       $    681.1
                                                                             ==========       ==========

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

            Consolidated Statements of Comprehensive Income (Loss)
                             (Dollars in millions)
                                  (Unaudited)



                                                     March 2,       March 4,
For the quarter ended                                  2000           1999
--------------------------------------------------------------------------------

Net income                                            $161.3         $ 22.4
Foreign currency translation adjustment                   --            0.2
Unrealized gain (loss) on investments                   38.8           (1.3)
                                                      ------         ------
  Total comprehensive income                          $200.1         $ 21.3
                                                      ======         ======


                                                     March 2,       March 4,
For the six months ended                               2000           1999
--------------------------------------------------------------------------------

Net income (loss)                                     $502.6         $(23.7)
Foreign currency translation adjustment                   --             --
Unrealized gain (loss) on investments                   39.5           (1.3)
                                                      ------         ------
  Total comprehensive income (loss)                   $542.1         $(25.0)
                                                      ======         ======

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

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999.

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

     SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements.
Adoption is required for the Company by the first quarter of fiscal 2001.   The
implementation of SAB No. 101 is not expected to impact results of the Company's semiconductor operations and the Company is currently evaluating the effect SAB No. 101 will have on results of the Company's PC operations.

     These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 2, 1999.

2.   Supplemental balance sheet information

                                               March 2,     September 2,
As of                                            2000          1999
-------------------------------------------------------------------------------

Receivables
-------------------------------------------------------------------------------
  Trade receivables                            $ 692.9        $ 542.4
  Income taxes receivable                        116.2          100.8
  Allowance for returns and discounts            (42.4)         (38.2)
  Allowance for doubtful accounts                (10.7)          (9.8)
  Other receivables                              119.8           97.4
                                               -------        -------
                                               $ 875.8        $ 692.6
                                               =======        =======

                                                       March 2,    September 2,
As of                                                    2000         1999
--------------------------------------------------------------------------------

Inventories
--------------------------------------------------------------------------------
  Finished goods                                      $   331.0    $   136.3
  Work in progress                                        286.6        173.6
  Raw materials and supplies                               87.4         71.5
  Allowance for obsolescence                              (14.9)       (15.7)
                                                      ---------    ---------
                                                      $   690.1    $   365.7
                                                      =========    =========

Product and process technology
--------------------------------------------------------------------------------
  Product and process technology, at cost             $    348.9   $    325.2
  Less accumulated amortization                           (133.1)      (112.6)
                                                      ----------   ----------
                                                      $    215.8   $    212.6
                                                      ==========   ==========


Property, plant and equipment
--------------------------------------------------------------------------------
  Land                                                $     50.2   $     42.2
  Buildings                                              1,228.4      1,172.4
  Equipment                                              4,402.0      4,074.4
  Construction in progress                                 740.8        726.0
                                                      ----------   ----------
                                                         6,421.4      6,015.0
  Less accumulated depreciation and amortization        (2,494.5)    (2,215.4)
                                                      ----------   ----------
                                                      $  3,926.9   $  3,799.6
                                                      ==========   ==========


  As of March 2, 2000, property, plant and equipment included total unamortized costs of $708.0 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $647.0 million has not been placed in service and is not being depreciated. The Company expects to place in service approximately $250 million of plant and equipment in the third quarter of 2000 in support of Lehi test operations. Timing of the completion of the remainder of the Lehi facility is dependent upon market conditions. Market conditions which the Company expects to evaluate include, but are not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of March 2, 2000, it was determined there was no impairment.

  Depreciation expense was $224.8 million and $436.3 million, respectively, for the second quarter and first six months of 2000, and $191.1 million and $372.2 million for the second quarter and first six months of 1999, respectively.

Accounts payable and accrued expenses
--------------------------------------------------------------------------------

  Accounts payable                             $496.9              $453.1
  Salaries, wages and benefits                  152.9                95.4
  Taxes payable other than income                38.5                33.4
  Interest payable                               33.4                33.9
  Income taxes payable                           14.0                13.7
  Other                                          54.1                75.9
                                               ------              ------
                                               $789.8              $705.4
                                               ======              ======

                                                                                     March 2,               September 2,
As of                                                                                  2000                     1999
---------------------------------------------------------------------------------------------------------------------------

Debt
---------------------------------------------------------------------------------------------------------------------------
  Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized discount of
    $60.6 million                                                                    $  679.4                 $  675.2
  Convertible subordinated notes payable, due July 2004, interest rate of 7.0%          500.0                    500.0
  Subordinated notes payable, due October 2005, with an effective
    yield to maturity of 10.7%, net of unamortized discount of $35.7 million            174.3                    171.9
  Notes payable in periodic installments through July 2015,
    weighted average interest rate of 7.29% and 7.37%, respectively                     156.1                    259.0
  Capitalized lease obligations payable in monthly installments through August
    2004, weighted average interest rate of 7.65% and 7.52%, respectively                28.9                     33.1
                                                                                     --------                 --------
                                                                                      1,538.7                  1,639.2
  Less current portion                                                                  (74.2)                  (111.7)
                                                                                     --------                 --------
                                                                                     $1,464.5                 $1,527.5
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

  The 7.0% convertible subordinated notes due July 2004 (the "Notes") are convertible into shares of the Company's common stock at $67.44 per share. On March 27, 2000, the Company called for the redemption of the Notes, effective April 17, 2000. Holders may convert their Notes into shares of Micron common stock at a price of approximately $67.44 per share, or approximately 14.8272 shares of Micron common stock per $1,000 principal amount. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,070.61 per $1,000 principal amount.

  The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

  MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of March 2, 2000, MEI had no borrowings outstanding under the agreement. MTI terminated its secured revolving credit agreement effective December 2, 1999.

3.   Other operating expense, net

     Other operating expense for the second quarter and first six months of 2000 includes net pre-tax losses of $7 million and $25 million, respectively, from the write down and disposal of semiconductor operations equipment. Other operating expense for the second quarter of 1999 includes a $15 million charge to write down certain flat panel display assets.


4.   Income tax provision (benefit)

     The effective tax rate for the second quarter and first six months of 2000 was 35%. The effective tax rates for the second quarter and first six months of 1999 were 40% and 39%, respectively. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations.


5.   Earnings (loss) per share

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible debentures using the "if-converted" method. Diluted earnings per share further assumes the conversion of MTI's convertible subordinated notes for the periods in which they were outstanding, unless such assumed conversion would not be dilutive.

                                                                  Quarter ended                  Six months ended
                                                             ------------------------        ------------------------
                                                               March 2,      March 4,         March 2,       March 4,
                                                                2000          1999              2000           1999
---------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders -
 Basic                                                         $161.3         $ 22.4           $502.6        $ (23.7)
                                                               ======         ======           ======        =======
Net income (loss) available for common shareholders -
 Diluted                                                       $161.3         $ 22.4           $528.1        $ (23.7)
                                                               ======         ======           ======        =======

Weighted average common stock outstanding - Basic               270.4          264.3            269.8          255.0
Net effect of dilutive stock options                              8.2            8.6              8.5             --
Net effect of dilutive convertible subordinated notes              --             --             19.7             --
                                                               ------         ------           ------        -------
Adjusted weighted average common stock - Diluted                278.6          272.9            298.0          255.0
                                                               ======         ======           ======        =======

Basic income (loss) per share                                  $ 0.60         $ 0.08           $ 1.86        $ (0.09)
                                                               ======         ======           ======        =======

Diluted income (loss) per share                                $ 0.58         $ 0.08           $ 1.77        $ (0.09)
                                                               ======         ======           ======        =======

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                                   Quarter ended                     Six months ended
                                                               ----------------------            ------------------------
                                                               March 2,       March 4,            March 2,      March 4,
                                                                 2000           1999                2000          1999
-------------------------------------------------------------------------------------------------------------------------
Employee stock plans                                              2.0            0.2                 1.5           26.3
8.4% convertible subordinated notes payable due 2005             12.3           12.3                  --           10.5
7.0% convertible subordinated notes payable due 2004              7.4            7.4                  --            7.4

6.   Stock split

     On March 29, 2000, the Company's Board of Directors approved a 2-for-1 stock split to be effected in the form of a stock dividend for shareholders of record on April 18, 2000. The additional shares resulting from the split will be distributed on May 1, 2000. Share and per share data presented in this Form 10-Q have not been retroactively adjusted to reflect this stock split.

     The following unaudited pro forma information presents the consolidated earnings per share information for the Company, adjusted to reflect the stock split:

                                                                     Quarter ended                  Six months ended
                                                                 ----------------------         ------------------------
                                                                 March 2,       March 4,         March 2,      March 4,
                                                                   2000           1999             2000          1999
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic                                                        $ 0.30         $ 0.04           $ 0.93         $(0.05)
     Diluted                                                      $ 0.29         $ 0.04           $ 0.89         $(0.05)
Number of shares used in per share calculation:
     Basic                                                         540.8          528.6            539.6          510.0
     Diluted                                                       557.2          545.7            596.0          510.0

7.   Acquisition

     On September 30, 1998, MTI completed the acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments Incorporated. The following unaudited pro forma information presents the consolidated results of operations of the Company for the first six months of 1999 as if the Acquisition had taken place at the beginning of fiscal 1999:

                                                         March 4,
For the six months ended                                   1999
-----------------------------------------------------------------------------
     Net sales                                          $1,874.7
     Net loss                                              (39.5)
     Basic loss per share                                  (0.15)
     Diluted loss per share                                (0.15)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.

8.  Joint ventures

    MTI participates in two joint ventures: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH, which operates in Singapore, is a joint venture among MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs".

    Subject to certain terms and conditions, MTI has agreed to purchase the entire output of the JVs. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information system support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products obtained from the JVs. The net cost of products purchased from the JVs, including the amortization on the value of the JV supply agreements, amounted to $147.1 million and $187.3 million for KMT and TECH, respectively, for the second quarter of 2000, and $260.7 million and $249.4 million for the first six months of 2000.

    Receivables from KMT and TECH were $19.3 million and $64.6 million and payables were $61.7 million and $81.3 million, respectively, as of March 2, 2000. As of September 2, 1999, receivables from KMT and TECH were $19.1 million and $47.2 million and payables were $24.4 million and $32.0 million, respectively.

9.  Operating segment information

    The Company has two reportable segments based on the nature of its operations and products offered to customers: semiconductor operations and PC operations. The semiconductor operations segment's primary product is DRAM. The PC operations segment's primary products include desktop and notebook PC systems, multiprocessor network servers, hardware services and e-services.

    Intersegment sales for the second quarter and first six months of 2000 and 1999 are primarily comprised of sales from the Company's semiconductor operations to the Company's PC operations segment. Intersegment sales are eliminated to arrive at consolidated net sales.

    Sales to two of the Company's major PC OEM customers each approximated 15% of the Company's semiconductor operations net sales for the first six months of 2000.

                                                              Quarter ended                  Six months ended
                                                      ------------------------------  ------------------------------
                                                         March 2,        March 4,        March 2,        March 4,
                                                           2000            1999            2000            1999
Net sales
-------------------------------------------------------------------------------------------------------------------------
Semiconductor operations
  External                                               $1,144.1        $  703.2        $2,466.0        $1,130.0
  Intersegment                                                7.9            15.0            25.5            25.7
                                                         --------        --------        --------        --------
                                                         $1,152.0        $  718.2        $2,491.5        $1,155.7
PC operations
  External                                               $  248.3        $  321.7        $  510.7        $  685.3
  Intersegment                                                2.0             1.8             3.2             2.4
                                                         --------        --------        --------        --------
                                                         $  250.3        $  323.5        $  513.9        $  687.7

All other - external                                     $    0.1        $    0.9        $    0.2        $    4.1

Total segments                                           $1,402.4        $1,042.6        $3,005.6        $1,847.5
Elimination of intersegment                                  (9.9)          (16.8)          (28.7)          (28.1)
                                                         --------        --------        --------        --------
Total consolidated net sales                             $1,392.5        $1,025.8        $2,976.9        $1,819.4
                                                         ========        ========        ========        ========
Operating income (loss)
-------------------------------------------------------------------------------------------------------------------------
Semiconductor operations                                  $ 282.1         $  91.3         $ 847.0         $  34.3
PC operations                                               (26.0)          (15.6)          (57.1)          (13.5)
All other                                                    (2.0)          (24.6)           (3.9)          (32.0)
                                                          -------         -------         -------         -------
Total segments                                            $ 254.1         $  51.1         $ 786.0         $ (11.2)
Elimination of intersegment                                   0.3             0.2             0.4              --
                                                          -------         -------         -------         -------
Total consolidated operating income (loss)                $ 254.4         $  51.3         $ 786.4         $ (11.2)
                                                          =======         =======         =======         =======

  Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision-makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.

                                                                               March 2,        September 2,
Segment assets as of                                                             2000              1999
-----------------------------------------------------------------------------------------------------------------
Semiconductor operations                                                       $6,866.1         $6,001.9
PC operations                                                                     424.7            533.9
All other                                                                          14.5             15.5
                                                                               --------         --------
                                                                                7,305.3          6,551.3
Elimination of intersegment                                                       (91.6)           (74.8)
                                                                               --------         --------
                                                                               $7,213.7         $6,476.5
                                                                               ========         ========
Reconciliation to total assets
-----------------------------------------------------------------------------------------------------------------
Total segment assets                                                           $7,213.7         $6,476.5
Prepaid expenses                                                                   26.3             38.3
Deferred taxes                                                                     89.8            119.9
Product and process technology                                                    215.7            212.6
Other assets (net of segment assets)                                              189.3            117.9
                                                                               --------         --------

Total consolidated assets                                                      $7,734.8         $6,965.2
                                                                               ========         ========

10. Commitments and contingencies

    As of March 2, 2000, the Company had commitments of approximately $922.9 million for equipment purchases and $88.0 million for the construction of buildings.

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

    The following discussion contains trend information and other forward-looking statements (including, for example, statements regarding future operating results, future capital expenditures and facility expansion, new product introductions, technological developments, and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 2, 1999. All period references are to the Company's fiscal periods ended March 2, 2000, September 2, 1999, or March 4, 1999, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

Results of Operations

                                                        Second Quarter                                  Six Months
                                   ----------------------------------------------------------------------------------------------
                                                  2000                    1999                  2000                  1999
                                   ----------------------------------------------------------------------------------------------
                                                                   (dollars in millions, except per share data)
Net sales:
  Semiconductor operations                $ 1,152.0   82.7%      $   718.2     70.0%     $ 2,491.5   83.7%     $ 1,155.7    63.5%
   PC operations                              250.3   18.0%          323.5     31.5%         513.9   17.3%         687.7    37.8%
   All other                                    0.1    0.0%            0.9      0.1%           0.2    0.0%           4.1     0.2%
   Intersegment                                (9.9)  (0.7)%         (16.8)    (1.6)%        (28.7)  (1.0)%        (28.1)   (1.5)%
                                          ---------  -----       ---------    -----      ---------  -----      ---------   -----
 Consolidated net sales                   $ 1,392.5  100.0%      $ 1,025.8    100.0%     $ 2,976.9  100.0%     $ 1,819.4   100.0%
                                          =========  =====       =========    =====      =========  =====      =========   =====

Operating income (loss):
   Semiconductor operations               $   282.1              $    91.3               $   847.0             $    34.3
   PC operations                              (26.0)                 (15.6)                  (57.1)                (13.5)
   All other                                   (2.0)                 (24.6)                   (3.9)                (32.0)
   Intersegment                                 0.3                    0.2                     0.4                   0.0
                                          ---------               --------               ---------             ---------
 Consolidated operating income (loss)     $   254.4              $    51.3               $   786.4             $   (11.2)
                                          =========               ========               =========             =========

Net income (loss)                         $   161.3              $    22.4               $   502.6             $   (23.7)
                                          =========               ========               =========             =========

Earnings (loss) per share                 $    0.58              $    0.08               $    1.77             $   (0.09)
                                          =========               ========               =========             =========

  For the first quarter of 2000, net income was $341.3 million, or $1.19 per share, on net sales of $1,584.4 million. Intersegment sales for the second quarter and first six months of 2000 and 1999 are primarily comprised of sales from the Company's semiconductor operations segment to the Company's PC operations segment. Intersegment sales are eliminated to arrive at consolidated net sales. (See "Notes to Consolidated Financial Statements - Operating Segment Information.")

  Net Sales


  Consolidated net sales for the second quarter and first six months of 2000 increased by 36% and 64%, respectively, compared to the second quarter and first six months of 1999, principally due to an increase in net sales from the Company's semiconductor operations, partially offset by a decline in net sales from the Company's PC operations. Consolidated net sales for the second quarter of 2000 decreased by 12% compared to the first quarter of 2000, principally due to a decrease in net sales from the Company's semiconductor operations.

  Net sales from semiconductor memory operations for the second quarter and first six months of 2000 increased by 60% and 116%, respectively, as compared to the corresponding periods of 1999. Notwithstanding lower average selling prices for the Company's semiconductor memory products, in the second quarter and first six months of 2000 the Company was able to achieve a higher level of net sales as a result of increases in megabits produced. The increase in production was attributable to continued improvements in manufacturing efficiencies through ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, an increase in total wafer outs and shifts in the Company's mix of semiconductor memory products to higher average density products. Total megabits shipped increased by approximately 100% and 140% for the second quarter and first six months of 2000, respectively, as compared to the corresponding periods of 1999. Average selling prices per megabit of memory declined 18% comparing the second quarter of 2000 to the second quarter of 1999 and declined 6% comparing the first six months of 2000 to the first six months of 1999. The Company's primary memory product in the second quarter and first six months of 2000 was the 64 Meg Synchronous DRAM ("SDRAM"), which comprised approximately 62% and 66%, respectively, of the net sales of semiconductor memory.

  Net sales from semiconductor operations decreased by 14% in the second quarter of 2000 as compared to the first quarter of 2000, primarily due to an approximate 20% decrease in the average selling prices of semiconductor memory products. The effect of this decrease in average selling prices was partially offset by a slight increase in total megabits shipped.

  Net sales from PC operations for the second quarter and first six months of 2000 decreased by 23% and 25% respectively, as compared to the corresponding periods of 1999 primarily due to a decrease in unit sales and to a lesser extent to a decrease in overall selling prices for the Company's PC systems. PC unit sales for these comparative periods decreased by 28% and 27%, respectively, and overall average selling prices decreased by 5% and 6%. The decrease in unit sales for the second quarter and first six months of 2000 as compared to the corresponding periods of 1999 is primarily due to lower consumer and commercial sales, resulting in decreases in notebook shipments of 30% and 38% and decreases in desktop shipments of 28% and 25%, respectively. Net sales from PC operations for the second quarter of 2000 decreased by approximately 5% as compared to the first quarter of 2000 primarily due to a 17% decrease in unit sales. The decrease in unit sales is primarily due to a 19% decrease in desktop unit shipments principally as a result of lower government sales.

  Gross Margin

                             Second Quarter                  Six Months
                         -----------------------   ---------------------------
                          2000   % Change  1999      2000     % Change   1999
                         -----------------------   ---------------------------
Gross margin             $511.1   82.1%   $280.7   $1,324.8    234.0%   $396.6
  as a % of net sales      36.7%            27.4%      44.5%              21.8%


  The increase in the Company's consolidated gross margin during the second quarter and first six months of 2000, as compared to the corresponding periods in 1999, are primarily attributable to the Company's semiconductor operations. The Company's consolidated gross margin percentage for the first quarter of 2000 was 51%.

  The Company's gross margin percentage from its semiconductor operations for the second quarter and first six months of 2000 was 41% and 50%, respectively, compared to 33% and 26% for the corresponding periods of 1999. The increase in gross margin percentage for the Company's semiconductor operations for the second quarter and first six months of 2000 compared to the corresponding periods in 1999 resulted from decreases in per megabit manufacturing costs which were partially offset by lower average selling prices. Decreases in per megabit manufacturing costs were achieved principally through transitions to shrink versions of existing products and shifts in the Company's mix of semiconductor memory products to a higher average density.

  The gross margin percentage for the Company's semiconductor operations for the first quarter of 2000 was 58%. The decrease in gross margin percentage for the Company's semiconductor operations in the second quarter of 2000 as compared to the first quarter of 2000 was primarily due to the approximate 20% decrease in average selling prices per megabit of memory and increased costs for products purchased from MTI's joint ventures.

  Subject to certain terms and conditions, MTI has agreed to purchase the entire output from two joint venture wafer fabrication facilities, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information systems support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. The cost of products purchased from the JVs is based in part on MTI's average selling prices and is subject to significant fluctuations. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs and impact the Company's semiconductor operations gross margin percentage. The Company's semiconductor operations gross margin percentage was negatively impacted by a higher cost of products purchased from the JVs in the second quarter of 2000.

  The gross margin percentage for the Company's PC operations has remained relatively flat for the second quarter and first six months of 2000 compared to the corresponding periods of 1999 and for the second quarter of 2000 as compared to the first quarter of 2000. The Company continues to experience pricing pressure on sales of its PC systems. Additionally, the product sales mix during the first six months of 2000 has been unfavorable due to the reduced shipments of notebook products, which typically contribute higher gross margin percentages.

  Selling, General and Administrative

                                                          Second Quarter                       Six Months
                                                  ------------------------------   ------------------------------
                                                     2000    % Change    1999         2000    % Change    1999
                                                  ------------------------------   ------------------------------
Selling, general and administrative                 $142.7      13.7%   $125.5      $310.3       35.8%   $228.5
  as a % of net sales                                 10.2%               12.2%       10.4%                12.6%

     The increase in selling, general and administrative expense for the second quarter and first six months of 2000 as compared to the corresponding periods of 1999 reflects a higher level of personnel expense resulting from a higher level of performance based compensation costs for the Company's semiconductor operations and an increased number of administrative employees associated with semiconductor and PC operations. Additionally, the increase in selling, general and administrative expense for the first six months of 2000 as compared to the first six months of 1999 reflects a $19 million charge in the first quarter of 2000 for the market value of MEI Common Stock contributed by MTI to the Micron Technology Foundation (the "Foundation"). Selling, general and administrative expenses for the second quarter of 2000 were approximately 15% lower than the first quarter of 2000 primarily as a result of the contribution charge related to the Foundation.

  Research and Development

                                                         Second Quarter                    Six Months
                                                   ----------------------------  ------------------------------
                                                     2000   % Change     1999      2000    % Change      1999
                                                   ----------------------------  ------------------------------
Research and development                            $103.5       21.1%   $85.5      $195.2       27.4%   $153.2
  as a % of net sales                                  7.4%                8.3%        6.6%                 8.4%

  Substantially all the Company's research and development efforts relate to its semiconductor operations. Research and development expenses vary primarily with personnel costs, the cost of advanced equipment dedicated to new product and process development and the number of development wafers processed. Research and development efforts are focused on .15(mu) and .13(mu) line width process technologies, which are the primary determinants in transitioning to next generation and future products. Simultaneous research and development efforts across multiple products prepare the Company for future product introductions and allow current products to utilize the advanced process technology to achieve higher performance at lower production costs. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 128 Meg SDRAMs and on design and development of the Company's 256 Meg and 512 Meg SDRAMs, direct Rambus(R) DRAM ("RDRAM"), Double Data Rate ("DDR") SDRAM, Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory products, system-on-a-chip ("SOC") solutions, and memory technology enablement.

  Other Operating Expense, net

  Other operating expense for the second quarter and first six months of 2000 includes net pre-tax losses of $7 million and $25 million, respectively, from the write down and disposal of semiconductor operations equipment. Other operating expense for the second quarter and first six months of 1999 includes a $15 million charge to write down certain flat panel display assets, resulting in an after tax loss of $0.03 and $0.04 per share, respectively.

  Other Non-Operating Income, net

  Other non-operating income for the first six months of 2000 includes a $10 million gain on the contribution by MTI of 1.9 million shares of MEI Common Stock (the "Contribution") to the Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the first six months of 2000 reflects a $19 million charge for the market value of the stock contributed.

  Income Tax Provision (Benefit)

     The effective tax rate for the second quarter and first six months of 2000 was 35%, compared to effective tax rates of 40% and 39%, respectively, for the corresponding periods of 1999. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations. Taxes on earnings of certain foreign operations and domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

  Recently Issued Accounting Standards

  Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission in December 1999.

  SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. The implementation of SFAS No. 133 is not expected to have a significant impact on the Company's future results of operations or financial position.

  SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the first quarter of fiscal 2001. The implementation of SAB No. 101 is not expected to impact results of the Company's semiconductor operations and the Company is currently evaluating the effect SAB No. 101 will have on results of the Company's PC operations.

Liquidity and Capital Resources

  As of March 2, 2000, the Company had cash and liquid investments totaling $1.7 billion, representing an increase of $65 million during the first six months of 2000. The Company's principal source of liquidity during the first six months of 2000 was net cash flow from operations of $707 million. The principal uses of funds during the first six months of 2000 were $460 million for property, plant and equipment expenditures and a $324 million increase in inventory. The dollar value in inventory increased 89% comparing March 2, 2000, with September 2,

1999, as production from the Company's semiconductor operations increased at a faster pace than the demand for its products throughout most of the period.

  The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. The Company continuously evaluates the financing of these investments and in this regard has replaced its previous shelf registration statement with an updated shelf registration statement pursuant to which the Company may issue from time to time debt or equity securities for up to $1 billion. The Company currently estimates it will spend approximately $1.7 billion in fiscal 2000 for purchases of equipment and for construction and improvement of buildings, of which it has spent approximately $595 million to date. As of March 2, 2000, the Company had entered into contracts extending into fiscal 2001 for approximately $923 million for equipment purchases and approximately $88 million for the construction of facilities.

   As of March 2, 2000, approximately $306 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's semiconductor memory operations. MEI has a $100 million unsecured credit agreement, expiring June 2001 which contains certain restrictive covenants pertaining to MEI, including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. As of March 2, 2000, MEI had no borrowings outstanding under the agreement. MTI terminated its secured revolving credit agreement effective December 2, 1999.

Subsequent Events

Call for Redemption of Notes

  On March 27, 2000, the Company announced the call for redemption of all of its 7% Convertible Subordinated Notes due July 1, 2004 (the "Notes"). The aggregate principal amount of the Notes outstanding as of March 2, 2000, was $500 million. The redemption will be effective April 17, 2000. Holders may convert their Notes into shares of Micron common stock at a price of approximately $67.44 per share, or approximately 14.8272 shares of Micron common stock per $1,000 principal amount. Alternatively, holders may have their Notes redeemed at a total redemption price of $1,070.61 per $1,000 principal amount.

Stock Split

  On March 29, 2000, the Company's Board of Directors approved a 2-for-1 stock split to be effected in the form of a stock dividend for shareholders of record on April 18, 2000. The additional shares resulting from the split will be distributed on May 1, 2000. Share and per share data presented in this Form 10-Q have not been retroactively adjusted to reflect this stock split. (See "Notes to Consolidated Financial Statements - 6. Stock Split.")

Certain Factors

  In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended September 2, 1999, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

The volatile nature of the DRAM industry could adversely affect our future operating results

  The DRAM industry is highly volatile. Due to the commodity nature of DRAM products, when the supply of DRAM products exceeds the demand for such products, average selling prices for DRAM products decline, sometimes quite rapidly. In the past, our operating results have been adversely affected by:

     .    excess worldwide DRAM supply, and

     .    declines in average selling prices for DRAM products.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business

  Average selling prices for memory products have decreased approximately 30% on a long-term, annualized basis. However, significant fluctuations in average selling prices for our memory products, including DRAM, have occurred from time to time, as shown in following chart:

          Fiscal year to year comparison       Average price per megabit decline
          ------------------------------       ---------------------------------
                  1999 to 1998                                37%
                  1998 to 1997                                60%
                  1997 to 1996                                75%
                  1996 to 1995                                46%

  We are unable to predict pricing conditions for any future period. If average selling prices for our memory products decrease faster than we are able to decrease our per megabit manufacturing costs, our operations, cash flows and financial condition would be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for memory products

  We, like our competitors, are constantly seeking to improve yields, reduce die size and use fewer manufacturing steps in our product design. These types of improvements result in increases in worldwide supply of DRAM. Increases in worldwide supply also result from DRAM capacity expansion, either by way of new facilities or reallocating existing semiconductor production capacity to DRAM production. Increases in worldwide supply of DRAM could lead to further declines in average selling prices for our products and have an adverse affect on our results of operations and cash flows.

We sell a majority of our memory products to the personal computer market and are therefore dependent on the performance of personal computer ("PC") markets

  We sold approximately 83% of our sales of memory products to PC or peripheral markets for the second quarter of fiscal 2000 and approximately 85% of our sales to PC or peripheral markets for the first six months of 2000. DRAMs are the most widely used semiconductor memory component in most PCs. If the amount of memory included in each PC decreases or if the growth rate in sales of PCs decreases, sales of our memory products could also decrease. This could further decrease average selling prices for our memory products.

If we are unable to continue to supply our customers with a large percentage of their memory requirements, our results of operations and cash flows could be adversely affected

  We supply a number of major original equipment manufacturers with more than 30% of their memory requirements and aggregate sales to our five largest customers comprised 44% of our semiconductor operations net sales for the first six months of 2000. If any of these original equipment manufacturers reduce their purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected

  In order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant amounts of capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We made approximately $1 billion in capital investments in fiscal 1999 and we expect to make $1.7 billion in capital investments in fiscal 2000. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

If we fail to effectively compete in the highly competitive semiconductor industry, our results of operations and cash flows will be adversely affected

  The semiconductor industry is highly competitive. We face intense competition from a number of companies, including Hitachi, Ltd., Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG., NEC Corporation and Samsung Semiconductor, Inc. Some of these competitors are very large corporations or conglomerates that may have greater financial resources and a better ability to
withstand downturns in the semiconductor memory market.   In addition, a number
of these competitors have historically been able to introduce new products more quickly than we have. Consolidations in the semiconductor industry could put us at a further disadvantage against these large competitors. If we fail to effectively compete in the highly competitive semiconductor industry, our results of operations and cash flows will be adversely affected.

If we are unable to reduce per megabit manufacturing costs, our results of operations could be adversely affected

  Our ability to reduce per megabit manufacturing costs of our memory products depends on our ability to:

     .    design and develop new generation products,

     .    reduce the die size of our existing products, and

     . increase the production of these products at acceptable rates to acceptable yields.

If we are unable to address these factors, we may not be able to reduce our per megabit manufacturing costs for our memory products and our results of operations and cash flows could be adversely affected.

Our results of operations and cash flows could be adversely affected if our manufacturing process is interrupted

  We manufacture our products using processes that are highly complex, require advanced and costly equipment and must continuously be modified to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production. As a result, we may not be able to deliver products on time or in a cost-effective manner. If production at a fabrication facility is interrupted, we may not be able to shift production to other facilities on a timely basis or customers may purchase products from other suppliers. In either case, the loss of revenues and damage to the relationship with our customers could be significant.

Our manufacturing efficiency may be adversely affected as we transition to higher bandwidth products

  The semiconductor industry is currently transitioning to higher bandwidth products, including Double Data Rate Synchronous DRAM ("DDR SDRAM") and direct Rambus DRAM ("RDRAM"). We may have trouble achieving the same manufacturing efficiencies in higher bandwidth products that we have achieved in the past with our other memory products. Our transition to higher bandwidth products may adversely impact our:

     .    productivity levels,

     .    die per wafer yields,

     .    backend assembly, and

     .    test equipment requirements.

Our per megabit production costs may increase as a result of this transition to higher bandwidth products. If we are unable to successfully transition to higher bandwidth products, we may not be able to achieve our historical rate of cost per megabit reductions.

We have enhanced our production processes in recent years which has led to an increase in megabit production, but we may not be able to continue to increase production at the same rate in the future

  Historically, we have improved our production processes by reducing the die size of our existing products. As a result, we have decreased our per megabit
production costs and significantly increased our megabit production.   However,
we may not be able to maintain this historical rate of increase in megabit production in the future. In addition, our manufacturing yield or production may decrease as we implement future technologies. We may also from time to time experience volatility in our manufacturing yields if we have problems ramping the latest shrink versions of existing devices or new generation devices to commercial volumes.

Third parties may assert that our products and processes infringe their intellectual property rights. An adverse determination in this regard could adversely affect our results of operation and financial condition.

  From time to time third parties have asserted, and may in the future assert, that our products or our processes may infringe product or process technology rights held by others. If there was a determination that our manufacturing processes or products infringed on the product or process rights held by others, we could have significant liabilities to third parties or be required to make material changes in our production processes. If our products infringed the rights of others or we had to modify our production processes, our business, results of operations or financial condition could be materially adversely affected. We have also entered into a number of patent and intellectual property license agreements with third parties. Some of these license agreements require us to make one-time or periodic royalty payments. We may also need to obtain additional patent licenses or to renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us. If we are unable to obtain or renew these license agreements on acceptable terms, our business, results of operations or financial condition could be materially adversely affected.

Interruptions in the availability of raw materials could adversely affect our results of operations

  Our semiconductor operations require raw materials that must meet exacting standards. We generally have more than one source of supply for our raw materials. However, there are only a limited number of suppliers capable of delivering raw materials that meet our standards. If there is an increase in worldwide semiconductor manufacturing, the availability of raw materials may decrease. For example, silicon wafers, photomasks, chemicals, lead frames and molding compound may become difficult to obtain if there is an increase in semiconductor manufacturing. Our operations in the past have not been interrupted as a result
of raw materials shortages.   However, shortages may occur from time to time in
the future. Lead times for the supply of raw materials have also been extended in the past. If our supply of raw materials is interrupted, our results of operations could be adversely affected.

If our supply of memory products from our joint ventures is interrupted, our results of operations could be adversely affected

  We are partners in two joint ventures that supply us with DRAMs. We have agreed to purchase all of our joint ventures' production, subject to specified terms and conditions. These joint ventures have historically required external financing to fund their operations and to transition to next generation technology. These joint ventures are also dependent on particular key personnel and have a limited number of sources for raw materials. Our supply from these joint ventures would be reduced if:

     .    they are unable to secure required external financing,

     .    they experience a loss of key personnel,

     . they incur significant interruption in the delivery of raw materials, or

     .    there are disruptions in their manufacturing process.

Any reduction of supply, regardless of cause, could adversely affect our results of operations and cash flows.

If we are unable to retain existing key employees or are unable to hire new qualified employees, our operating results could be adversely affected

  We depend on a limited number of key management and technical personnel. Our future success depends in part on our ability to attract and retain highly qualified personnel in our worldwide operations, particularly as we add different product types. Competition for skilled management and technical employees is intense within our industry. Other employers have increased their recruitment of our existing personnel.

We face risks associated with our international sales and operations that could adversely affect our operating results

  International sales comprised approximately 36% of our consolidated net sales in the second quarter of fiscal 2000 and 37% of our consolidated net sales in the first six months of fiscal 2000. We expect international sales to continue to increase in the future. In addition, we have manufacturing operations in Italy, Singapore, Japan and Scotland. Our international sales and international operations are subject to a variety of risks, including:

     . currency fluctuations, export duties, changes to import and export regulations and restrictions on the transfer of funds,

     .    employee turnover and labor unrest,

     . longer payment cycles and greater difficulty in collecting accounts receivable, and

     . the burdens and costs of compliance with a variety of international laws, and political and economic instability.

These factors may adversely impact our business, results of operations and financial condition.

If our subsidiary Micron Electronics, Inc. fails to effectively compete in the highly competitive PC and e-services industry, our results of operations could be adversely affected

  Historically, our operations have been affected by the operating results of Micron Electronics, Inc. ("MEI"), a PC and e-services business. MEI is a publicly traded company in which we own a majority of the common stock. MEI's results of operations, and the potential effect upon our results of operations, are linked to MEI's ability to effectively compete in the PC and e-services market places. This success depends on many factors, including MEI's ability to:

     . accurately forecast technology trends, design and introduce new PC products and correctly identify demand for such products,

     . effectively manage materials and finished goods inventories, manufacturing constraints, and component costs,

     . gain market share and effectively market PC products directly to end customers relative to MEI's competitors, and

     . identify value added e-services solutions, build an e-services infrastructure to deliver such solutions and generate e-services customers at acceptable margins.

If MEI fails to effectively compete in the PC and e-services industries, our results of operations could be adversely affected.

We may not be able to generate sufficient cash flow to fund our operations if average selling prices of memory products decline

  Substantially all of our cash flow from semiconductor operations has historically been invested in capacity expansion and enhancement programs. Our cash flow from operations depends primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. If average selling prices decline faster than the rate we are able to decrease our per megabit manufacturing costs, we may not be able to generate sufficient cash flows to sustain our operations. We may not be able to obtain other external sources of liquidity to fund our operations or our capacity and product and process technology enhancement programs. If we were unable to obtain additional financing, we may not be able to make investments in the enhancement programs, which could materially adversely affect our business, results of operations and financial condition.

Two of our shareholders own a significant portion of our common stock that could limit our ability to raise additional equity capital

  As of March 2, 2000, Texas Instruments Incorporated and Intel Corporation held an aggregate of 44,743,369 shares of common stock, representing 16% of our total outstanding common stock. We have not registered these shares with the Commission. However, Texas Instruments and Intel each have registration rights. Until such time as Texas Instruments and Intel substantially reduce their common stock holdings, we may be limited in raising additional financing through equity or equity-linked offerings. Texas Instruments also holds notes with a face value of $740 million which are convertible into 12,333,333 shares of our common stock. Texas Instruments' resale of these notes could affect our ability to raise capital through the issuance of additional convertible debt instruments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

  Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of March 2, 2000, the Company held aggregate cash and receivables in foreign currency valued at approximately US $53 million and aggregate foreign currency payables valued at approximately US $97 million (including long-term liabilities denominated in Euros valued at approximately US $17 million). Foreign currency receivables and payables are comprised primarily of Euros, Singapore Dollars and British Pounds.

                          Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders
--------------------------------------------------------

  The registrant's 1999 Annual Meeting of Shareholders was held on January 18, 2000. At the meeting, the following items were submitted to a vote of the shareholders:

  (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

                                    Votes                      Votes Cast
Name of Nominee                   Cast For                  Against/Withheld
---------------------            -----------                ----------------

  Steven R. Appleton             227,100,536                    5,856,317
  James W. Bagley                227,048,701                    5,908,152
  Robert A. Lothrop              227,075,638                    5,881,215
  Thomas T. Nicholson            227,089,568                    5,867,285
  Don J. Simplot                 227,030,536                    5,926,317
  Gordon C. Smith                227,070,066                    5,886,787
  William P. Weber               227,108,056                    5,848,797

  (b) The renewal of the Company's current Executive Bonus Plan for purposes of
Section 162(m) of the Internal Revenue Code was approved with 207,090,272 votes in favor, 24,960,562 votes against, 906,019 abstentions and 0 broker non-votes.

  (c) The ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending August 31, 2000, was approved with 232,116,910 votes in favor, 219,423 votes against, 620,520 abstentions and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following are filed as a part of this report:

     Exhibit
     Number     Description of Exhibit
     ------     ----------------------------------------------------------------

     27         Financial Data Schedule

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 2, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Micron Technology, Inc.
                              ------------------------------------------------
                              (Registrant)



Dated: April 10, 2000         /s/ Wilbur G. Stover, Jr.
                              ------------------------------------------------
                              Wilbur G. Stover, Jr., Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)