Form 10-Q
period 2000-06-01
MICRON TECHNOLOGY INC
filed 2000-07-12
CIK 723125

                                   FORM 10-Q
                                 _____________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 _____________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                             _____________________

                        Commission File Number: 1-10658

                            Micron Technology, Inc.

    State or other jurisdiction of incorporation or organization: Delaware

                             _____________________

       Internal Revenue Service - Employer Identification No. 75-1618004


                 8000 S. Federal Way, Boise, Idaho 83716-9632
                                (208) 368-4000

                             _____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of outstanding shares of the registrant's Common Stock as of July 6, 2000 was 563,484,125 shares of Common Stock and 1,213,364.5 shares of Class A Common Stock.

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MICRON TECHNOLOGY, INC.

                          Consolidated Balance Sheets
                  (Dollars in millions, except for par value)

                                                 June 1,         September 2,
As of                                             2000               1999
--------------------------------------------------------------------------------
                                              (Unaudited)
ASSETS
Cash and equivalents                          $    383.2            $    294.6
Liquid investments                               1,464.5               1,318.9
Receivables                                      1,143.9                 692.6
Inventories                                        641.7                 365.7
Prepaid expenses                                    25.3                  38.3
Deferred income taxes                               98.8                 119.9
                                              ----------            ----------
     Total current assets                        3,757.4               2,830.0

Product and process technology, net                214.7                 212.6
Property, plant and equipment, net               4,055.6               3,799.6
Other assets                                       183.1                 123.0
                                              ----------            ----------

     Total assets                             $  8,210.8            $  6,965.2
                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses         $    897.6            $    705.4
Deferred income                                     74.9                  23.4
Equipment purchase contracts                        35.0                  81.5
Current portion of long-term debt                   44.2                 111.7
                                              ----------            ----------
     Total current liabilities                   1,051.7                 922.0

Long-term debt                                     941.9               1,527.5
Deferred income taxes                              345.0                 309.1
Other liabilities                                   77.6                  74.2
                                              ----------            ----------
     Total liabilities                           2,416.2               2,832.8
                                              ----------            ----------


Commitments and contingencies

Minority interests                                 189.9                 168.3

Common Stock, $0.10 par value, authorized
  1.0 billion shares, issued and outstanding
  541.5 million and 504.4 million shares,
  respectively                                      54.1                  50.4
Class A Common Stock, $0.10 par value,
  authorized 32.0 million shares,
  issued and outstanding 11.6 million shares         1.2                   1.6
Additional capital                               2,721.5               1,868.8
Retained earnings                                2,823.0               2,045.4
Accumulated other comprehensive income (loss)        4.9                  (2.1)
                                              ----------            ----------
     Total shareholders' equity                  5,604.7               3,964.1
                                              ----------            ----------
     Total liabilities and shareholders'
     equity                                   $  8,210.8            $  6,965.2
                                              ==========            ==========

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Dollars in millions, except for per share data)
                                  (Unaudited)

                                                     June 1,            June 3,
For the quarter ended                                 2000                1999
--------------------------------------------------------------------------------
Net sales                                            $  1,789.2      $    863.8
                                                     ----------      ----------
Costs and expenses:
    Cost of goods sold                                  1,096.5           674.8
    Selling, general and administrative                   174.9           124.1
    Research and development                              100.6            81.6
    Other operating expense, net                            8.1            11.1
                                                     ----------      ----------
         Total costs and expenses                       1,380.1           891.6
                                                     ----------      ----------

Operating income (loss)                                   409.1           (27.8)
Interest income                                            30.5            22.1
Interest expense                                          (21.9)          (36.5)
Other non-operating income, net                             5.5              --
                                                     ----------      ----------
Income (loss) before income taxes and minority
 interests                                                423.2           (42.2)
Income tax (provision) benefit                           (149.1)           17.1
Minority interests in net (income) loss                     0.8            (2.6)
                                                     ----------      ----------

Net income (loss)                                    $    274.9      $    (27.7)
                                                     ==========      ==========


Earnings (loss) per share:
    Basic                                            $     0.50      $    (0.05)
    Diluted                                                0.47           (0.05)
Number of shares used in per share calculations:
    Basic                                                 551.0           532.6
    Diluted                                               597.3           532.6

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Operations
               (Dollars in millions, except for per share data)
                                  (Unaudited)

                                                       June 1,           June 3,
For the nine months ended                               2000              1999
--------------------------------------------------------------------------------
Net sales                                              $  4,766.1    $  2,683.2
                                                       ----------    ----------
Costs and expenses:
    Cost of goods sold                                    2,748.6       2,097.6
    Selling, general and administrative                     485.2         352.7
    Research and development                                295.8         234.7
    Other operating expense, net                             41.0          37.3
                                                       ----------    ----------
         Total costs and expenses                         3,570.6       2,722.3
                                                       ----------    ----------

Operating income (loss)                                   1,195.5         (39.1)
Interest income                                              80.3          63.1
Interest expense                                            (84.3)        (97.1)
Other non-operating income, net                              14.8           1.5
                                                       ----------    ----------
Income (loss) before income taxes and minority
   interests                                              1,206.3         (71.6)

Income tax (provision) benefit                             (421.7)         28.5

Minority interests in net income                             (7.1)         (8.3)
                                                       ----------    ----------
Net income (loss)                                      $    777.5    $    (51.4)
                                                       ==========    ==========


Earnings (loss) per share:
    Basic                                              $     1.45    $    (0.10)
    Diluted                                                  1.37         (0.10)

Number of shares used in per share calculations:
    Basic                                                   537.7         517.5
    Diluted                                                 593.0         517.5

         See accompanying notes to consolidated financial statements.

                            MICRON TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows
                             (Dollars in millions)
                                  (Unaudited)

                                                                                   June 1,             June 3,
For the nine months ended                                                           2000                 1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $    777.5          $    (51.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                726.7               612.9
        Additional paid in capital tax effect from stock purchase plans              147.6                36.9
        Change in assets and liabilities, net of effects of acquisitions
           Decrease (increase) in receivables                                       (395.1)               32.4
           Increase in inventories                                                  (276.0)             (117.7)
           Increase in accounts payable and accrued
               expenses, net of plant and equipment payables                          97.0                41.9
           Decrease (increase) in deferred income taxes                               45.8                (6.9)
        Other                                                                         54.0                15.9
                                                                                ----------          ----------
Net cash provided by operating activities                                          1,177.5               564.0
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available-for-sale and held-to-maturity securities                    (2,074.8)           (2,368.4)
Proceeds from sales and maturities of securities                                   1,965.7             1,116.1
Expenditures for property, plant and equipment                                      (759.2)             (513.8)
Acquisitions of businesses, net of cash acquired                                     (61.2)                 --
Other                                                                                 (6.3)                3.6
                                                                                ----------          ----------
Net cash used for investing activities                                              (935.8)           (1,762.5)
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               202.8               583.7
Payments on equipment purchase contracts                                            (191.6)             (218.6)
Repayments of debt                                                                  (167.7)              (93.4)
Cash received in conjunction with acquisition                                           --               681.1
Proceeds from issuance of debt                                                          --                34.0
Other                                                                                  3.4                 3.5
                                                                                ----------          ----------
Net cash provided by (used for) financing activities                                (153.1)              990.3
                                                                                ----------          ----------

Net increase (decrease) in cash and equivalents                                       88.6              (208.2)
Cash and equivalents at beginning of period                                          294.6               558.8
                                                                                ----------          ----------
Cash and equivalents at end of period                                           $    383.2          $    350.6
                                                                                ==========          ==========

SUPPLEMENTAL DISCLOSURES
Interest paid, net of amounts capitalized                                       $    (88.3)         $    (67.4)
Income taxes refunded (paid), net                                                   (175.0)              185.5
Noncash investing and financing activities:
    Equipment acquisitions on contracts payable and capital leases                   147.0               135.3
    Conversion of debt to equity                                                     499.9                  --
Cash received in conjunction with acquisition:
    Fair value of assets acquired                                               $       --          $    949.3
    Liabilities assumed                                                                 --              (138.0)
    Debt issued                                                                         --              (836.0)
    Stock issued                                                                        --              (656.4)
                                                                                ----------          ----------
                                                                                $       --          $   (681.1)
                                                                                ==========          ==========

         See accompanying notes to consolidated financial statements.

                             MICRON TECHNOLOGY, INC.

             Consolidated Statements of Comprehensive Income (Loss)
                              (Dollars in millions)
                                   (Unaudited)

                                                               June 1,             June 3,
For the quarter ended                                           2000                1999
--------------------------------------------------------------------------------------------
Net income (loss)                                            $    274.9          $    (27.7)
Unrealized loss on investments                                    (32.5)               (0.1)
                                                             ----------          ----------
    Total comprehensive income (loss)                        $    242.4          $    (27.8)
                                                             ==========          ==========
                                                               June 1,             June 3,
For the nine months ended                                       2000                1999
--------------------------------------------------------------------------------------------

Net income (loss)                                            $    777.5          $    (51.4)
Unrealized gain (loss) on investments                               7.0                (1.4)
                                                             ----------          ----------
    Total comprehensive income (loss)                        $    784.5          $    (52.8)
                                                             ==========          ==========

         See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
              (All tabular dollar amounts are stated in millions)


1.   Unaudited interim financial statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including the benefit of an approximate $49 million nonrecurring adjustment in the third quarter of 2000 to the cost of products purchased under a joint venture supply arrangement as well as normal recurring adjustments, necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. (See "Notes to Financial Statements - 8. Joint ventures"). Micron Technology, Inc. and its wholly-owned subsidiaries are collectively hereinafter referred to as "MTI." Micron Electronics, Inc., an approximately 61% owned subsidiary of MTI, is hereinafter referred to as "MEI."

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998, Staff Accounting
Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999 and Interpretation ("FIN") No.44 "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No.25," issued by the FASB in March 2000.

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

     SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to impact results of the Company's semiconductor operations and the Company is evaluating the effect SAB No. 101 will have on results of the Company's PC operations.

     Fin 44 clarifies the application of APB Opinion No.25. FIN 44 is effective July 1, 2000 and is not expected to impact the Company's results of operations or financial position.

     These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended September 2, 1999.

2. Supplemental balance sheet information

                                                 June 1,          September 2,
As of                                             2000               1999
-----------------------------------------------------------------------------------------------

Receivables
-----------------------------------------------------------------------------------------------
  Trade receivables                             $  907.1            $ 542.4
  Income taxes receivable                           63.2              100.8
  Allowance for returns and discounts              (12.5)             (38.2)
  Allowance for doubtful accounts                  (11.0)              (9.8)
  Other receivables                                197.1               97.4
                                                --------            -------
                                                $1,143.9            $ 692.6
                                                ========            =======

                                                         June 1,          September 2,
As of                                                     2000               1999
--------------------------------------------------------------------------------------------
Inventories
--------------------------------------------------------------------------------------------
  Finished goods                                       $   235.6          $   136.3
  Work in progress                                         323.0              173.6
  Raw materials and supplies                                97.3               71.5
  Allowance for obsolescence                               (14.2)             (15.7)
                                                       ---------          ---------
                                                       $   641.7          $   365.7
                                                       =========          =========


Product and process technology
--------------------------------------------------------------------------------------------
  Product and process technology, at cost              $   358.7          $   325.2
  Less accumulated amortization                           (144.0)            (112.6)
                                                       ---------          ---------
                                                       $   214.7          $   212.6
                                                       =========          =========

Property, plant and equipment
--------------------------------------------------------------------------------------------
  Land                                                 $    50.4          $    42.2
  Buildings                                              1,377.1            1,172.4
  Equipment                                              4,699.8            4,074.4
  Construction in progress                                 607.4              726.0
                                                       ---------          ---------
                                                         6,734.7            6,015.0
  Less accumulated depreciation and amortization        (2,679.1)          (2,215.4)
                                                       ---------          ---------
                                                       $ 4,055.6          $ 3,799.6
                                                       =========          =========

     As of June 1, 2000, property, plant and equipment included total unamortized costs of $822.1 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $521.5 million has not been placed in service and is not being depreciated. The Company has limited test operations in service in Lehi. Timing of the completion of the remainder of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor memory products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of June 1, 2000, determined there was no impairment.

     Depreciation expense was $237.6 million and $674.0 million, respectively, for the third quarter and first nine months of 2000, and $196.9 million and $569.1 million, respectively, for the third quarter and first nine months of 1999.

                                                                       June 1,       September 2,
Accounts payable and accrued expenses                                   2000            1999
--------------------------------------------------------------------------------------------------------
  Accounts payable                                                     $591.6           $453.1
  Salaries, wages and benefits                                          161.7             95.4
  Taxes payable other than income                                        50.2             33.4
  Other                                                                  94.1            123.5
                                                                       ------           ------
                                                                       $897.6           $705.4
                                                                       ======           ======

                                                                               June 1,     September 2,
As of                                                                            2000          1999
-------------------------------------------------------------------------------------------------------------
Debt
-------------------------------------------------------------------------------------------------------------
  Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized
    discount of $58.4 million and $64.8 million, respectively                 $ 681.6          $  675.2
  Convertible subordinated notes payable, due July 2004,
    interest rate of 7.0%                                                          --             500.0
  Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of
    $34.5 million and $38.1 million, respectively                               175.5             171.9
  Notes payable in periodic installments through July 2015,
    weighted average interest rate of 7.26% and 7.37%,
    respectively                                                                102.5             259.0
  Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of
    7.61% and 7.52%, respectively                                                26.5              33.1
                                                                              -------          --------
                                                                                986.1           1,639.2
  Less current portion                                                          (44.2)           (111.7)
                                                                              -------          --------
                                                                              $ 941.9          $1,527.5
                                                                              =======          ========

     The convertible subordinated notes due October 2005 (the "Convertible Notes") with an effective yield to maturity of 8.4% have a face value of $740 million and a stated interest rate of 6.5%. The Convertible Notes are convertible into shares of the Company's common stock at $30 per share. The Company may call for the early redemption of the Convertible Notes between October 2000 and October 2002 if the price of the Company's common stock is at least $39 per share for a specified trading period. Subsequent to October 2002, the Convertible Notes are redeemable by the Company at an initial price of 103% which declines to 100% of the principal amount depending on the date of redemption. The Convertible Notes have not been registered with the Securities and Exchange Commission, however the holder has certain registration rights.

     In the third quarter of 2000, all of the Company's 7.0% convertible subordinated notes due July 2004 were converted into 14.8 million shares of the Company's common stock, thereby reducing long-term debt by $500 million.

     The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

     MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of June 1, 2000, MEI had no borrowings outstanding under the agreement. MTI terminated its revolving credit agreement effective December 2, 1999.

3.  Other operating expense, net

     Other operating expense for the first nine months of 2000 includes net pre-tax losses of $27 million from the write down and disposal of semiconductor operations equipment. Other operating expense for the first nine months of 1999 includes a $15 million charge from the write down of certain flat panel display assets sold and a net pre-tax loss of $9 million from the write down and disposal of semiconductor operations equipment.

4.   Other non-operating income, net

     Other non-operating income for the third quarter and first nine months of 2000 includes a gain of $4 million and $14 million, respectively, on MTI's contribution of 2.3 million shares of MEI Common Stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the third quarter and first nine months of 2000 reflects charges of $6 million and $25 million, respectively, for the market value of the stock contributed.

5.   Income tax (provision) benefit

     The effective tax rate for the third quarter and first nine months of 2000 was 35%. The effective tax rate for the third quarter and first nine months of 1999 was approximately 41% and 40%, respectively. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations.

6.   Earnings (loss) per share

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock method" and convertible notes using the "if-converted" method. All share and per share data have been restated to reflect retroactively a 2-for-1 stock split effected in the form of a stock dividend on May 1, 2000.

                                                                   Quarter ended                Nine months ended
                                                              ------------------------     ------------------------
                                                               June 1,       June 3,            June 1,      June 3,
                                                                2000          1999               2000         1999
--------------------------------------------------------------------------------------------------------------------------
Net income (loss) available for common shareholders -
 Basic                                                         $274.9        $ (27.7)           $777.5        $ (51.4)
                                                               ======        =======            ======        =======
Net income (loss) available for common shareholders -
 Diluted                                                       $283.0        $ (27.7)           $812.3        $ (51.4)
                                                               ======        =======            ======        =======

Weighted average common stock outstanding - Basic               551.0          532.6             537.7          517.5
Net effect of dilutive stock options                             21.6             --              19.0             --
Net effect of dilutive convertible subordinated notes            24.7             --              36.3             --
                                                               ------        -------            ------        -------
Adjusted weighted average common stock - Diluted                597.3          532.6             593.0          517.5
                                                               ======        =======            ======        =======

Basic income (loss) per share                                  $ 0.50        $ (0.05)           $ 1.45        $ (0.10)
                                                               ======        =======            ======        =======

Diluted income (loss) per share                                $ 0.47        $ (0.05)           $ 1.37        $ (0.10)
                                                               ======        =======            ======        =======

     The average number of shares listed below were not included in the computation of diluted earnings per share because to do so would have had the effect of increasing earnings per share for the periods presented:

                                                                      Quarter ended                  Nine months ended
                                                               ---------------------------     ----------------------------
                                                                June 1,        June 3,             June 1,        June 3,
                                                                 2000           1999                2000           1999
-----------------------------------------------------------------------------------------------------------------------------
Employee stock plans                                              0.1           52.6                 0.2           54.5
8.4% convertible subordinated notes payable due 2005               --           24.7                  --           22.2
7.0% convertible subordinated notes payable due 2004              5.2           14.8                  --           14.8


7.   Acquisition

     On September 30, 1998, MTI completed the acquisition (the "Acquisition") of substantially all of the memory operations of Texas Instruments Incorporated. The following unaudited pro forma information presents the consolidated results of operations of the Company for the first nine months of 1999 as if the Acquisition had taken place at the beginning of 1999:

                                                                                  June 3,
For the nine months ended                                                          1999
------------------------------------------------------------------------------------------------
  Net sales                                                                     $2,738.5
  Net loss                                                                         (68.7)
  Basic loss per share                                                             (0.13)
  Diluted loss per share                                                           (0.13)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the date indicated, or which may result in the future.

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

     Subject to certain terms and conditions, MTI has agreed to purchase the entire output of the JVs. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information system support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products obtained from the JVs. The net cost of products purchased from the JVs, including the amortization of the value of the JV supply agreements, amounted to $125.4 million and $142.2 million for KMT and TECH, respectively, for the third quarter of 2000, and $386.1 million and $391.6 million for the first nine months of 2000. The net cost of products purchased from TECH reflects the benefit of an approximate $49 million nonrecurring adjustment in the third quarter of 2000.

     Receivables from KMT and TECH were $29.7 million and $78.3 million and payables were $73.0 million and $101.2 million, respectively, as of June 1, 2000. As of September 2, 1999, receivables from KMT and TECH were $19.1 million and $47.2 million and payables were $24.4 million and $32.0 million, respectively.


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

     Intersegment sales for the third quarter and first nine months of 2000 and 1999 are primarily comprised of sales from the Company's semiconductor operations to the Company's PC operations segment. Intersegment sales are eliminated to arrive at consolidated net sales.

     Sales to two of the Company's major PC OEM customers each approximated 15% of the Company's semiconductor operations net sales for the first nine months of 2000.

                                                                Quarter ended                 Nine months ended
                                                      ------------------------------   ---------------------------------
                                                           June 1,          June 3,         June 1,         June 3,
                                                            2000             1999            2000            1999
Net sales
-------------------------------------------------------------------------------------------------------------------------
Semiconductor operations
  External                                                 $1,534.4         $ 582.5        $4,000.4        $1,712.5
  Intersegment                                                  9.1            10.6            34.6            36.3
                                                           --------         -------        --------        --------
                                                            1,543.5           593.1         4,035.0         1,748.8
PC operations
  External                                                    254.7           280.6           765.4           965.9
  Intersegment                                                  2.0             2.0             5.2             4.4
                                                           --------         -------        --------        --------
                                                              256.7           282.6           770.6           970.3

All other - external                                            0.1             0.7             0.3             4.8

Total segments                                              1,800.3           876.4         4,805.9         2,723.9
Elimination of intersegment                                   (11.1)          (12.6)          (39.8)          (40.7)
                                                           --------         -------        --------        --------
Total consolidated net sales                               $1,789.2         $ 863.8        $4,766.1        $2,683.2
                                                           ========         =======        ========        ========
Operating income (loss)
-------------------------------------------------------------------------------------------------------------------------
Semiconductor operations                                   $  458.1         $  (9.5)       $1,305.1         $  24.8
PC operations                                                 (47.4)           (9.4)         (104.6)          (23.0)
All other                                                      (1.6)           (9.2)           (5.4)          (41.2)
                                                           --------         -------        --------         -------
Total segments                                                409.1           (28.1)        1,195.1           (39.4)
Elimination of intersegment                                      --             0.3             0.4             0.3
                                                           --------         -------        --------         -------
Total consolidated operating income (loss)                 $  409.1         $ (27.8)       $1,195.5         $ (39.1)
                                                           ========         =======        ========         =======

     Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision-makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.

                                                              June 1,                September 2,
Segment assets as of                                           2000                     1999
------------------------------------------------------------------------------------------------
Semiconductor operations                                    $7,411.2                 $6,001.9
PC operations                                                  364.0                    533.9
All other                                                       14.8                     15.5
                                                            --------                 --------
                                                             7,790.0                  6,551.3
Elimination of intersegment                                    (88.8)                   (74.8)
                                                            --------                 --------
                                                            $7,701.2                 $6,476.5
                                                            ========                 ========
Reconciliation to total assets
------------------------------------------------------------------------------------------------
Total segment assets                                        $7,701.2                 $6,476.5
Prepaid expenses                                                25.3                     38.3
Deferred taxes                                                  98.8                    119.9
Product and process technology                                 214.7                    212.6
Other assets (net of segment assets)                           170.8                    117.9
                                                            --------                 --------
Total consolidated assets                                   $8,210.8                 $6,965.2
                                                            ========                 ========


10.  Commitments and contingencies

     As of June 1, 2000, the Company had commitments of approximately $1,179.8 million for equipment purchases and $49.2 million for the construction of buildings.

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

     The following discussion contains trend information and other forward-looking statements (including, for example, statements regarding future operating results, future capital expenditures, facility expansions, financing alternatives, new product introductions, technological developments, and the effect thereof and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 2, 1999. All period references are to the Company's fiscal periods ended June 1, 2000, September 2, 1999, or June 3, 1999, unless otherwise indicated. Shares and per share amounts for all periods presented reflect a two-for-one stock split effected in the form of a stock dividend on May 1, 2000. All per share amounts are presented on a diluted basis unless otherwise stated.

Results of Operations

                                                         Third Quarter                                     Nine Months
                                        --------------------------------------------------------------------------------------------
                                                   2000                   1999                   2000                    1999
                                        --------------------------------------------------------------------------------------------
                                                                (dollars in millions, except per share data)
Net sales:
   Semiconductor operations              $1,543.5   86.3 %       $593.1   68.7 %       $4,035.0   84.7 %        $1,748.8   65.2 %
   PC operations                            256.7   14.3 %        282.6   32.7 %          770.6   16.2 %           970.3   36.2 %
   All other                                  0.1    0.0 %          0.7    0.1 %            0.3    0.0 %             4.8    0.1 %
   Intersegment                             (11.1)  (0.6)%        (12.6)  (1.5)%          (39.8)  (0.9)%           (40.7)  (1.5)%
                                         --------  -----         ------  -----         --------  -----          --------  -----
 Consolidated net sales                  $1,789.2  100.0 %       $863.8  100.0 %       $4,766.1  100.0 %        $2,683.2  100.0 %
                                         ========  =====         ======  =====         ========  =====          ========  =====

Operating income (loss):
   Semiconductor operations              $  458.1                $ (9.5)               $1,305.1                 $   24.8
   PC operations                            (47.4)                 (9.4)                 (104.6)                   (23.0)
   All other                                 (1.6)                 (9.2)                   (5.4)                   (41.2)
   Intersegment                               0.0                   0.3                $    0.4                      0.3
                                         --------                ------                --------                 --------
 Consolidated operating income (loss)    $  409.1                $(27.8)               $1,195.5                 $  (39.1)
                                         ========                ======                ========                 ========

Net income (loss)                        $  274.9                $(27.7)               $  777.5                 $  (51.4)
                                         ========                ======                ========                 ========

Earnings (loss) per share                $   0.47                $(0.05)               $   1.37                 $  (0.10)
                                         ========                ======                ========                 ========

     For the second quarter of 2000, net income was $161.3 million, or $0.29 per share, on consolidated net sales of $1,392.5 million.


     Intersegment sales are primarily comprised of sales from the Company's semiconductor operations segment to the Company's PC operations segment. Intersegment sales are eliminated to arrive at consolidated net sales. (See "Notes to Consolidated Financial Statements - Operating Segment Information.") Unless otherwise stated, all semiconductor production data reflect production of the Company and its joint ventures.

     Net Sales

     Consolidated net sales for the third quarter and first nine months of 2000 increased by 107% and 78%, respectively, compared to the third quarter and first nine months of 1999, principally due to an increase in net sales from the Company's semiconductor operations, partially offset by a decline in net sales from the Company's PC operations. Consolidated net sales for the third quarter of 2000 increased by 28% compared to the second quarter of 2000, due principally to an increase in net sales from the Company's semiconductor operations.

     Net sales from semiconductor operations for the third quarter and first nine months of 2000 increased by 160% and 131%, respectively, as compared to the corresponding periods of 1999. The increase in net sales for these periods was primarily due to an increase in megabits of semiconductor memory sold and was partially offset by lower average selling prices. Total megabits sold increased by approximately 220% and 170% for the third quarter and first nine months of 2000, respectively, as compared to the corresponding periods of 1999 while average selling prices per megabit of memory decreased 18% and 13%, respectively. Megabit sales increased as a result of increases in total wafer outs, ongoing transitions to reduced die size ("shrink") versions of existing memory products and shifts in the Company's mix of semiconductor memory products to higher average density products. The Company's primary memory product in the third quarter and first nine months of 2000 was the 64 Meg Synchronous DRAM ("SDRAM"), which comprised approximately 45% and 58%, respectively, of the net sales of semiconductor memory.

     Net sales from semiconductor operations increased 34% comparing the third quarter of 2000 to the second quarter of 2000, primarily due to an approximate 70% increase in total megabits sold, partially offset by a 22% decrease in average selling prices per megabit of memory. Megabit sales increased as a result of increased product availability from continued improvements in manufacturing efficiencies through an increase in total wafer outs and ongoing transitions to shrink versions of existing memory products, combined with a decrease in finished goods inventory.


     Net sales from PC operations for the third quarter and first nine months of 2000 decreased by 9% and 21% respectively, as compared to the corresponding periods of 1999 primarily due to a decrease in overall average selling prices for the Company's PC systems and a decrease in unit sales. Overall average selling prices for these comparative periods decreased by 14% and 7%, respectively, and PC unit sales decreased by 1% and 20%, respectively. Notebook and desktop unit sales were relatively flat comparing the third quarter of 2000 with the third quarter of 1999 and decreased by 28% and 19%, respectively, for the first nine months of 2000 as compared to the first nine months of 1999. Net sales from PC operations for the third quarter of 2000 were relatively flat as compared to the second quarter of 2000.

     Gross Margin

                                Third Quarter              Nine Months
                        --------------------------  ---------------------------
                          2000   % Change   1999      2000   % Change    1999
                        --------------------------  ---------------------------
Gross margin            $692.7     266.5%  $189.0   $2,017.5   244.5%   $585.6
   as a % of net sales    38.7%              21.9%      42.3%             21.8%

     The increase in the Company's consolidated gross margin during the third quarter and first nine months of 2000, as compared to the corresponding periods in 1999, is primarily attributable to the Company's semiconductor operations. The Company's consolidated gross margin percentage for the second quarter of 2000 was 37%.

     The Company's gross margin percentage from its semiconductor operations for the third quarter and first nine months of 2000 was 43% and 47%, respectively, compared to 25% and 26% for the corresponding periods of 1999. Gross margin benefited from a nonrecurring adjustment to costs of products purchased under a supply arrangement with TECH Semiconductor Singapore Pte. Ltd. ("TECH") of approximately $49 million in the third quarter of 2000. Without the nonrecurring adjustment, the gross margin on semiconductor memory products for the third quarter of 2000 was 40%. The increase in gross margin percentage for the Company's semiconductor operations for the third quarter and first nine months of 2000 compared to the corresponding periods in 1999 resulted from decreases in per megabit manufacturing costs which were partially offset by lower average selling prices. Decreases in per megabit manufacturing costs were achieved principally through shifts in the Company's mix of semiconductor memory products to a higher average density and transitions to shrink versions of existing products. The gross margin percentage for the Company's semiconductor operations for the second quarter of 2000 was 41%.


     Subject to certain terms and conditions, MTI has agreed to purchase the entire output from two joint venture wafer fabrication facilities, TECH and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support, training and information systems support to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. The cost of products purchased from the JVs is based in part on MTI's average selling prices and is subject to significant fluctuations. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs and impact the Company's semiconductor operations gross margin percentage. In the third quarter and first nine months of 2000, the Company realized a lower gross margin percentage on products purchased from the JVs (inclusive of the benefit from the approximate $49 million adjustment) than it did on products manufactured by its wholly-owned facilities.

     The gross margin percentage for the Company's PC operations decreased slightly for the third quarter and first nine months of 2000 compared to the corresponding periods of 1999 and for the third quarter of 2000 as compared to the second quarter of 2000. The Company continues to experience pricing pressure on sales of its PC systems. Additionally, the impact of the product sales mix during the first nine months of 2000 has been unfavorable due to the reduced shipments of notebook products that typically contribute higher gross margin percentages. Lower PC sales volume also pressured the gross margin during the first nine months of 2000.

     Selling, General and Administrative

                                                          Third Quarter                     Nine Months
                                                  --------------------------------  -------------------------------
                                                      2000   % Change      1999       2000   % Change    1999
                                                  --------------------------------  -------------------------------
Selling, general and administrative                 $174.9     40.9%       $124.1     $485.2    37.6%     $352.7
       as a % of net sales                             9.8%                  14.4%      10.2%               13.1%

     The increase in selling, general and administrative expense for the third quarter and first nine months of 2000 as compared to the corresponding periods of 1999 reflects higher performance based compensation costs and an increased number of administrative employees for the Company's semiconductor operations. The Company's PC operations also reflect a higher level of personnel expense for the third quarter and first nine months of 2000 as compared to the corresponding periods of 1999, due in large part to several newly acquired businesses. Additionally, selling, general and administrative expense for the third quarter and first nine months of 2000 reflects charges of $6 million and $25 million, respectively, for the market value of MEI Common Stock contributed by MTI to the Micron Technology Foundation (the "Foundation") and increased legal costs associated with product and process technology rights litigation.

     Selling, general and administrative expenses for the third quarter of 2000 were approximately 23% higher than the second quarter of 2000 primarily as a result of increased personnel costs associated with new businesses acquired by the Company's PC operations, higher performance based compensation costs for the Company's semiconductor operations and the $6 million contribution charge related to the Foundation.

     Research and Development

                                 Third Quarter              Nine Months
                            ------------------------ --------------------------
                             2000   % Change  1999     2000   % Change    1999
                            ------------------------ --------------------------
Research and development    $100.6    23.3%   $81.6   $295.8    26.0%    $234.7
     as a % of net sales       5.6%             9.4%     6.2%               8.7%

     Substantially all the Company's research and development efforts relate to its semiconductor operations. Research and development expenses vary primarily with personnel costs, the cost of advanced equipment dedicated to new product and process development and the number of development wafers processed. Research and development efforts are focused on .15u and .13u line width process technologies, which are the primary determinants in transitioning to next generation and future products. Simultaneous research and development efforts across multiple products help prepare the Company for future product introductions and allow current products to utilize the advanced process technology to achieve higher performance at lower production costs. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 64 Meg and 128 Meg SDRAMs and on design and development of the Company's 256 Meg and 512 Meg SDRAMs, direct Rambus(R) DRAM ("RDRAM"), Double Data Rate ("DDR") SDRAM, Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory products, system-on-a-chip ("SOC") solutions, and memory technology enablement.

     Other Operating Expense, net

     Other operating expense for the first nine months of 2000 includes net pre-tax losses of $27 million from the write down and disposal of semiconductor operations equipment. Other operating expense for the first nine months of 1999 includes a $15 million charge from the write down of certain flat panel display assets sold and a net pre-tax loss of $9 million from the write down and disposal of semiconductor operations equipment.

     Other Non-Operating Income, net

     Other non-operating income for the third quarter and first nine months of 2000 includes a gain of $4 million and $14 million, respectively, on MTI's contribution of 2.3 million shares of MEI Common Stock (the "Contribution") to the Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the third quarter and first nine months of 2000 reflects charges of $6 million and $25 million, respectively, for the market value of the stock contributed.

     Income Tax (Provision) Benefit

     The effective tax rate for the third quarter and first nine months of 2000 was 35%, compared to effective tax rates of 41% and 40%, respectively, for the corresponding periods of 1999. The reduction in the effective tax rate is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations. Taxes on earnings of certain foreign operations and domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

     Recently Issued Accounting Standards

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998, Staff Accounting
Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999 and Interpretation ("FIN") No.44 "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No.25," issued by the FASB in March 2000.

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

     SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to impact results of the Company's semiconductor operations and the Company is evaluating the effect SAB No. 101 will have on results of the Company's PC operations.

     FIN 44 clarifies the application of APB Opinion No.25. FIN 44 is effective July 1, 2000 and is not expected to impact the Company's results of operations or financial position.

Liquidity and Capital Resources

     As of June 1, 2000, the Company had cash and liquid investments totaling $1.8 billion, representing an increase of $234 million during the first nine months of 2000. The Company's principal source of liquidity during the first nine months of 2000 was net cash flow from operations of $1.2 billion. Property, plant and equipment expenditures of $759 million were the principal use of funds during the first nine months of 2000. Working capital was used during the first nine months of 2000 to fund the growth in the Company's receivables and inventory of $451 million and $276 million, respectively, which resulted from the Company's increased scale of operations and higher levels of production.

     In the third quarter of 2000, all of the Company's 7.0% convertible subordinated notes due July 2004 were converted into 14.8 million shares of the Company's common stock, thereby reducing long-term debt by $500 million.

     The Company believes that in order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. To this end the Company is considering various capacity expansion programs and capital improvements to its manufacturing facilities. The Company continuously evaluates the financing of these activities and in this regard has replaced its previous shelf registration statement with an updated shelf registration statement pursuant to which the Company may issue from time to time debt or equity securities for up to $1 billion. In addition to the existing shelf registration statement, the Company may also seek to raise funds through issuing debt or equity securities. The Company currently estimates it will spend approximately $1.5 billion in fiscal 2000 for purchases of equipment and for construction and improvement of buildings, of which it has spent approximately $906 million to date. As of June 1, 2000, the Company had entered into contracts extending into fiscal 2002 for approximately $1.2 billion for equipment purchases and approximately $49 million for the construction of facilities.

     As of June 1, 2000, approximately $268 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's semiconductor operations. MEI has a $100 million unsecured credit agreement, expiring June 2001 which contains certain restrictive covenants pertaining to MEI, including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. As of June 1, 2000, MEI had no borrowings outstanding under the agreement. MTI terminated its revolving credit agreement effective December 2, 1999.

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

The volatile nature of the DRAM industry could adversely affect our future operating results

     The DRAM industry is highly volatile. Due to the commodity nature of DRAM products, when the supply of DRAM products exceeds the demand for such products, average selling prices for DRAM products decline, sometimes rapidly. In the past, our operating results and cash flows have been adversely affected by:

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

Increased worldwide DRAM production could lead to further declines in average selling prices for memory products

     We, like our competitors, are constantly seeking to improve yields, reduce die size and use fewer manufacturing steps. These types of improvements result in increases in worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture semiconductors in facilities that process twelve-inch wafers as opposed to the current industry standard eight-inch wafers. Twelve-inch wafers have approximately 130% greater usable surface area than eight-inch wafers and their widespread use in the industry, which is expected to occur within the next two to five years, will lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM capacity expansion, either by way of new facilities or reallocation of existing semiconductor production capacity to DRAM production. We are currently evaluating several capacity expansion programs for our various fabrication facilities. Increases in worldwide supply of DRAM could lead to further declines in average selling prices for our products and have an adverse affect on our results of operations and cash flows.

We sell a majority of our memory products to the personal computer ("PC") market and are therefore dependent on the performance of PC markets

  Approximately 80% of our sales of memory products were to PC or peripheral markets for the third quarter and first nine months of 2000. DRAMs are the most widely used semiconductor memory component in most PCs. If the amount of memory included in each PC decreases or if the growth rate in sales of PCs decreases, sales of our memory products could decrease.

If any one of our major original equipment manufacturer customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected

  We supply a number of major original equipment manufacturers with more than 30% of their memory requirements. Sales to two of our major OEM customers approximated 30% of our semiconductor operations net sales for the first nine months of 2000. If any one of the major OEMs significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

If our supply of memory products from our joint ventures is interrupted, our results of operations could be adversely affected

  We participate in two joint ventures that currently supply us with in excess of 30% of our total megabits of memory produced. We have agreements to purchase all of the production from the joint ventures subject to specific terms and conditions. The joint ventures have historically required and expect to continue to require external financing to fund their ongoing operations and transition to next generation technologies. Our source of supply from either joint venture may be interrupted if either joint venture is unable to repay or refinance existing debt or obtain required incremental financing. In addition, our supply from each joint venture may be interrupted if the joint venture's operations experience a disruption in its manufacturing process. Any reduction in supply could adversely affect our results of operations and cash flows.

If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected

  In order to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant amounts of capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We expect to make $1.5 billion in capital investments in fiscal 2000 and currently estimate that we will make approximately $2 billion in capital investments in fiscal 2001. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

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

Our manufacturing efficiency may be adversely affected as we transition to higher bandwidth products

  The semiconductor industry is currently transitioning to higher bandwidth products, including Double Data Rate Synchronous DRAM ("DDR SDRAM") and direct Rambus(R) DRAM ("RDRAM"). We may have trouble achieving the same manufacturing efficiencies in higher bandwidth products that we have achieved in the past with our other memory products. Our transition to higher bandwidth products may adversely impact our:

     .    productivity levels,

     .    die per wafer yields,

     .    backend assembly, and

     .    test equipment requirements.

Our per megabit production costs may increase as a result of this transition to higher bandwidth products and we may not be able to achieve our historical rate of cost per megabit reductions.

We have enhanced our production processes in recent years which has led to an increase in megabit production, but we may not be able to continue to increase production at the same rate in the future

  Historically, we have improved our production processes by reducing the die size of our existing products. As a result, we have decreased our per megabit production costs and significantly increased our megabit production. However, we may not be able to maintain this historical rate of increase in megabit production in the future. In addition, our manufacturing yield or production may decrease as we implement more complex technologies. We may also from time to time experience volatility in our manufacturing yields if we have problems ramping the latest reduced die size ("shrink") versions of existing devices or new generation devices to commercial volumes.

Others may assert that our products and processes infringe their intellectual property rights; an adverse determination in this regard could adversely affect our results of operation and financial condition

  From time to time others have asserted, and may in the future assert, that our products or our processes may infringe product or process technology rights held by others. If there was a determination that our manufacturing processes or products infringed on the product or process rights held by others, we could have significant liabilities or be required to make material changes in our production processes. If our products infringed the rights of others or we had to modify our production processes, our business, results of operations or financial condition could be materially adversely affected. We have also entered into a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic royalty payments. We may also need to obtain additional patent licenses or to renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us. If we are unable to obtain or renew these license agreements on acceptable terms, our business, results of operations or financial condition could be materially adversely affected.

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

We face risks associated with our international sales and operations that could adversely affect our operating results

  International sales comprised approximately 38% of our consolidated net sales in the third quarter and first nine months of 2000. We expect international sales to continue to increase in the future. In addition, we have manufacturing operations in Italy, Singapore, Japan and Scotland. Our international sales and international operations are subject to a variety of risks, including:

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

If we fail to effectively compete in the highly competitive semiconductor industry, our results of operations and cash flows would be adversely affected

  The semiconductor industry is highly competitive. We face intense competition from a number of companies, including Hitachi, Ltd., Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG., NEC Corporation and Samsung Semiconductor, Inc. Some of these competitors are very large corporations or conglomerates that may have greater financial resources and a better ability to withstand downturns in the semiconductor memory market. In addition, a number of these competitors have historically been able to introduce new products more quickly than we have. Consolidations in the semiconductor industry could put us at a further disadvantage against these large competitors. If we fail to effectively compete in the highly competitive semiconductor industry, our results of operations and cash flows would be adversely affected.

Products that do not conform to our specifications or that contain, or are rumored to contain, defects or that are otherwise incompatible with end users could impose significant costs on us or otherwise adversely affect our results of operations

Because the design and production process for semiconductors is highly complex, it is possible that we may produce products which do not comply with published specifications, contain defects, or are otherwise incompatible with end uses. If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in one or more of the following ways:

 .    We may need to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product.

 .    We may encounter adverse publicity which could cause a decrease in sales of our products.

If our subsidiary, Micron Electronics, Inc., fails to effectively compete in the highly competitive PC and e-services industry, our results of operations could be adversely affected

  Historically, our operations have been affected by the operating results of Micron Electronics, Inc. ("MEI"), a PC and e-services business. MEI is a publicly traded company in which we own a majority of the common stock. MEI's results of operations, and the potential effect upon our consolidated results of operations, are linked to MEI's ability to effectively compete in the PC and e-services market places. This success depends on many factors, including MEI's ability to:

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

If MEI fails to effectively compete in the PC and e-services industry, our results of operations could be adversely affected.

One of our shareholders owns a large portion of our common stock that could limit our ability to raise additional capital

  As of July 6, 2000, Texas Instruments Incorporated held 37,866,184 million shares of common stock, representing 7% of our total outstanding common stock. We have not registered these shares with the Commission. However, Texas Instruments has registration rights with respect to such sales. Our ability to raise additional capital funds may be affected by the number of shares and registration rights held by Texas Instruments. Texas Instruments also holds notes with a face value of $740 million which are convertible into 24,666,666 shares of our common stock. Texas Instruments' resale of these notes could limit our ability to raise capital through the issuance of additional convertible debt instruments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

  Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of June 1, 2000, the Company held aggregate cash and receivables in foreign currency valued at approximately US $59 million and aggregate foreign currency payables valued at approximately US $120 million (including long-term liabilities denominated in Euros valued at approximately US $16 million). Foreign currency receivables and payables are comprised primarily of Euros, Singapore Dollars, Japanese Yen and British Pounds.

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following are filed as a part of this report:

     Exhibit
     Number    Description of Exhibit
     ------    ----------------------

     27        Financial Data Schedule

(b) The registrant filed the following report on Form 8-K during the fiscal quarter ended June 1, 2000:

  Form         Date              Item
  ----         ----              ----

  8-K          April 5, 2000     Item 5, Other Events

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


                              Micron Technology, Inc.
                              ------------------------------------------------
                              (Registrant)


Dated:  July 12, 2000         /s/ Wilbur G. Stover, Jr.
                              ------------------------------------------------
                              Wilbur G. Stover, Jr., Vice President of Finance
                              and Chief Financial Officer (Principal Financial
                              and Accounting Officer)