Form 10-K
period 2000-07-31
MICRON TECHNOLOGY INC
filed 2000-10-18
CIK 723125

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED        AUGUST 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on October 2, 2000, as reported by the New York Stock Exchange, was approximately $17.6 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's common stock as of October 2, 2000, was 567,667,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for registrant's 2000 Annual Meeting of Shareholders to be held on November 28, 2000, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     THE FOLLOWING DISCUSSION MAY CONTAIN TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS MADE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS MADE IN: "SEMICONDUCTOR OPERATIONS - PRODUCTS AND SERVICES" REGARDING THE 128 MEG SDRAM AS THE COMPANY'S PRIMARY PRODUCT IN 2001, THE SHIPPING OF THE COMPANY'S 256 MEG SDRAM, THE USE OF DDR SDRAMS IN HIGH-END SERVER, WORKSTATIONS AND DESKTOP PC APPLICATIONS AND THE COMPANY'S PLANS TO INCREASE THE NUMBER OF WAFERS DEDICATED TO SRAM AND FLASH PRODUCTS IN FUTURE PERIODS; SEMICONDUCTOR OPERATIONS - MANUFACTURING" REGARDING MANUFACTURING DISRUPTIONS AND REDUCED YIELDS AS A RESULT OF A CONVERSION TO 300MM WAFER PROCESSING; "SEMICONDUCTOR OPERATIONS RESEARCH AND DEVELOPMENT" REGARDING THE TRANSITION TO .15(u) AND .13(u) LINE-WIDTH PROCESS TECHNOLOGY; AND "INTERNATIONAL SALES" REGARDING THE GROWTH IN INTERNATIONAL SALES AS A RESULT OF INCREASED WORLDWIDE OPERATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS." ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL PERIODS ENDED AUGUST 31, 2000, SEPTEMBER 2, 1999, OR SEPTEMBER 3, 1998, UNLESS OTHERWISE INDICATED. ALL 1998 FINANCIAL DATA OF THE COMPANY HAS BEEN RESTATED TO INCLUDE THE RESULTS OF OPERATIONS OF RENDITION, INC., WHICH WAS MERGED WITH THE COMPANY ON SEPTEMBER 11, 1998.

GENERAL

     Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." The Company's PC operations are conducted by Micron Electronics, Inc. ("MEI"), a 61% owned, publicly-traded subsidiary of MTI.

     MTI, a Delaware corporation, was incorporated in 1978. MTI's executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000. MEI's executive offices are located at 900 East Karcher Road, Nampa, Idaho 83687-3045 and its telephone number is (208) 898-3434.

     The Company is organized into two primary operating segments pursuant to its principal product categories: "Semiconductor operations" and "PC operations." Sales to external customers for Semiconductor operations and PC operations constituted 86% and 14%, respectively, of the Company's total net sales for 2000. Reference is made to the information regarding net sales, operating profit and identifiable assets by reportable segments, under the heading "Operating Segment and Geographic Information" in the "Notes to Consolidated Financial Statements."


RECENT EVENTS

     On October 17, 2000, MTI and Kobe Steel, Ltd. ("Kobe Steel") announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT Semiconductor Limited ("KMT") for approximately $125 million. MTI currently has a 25% equity interest in KMT. It is anticipated that MTI will assume or repay all of KMT's debt, projected to approximate $325 million at closing. As of September 30, 2000, KMT had total assets approximating $750 million, including property, plant and equipment with a carrying value of approximately $530 million.

     The term sheet anticipates that the parties will enter into a definitive acquisition agreement, subject to standard terms and conditions, including satisfactory due diligence and regulatory approvals. If these conditions are met, the transaction is expected to close in March 2001. There can be no assurance, however, that the pending transaction with Kobe Steel will be consummated. The following discussion regarding the Company's business does not reflect the proposed transaction with Kobe Steel.

SEMICONDUCTOR OPERATIONS

     PRODUCTS AND SERVICES

     The Company's Semiconductor operations focus primarily on the design, development and manufacture of leading edge semiconductor memory products. The Company offers a wide variety of packaging and configuration options, architectures and performance characteristics to meet particular customer needs.

         DYNAMIC RANDOM ACCESS MEMORY ("DRAM"). DRAM is the Company's primary semiconductor memory product. DRAMs are high density, low-cost-per-bit, random access memory components that store digital information in the form of bits and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems. DRAM sales (exclusive of intersegment sales) represented approximately 80%, 64% and 42% of the Company's total net sales in 2000, 1999, and 1998, respectively.

         Synchronous DRAMs ("SDRAMs") are memory components that operate faster than standard DRAMs, due in part to the addition of a clock input that synchronizes all operations and allows PC systems to transfer data at faster rates, enabling subsystems to maintain pace with high speed CPUs and graphics engines. SDRAMs are currently the most popular and highest volume type of semiconductor memory and are used in computing (notebook and desktop PCs and servers), networking, communications, and consumer applications. The Company's primary product for 2000 was the 64 Meg SDRAM, available in multiple configurations, speeds and package types. The Company transitioned to the 128 Meg SDRAM as its primary product in the fourth quarter of 2000 and expects that it will be its primary product in 2001. The Company offers PC100 and PC133 64 Meg and 128 Meg SDRAMs. The Company expects to begin shipping 256 Meg SDRAMs in 2001.

         The Company continues to develop higher bandwidth DRAM products, including Double Data Rate ("DDR") SDRAM and Rambus-Registered Trademark-DRAM ("RDRAM-Registered Trademark-"). DDR SDRAM is a wide-bus memory solution that leverages existing SDRAM technology by supporting data transfers on both edges of each clock cycle effectively doubling the memory chip's data throughput. DDR SDRAMs are currently being used in high-end graphics and networking cards and the Company anticipates that they will be used in high-end server, workstation and desktop PC applications. RDRAM is a technology that uses a narrow-bus, high-speed memory interface and is expected to be used in high-performance computer and consumer electronics applications.

         The Company continues to produce lower bandwidth DRAM products such as extended data out ("EDO") and fast page mode ("FPM") and lower density products such as the 16 Meg DRAM to support major original equipment manufacturer ("OEM") customer needs.

         STATIC RANDOM ACCESS MEMORY ("SRAM"). SRAMs are semiconductor devices that perform memory functions similar to DRAMs, but do not require memory cells to be electronically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster. The Company produces SRAMs for the high-performance or high-bandwidth applications that require a "buffer" or "cache" of high-speed memory to provide data access and data routing quickly. SRAMs are a key component in leading-edge telecommunications and networking applications where bandwidth is a critical system parameter. The Company currently produces SyncBurst-TM-SRAM and Zero Bus Turnaround ("ZBT-Registered Trademark-") SRAM products in volume and recently began sampling DDR SRAM AND Quad Data Rate ("QDR-TM-") SRAM products targeting the next generation of high performance computing, networking and communications applications. Sales of SRAM products represented approximately 2% of the Company's total net sales in 2000. The Company has made substantial investments in the development of its SRAM technology and plans to increase the number of wafers dedicated to production of SRAM in future periods.

         FLASH MEMORY DEVICES ("FLASH"). Flash are non-volatile semiconductor devices that retain memory content when the power is turned off, and are electrically re-writeable. Flash is used in networking applications, workstations, servers, PCs, and handheld electronic devices such as digital cellular phones, digital cameras, and digital music players. The Company offers a variety of Flash devices in various densities including Boot Block Flash Memory, even-sectored Flash Memory, Compact Flash Cards, and Flash for the wireless cell phone market. Sales of Flash devices represented approximately 1% of the Company's total net sales in 2000. The Company has made substantial investments in the development of its Flash technology and plans to increase the number of wafers dedicated to production of Flash in future periods.


     MANUFACTURING

     The Company is a leading global manufacturer of semiconductor memory products with manufacturing facilities located in the United States, Italy, Singapore, Japan and United Kingdom. The Company's manufacturing facilities all operate 24 hours per day, 7 days per week. The Company develops leading-edge manufacturing process technology at its research and development wafer fabrication facility in Boise, Idaho, which is then deployed to its manufacturing fabs in Boise, Avezzano, Italy and its joint venture fabs, TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). (TECH and KMT are collectively referred to herein as the "JVs.")

     The Company's process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The Company's per unit product costs are a function of manufacturing costs and costs of product purchased from the JVs under supply agreements. Costs of products purchased from the JVs are based in part on discounts from average selling prices realized by the Company and are subject to significant fluctuations. The primary determinants of manufacturing cost are die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers, the yield of acceptable die produced on each wafer and labor productivity. Other factors that contribute to manufacturing costs are wafer size, number of fabrication steps, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness. The Company is continuously enhancing production processes, reducing the die size of existing products and increasing capacity utilization throughout worldwide operations. The Company has begun work on a 300-millimeter ("300mm") pilot line and is evaluating plans to perform large-scale manufacturing using 300mm wafer processing. The Company may experience disruptions in its manufacturing process and reduced yields as a result of a conversion to 300mm wafer processing.

     Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks or other problems may cause a substantial percentage of wafers to be scrapped or individual circuits to be nonfunctional. Success of the Company's manufacturing operations depends largely on minimizing defects and thereby maximizing yield of high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes. The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

      After fabrication, each silicon wafer is separated into individual die. Functional die are connected to external leads by extremely fine wire and assembled into plastic packages. Each completed package is then inspected, sealed and tested. The assembly process uses high-speed automatic systems such as wire bonders, as well as semi-automatic plastic encapsulation and solder systems. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, the Company uses its proprietary AMBYX line of intelligent test and burn-in systems to perform simultaneous circuit tests of all die during the burn-in process, capturing quality and reliability data and reducing testing time and cost. After test, the Company assembles the majority of its memory products into memory modules before sale to customers. Memory modules consist of an array of memory components attached to Company designed printed circuit boards ("PCBs") that connect to computer systems or other electronic devices. Memory components are attached to PCBs in a soldering process performed by screen printing machines and high speed automated pick and place machines. Completed modules are extensively tested by custom equipment and visual inspection.

     Substantially all of the Company's manufacturing operations are dependent on electronic information systems. These information systems enable the Company to maximize the efficiency of its manufacturing operations by controlling equipment and processes, tracking key operational and engineering metrics, providing decision support and measuring overall operating results. Hardware or software failures in the information systems could disrupt the Company's manufacturing operations.

     JOINT VENTURES. MTI participates in two joint ventures: TECH and KMT. TECH, which operates in Singapore, is a memory manufacturing joint venture among MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a memory manufacturing joint venture between MTI and Kobe Steel, Ltd. The JVs' semiconductor manufacturing facilities use the Company's product and process technology. For purposes of the discussion herein, production from the JVs is treated as production from the Company's Semiconductor operations.

     The JVs supplied in excess of 35% of the total megabits of memory produced by the Company in 2000. MTI has agreed to purchase all of the production from the JVs, subject to specific terms and conditions. The Company generally purchases product from the JVs at prices that are determined quarterly and based in part on discounts from MTI's average selling prices. Certain joint venture partners have rights to buy a portion of TECH's output from MTI. MTI provides technology, engineering support, training and information system support to the JVs and performs assembly and test services on all JV products.

     On October 17, 2000, MTI and Kobe Steel announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT. See "Business - Recent Events."


     AVAILABILITY OF RAW MATERIALS

     The Company's semiconductor operations require raw materials that meet exacting standards. The Company generally has multiple sources of supply, however, there are only a limited number of suppliers capable of delivering certain raw materials that meet our standards. Various factors, including increases in worldwide semiconductor manufacturing, could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. The Company's semiconductor operations have not been interrupted in the past by shortages of raw materials. Nevertheless, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If the Company's supply of raw materials is interrupted or, lead times are extended, results of operations could be adversely affected.


     MARKETING AND CUSTOMERS

     The Company's semiconductor memory products are sold primarily to the PC, telecommunications and networking hardware markets. The Company supplies several major PC original equipment manufacturers with more than 30% of their memory requirements. Sales to Dell Computer Corporation and Compaq Computer Corporation both exceeded 10% of consolidated net sales for 2000. No customer individually accounted for 10% of consolidated net sales for 1999 and 1998.

     The Company markets its semiconductor memory products primarily through its own direct sales force. The Company also sells products through independent sales representatives, distributors and its retail sales division, Crucial Technology. The Company maintains semiconductor sales offices in North America, Asia and Europe. Sales representatives are compensated on a commission basis and obtain orders subject to final acceptance by the Company. The Company makes shipments against these orders directly to the customer. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 14%, 11% and 11% of Semiconductor operations' net sales in 2000, 1999 and 1998, respectively. The Company also markets application specific DRAM under the SpecTek brand name.

     The semiconductor memory industry is characterized by rapid technological change, relatively short product life cycles, frequent product introductions and enhancements, difficult product transitions and volatile market conditions. In the past, the semiconductor industry and the DRAM market in particular, have been highly cyclical. DRAMs have historically been considered commodity products, however, the DRAM market is currently in the process of segmenting, with diverse memory needs being driven by the different requirements of desktop and notebook PC's, servers, workstations, hand-helds, and communications, industrial and other applications that demand specific memory solutions. Many of the Company's customers require a thorough review or "qualification" of semiconductor memory products, which may take several months. As the Company further diversifies its product lines and reduces the die sizes of existing memory products, more products become subject to qualification. There can be no assurance that new products will be qualified for purchase by existing or potential customers.

     BACKLOG

     Cyclical industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts and, accordingly, new order volumes for the Company's semiconductor memory products fluctuate significantly. Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the delivery date. Customers can change delivery schedules or cancel orders without significant penalty. For the foregoing reasons, the Company does not believe that its backlog of semiconductor memory products as of any particular date is a reliable indicator of actual sales for any succeeding period.

     PRODUCT WARRANTY

     Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects, or are otherwise incompatible with end uses. To mitigate these issues, the Company generally provides a limited warranty that its semiconductor memory products are in compliance with specifications existing at the time of delivery. Under the Company's sales confirmation orders, liability for a stated warranty period is usually limited to replacement of defective items or return of amounts paid.

     COMPETITION

     The Company's Semiconductor operations experience intense competition from a number of companies, including Hitachi, Ltd., Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG, NEC Corporation and Samsung Semiconductor, Inc. Some of the Company's competitors are large corporations or conglomerates, which may have greater resources to withstand downturns in the semiconductor memory market, invest in new technology and capitalize on growth opportunities. Like the Company, these competitors aggressively seek to improve yields, reduce die size and decrease mask levels in their product designs. These improvements could significantly increase worldwide supply leading to downward pressures on prices.

     RESEARCH AND DEVELOPMENT

     Substantially all of the Company's research and development efforts relate to its Semiconductor operations. To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes. The Company believes that expansion of semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. The Company's total research and development expenditures were $427 million, $322 million and $286 million in 2000, 1999 and 1998, respectively.

     Research and development expenses relating to the Company's Semiconductor operations vary primarily with personnel costs, the number of development wafers processed and the cost of advanced equipment dedicated to new product and process development. Process technology research and development efforts are focused on .15u and .13u line-width process technologies, which will enable the Company to transition to next generation products. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 128 Meg SDRAMs and on design and development of the Company's Flash, 256 Meg and 512 Meg

SDRAMs, DDR SDRAM and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory, RDRAM, and advanced DRAM technology ("ADT") products. The Company is also developing technology which enables the use of standard memory products and new memory applications.

     Substantially all of the Company's operations use .18(u) line-width process technology. The Company began its transition to .15(u) line-width process technology in 2000 for its primary products and expects to continue its transition in 2001. The Company anticipates that it will move to .13(u) line-width process technology in the next few years as needed for the development of future generation semiconductor products.

PC OPERATIONS

     PC SYSTEMS

     The PC industry is highly competitive and has been characterized by intense pricing pressure, generally low gross margin percentages, rapid technological advances in hardware and software, frequent introduction of new products and declining component costs. The Company's PC operations develop, market, manufacture, sell and support a wide range of desktop and notebook PC systems and network servers under the Micron and NetFrame brand names and sell, resell and support a variety of additional peripherals, software and services. The Company's PC systems are generally assembled to order ("ATO") with differing processing, memory and storage configurations as well as various operating systems and application software. Net sales of PC systems (exclusive of intersegment sales) represented 14%, 33% and 49% of the Company's total net sales for 2000, 1999, and 1998, respectively.

     The Company markets its PC systems principally through two channels:
"customer-direct" and "retail-direct." In the customer-direct channel the Company markets its products directly to customers through advertising, direct mail, telephone sales, field sales representatives and the Company's web site. Direct sales orders are received primarily via telephone, facsimile, the Internet and through the Company's direct sales force. Customers generally order systems configured with varying feature sets differentiated by microprocessor speed, hard drive capacity, amount of memory, monitor size and resolution and bundled software, as well as other features. Starting in March 2000, the Company also began to market PC systems through the retail-direct channel, wherein the Company has entered into agreements with a number of retailers including BestBuy, Outpost.com and Staples, to install and maintain "direct-to-the-manufacturer" kiosks at their retail stores. The Company operates its retail-direct program under the Velocity Net Direct brand name. Additionally, the Company sells PC systems through strategic relationships with third parties having large government procurement contracts. Pricing and terms for such procurement contracts are generally subject to re-negotiation or termination by third parties and governmental entities.

     The Company's PC manufacturing process is designed to provide custom-configured products to its customers and includes assembling components, loading software and testing each system prior to shipment. Most components are held by suppliers in a third party logistics providers' warehouse and delivered as order flow demands. The Company's ATO manufacturing process promotes rapid inventory turnover and reduced inventory levels, while allowing the Company to efficiently manufacture customized computer systems. Generally, the Company assembles desktop PC systems and servers in its facilities. The Company defines the feature sets for its notebook PC systems which are assembled by suppliers and then tested according to the Company's standards. Certain of the components, subassemblies and software used by the Company are available only from a limited number of suppliers. In particular, the Company relies on two vendors for its supply of both the microprocessors used in its PC systems and the assembly of notebook computers. The Company has experienced shortages of these products in the past. Any interruption in the supply of the components, subassemblies and software used in the Company's PC systems, could adversely affect the results of operations.

     Consumer customers may return PC products within 15 days of shipment for a full refund of the purchase price and commercial and government customers can return products within 30 days for a full refund. The Company sells desktop and notebook PC systems and servers with a limited warranty, consisting of a five-year limited warranty on the microprocessor and main memory, a three-year limited warranty on the hardware and one year on-site service provided by a third party. The PC operations limited warranty covers repair or replacement for defects in workmanship or materials.

     e-SERVICES

     Since the fourth quarter of 1999, the Company's PC operations have provided web-hosting, software application, data center/co-location and Internet access services through its HostPro subsidiary. Net sales of e-Services represented less than 1% of the Company's consolidated net sales for 2000. The Company markets its e-Services offerings through its HostPro web site and print, radio and on-line advertising. The Company's e-Services operations face intense competition from a large number of companies.

INTERNATIONAL SALES

     International sales totaled $2.8 billion for 2000 and included approximately $1.2 billion in sales to Europe and $1.1 billion in sales to Asia Pacific. International sales approximated $1.1 billion for 1999 and $599 million for 1998. The Company expects international sales to continue to increase as a result of growth in its worldwide operations.

PATENTS AND LICENSES

     As of August 31, 2000, the Company owned approximately 4,250 United States patents and 373 foreign patents. In addition, the Company has numerous United States and international patent applications pending.

     The Company has a number of cross-license agreements with others. The agreements may require one-time and/or periodic royalty payments and expire at various times. One-time payments are typically capitalized and amortized over the shorter of the estimated useful life of the technology, the patent term or the term of the agreement. In the future, it may be necessary or advantageous for the Company to obtain additional patent licenses or to renew existing license agreements. The Company is unable to predict whether these license agreements can be obtained or renewed on terms acceptable to the Company. An adverse determination that the Company's manufacturing processes or products infringed on the product or process rights held by others could subject the Company to significant liabilities or require material changes in production processes or products, either of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company and Rambus, Inc. ("Rambus") are engaged in litigation relating to certain of Rambus' patents. Lawsuits between the Company and Rambus have been filed in the United States, Germany, France, the United Kingdom and Italy. (See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.")

EMPLOYEES

     As of August 31, 2000, the Company had approximately 18,800 full-time employees, including approximately 15,900 in semiconductor operations and 2,900 in PC operations. The Company has approximately 3,000 and 1,800 employees in Asia and Europe, respectively. The Company's Italian employees are represented by labor organizations that have entered into national and local labor contracts with the Company. The Company's employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development and administrative support activities. Many of the Company's employees are highly skilled and the Company's continued success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have an adverse effect on the Company's results of operations.

ENVIRONMENTAL COMPLIANCE

     Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. The Company believes that its activities conform to present environmental regulations. In 2000, MTI continued to conform to the requirements of ISO 14001 certification as confirmed by a successful independent surveillance audit. To continue certification, MTI met requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions. Additionally, the extensive process required to obtain permits for expansion of facilities may affect how quickly the Company can respond to increases in market demand.

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

     As of October 2, 2000, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name                                  Age     Position
----                                  ---     --------
Steven R. Appleton.................    40     Chairman, Chief Executive Officer and President
Kipp A. Bedard.....................    41     Vice President of Corporate Affairs
Robert M. Donnelly.................    61     Vice President of Memory Products
D. Mark Durcan.....................    39     Chief Technical Officer and Vice President of
                                              Research & Development
Jay L. Hawkins.....................    40     Vice President of Operations
Joel J. Kocher.....................    44     Chairman and Chief Executive Officer of Micron
                                              Electronics, Inc.
Roderic W. Lewis...................    45     Vice President of Legal Affairs, General Counsel
                                              and Corporate Secretary
Michael W. Sadler..................    42     Vice President of Sales and Marketing
Wilbur G. Stover, Jr. .............    47     Vice President of Finance and Chief Financial
                                              Officer
James W. Bagley....................    61     Director
Robert A. Lothrop..................    74     Director
Thomas T. Nicholson................    64     Director
Don J. Simplot.....................    65     Director
Gordon C. Smith....................    71     Director
William P. Weber...................    60     Director

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

     KIPP A. BEDARD joined MTI in November 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Bedard first became an officer of MTI in April 1990 and has served in various officer positions, including Vice President, Investor Relations, of MSI from July 1992 to January 1994. Since January 1994, Mr. Bedard has served as Vice President of Corporate Affairs for MTI. Mr. Bedard holds a BBA in Accounting from Boise State University.

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

     MICHAEL W. SADLER is Vice President of Sales and Marketing for Micron Technology, Inc. Mr. Sadler joined Micron Technology in 1992 as a Regional Sales Manager and has since held a series of increasingly responsible positions including Major Accounts Sales Manager, National Sales Manager, Director of Memory Sales, and Vice President of Sales. He was appointed to his current position in January 2000. Mr. Sadler holds a BS in Information Systems and an MBA from the University of Santa Clara.

     WILBUR G. STOVER, JR. joined MTI in June 1989 and has served in various financial positions with the Company and its subsidiaries, including Vice President, Finance and Chief Financial Officer of MSI from August 1992 to September 1994. Since September 1994, Mr. Stover has served as MTI's Vice President of Finance and Chief Financial Officer. From October 1994 through September 1996, Mr. Stover served on MTI's Board of Directors. Mr. Stover holds a BA in Business Administration from Washington State University.

     JAMES W. BAGLEY became the Chairman and Chief Executive Officer of Lam Research Corporation ("Lam"), a supplier of semiconductor manufacturing equipment, in August 1997, upon consummation of a merger of OnTrak Systems, Inc. ("OnTrak"), a supplier of semiconductor manufacturing equipment, into Lam. From June 1996 to August 1997, Mr. Bagley served as the Chairman and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc., also a supplier of semiconductor manufacturing equipment, for 15 years in various senior management positions, including Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley is a member of the Board of Directors of Teradyne, Inc. He has served on MTI's Board of Directors since June 1997. Mr. Bagley holds a BS in Electrical Engineering and MS in Electrical Engineering from Mississippi State University.

     ROBERT A. LOTHROP served as Senior Vice President of J.R. Simplot Company, an agribusiness company, from January 1986 until his retirement in January 1991. From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of MTI. From July 1992 until November 1994, he served as a Director of MSI. Mr. Lothrop also serves as a Director of MEI. Mr. Lothrop holds a BS in Engineering from the University of Idaho.

     THOMAS T. NICHOLSON has served as Vice President and a Director of Honda of Seattle and Toyota of Seattle since 1988. Mr. Nicholson has also served since May 2000 as Vice President of Mountain View Equipment

Company and from 1982 to May 2000 served as President of Mountain View Equipment Company. He has served on MTI's Board of Directors since May 1980. Mr. Nicholson holds a BS in Agriculture from the University of Idaho.

     DON J. SIMPLOT served as the President of Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company, from February 1985 until January 1992. Since 1955, Mr. Simplot has served in various capacities with J.R. Simplot Company and presently serves as a Corporate Vice President. Since April 1994, he has also served as a member of the Office of the Chairman of J.R. Simplot Company. Mr. Simplot is a member of the Board of Directors of IMPCO Technologies, Inc. He has served on MTI's Board of Directors since February 1982.

     GORDON C. SMITH has served as Chairman and Chief Executive Officer of G.C. Smith L.L.C., a holding company for ranch operations and other investments, since May 2000. Since September 1994, Mr. Smith has served as Secretary and Treasurer of SSI Management Corp., which manages food service, land, livestock and aircraft operations. Mr. Smith served in various management positions from July 1980 until January 1992 for Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company. From May 1988 until his retirement in March 1994, Mr. Smith served as the President and Chief Executive Officer of the J.R. Simplot Company. From September 1996 until September 1999, he served as the President of Wesmar, Inc., a food service company. From February 1982 until February 1984 and since September 1990, he has served on MTI's Board of Directors. Mr. Smith holds a BS in Accounting from Idaho State University.

     WILLIAM P. WEBER served in various capacities with Texas Instruments Incorporated, a semiconductor manufacturing company, and its subsidiaries from 1962 until April 1998. From December 1986 until December 1993 he served as the President of Texas Instrument's worldwide semiconductor operations and from December 1993 until his retirement in April 1998, he served as Vice Chairman of Texas Instruments Incorporated. He is a member of the Board of Directors of Unigraphics Solutions, Inc. He has served on MTI's Board of Directors since July 1998. Mr. Weber holds a BS in Engineering from Lamar University and a MS in Engineering from Southern Methodist University.

     There is no family relationship between any director or executive officer of the Company.

ITEM 2.  PROPERTIES

     SEMICONDUCTOR OPERATIONS

     The Company's corporate headquarters and principal semiconductor manufacturing, engineering, research and development, administrative and support facilities are located on an approximately 830 acre site in Boise, Idaho. All facilities have been constructed since 1981 and are owned by the Company. The Company has approximately 1.9 million square feet of building space at this primary site. Of the total, approximately 485 thousand square feet is production space, 669 thousand square feet is facility support space and 787 thousand square feet is office and other space.

     The Company also has a number of other properties including a 599 thousand square foot wafer fabrication facility located on 61 acres in Avezzano, Italy; a 563 thousand square foot assembly and test facility located on 7 acres in Singapore and a 38 thousand square foot module assembly and test facility located on 7 acres in East Kilbride, Scotland. The Avezzano facility is comprised of 110 thousand square feet of production space, 265 thousand square feet of facility support space and 224 thousand square feet of office and other space. The Singapore assembly and test facility is comprised of 209 thousand square feet of production space, 216 thousand square feet of facility support space and 138 thousand square feet of office and other space.

     The Company has an approximate 2 million square foot, partially completed, semiconductor memory manufacturing facility located on 2,400 acres in Lehi, Utah, of which only about 128 thousand square feet had been placed in service to perform test operations as of August 31, 2000. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital.

     In August 2000, the Company sold its 418 thousand square foot facility in Richardson, Texas. During 2000, the Company's only use of this facility was approximately 25 thousand square feet for design engineering. The design engineering operations are being relocated to a smaller, leased facility in Richardson.


     PC OPERATIONS

     The Company's PC operations are primarily based in a number of MEI-owned or leased facilities aggregating approximately 620 thousand square feet located in Nampa, Idaho. Approximately 350 thousand square feet of the Nampa facilities are dedicated to PC manufacturing. Another 97 thousand square feet are used to support the Semiconductor operations' component recovery business. The balance of the Nampa facilities is dedicated to sales, technical support, customer service, administrative functions and warehouse space.


ITEM 3.  LEGAL PROCEEDINGS

         On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Shearman Act; (2) a declaratory judgement (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due, among other reasons, to Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and
(3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company Rambus is seeking monetary damages and injunctive relief. On

September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068.

     (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.")


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET FOR COMMON STOCK

         MTI's common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for MTI's common stock for each quarter of 2000 and 1999, as reported by Bloomberg L.P. Per share prices reflect a two-for-one stock split effected in the form of a stock dividend on May 1, 2000.


                                                   High             Low
                                                   ----             ---
           2000:
                4th quarter...............       $ 96.563        $ 73.375
                3rd quarter...............         73.813          46.625
                2nd quarter...............         50.844          30.063
                1st quarter...............         41.719          30.875
           1999:
                4th quarter...............       $ 37.563        $ 19.000
                3rd quarter...............         30.000          17.500
                2nd quarter...............         39.719          23.438
                1st quarter...............         23.938          12.531

     HOLDERS OF RECORD

         As of October 2, 2000, there were 3,702 shareholders of record of MTI's common stock.

     DIVIDENDS

         MTI did not declare or pay any dividends during 2000 or 1999. Future dividends, if any, will vary depending on MTI's profitability and anticipated capital requirements.


ITEM 6.  SELECTED FINANCIAL DATA

                                                  2000          1999            1998           1997          1996
                                             --------------  ------------  -------------  --------------  ------------
                                                              (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales...................................    $  7,336.3     $  3,764.0    $  3,025.3     $  3,523.2     $  3,653.8
Gross margin................................       3,379.2          813.6         280.4          974.8        1,455.4
Operating income (loss).....................       2,293.3          (47.0)       (516.4)         374.1          940.5
Net income (loss)...........................       1,504.2          (68.9)       (247.1)         315.0          593.5
Diluted earnings (loss) per share...........          2.56          (0.13)        (0.57)          0.72           1.39
Cash dividend declared per share............            --             --            --             --          0.075
Current assets..............................       4,904.4        2,830.0       1,500.9        1,983.4          964.0
Property, plant and equipment, net..........       4,257.6        3,799.6       3,035.3        2,763.9        2,708.1
Total assets................................       9,631.5        6,965.2       4,703.5        4,876.9        3,751.5
Current liabilities.........................       1,647.5          922.0         745.7          753.2          664.5
Long-term debt..............................         933.7        1,527.5         758.8          762.3          314.6
Shareholders' equity........................       6,432.0        3,964.1       2,701.3        2,904.2        2,502.0

     Share and per share amounts reflect a two-for-one stock dividend on May 1, 2000.

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


     THE FOLLOWING DISCUSSION MAY CONTAIN TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS MADE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS MADE IN: "NET SALES" REGARDING THE 128 MEG SDRAM AS THE COMPANY'S PRIMARY PRODUCT IN 2001; "SELLING, GENERAL AND ADMINISTRATIVE" REGARDING INCREASED LEGAL COSTS; "RESEARCH AND DEVELOPMENT" REGARDING THE TRANSITION TO .15(u) AND .13(u) LINE-WIDTH PROCESS TECHNOLOGY; "INCOME TAX PROVISION (BENEFIT)" REGARDING FAVORABLE TAX TREATMENT FROM CERTAIN FOREIGN OPERATIONS; AND "LIQUIDITY AND CAPITAL RESOURCES" REGARDING CAPITAL SPENDING IN 2001. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "CERTAIN FACTORS." THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL PERIODS ENDED AUGUST 31, 2000, SEPTEMBER 2, 1999, OR SEPTEMBER 3, 1998, UNLESS OTHERWISE INDICATED. SHARES AND PER SHARE AMOUNTS FOR ALL PERIODS PRESENTED REFLECT A TWO-FOR-ONE STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND ON MAY 1, 2000. ALL PER SHARE AMOUNTS ARE PRESENTED ON A DILUTED BASIS UNLESS OTHERWISE STATED. ALL 1998 FINANCIAL DATA OF THE COMPANY HAS BEEN RESTATED TO INCLUDE THE RESULTS OF OPERATIONS OF RENDITION, INC., WHICH WAS MERGED WITH THE COMPANY ON SEPTEMBER 11, 1998.

RECENT EVENTS

     On October 17, 2000, MTI and Kobe Steel, Ltd. ("Kobe Steel") announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT Semiconductor Limited ("KMT") for approximately $125 million. MTI currently has a 25% equity interest in KMT. It is anticipated that MTI will assume or repay all of KMT's debt, projected to approximate $325 million at closing. As of September 30, 2000, KMT had total assets approximating $750 million, including property, plant and equipment with a carrying value of approximately $530 million.

     The term sheet anticipates that the parties will enter into a definitive acquisition agreement, subject to standard terms and conditions, including satisfactory due diligence and regulatory approvals. If these conditions are met, the transaction is expected to close in March 2001. There can be no assurance, however, that the pending transaction with Kobe Steel will be consummated. The following discussion regarding the Company's financial condition and results of operations does not reflect the proposed transaction with Kobe Steel.


RESULTS OF OPERATIONS

     The Company is organized into two primary operating segments pursuant to its primary product categories: "Semiconductor operations" and "PC operations." Net sales, operating profit and identifiable assets by reportable segment and net sales by geographic region are reported, under the heading "Operating Segment and Geographic Information" in the "Notes to Consolidated Financial Statements."

                                                   2000                   1999                     1998
                                           -------------------    --------------------      ------------------
                                                        (amounts in millions except per share amounts)
Net sales:
   Semiconductor operations                $ 6,329.7       86 %     $ 2,569.7      68 %     $ 1,421.2      47 %
   PC operations                             1,065.7       15 %       1,239.9      33 %       1,497.6      50 %
   All other                                     0.4        0 %           5.2       0 %         167.3       5 %
   Intersegment                                (59.5)      (1)%         (50.8)     (1)%         (60.8)     (2)%
                                           ---------    ------      ---------   ------      ---------    ------
Consolidated net sales                     $ 7,336.3      100 %     $ 3,764.0     100 %     $ 3,025.3     100 %
                                          ==========                =========               =========

Operating income (loss):
   Semiconductor operations                $ 2,445.6                $    42.8               $  (370.6)
   PC operations                              (145.5)                   (32.3)                 (108.8)
   All other                                    (7.2)                   (58.3)                  (36.9)
   Intersegment                                  0.4                      0.8                    (0.1)
                                           ---------                ---------               ---------
Consolidated operating income (loss)       $ 2,293.3                $   (47.0)              $  (516.4)
                                           =========                =========               =========

Net income (loss)                          $ 1,504.2                $   (68.9)              $  (247.1)
                                           =========                =========               =========

Earnings (loss) per share                  $    2.56                $   (0.13)              $   (0.57)
                                           =========                =========               =========

     Activity in the "All other" segment for 2000 primarily reflects transactions associated with residual assets from the Company's former flat-panel display and radio frequency identification ("RFID") operations which were effectively terminated in 1999. Intersegment sales represent sales between different segments of the Company and are eliminated to arrive at consolidated net sales. Intersegment sales are primarily comprised of sales from the Company's Semiconductor operations segment to the Company's PC operations segment. Intersegment sales for 1998 also include sales between the Company's former contract manufacturing subsidiary and other segments. (See "Notes to Consolidated Financial Statements - Operating Segment and Geographic Information.") Unless otherwise stated, all semiconductor production data reflects production of the Company and its joint ventures.

     NET SALES

     Consolidated net sales increased by 95% comparing 2000 to 1999 and 24% comparing 1999 to 1998, due to increases in net sales from Semiconductor operations, partially offset by decreases in net sales from PC operations.

     Net sales from Semiconductor operations increased 146% for 2000 as compared to 1999, primarily due to a 142% increase in total megabits of semiconductor memory sold and, to a lesser extent, a 3% increase in average selling prices. The Company achieved higher megabit sales through ongoing transitions to successive reduced die size ("shrink") versions of existing memory products, shifts to higher density products and increases in total wafer outs. The increase in wafer outs was primarily due to increased capacity utilization of the Company's international and joint ventures facilities.

     The Company's primary memory product in 2000 and 1999 was the 64 Meg Synchronous DRAM ("SDRAM"), which constituted approximately 47% and 68%, respectively, of net sales for Semiconductor operations. The Company's primary memory product in 1998 was the 16 Meg DRAM (inclusive of both EDO DRAM and SDRAM) which constituted approximately 74% of Semiconductor operations' net sales. The Company's average selling prices for the 64 Meg SDRAM increased by 4% in 2000 from 1999. The 128 Meg SDRAM constituted 26% of net sales for Semiconductor operations in 2000 and is expected to be the Company's primary product in 2001.

     Net sales from Semiconductor operations increased 81% for 1999 as compared to 1998, due primarily to a 187% increase in total megabits of semiconductor memory sold, partially offset by a 37% decline in average selling prices of semiconductor memory products. The Company achieved higher megabit sales through an increase in megabit production as a result of ongoing transitions to successive shrink versions of existing memory products, shifts to higher average density products and, to a lesser extent, additional output from international operations and joint ventures acquired in 1999.

     Net sales from PC operations for 2000 were 14% lower compared to 1999 primarily due to a 13% decrease in overall average selling prices for the Company's PC systems and a decrease in unit sales of PC systems. Average selling prices for desktop systems, which are the PC operations primary product, declined 16% in 2000. Desktop and notebook unit sales decreased by 7% and 21%, respectively, in 2000. Decreased sales of PC systems were partially offset by a $33 million increase in revenue from Internet access and web hosting services in 2000.

     Net sales from PC operations for 1999 were 17% lower compared to 1998 primarily due to a 12% decrease in average selling prices for the Company's PC systems and, to a lesser extent, a 2% decrease in unit sales. The 2% decrease in unit sales in 1999 is primarily attributable to a 3% decrease in sales of desktop systems, which was partially offset by an increase in sales of server systems.

     GROSS MARGIN

                                                  2000      % CHANGE         1999       % CHANGE         1998
                                                --------    ---------      -------      ---------      -------
                                                                     (AMOUNTS IN MILLIONS)
Gross margin                                    $ 3,379.2      315.3%     $  813.6        190.2%      $  280.4
as a % of net sales                                  46.1%                    21.6%                        9.3%

     The increase in overall gross margin for 2000 as compared to 1999 is attributable to Semiconductor operations and is partially offset by a decrease in gross margin for PC operations. The increase in overall gross margin for 1999 compared to 1998 was primarily attributable to Semiconductor operations.

     Gross margin for Semiconductor operations increased by 413% in 2000 as compared to 1999 due to the 142% increase in megabit sales and a higher gross margin percentage. The gross margin percentage for Semiconductor operations increased to 51% in 2000 from 25% in 1999, primarily due to comparative decreases in per megabit manufacturing costs resulting from continued improvements in manufacturing efficiency and, to a lesser extent, a 3% increase in average selling prices. Manufacturing cost improvements were achieved principally through transitions to shrink versions of existing products and shifts to higher average density products.

     Subject to specific terms and conditions, MTI has agreed to purchase all of the products manufactured by two joint venture wafer fabrication facilities:
TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." The JVs supplied in excess of 35% of the total megabits of memory produced by the Company in 2000. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly and based on a discount from MTI's average selling prices. MTI provides certain technology, engineering support and training to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs. The Company realized lower gross margins on sales of JV products than for products manufactured by its wholly-owned facilities in 2000 and 1999.

     The gross margin percentage for Semiconductor operations increased to 25% in 1999 from 6% in 1998 due to decreases in per megabit manufacturing costs resulting from continued improvement in manufacturing efficiency. Manufacturing improvements were achieved principally through shifts to higher average density products and transitions to shrink versions of existing products. Cost reductions from manufacturing improvements were slightly offset by higher per unit manufacturing costs at the Company's international operations and the 37% decrease in average selling prices in 1999 from 1998.

     The gross margin percentage for PC operations decreased to 13% in 2000 from 15% in 1999. The Company continues to experience pricing pressure on its PC systems resulting in the 13% decline in average selling prices. Additionally, gross margin percentage was negatively impacted by a 21% decline in 2000 from 1999 in unit sales of notebooks systems, which typically have higher gross margin percentages than other PC products. Lower overall PC sales in 2000 also adversely affected gross margin.

     The gross margin percentage for PC operations increased to 15% for 1999 from 12% in 1998, primarily due to lower component costs and a change in the sales mix towards higher margin systems, partially offset by a 12% decline in average selling prices.

     SELLING, GENERAL AND ADMINISTRATIVE

                                                  2000      % CHANGE         1999       % CHANGE         1998
                                                --------    ---------      -------      ---------       ------
                                                                     (AMOUNTS IN MILLIONS)
Selling, general and administrative              $  666.5       37.1%     $   486.0         2.1%      $  476.1
as a % of net sales                                   9.1%                     12.9%                      15.7%

     The increase in selling, general and administrative expenses for 2000 as compared to 1999 resulted primarily from increased employee compensation costs. Compensation costs for Semiconductor operations increased in 2000 as a result of higher levels of performance based pay and increased administrative personnel. Compensation costs for PC operations also increased in 2000 as a result of additional personnel associated with several acquired businesses. Additionally, selling, general and administrative costs in 2000 included $25 million for the market value of MEI Common Stock contributed by MTI to the Micron Technology Foundation (the "Foundation"), increased selling costs resulting from higher production volumes in Semiconductor operations and increased legal costs associated with product and process technology rights. The Company expects legal fees to increase over the next several quarters as a result of pending process technology litigation.

     Consolidated selling, general and administrative expenses were relatively flat in 1999 as compared to 1998. Selling, general and administrative expenses associated with Semiconductor operations increased significantly in 1999 as compared to 1998 primarily as a result of $43 million in added expenses associated with international operations acquired in early 1999. Selling, general and administrative expenses for PC operations decreased substantially in 1999 primarily as a result of enhanced operational efficiencies, cost reductions and the sale of 90% of MEI's interest in its contract manufacturing subsidiary in 1998.

     RESEARCH AND DEVELOPMENT

                                                  2000      % CHANGE         1999       % CHANGE         1998
                                                --------    ---------      -------      ---------      -------
                                                                     (AMOUNTS IN MILLIONS)
Research and development                         $  427.5       32.7%     $  322.1         12.5%      $  286.4
as a % of net sales                                   5.8%                     8.6%                        9.5%

     Substantially all the Company's research and development efforts relate to its Semiconductor operations. Research and development expenses vary primarily with personnel costs, the number of development wafers processed and the cost of advanced equipment dedicated to new product and process development. The increase in research and development expenses in 2000 as compared to 1999 is primarily due to an increased number of development wafers processed and higher compensation expenses reflecting higher levels of performance based pay and an increased number of personnel. The Company increased research and development efforts in 2000 to address its expanding number of product offerings. Process technology research and development efforts are focused on .15(u) and .13(u) line-width process technologies, which will enable the Company to transition to next generation products. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 128 Meg SDRAMs and on design and development of the Company's Flash, 256 Meg and 512 Meg SDRAMs, DDR SDRAM and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory, RDRAM, and advanced DRAM technology ("ADT") products. The Company is also developing technology which enables the use of standard memory products and new memory applications.

     In 2000, the Company substantially completed the transition of its manufacturing operations from .21(u) to .18(u) line-width process technology and began its transition to .15(u) line-width process technology for its primary products. The Company expects to continue its transition to .15(u) line-width process technology in 2001. The Company anticipates that it will move to .13(u) line-width process technology in the next few years as needed for the development of future generation semiconductor products.

     OTHER OPERATING EXPENSE (INCOME)

     Other operating income for 2000 includes a pre-tax gain of $42 million on the sale of the Company's facility located in Richardson, Texas and net pre-tax losses of $23 million from the write-down and disposal of other Semiconductor operations equipment.

     Other operating expense for 1999 includes a $15 million charge from the write-down and disposal of flat panel display assets, a loss of $12 million from the write-down and disposal of Semiconductor operations equipment and a $9 million charge resulting from the discontinuation of the Company's RFID efforts.

     Other operating expense for 1998 includes a loss of $14 million from the write-down and disposal of semiconductor manufacturing equipment and charges associated with the Company's PC operations of $11 million resulting from employee termination benefits and consolidation of domestic and international operations.

     GAIN ON INVESTMENTS AND SUBSIDIARY STOCK TRANSACTIONS

     During 2000 MTI recognized a gain of $14 million on its contribution of 2.3 million shares of MEI common stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense for 2000 reflects a charge of $25 million for the market value of the stock contributed.

     In February 1998, MEI sold 90% of its interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. for cash proceeds of $249 million, resulting in a pre-tax gain to the Company of $157 million (approximately $38 million after taxes and minority interests).

     INCOME TAX PROVISION (BENEFIT)

     The effective tax rates for 2000, 1999, and 1998 were 34.4%, 39.3% and 36.0% respectively. The reduction in the effective tax rate for 2000 is principally a result of favorable tax treatment on permanently reinvested earnings from certain of the Company's foreign operations. The Company currently expects to continue to realize favorable tax treatment from certain foreign operations. Nevertheless, taxes on earnings of certain foreign operations and domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from year to year.


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

     SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company by the first quarter of 2001. Given the Company's current business practice, the implementation of SFAS No. 133 is not expected to have a significant impact on the Company's future results of operations or financial position.

     SAB No. 101 summarizes certain views of SEC staff in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of fiscal 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2000, the Company had cash and liquid investments totaling $2.5 billion, representing an increase of $853 million during 2000. The Company's principal source of liquidity during 2000 was net cash flow from operations of $2.1 billion. Property, plant and equipment expenditures of $1.2 billion were the principal use of funds during 2000. In 2000, the Company's receivables and inventory increased by $881 million and $339 million, respectively, as a result of the Company's increased scale of operations and higher levels of production.

     In 2000, the Company's 7.0% convertible subordinated notes due July 2004 were converted into 14.8 million shares of the Company's common stock, thereby reducing long-term debt by $500 million. In addition, on October 10, 2000, the Company's 6.5% convertible subordinated notes due October 2005, with a principal amount outstanding of $740 million, were converted into approximately 24.7 million shares of common stock.

     The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. To this end the Company is considering various capacity expansion programs and capital improvements to its manufacturing facilities including converting some of its operations to 300-millimeter wafer processing. The Company continuously evaluates the financing of these activities and in this regard has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may seek to raise additional funds through issuing debt or equity securities beyond those covered by the existing shelf registration statement. The Company spent approximately $1.4 billion in fiscal 2000 for purchases of equipment and construction and improvement of buildings and expects capital spending to exceed $2 billion in 2001. As of August 31, 2000, the Company had contracts extending into fiscal 2002 of approximately $1.4 billion for equipment purchases and software infrastructure and approximately $111 million for the construction of facilities.

     On October 17, 2000, MTI and Kobe Steel announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT for approximately $125 million. In addition, it is anticipated that MTI will assume or repay all of KMT's debt, projected to approximate $325 million at closing. Assuming satisfaction of all applicable terms and conditions, closing is expected to occur in March 2001. There can be no assurance, however, that the pending transaction with Kobe Steel will be consummated. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Recent Events."

     As of August 31, 2000, approximately $326 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's Semiconductor operations. MEI has a $100 million unsecured credit agreement, expiring June 2001, which contains certain restrictive covenants pertaining to MEI, including certain financial ratios and limitations on the amount of dividends declared or paid by the Company. As of August 31, 2000, MEI had no borrowings outstanding under the agreement.

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


THE VOLATILE NATURE OF THE DRAM INDUSTRY COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS

     The DRAM industry is highly volatile. Due to the commodity nature of DRAM products, when the supply of DRAM products exceeds the demand for such products, average selling prices for DRAM products decline, sometimes rapidly. In the past, our operating results and cash flows have been adversely affected by:

        -  excess worldwide DRAM supply, and

        -  declines in average selling prices for DRAM products.

WE HAVE EXPERIENCED DRAMATIC DECLINES IN AVERAGE SELLING PRICES FOR OUR MEMORY PRODUCTS WHICH HAVE ADVERSELY AFFECTED OUR BUSINESS

     Although average per megabit selling prices for memory products increased 3% in 2000, they have decreased approximately 30% per year on a long-term basis. Further, we have experienced significant fluctuations in average selling prices. These fluctuations include periods when decreases exceeded the long-term 30% rate for several consecutive years as shown in following chart:

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

     We are unable to predict pricing conditions for any future period. If average selling prices for our memory products decrease faster than we can decrease per megabit manufacturing costs, our results of operations, cash flows and financial condition would be adversely affected.

INCREASED WORLDWIDE DRAM PRODUCTION COULD LEAD TO FURTHER DECLINES IN AVERAGE SELLING PRICES FOR DRAM

     We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps. These improvements increase worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture semiconductors in facilities that process 300-millimeter ("300mm") wafers as opposed to the current industry standard 200mm wafers. 300mm wafers have approximately 130% greater usable surface area than 200mm wafers and their widespread use in the industry, which is expected to occur within the next two to five years, will lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM capacity expansion, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to DRAM production. We are currently evaluating several capacity expansion programs for our various fabrication facilities. Increases in worldwide supply of DRAM could lead to further declines in average selling prices for our products and adversely affect our results of operations and cash flows.

WE ARE DEPENDENT ON THE PERSONAL COMPUTER ("PC") MARKET AS MOST OF THE MEMORY PRODUCTS WE SELL ARE USED IN PCS OR PERIPHERALS. IF EITHER THE GROWTH RATE OF PCS SOLD OR THE AMOUNT OF MEMORY INCLUDED IN EACH PC DECREASES, SALES OF OUR MEMORY PRODUCTS COULD DECREASE

     We sold most of our memory products to PC or peripheral markets in 2000. DRAMs are the most widely used semiconductor memory component in PCs. Industry forecasts indicate that the amount of memory included in each PC will remain relatively stable in 2001. If either the growth rate of PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease.

IF ANY ONE OF OUR MAJOR PC ORIGINAL EQUIPMENT MANUFACTURER ("OEM") CUSTOMERS SIGNIFICANTLY REDUCES ITS PURCHASES OF DRAM FROM US, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We supply several major PC OEMs with more than 30% of their memory requirements. Sales to two of our PC OEM customers approximated 30% of our Semiconductor operation's net sales in 2000. If any one of our major PC OEM customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

IF OUR SUPPLY OF MEMORY PRODUCTS FROM OUR JOINT VENTURES IS INTERRUPTED, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     We participate in two joint ventures that currently supply us with in excess of 35% of our total megabits of memory produced. We have agreements to purchase all of the production from the joint ventures subject to specific terms and conditions. The joint ventures have historically required and presently are required to seek additional financing to fund their ongoing operations and transition to next generation technologies. Our source of supply may be interrupted if either joint venture is unable to repay or refinance existing debt or obtain required incremental financing. In addition, our supply from each joint venture may be interrupted if the joint venture's operations experience a disruption in its manufacturing process. Any reduction in supply could adversely affect our results of operations and cash flows.

IF WE ARE UNABLE TO MAKE ADEQUATE CAPITAL INVESTMENTS, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We must make substantial capital investments to convert manufacturing operations to 300mm wafer processing over the next several years. We made $1.4 billion in capital investments in 2000 and currently estimate that such investments will exceed $2 billion in 2001. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

IF WE ARE UNABLE TO REDUCE PER MEGABIT MANUFACTURING COSTS OF OUR MEMORY PRODUCTS AT AN ACCEPTABLE RATE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     To reduce per megabit manufacturing costs we must:

        -  design and develop new generation products,

        -  reduce the die size of our existing products, and

        - increase the production of these products at acceptable rates to acceptable yields.

If these efforts are unsuccessful, we may be unable to sufficiently reduce per megabit manufacturing costs and our results of operations and cash flows could be adversely affected.

IF OUR MANUFACTURING PROCESS IS INTERRUPTED, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We manufacture products using highly complex processes that require advanced and costly equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time or cost-effectively. Additionally, if production at a fabrication facility is interrupted, we may be unable to meet demand and customers may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

OUR TRANSITION TO HIGHER BANDWIDTH PRODUCTS MAY ADVERSELY AFFECT OUR MANUFACTURING EFFICIENCY

     The semiconductor memory industry is currently transitioning to higher bandwidth products, including Double Data Rate Synchronous DRAM ("DDR SDRAM") and direct Rambus-Registered Trademark- DRAM ("RDRAM-Registered Trademark-"). We may have trouble achieving the same manufacturing efficiencies in higher bandwidth products as other memory products. Our transition to higher bandwidth products may adversely impact our:

        -  productivity levels,

        -  die per wafer yields,

        -  backend assembly, and

        -  test equipment requirements.

Our transition to higher bandwidth products could increase per megabit production costs and we may not achieve our historical rate of cost per megabit reductions.

WE INCREASED MEGABIT PRODUCTION IN RECENT YEARS THROUGH IMPROVEMENT TO OUR MANUFACTURING PROCESS, BUT WE MAY NOT BE ABLE TO INCREASE PRODUCTION AT THE SAME RATE IN THE FUTURE

     In recent years, we have increased our megabit production through improvements in our manufacturing processes, including reducing the die size of our existing products. As a result, we have decreased per megabit production costs and significantly increased our megabit production. However, we may not be able to increase megabit production at historical rates in the future. Our ability to increase megabit production in future periods may be limited because of the following factors:

        - our substantial completion of product and process technology upgrades in our international and JV facilities;

        -  our commitment of more wafer starts to our Flash and SRAM products;

        - our manufacturing yields may decrease as we implement more complex technologies; or

        - our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes.

AN ADVERSE DETERMINATION THAT OUR PRODUCTS AND PROCESSES INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD ADVERSELY AFFECT OUR BUSINESS RESULTS OF OPERATION AND FINANCIAL CONDITION

     Occasionally, others have asserted, and may in the future assert, that our products or our processes infringe their product or process technology rights. In this regard, we are is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and us are pending in the United States, Germany, France, the United Kingdom and Italy. We also have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic royalty payments. We may also need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on terms acceptable to us. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

IF WE ARE NOT ABLE TO PURCHASE TECHNOLOGICALLY-ADVANCED SEMICONDUCTOR MANUFACTURING EQUIPMENT, OUR RESULTS OF OPERATIONS COULD BE HARMED

     Our semiconductor manufacturing operations require highly advanced, complex, and costly semiconductor equipment. If we want to continue to be a low-cost producer of semiconductor memory products, we will need to be able to replace obsolete equipment and purchase the most technologically-advanced semiconductor manufacturing equipment. However, there are only a limited number of suppliers capable of providing this critical equipment. We will compete with other semiconductor manufacturers for the supply of this advanced manufacturing equipment, and recent market conditions have reduced availability of this equipment. Additionally, the expected industry-wide conversion to 300mm wafer manufacturing over the next several years could also limit the availability of semiconductor equipment, as equipment suppliers are just beginning to produce 300mm equipment in volume. Equipment shortages have occurred from time to time in the past and lead times for ordering new equipment are typically 12 to 18 months. We will need to place orders for new equipment several months in advance to ensure timely delivery, which may limit our ability to alter plans in response to changes in market conditions. Our supply of new equipment could be significantly delayed if any shortages occur. Any equipment delays could limit our ability to use the most cost-effective processes and limit our ability to expand our capacity.

INTERRUPTIONS IN OUR SUPPLY OF RAW MATERIALS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Our Semiconductor operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials, however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors, including increases in worldwide semiconductor manufacturing, could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. Raw materials shortages have not interrupted our operations in the past. Nevertheless, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is interrupted or our lead times extended, our results of operations could be adversely affected.

IF WE ARE UNABLE TO RETAIN EXISTING KEY EMPLOYEES OR HIRE QUALIFIED NEW EMPLOYEES, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED

     We depend on a limited number of key management and technical personnel. Our future success depends in part on our ability to attract and retain highly qualified personnel in our worldwide operations, particularly as we add different product types. Competition for skilled management and technical employees is intense within our industry. Other employers have increased recruitment of our existing personnel.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     International sales approximated 39% of our consolidated net sales in 2000. We expect international sales to continue to increase. In addition, we support manufacturing operations in Italy, Singapore, Japan and Scotland. Our international sales and international operations are subject to a variety of risks, including:

        - currency fluctuations, export duties, changes to import and export regulations and restrictions on the transfer of funds,

        -  employee turnover and labor unrest,

        - longer payment cycles and greater difficulty in collecting accounts receivable,

        -  compliance with a variety of international laws, and

        -  political and economic instability.

These factors may adversely impact our business, results of operations and financial condition.

IF AVERAGE SELLING PRICES OF MEMORY PRODUCTS DECLINE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO FUND OUR OPERATIONS

     Historically we have invested substantially all cash flow from Semiconductor operations in capacity expansion and enhancement programs. Our cash flow from operations depends primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. If average selling prices decline at a faster rate than our per megabit manufacturing costs, we may not be able to generate sufficient cash flows to sustain our operations. We may be unable to obtain other external sources of liquidity to fund our operations or efforts to enhance our capacity and product and process technology. Without additional financing, we may be unable to invest sufficiently in capacity expansion and enhancement programs, which could materially adversely affect our business, results of operations and financial condition.

IF WE FAIL TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR MEMORY INDUSTRY, OUR RESULTS OF OPERATIONS AND CASH FLOWS WOULD BE ADVERSELY AFFECTED

     The semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Hitachi, Ltd., Hyundai Electronics Industries Co., Ltd., Infineon Technologies AG., NEC Corporation and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. In addition, a number of these competitors have historically been able to introduce new products before we have. Consolidations in the semiconductor memory industry could weaken our position against competitors. If we fail to compete effectively, our results of operations and cash flows would be adversely affected.

PRODUCTS THAT DO NOT MEET SPECIFICATIONS OR THAT CONTAIN, OR ARE RUMORED TO CONTAIN, DEFECTS OR THAT ARE OTHERWISE INCOMPATIBLE WITH END USES COULD IMPOSE SIGNIFICANT COSTS ON US OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects, or are otherwise incompatible with end uses. If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in one or both of the following ways:

        - we may need to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product.

        - we may encounter adverse publicity, which could cause a decrease in sales of our products.

IF OUR SUBSIDIARY, MICRON ELECTRONICS, INC., FAILS TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE PC AND E-SERVICES INDUSTRY, OUR CONSOLIDATED RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     Our results of operations are affected by, Micron Electronics, Inc. ("MEI"), our 61% owned subsidiary. In 2000, we reduced our ownership in MEI from 63% to 61% through contributions to the Micron Technology Foundation. We anticipate that we will further reduce our ownership share in MEI through contributions to the Foundation. MEI is a publicly traded PC and e-services business. MEI's results of operations, and the resulting effect upon our consolidated results of operations, are linked to MEI's ability to compete effectively in the PC and e-services markets. MEI's success depends on its ability to:

        - accurately forecast technology trends, design and introduce new PC products and correctly identify demand for such products,

        - effectively manage materials and finished goods inventories, manufacturing constraints, and component costs,

        - effectively market PC products directly to end customers and gain market share, and

        - identify value added e-services solutions, build an e-services infrastructure to deliver such solutions and generate e-services customers at acceptable margins.

If MEI fails to compete effectively in the PC and e-services industry, our consolidated results of operations could be adversely affected.

ONE OF OUR SHAREHOLDERS OWNS A LARGE PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR ABILITY TO RAISE ADDITIONAL CAPITAL

     As of October 10, 2000, Texas Instruments Incorporated held approximately
57.0 million shares of common stock, representing approximately 10% of our outstanding common stock. This amount includes approximately 24.7 million shares of common stock issuable to Texas Instruments as a result of the conversion of notes on October 10, 2000. We have not registered these shares with the Securities and Exchange Commission, and Texas Instruments has registration rights with respect to this common stock. Our ability to raise additional capital in the equity market may be affected by the number of shares held by Texas Instruments.

IF WE ARE UNABLE TO SUCCESSFULLY TRANSITION OUR SEMICONDUCTOR OPERATIONS TO 300MM WAFER MANUFACTURING PROCESSES, THE RESULTS OF OUR OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at only a slightly higher cost for each wafer, resulting in substantially reduced costs for each die. Several of our competitors have announced intentions to shift part or all of their memory manufacturing operations to 300mm wafers in the near future. Some of these competitors have established pilot 300mm wafer lines. If these competitors are able to transition operations to 300mm wafers before us, we could be at a cost disadvantage. Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to raise funds. We may also experience disruptions in manufacturing operations and reduced yields during our initial transition stage to larger wafer sizes. If we are unable to successfully transition to 300mm wafer processing, our results of operations and cash flows could be harmed.

THE DRAM MARKET IS EXPECTED TO UNDERGO CONSIDERABLE MARKET SEGMENTATION IN THE NEAR FUTURE. IF WE FAIL TO ACCURATELY PREDICT AND MEET MARKET DEMAND FOR VARIOUS PRODUCTS, THE RESULTS OF OUR OPERATIONS AND CASH FLOWS COULD BE HARMED

     The DRAM market in the past has been characterized by production of large volumes of one dominant part type with the lowest possible megabit cost. We expect the DRAM market to partially transition its focus from the production of one dominant part type to a market with several different part types based on a variety of new technologies. These new technologies include PC133 SDRAM, Double Data Rate (DDR) DRAM, and Rambus-Registered Trademark-DRAM. We also expect to support a larger number of product densities in the future. This segmentation of the DRAM market is expected to continue in future periods, as our memory products are used in a wide variety of different products. If we are to maintain our large market share with major OEM customers we must offer a broader range of products to meet the memory requirements of these OEMs. It takes several months, or even years, to develop and qualify new products. If we are unable to accurately predict the demand for new products or the technologies on which these new products are based, our results of operations and cash flows could be adversely affected given the long lead times associated with product development.

NEW TECHNOLOGIES COULD AFFECT DEMAND FOR OUR SEMICONDUCTOR MEMORY PRODUCTS AND HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS AND CASH FLOWS

     We and our competitors need to spend substantial resources to develop new semiconductor memory technologies. If our competitors introduce new products and processes before us, demand for our products could decrease and our results of operations could be harmed. We expect our competitors will continue to develop new products and processes in the future. While we will continue to invest substantially in our own research and development efforts, we cannot guarantee that our new products and processes will be competitive.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company's investments mature within one year. The carrying value of the Company's long-term debt was $1.6 billion at September 2, 1999, and $1.0 billion at August 31, 2000, and was further reduced by the conversion of the Company's 6.5% Convertible Notes, with a principal amount outstanding of $740 million, on October 10, 2000. The Company held aggregate cash and other assets in foreign currency valued at approximately US $97 million as of August 31, 2000 and US $58 million as of September 2, 1999. The Company also held aggregate foreign currency payables valued at approximately US $157 million as of August 31, 2000 and US $129 million as of September 2, 1999 (including long-term liabilities denominated in Euros valued at approximately US $16 million and US $18 million, respectively). Foreign currency receivables and payables are comprised primarily of Euros, British Pounds, Singapore Dollars and Japanese Yen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----
Consolidated Financial Statements as of August 31, 2000, and September 2, 1999,
and for fiscal years ended August 31, 2000, September 2, 1999, and September 3,
1998:

   Consolidated Statements of Operations................................................................    30

   Consolidated Balance Sheets..........................................................................    31

   Consolidated Statements of Shareholders' Equity......................................................    32

   Consolidated Statements of Cash Flows................................................................    33

   Consolidated Statements of Comprehensive Income (Loss)...............................................    34

   Notes to Consolidated Financial Statements...........................................................    35

   Report of Independent Accountants....................................................................    53

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended August 31, 2000,
September 2, 1999, and September 3, 1998................................................................    59

                             MICRON TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in millions except per share amounts)

                                                                     AUGUST 31,      SEPTEMBER 2,     SEPTEMBER 3,
FOR THE YEAR ENDED                                                     2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Net sales...................................................      $  7,336.3        $  3,764.0        $  3,025.3
Costs and expenses:
      Cost of goods sold....................................         3,957.1           2,950.4           2,744.9
      Selling, general and administrative...................           666.5             486.0             476.1
      Research and development..............................           427.5             322.1             286.4
      Other operating expense (income), net.................            (8.1)             52.5              34.3
                                                                  ----------        ----------        ----------
         Total costs and expenses...........................         5,043.0           3,811.0           3,541.7
                                                                  ----------        ----------        ----------

Operating income (loss).....................................         2,293.3             (47.0)           (516.4)
Gain (loss) on investments and subsidiary stock
   transactions, net........................................            14.2              (0.1)            157.0
Gain on issuance of subsidiary stock, net...................             1.0               2.1               1.3
Interest income.............................................           112.7              83.6              49.7
Interest expense............................................          (104.2)           (130.1)            (50.5)
                                                                  ----------        ----------        ----------
Income (loss) before income taxes and minority
   interests................................................         2,317.0             (91.5)           (358.9)

Income tax (provision) benefit..............................          (796.7)             36.0             129.1
Minority interests in net income............................           (16.1)            (13.4)            (17.3)
                                                                  ----------        ----------        ----------
Net income (loss)...........................................      $  1,504.2        $    (68.9)       $   (247.1)
                                                                  ==========        ==========        ==========

Earnings (loss) per share:
      Basic  ...............................................      $     2.73        $    (0.13)       $    (0.57)
      Diluted...............................................            2.56             (0.13)            (0.57)
Number of shares used in per share calculation:
      Basic  ...............................................           550.9             521.5             431.2
      Diluted...............................................           605.4             521.5             431.2



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in millions except par value amounts)


                                                                                  AUGUST 31,          SEPTEMBER 2,
AS OF                                                                               2000                 1999
--------------------------------------------------------------------------------------------------------------------
                                 ASSETS

Cash and equivalents.....................................................         $    701.7           $    294.6
Liquid investments.......................................................            1,764.7              1,318.9
Receivables  ............................................................            1,573.7                692.6
Inventories  ............................................................              704.8                365.7
Prepaid expenses.........................................................               22.4                 38.3
Deferred income taxes....................................................              137.1                119.9
                                                                                  ----------           ----------
     Total current assets................................................            4,904.4              2,830.0
Product and process technology, net......................................              213.0                212.6
Property, plant and equipment, net.......................................            4,257.6              3,799.6
Other assets ............................................................              256.5                123.0
                                                                                  ----------           ----------
          Total assets...................................................         $  9,631.5           $  6,965.2
                                                                                  ==========           ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses....................................         $  1,465.8           $    705.4
Deferred income..........................................................               87.9                 23.4
Equipment purchase contracts.............................................               45.9                 81.5
Current portion of long-term debt........................................               47.9                111.7
                                                                                  ----------           ----------
     Total current liabilities...........................................            1,647.5                922.0
Long-term debt...........................................................              933.7              1,527.5
Deferred income taxes....................................................              333.5                309.1
Other liabilities........................................................               85.5                 74.2
                                                                                  ----------           ----------
          Total liabilities..............................................            3,000.2              2,832.8
                                                                                  ----------           ----------

Commitments and contingencies

Minority interests.......................................................              199.3                168.3
                                                                                  ----------           ----------

Common stock, $0.10 par value, authorized 1.0 billion shares, issued
   and outstanding 567.3 million and 252.2 million shares, respectively..               56.7                 25.2
Class A common stock, $0.10 par value, authorized 32 million shares,
   issued and outstanding 0.0 and 15.8 million shares, respectively......                 --                  1.6
Additional capital.......................................................            2,824.2              1,894.0
Retained earnings........................................................            3,549.6              2,045.4
Accumulated other comprehensive income (loss)............................                1.5                 (2.1)
                                                                                  ----------           ----------
     Total shareholders' equity..........................................            6,432.0              3,964.1
                                                                                  ----------           ----------
          Total liabilities and shareholders' equity.....................         $  9,631.5           $  6,965.2
                                                                                  ==========           ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (Amounts in millions)


FOR THE YEAR ENDED                            AUGUST 31, 2000           SEPTEMBER 2, 1999         SEPTEMBER 3, 1998
------------------------------------------------------------------------------------------------------------------------

                                               SHARES   AMOUNT           SHARES  AMOUNT            SHARES   AMOUNT
                                               ------   ------           ------  ------            ------   ------
 COMMON STOCK
 Balance at beginning of year.........         252.2   $    25.2         217.1   $    21.7         214.5   $    21.4
 Stock split..........................         266.4        26.6            --          --            --          --
 Conversion of Class A to common......          31.6         3.2            --          --            --          --
 Stock issued under stock plans.......           9.7         1.0           6.2         0.6           1.6         0.2
 Conversion of note to stock..........           7.4         0.7            --          --            --          --
 Stock issued in conjunction with
   mergers and acquisitions...........            --          --          28.9         2.9           1.0         0.1
                                              ------   ---------        ------   ---------        ------   ---------
 Balance at end of year...............         567.3   $    56.7         252.2   $    25.2         217.1   $    21.7
                                              ======   =========         =====   =========        ======   =========

 CLASS A COMMON STOCK
 Balance at beginning of year.........          15.8   $     1.6            --   $      --            --   $      --
 Conversion of Class A to common......         (15.8)       (1.6)           --          --            --          --
 Stock issued to Intel................            --          --          15.8         1.6            --          --
                                              ------   ---------        ------   ---------        ------   ---------
 Balance at end of year...............            --   $      --          15.8   $     1.6            --   $      --
                                              ======   =========        ======   =========        ======   =========

 ADDITIONAL CAPITAL
 Balance at beginning of year.........                 $ 1,894.0                 $   565.4                 $   521.9
 Conversion of note to stock..........                     497.9                        --                        --
 Stock issued under stock plans.......                     256.7                     121.8                      20.5
 Tax effect of stock purchase plans...                     205.1                      54.9                       5.2
 Stock split..........................                     (28.2)                       --                        --
 Stock issued in conjunction  with
   mergers and acquisitions...........                        --                     653.5                      17.8
 Stock issued to Intel................                        --                     498.4                        --
 Other................................                      (1.3)                       --                        --
                                                       ---------                 ---------                 ---------
 Balance at end of year...............                 $ 2,824.2                 $ 1,894.0                 $   565.4
                                                       =========                 =========                 =========

 RETAINED EARNINGS
 Balance at beginning of year.........                 $ 2,045.4                 $ 2,114.3                 $ 2,361.4
 Net income (loss)....................                   1,504.2                     (68.9)                   (247.1)
                                                       ---------                 ---------                 ---------
 Balance at end of year...............                 $ 3,549.6                 $ 2,045.4                 $ 2,114.3
                                                       =========                 =========                 =========

 ACCUMULATED OTHER COMPREHENSIVE
   INCOME (LOSS)
 Balance at beginning of year.........                 $    (2.1)                $    (0.1)                $    (0.5)
 Unrealized gain (loss) on investments                       3.6                      (2.0)                       --
 Foreign currency translation.........                        --                        --                       0.4
                                                       ---------                 ---------                 ---------
 Balance at end of year...............                 $     1.5                 $    (2.1)                $    (0.1)
                                                       =========                 =========                 =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)

                                                                         AUGUST 31,    SEPTEMBER 2,    SEPTEMBER 3,
FOR THE YEAR ENDED                                                           2000          1999            1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................................................    $ 1,504.2      $   (68.9)      $  (247.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization......................................        994.3          843.3           606.6
   Gain on investments and subsidiary stock transactions, net.........        (14.2)           0.1          (157.0)
   Additional paid in capital tax effect from stock purchase plans....        205.1           54.9             5.2
   Change in assets and liabilities, net of effects of sale of MCMS in 1998 and acquisitions:
      Increase in receivables, net of noncash reclassifications.......       (825.8)         (98.9)          (73.8)
      Decrease (increase) in inventories..............................       (339.1)         (42.8)          140.0
      Increase (decrease) in accounts payable and accrued expenses,
         net of plant and equipment purchases.........................        604.0          142.4           (86.1)
   Other..............................................................        (60.2)          17.8           (22.4)
                                                                          ---------      ---------       ---------
Net cash provided by operating activities.............................      2,068.3          847.9           165.4

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment........................     (1,188.2)        (803.9)         (707.1)
Purchase of available-for-sale securities.............................     (2,504.7)      (2,683.4)         (601.1)
Proceeds from maturities of available-for-sale securities.............      2,027.0        1,437.5           892.5
Proceeds from sales of available-for-sale securities..................        100.1          154.1            23.6
Purchase of held-to-maturity securities...............................       (245.9)        (205.3)          (52.5)
Proceeds from maturities of held-to-maturity securities...............        260.7           98.4            34.0
Proceeds from sale of subsidiary stock, net of MCMS cash..............           --             --           235.9
Proceeds from sale of equipment.......................................        151.2           41.2            33.4
Other ................................................................       (122.9)         (66.6)          (24.8)
                                                                          ---------      ---------       ---------
Net cash used for investing activities................................     (1,522.7)      (2,028.0)         (166.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock................................        244.0          617.2            20.6
Payments on equipment purchase contracts..............................       (210.7)        (302.9)          (63.5)
Repayments of debt....................................................       (177.7)        (106.7)         (125.7)
Cash received in conjunction with Acquisition.........................           --          681.1              --
Proceeds from issuance of debt........................................          2.0           34.0           102.9
Other ................................................................          3.9           (6.8)            3.7
                                                                          ---------      ---------       ---------
Net cash provided by (used for) financing activities..................       (138.5)         915.9           (62.0)
                                                                          ---------      ---------       ---------
Net increase (decrease) in cash and equivalents.......................        407.1         (264.2)          (62.7)
Cash and equivalents at beginning of year.............................        294.6          558.8           621.5
                                                                          ---------      ---------       ---------

Cash and equivalents at end of year...................................    $   701.7      $   294.6       $   558.8
                                                                          =========      =========       =========

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net.....................................    $  (207.9)     $   185.6       $   (21.7)
Interest paid, net of amounts capitalized.............................        (89.3)         (90.2)          (59.9)
Noncash investing and financing activities:
   Equipment acquisitions on contracts payable and capital leases.....        177.0          219.3           212.6
   Net conversion of notes to equity..................................        498.6             --              --
Cash received in conjunction with Acquisition:
   Fair value of assets acquired......................................    $      --      $   949.3       $      --
   Liabilities assumed................................................           --         (138.0)             --
   Debt issued........................................................           --         (836.0)             --
   Stock issued.......................................................           --         (656.4)             --
                                                                          ---------      ---------       ---------
                                                                          $      --      $  (681.1)      $      --
                                                                          =========      =========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                              (Amounts in millions)

                                                                         AUGUST 31,    SEPTEMBER 2,    SEPTEMBER 3,
FOR THE YEAR ENDED                                                           2000          1999            1998
----------------------------------------------------------------------------------------------------------------------
Net income (loss).....................................................    $ 1,504.2      $   (68.9)      $  (247.1)
Unrealized gain (loss) in investments.................................          3.6           (2.0)             --
Foreign currency translation adjustment...............................           --             --             0.4
                                                                          ---------      ---------       ---------
   Total comprehensive income (loss)..................................    $ 1,507.8      $   (70.9)      $  (246.7)
                                                                          =========      =========       =========







          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All tabular amounts in millions except per share
                                    amounts)

SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products and personal computer ("PC") systems. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." The Company's PC operations are conducted by Micron Electronics, Inc. ("MEI"), a 61% owned, publicly-traded subsidiary of MTI. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31. The fiscal years ended August 31, 2000, and September 2, 1999, contained 52 weeks compared to 53 weeks in the fiscal year ended September 3, 1998.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     REVENUE RECOGNITION: Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to distributors, which allow certain rights of return and price protection, until distributors have sold the products. Net sales include PC operations revenue from web-hosting and other internet services, service and support contracts and sales of third party service contracts. Revenue from web-hosting and other internet services is recognized as the services are performed. Revenue from service and support contracts for which the Company is primarily obligated is recognized over the term of the contract. Revenue from sales of third party service contracts for which the Company is not obligated is recognized at the time of sale.

     EARNINGS (LOSS) PER SHARE: Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share incorporates the additional shares issued from the assumed exercise of outstanding stock options using the "treasury stock" method and conversion of convertible debentures using the "if-converted" method, when dilutive. Additional shares from the assumed conversion of convertible debentures are excluded from earnings per share calculations when conversion would be antidilutive.

     FINANCIAL INSTRUMENTS: Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts are considered to be reasonable approximations of their fair values. The fair value of the Company's long-term debt as of August 31, 2000, and September 2, 1999, approximated $1.0 billion and $1.6 billion, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration expenses that could be incurred in an actual settlement.

     CERTAIN CONCENTRATIONS: Approximately 82% of the Company's sales of semiconductor memory products for fiscal 2000 were to the PC or peripheral markets. Certain components used by the Company in manufacturing semiconductor memory products and PC systems are purchased from a limited number of suppliers.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, liquid investments and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the computer, telecommunications and networking industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses on receivables.

     INVENTORIES: Inventories are stated at the lower of average cost or market. Cost includes labor, material and overhead costs, including product and process technology costs.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books and the net gain or loss is included in the determination of income.

     The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2000, 1999 and 1998, the Company capitalized interest costs of $6.6 million, $2.2 million and $15.5 million, respectively, in connection with various capital expansion projects.

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

     PRODUCT AND PROCESS TECHNOLOGY: Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years. The Company has license agreements that allow it to manufacture and sell semiconductor memory devices, PC hardware and software.

     SUBSIDIARY STOCK SALES: Gains and losses on issuance of stock by a subsidiary are recognized in the Company's results of operations.

     ADVERTISING: Advertising costs are charged to operations as incurred. The Company incurred $66.7 million, $41.3 million and $70.8 million of advertising costs in 2000, 1999 and 1998, respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. Implementation of SFAS No. 133 is required for the Company in the first quarter of 2001. Given the Company's current business practice, the implementation of SFAS 133 is not expected to have a significant impact on the Company's future results of operations or financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Implementation of SAB No. 101 is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations.

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

     RESTATEMENTS AND RECLASSIFICATIONS: On March 29, 2000, the Company's Board of Directors announced a 2-for-1 stock split effected in the form of a stock dividend to shareholders of record as of April 18, 2000. The Company's par value of $0.10 remained unchanged. Historical share and per share amounts have been restated to reflect retroactively the stock split, except for the historical share amounts in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. Certain other reclassifications have been made, none of which affected the results of operations, to present the financial statements on a consistent basis.


SUPPLEMENTAL BALANCE SHEET INFORMATION                                                    8/31/00         9/2/99
---------------------------------------------------------------------------------------------------------------------
LIQUID INVESTMENTS
---------------------------------------------------------------------------------------------------------------------
            AVAILABLE-FOR-SALE SECURITIES:
               Commercial paper........................................................   $   991.2      $   636.0
               U.S. Government agency..................................................       456.7          279.7
               Certificates of deposit.................................................       394.0          220.7
               Other...................................................................        21.0           48.0
                                                                                          ---------      ---------
                                                                                            1,862.9        1,184.4
            HELD-TO-MATURITY SECURITIES:
               Commercial paper........................................................       128.8          115.6
               State and local governments.............................................        62.1           80.8
               U.S. Government agency..................................................        96.0          109.8
                                                                                          ---------      ---------
                                                                                              286.9          306.2
            TRADING SECURITIES:
               U.S. Government agency..................................................        24.0             --
               Commercial paper........................................................        18.9             --
               Other...................................................................        17.1             --
                                                                                          ---------      ---------
                                                                                               60.0             --

            Total investments..........................................................     2,209.8        1,490.6
            Less cash equivalents......................................................      (445.1)        (171.7)
                                                                                          ---------      ---------
                                                                                          $ 1,764.7      $ 1,318.9
                                                                                          =========      =========

     Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale or trading are stated at current market value. Securities classified as held-to-maturity are stated at amortized cost. As of August 31, 2000, $1.7 billion of total liquid investments mature within one year and $35.0 million mature beyond 1 year and within 3 years.

RECEIVABLES
-------------------------------------------------------------------------------------------------------------------
            Trade receivables..........................................................   $ 1,354.2      $   542.4
            Receivables from joint ventures............................................        79.4           39.7
            Taxes receivable other than income.........................................        72.3           13.3
            Interest receivable........................................................        18.9           16.5
            Income taxes receivable....................................................         6.6          100.8
            Other......................................................................        80.9           27.9
            Allowance for returns and discounts........................................       (19.9)         (38.2)
            Allowance for doubtful accounts............................................       (18.7)          (9.8)
                                                                                          ---------      ---------
                                                                                          $ 1,573.7      $   692.6
                                                                                          =========      =========

INVENTORIES
-------------------------------------------------------------------------------------------------------------------

            Finished goods.............................................................   $   290.0      $   136.3
            Work in progress...........................................................       331.1          173.6
            Raw materials and supplies.................................................        96.3           71.5
            Allowance for obsolescence.................................................       (12.6)         (15.7)
                                                                                          ---------      ---------
                                                                                          $   704.8      $   365.7
                                                                                          =========      =========

SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)                                        8/31/00         9/2/99
---------------------------------------------------------------------------------------------------------------------
PRODUCT AND PROCESS TECHNOLOGY
---------------------------------------------------------------------------------------------------------------------
            Product and process technology, at cost....................................   $   366.6      $   325.2
            Less accumulated amortization..............................................      (153.6)        (112.6)
                                                                                          ---------      ---------
                                                                                          $   213.0      $   212.6
                                                                                          =========      =========

     Amortization of product and process technology costs was $41.7 million in 2000, $37.6 million in 1999 and $23.1 million in 1998.

PROPERTY, PLANT AND EQUIPMENT
---------------------------------------------------------------------------------------------------------------------
            Land                                                                          $    46.3      $    42.2
            Buildings..................................................................     1,360.6        1,172.4
            Equipment..................................................................     4,851.1        3,989.0
            Construction in progress...................................................       627.4          726.0
            Software...................................................................       200.7           85.4
                                                                                          ---------      ---------
                                                                                            7,086.1        6,015.0
            Less accumulated depreciation and amortization.............................    (2,828.5)      (2,215.4)
                                                                                          ---------      ---------
                                                                                          $ 4,257.6      $ 3,799.6
                                                                                          =========      =========

     As of August 31, 2000, property, plant and equipment included unamortized costs of $896.2 million for the semiconductor memory manufacturing facility in Lehi, Utah, of which $548.2 million has not been placed in service and is not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of August 31, 2000, determined there was no impairment.

     Depreciation expense was $921.4 million, $767.4 million and $569.7 million for 2000, 1999 and 1998, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
---------------------------------------------------------------------------------------------------------------------
            Accounts payable...........................................................   $   732.5      $   453.1
            Income taxes payable.......................................................       288.2           13.7
            Salaries, wages and benefits...............................................       236.6           95.4
            Taxes payable other than income............................................        98.5           33.4
            Interest payable...........................................................        27.6           33.9
            Product and process technology payable.....................................        22.8           24.0
            Other......................................................................        59.6           51.9
                                                                                          ---------      ---------
                                                                                          $ 1,465.8      $   705.4
                                                                                          =========      =========

DEBT
---------------------------------------------------------------------------------------------------------------------
       Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized discount of $56.2 million and
            $64.8 million, respectively................................................
                                                                                            $ 683.8      $   675.2
       Convertible subordinated notes payable, due July 2004, interest rate of 7%......          --          500.0
       Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $33.3 million and
            $38.1 million, respectively................................................       176.7          171.9
       Notes payable due in periodic installments through July 2015, weighted average
            interest rate of 7.26% and 7.37%, respectively.............................        94.5          259.0
       Capitalized lease obligations payable due in monthly installments through
            August 2004, weighted average interest rate of 7.76% and 7.52%,
            respectively...............................................................        26.6           33.1
                                                                                          ---------      ---------
                                                                                              981.6        1,639.2
       Less current portion............................................................       (47.9)        (111.7)
                                                                                          ---------      ---------
                                                                                          $   933.7      $ 1,527.5
                                                                                          =========      =========

--------------------------------------------------------------------------------

     The convertible subordinated notes due October 2005 were converted into approximately 24.7 million shares of the Company's common stock on October 10, 2000.

     During 2000, the Company's 7.0% convertible subordinated notes due July 2004 were converted into 14.8 million shares of the Company's common stock.

     The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

     MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of August 31, 2000 and September 2, 1999, MEI had no borrowings outstanding.

     Certain notes payable are collateralized by plant and equipment with a total cost of approximately $151.2 million and accumulated depreciation of approximately $89.4 million as of August 31, 2000. Equipment under capital leases, and the accumulated amortization thereon, were approximately $41.1 million and $24.7 million, respectively, as of August 31, 2000, and $45.7 million and $23.8 million, respectively, as of September 2, 1999.

     The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $26.1 million, $21.8 million and $17.5 million for 2000, 1999 and 1998, respectively. Minimum future rental commitments under operating leases aggregate $37.4 million as of August 31, 2000, and are payable as follows (in millions): 2001, $9.0; 2002, $7.5; 2003,
$5.8; 2004, $3.4; 2005, $2.8 and 2006 and thereafter, $8.9.

     Maturities of long-term debt are as follows:

                                                                                                          CAPITAL
            FISCAL YEAR                                                                      NOTES        LEASES
            -----------                                                                      -----        ------
            2001.......................................................................     $  36.9       $  18.0
            2002.......................................................................        28.9           5.5
            2003.......................................................................        24.9           2.0
            2004.......................................................................         3.2           1.2
            2005.......................................................................         0.2           1.1
            2006 and thereafter........................................................       950.9            --
            Less discount and interest.................................................       (90.0)         (1.2)
                                                                                            -------       -------
                                                                                            $ 955.0       $  26.6
                                                                                            =======       =======

STOCK PLANS

MTI STOCK OPTION PLANS

     As of August 31, 2000, MTI had an aggregate of 72.1 million shares of its common stock reserved for issuance under its various stock option plans, of which 48.9 million of these shares are subject to outstanding options and 23.2 million shares are available for future grants. Options are subject to terms and conditions determined by the Board of Directors. Stock options granted after June 16, 1999, are exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options granted prior to June 16, 1999, are exercisable in increments of 20% during each year of employment beginning one year from the date of grant. All stock options issued prior to January 19, 1998, expire six years from the date of grant and all subsequent options granted expire 10 years from the date of grant.

     Option activity under MTI's stock option plans is summarized as follows:


FOR THE YEAR ENDED                             8/31/00                   9/2/99                    9/3/98
-----------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                 WEIGHTED                  WEIGHTED
                                                      AVERAGE                  AVERAGE                   AVERAGE
                                           NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER      EXERCISE
                                         OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES      PRICE
                                       --------------------------------------------------------------------------
Outstanding at beginning of year ......       49.3   $  16.00          44.3     $ 14.80         43.4     $  14.42
Options granted in conjunction
with mergers and acquisitions..........         --        --            1.1        1.96          0.6         0.87
Granted................................       17.2      38.10          17.9       15.55          4.0        15.19
Terminated or cancelled................       (2.0)     22.29          (2.2)      16.05         (1.2)       16.29
Exercised..............................      (15.6)     14.36         (11.8)       9.50         (2.5)        4.98
                                             ------                   ------                   -----
Outstanding at end of year.............       48.9      24.03          49.3       16.00         44.3        14.80
                                             ======                   ======                   =====
Exercisable at end of year.............        9.9      17.64          14.7       15.00         17.8        11.40
Shares available for future grants.....       23.2         --          38.2          --         52.8           --

     Options outstanding as of August 31, 2000, were at per share prices ranging from $0.28 to $96.56. Options exercised were at per share prices ranging from $0.28 to $39.94 in 2000, $0.28 to $22.89 in 1999, and $0.75 to $15.83 in 1998.

     The following table summarizes information about MTI options outstanding as of August 31, 2000:


                             MTI OUTSTANDING OPTIONS                        MTI EXERCISABLE OPTIONS
-----------------------------------------------------------------------------------------------------------------
                                        WEIGHTED
                                        AVERAGE      WEIGHTED                                      WEIGHTED
                                       REMAINING      AVERAGE                                      AVERAGE
                            NUMBER    CONTRACTUAL    EXERCISE                   NUMBER             EXERCISE
RANGE OF EXERCISE PRICES   OF SHARES    LIFE (IN       PRICE                   OF SHARES            PRICE
                                         YEARS)
-----------------------------------------------------------------------------------------------------------------
$0.28 - $14.02........       14.4         7.5        $ 13.09                   2.3               $ 10.99
$14.03 - $22.89.......       17.0         3.4          19.18                   7.5                 19.33
$25.13 - $36.19.......       12.7         9.1          33.57                   0.1                 28.60
$36.25 - $96.56.......        4.8         9.3          48.48                   0.0                 39.94
                           ------                                             ----
                             48.9                                              9.9
                           ======                                             ====


MTI STOCK PURCHASE PLAN

     MTI's 1989 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending closing stock prices of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. A total of 4.5 million shares of MTI common stock are reserved for issuance under the ESPP, and 14.0 million shares had been issued as of August 31, 2000.

MTI MISCELLANEOUS PLANS

     As of August 31, 2000, 495,200 shares were reserved for issuance under the 1998 Non-Employee Directors Stock Incentive Plan ("DSIP") and 4,800 shares had been issued. Shares are issued under the DSIP as compensation to non-employee directors of the Company. As of August 31, 2000, 59,600 shares were reserved for issuance under the MQD Stock Bonus Plan ("MQD Plan") and 81,700 shares had been issued. Shares are issued under the MQD Plan as compensation to certain employees upon the achievement of certain milestones.

MEI STOCK PLANS

     MEI's 1995 Stock Option Plan provides for the granting of incentive and nonstatutory stock options. As of August 31, 2000, there were 15 million shares of common stock reserved for issuance under the option plan. Exercise prices of the incentive and nonstatutory stock options are 100% of the fair market value of MEI's common stock on the date of grant. Prior to April 28, 1999, exercise prices of the incentive and non-statutory stock options were generally issued at 100% and 85%, respectively, of the fair market value of MEI's common stock on the date of grant. Stock options granted to employees and executive officers after April 28, 1999, typically have a term of 10 years and vest 25% percent each year for four years from the date of grant. Stock options granted to employees and executive officers prior to April 28, 1999, typically have a term of six years and vest 20% each year for five years from the date of grant.

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

     Option activity under MEI's 1995 Stock Option Plan is summarized as follows:

FOR THE YEAR ENDED                              8/31/00                   9/2/99                    9/3/98
--------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                 WEIGHTED                   WEIGHTED
                                                      AVERAGE                   AVERAGE                   AVERAGE
                                          NUMBER      EXERCISE      NUMBER     EXERCISE      NUMBER      EXERCISE
                                        OF SHARES      PRICE      OF SHARES      PRICE      OF SHARES      PRICE
                                       -----------------------------------------------------------------------------

Outstanding at beginning of year.....        7.4       $12.56          5.3      $12.56           3.6        $16.98
Granted..............................        2.7        10.94          3.7       12.77           5.8         13.20
Terminated or cancelled..............       (1.7)       13.20         (1.4)      13.21          (4.0)        17.40
Exercised............................       (0.2)       12.17         (0.2)      12.28          (0.1)        11.37
                                           -----                     -----                     -----
Outstanding at end of year...........        8.2        11.90          7.4       12.56           5.3         12.56
                                           =====                     =====                     =====
Exercisable at end of year...........        2.2        12.40          1.4       12.86           0.7         13.24
Shares available for future grants...        6.4        --             2.4       --              4.8         --

     The following table summarizes information about MEI options outstanding under the 1995 Stock Option Plan as of August 31, 2000:

                             MEI OUTSTANDING OPTIONS                     MEI EXERCISABLE OPTIONS
----------------------------------------------------------------------------------------------------------
                                           WEIGHTED
                                           AVERAGE      WEIGHTED                           WEIGHTED
                                          REMAINING      AVERAGE                            AVERAGE
                              NUMBER     CONTRACTUAL    EXERCISE         NUMBER            EXERCISE
RANGE OF EXERCISE PRICES     OF SHARES     LIFE (IN       PRICE         OF SHARES            PRICE
                                            YEARS)
----------------------------------------------------------------------------------------------------------

below $10.00..........       1.5             6.6        $  8.32            0.4             $  9.17
$10.01 - $15.00.......       6.2             5.7          12.20            1.6               12.39
$15.01 - $20.00.......       0.4             3.5          17.54            0.2               17.71
above $20.00..........       0.1             3.4          22.35             --               22.44
                           -----                                         -----
                             8.2                                           2.2
                           =====                                         =====

     On August 17, 2000, MEI established the 2000 Equity Incentive Plan I and 2000 Equity Incentive Plan II, reserving a total of 10 million shares of HostPro (an MEI subsidiary) common stock for issuance under the plans. The grants awarded during 2000 vest 25% in the first year and vest 2.08% monthly, thereafter. Options may not be exercised prior to (i) issuance to the public of shares of common stock pursuant to an S-1 Registration Statement under the Securities Act of 1933, as amended or
(ii) five years from the date of grant. Some restrictions apply for residents of California who are not officers or directors of HostPro. As of August 31, 2000,
3.9 million options had been granted and were outstanding with a weighted-average exercise price of $2.25 and a weighted-average remaining contractual life of 9.9 years.

     MEI's 1995 Employee Stock Purchase Plan ("MEI ESPP") allows eligible employees to purchase shares of MEI's common stock pursuant to the same terms as MTI's ESPP. A total of 2.5 million shares of MEI common stock are reserved for issuance under the MEI ESPP, of which approximately 861,000 shares had been issued as of August 31, 2000.


PRO FORMA DISCLOSURE

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Accordingly, compensation cost has been recorded based on the intrinsic value of the option. The Company recognized $4.7 million, $8.3 million and $3.4 million of compensation cost in 2000, 1999 and 1998, respectively, for stock-based employee compensation awards. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated in the table below:


FOR THE YEAR ENDED                             8/31/00                      9/2/99                      9/3/98
-----------------------------------------------------------------------------------------------------------------------
                                    AS REPORTED   PRO FORMA      AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                                    -----------   ---------      -----------    ---------    -----------   ---------
Net income (loss)..................  $  1,504.2    $ 1,337.5      $  (68.9)      $(144.2)     $ (247.1)     $ (314.7)
Basic earnings (loss) per share ...        2.73         2.43         (0.13)        (0.28)        (0.57)        (0.73)
Diluted earnings (loss) per share..        2.56         2.28         (0.13)        (0.28)        (0.57)        (0.73)

     The above pro forma amounts, for purposes of SFAS No. 123, reflect the portion of the estimated fair value of awards earned in 2000, 1999 and 1998. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the offering period for stock purchases under the Employee Stock Purchase Plans.

     The Company used the Black-Scholes model to value stock options for pro forma presentation. Assumptions used to estimate the value of the Company's options included in the pro forma amounts are presented in the tables below for the years ended August 31, 2000, September 2, 1999 and September 3, 1998.

                                                            2000       1999       1998        2000       1999      1998
----------------------------------------------------------------------------------------------------------------------
Assumptions used for MTI plans:
                                                                      STOCK OPTION                    EMPLOYEE STOCK
                                                                      PLAN SHARES                  PURCHASE PLAN SHARES
                                                              --------------------------    -------------------------------
Average expected life (years)............................      3.5        3.5        3.5        0.25       0.25       0.25
Expected volatility......................................       64%        59%        60%         64%        59%        60%
Risk-free interest rate (zero coupon U.S. Treasury note).      6.3%       5.0%       5.6%        5.5%       4.4%       5.1%
Weighted average fair value at grant:
     Exercise price equal to market price................   $19.50     $ 7.46     $ 7.35          --         --         --
     Exercise price less than market price...............       --     $ 8.90     $13.89      $20.19    $  7.21    $  4.84
Weighted average exercise price:
     Exercise price equal to market price................   $38.10     $15.97     $15.22          --         --         --
     Exercise price less than market price...............       --     $10.45     $ 0.87      $30.73    $ 14.99    $ 11.52

                                                            2000       1999       1998        2000       1999      1998
------------------------------------------------------------------------------------------------------------------------
Assumptions used for MEI's 1995 Stock Option Plan and MEI's ESPP:

                                                                   STOCK OPTION                     EMPLOYEE STOCK
                                                                    PLAN SHARES                  PURCHASE PLAN SHARES
                                                          -----------------------------     ------------------------------
Average expected life (years)............................     3.2       3.5        3.3         0.5         0.5        0.5
Expected volatility......................................      72%       70%        70%         72%         70%        70%
Risk-free interest rate (zero coupon U.S. Treasury note).     6.1%      5.0%       5.6%        5.6%        4.5%       5.1%
Weighted average fair value at grant:
     Exercise price equal to market price................ $  6.31    $ 6.88     $  6.57         --           --         --
     Exercise price less than market price............... $  8.83    $ 8.46     $  9.25     $  3.99     $  4.79    $  3.78
Weighted average exercise price:
     Exercise price equal to market price................ $ 12.00    $12.65     $ 13.20         --           --         --
     Exercise price less than market price............... $  6.38    $12.46     $ 13.63     $ 10.50     $  9.60    $  7.74

     For 2000, the assumptions used to estimate the value of options under MEI's 2000 Equity Incentive Plans include: average expected life, 3.0 years; expected volatility, 0.0%; and a risk-free interest rate using zero-coupon U.S. Treasury Notes, 5.9%. The weighted-average estimated fair value at date of grant of the options granted was $0.37 per share.

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


EMPLOYEE SAVINGS PLAN

     The Company has 401(k) profit-sharing plans ("RAM Plans") under which employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plans. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. Expenses for the Company's RAM Plans were $23.1 million, $12.5 million and $11.3 million in 2000, 1999 and 1998, respectively.


OTHER OPERATING EXPENSE, NET

     Other operating income for 2000 includes a pre-tax gain of $42.0 million on the sale of the Company's facility located in Richardson, Texas, (see "Asset Sales" note) and net pre-tax losses of $22.7 million from the write-down and disposal of other semiconductor operations equipment.

     Other operating expense for 1999 includes a $15.0 million charge from the write down and disposal of flat panel display assets (see "Asset Sales" note), a loss of $12.1 million from the write down and disposal of semiconductor operations equipment, and an $8.9 million charge resulting from the discontinuation of the Company's radio frequency identification efforts.

     Other operating expense for 1998 includes a loss of $13.9 million from the write down and disposal of semiconductor manufacturing equipment and charges associated with the Company's PC operations of $11.1 million resulting from employee termination benefits and consolidation of domestic and international operations.

GAIN (LOSS) ON INVESTMENTS AND SUBSIDIARY STOCK TRANSACTIONS

     During 2000, MTI recognized a gain of $14 million on its contribution of
2.3 million shares of MEI common stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense for 2000 reflects a charge of $25 million for the market value of the stock contributed.

     In February 1998, MEI sold 90% of its interest in its contract manufacturing subsidiary, Micron Custom Manufacturing Services, Inc. for cash proceeds of $249.2 million, resulting in a pre-tax gain of $157.0 million (approximately $37.8 million after taxes and minority interests).

INCOME TAXES

     The provision for income taxes consists of the following:

FOR THE YEAR ENDED                                                          8/31/00       9/2/99       9/3/98
-----------------------------------------------------------------------------------------------------------------
   Current:
         U.S. federal.................................................    $    718.6    $    (47.6)  $   (156.1)
         State........................................................          45.6           4.4          0.1
         Foreign......................................................          20.7          10.0          1.7
                                                                          ----------    ----------   ----------
                                                                               784.9         (33.2)      (154.3)
                                                                          ----------    ----------    ---------
   Deferred:
         U.S. federal.................................................         (51.9)         19.7         69.3
         State........................................................          45.2         (19.9)       (44.1)
         Foreign......................................................          18.5          (2.6)          --
                                                                          ----------    ----------   ----------
                                                                                11.8          (2.8)        25.2
                                                                          ----------    ----------   ----------
   Income tax provision (benefit).....................................    $    796.7    $    (36.0)  $   (129.1)
                                                                          ==========    ==========   ==========

     The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock option and purchase plans reduced taxes payable by $205.1 million, $54.9 million and $5.2 million for 2000, 1999 and 1998, respectively. Such benefits are reflected as additional capital.

     A reconciliation between income tax computed using the federal statutory rate and the income tax provision (benefit) follows:

FOR THE YEAR ENDED                                                          8/31/00       9/2/99       9/3/98
-----------------------------------------------------------------------------------------------------------------
   U.S. federal income tax at statutory rate..........................    $    811.0    $    (32.0)  $   (125.6)
   State taxes, net of federal benefit................................          56.4         (13.9)       (27.9)
   Change in valuation allowance......................................          15.4          10.5          4.1
   Basis difference in domestic subsidiaries..........................          (0.8)          1.6         11.6
   Foreign income at other than U.S. rates............................         (35.4)         (2.6)          --
   Other..............................................................         (49.9)          0.4          8.7
                                                                          ----------    ----------   ----------
   Income tax provision (benefit).....................................    $    796.7    $    (36.0)  $   (129.1)
                                                                          ==========    ==========   ==========-

     State taxes reflect investment tax credits of $24.0 million, $15.7 million and $21.1 million for 2000, 1999 and 1998, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The approximate tax effects of temporary differences which give rise to the net deferred tax liability are as follows:

AS OF                                                                       8/31/00       9/2/99
-----------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
          Accrued product and process technology.......................   $      1.4    $      1.6
          Inventory....................................................         70.4          15.5
          Accrued compensation.........................................         24.6          23.6
          Deferred income..............................................         27.1           8.1
          Net operating loss and credit carryforwards..................         19.3          78.5
          Other........................................................         61.9          39.6
                                                                          ----------    ----------
             Gross deferred tax asset..................................        204.7         166.9
             Less:  Valuation allowance................................        (30.0)        (14.6)
                                                                          ----------    -----------
             Deferred tax asset........................................        174.7         152.3
                                                                          ----------    ----------
     Deferred tax liabilities:
          Excess tax over book depreciation............................       (232.0)       (230.9)
          Accrued product and process technology.......................        (20.5)        (18.8)
          Investment in subsidiary.....................................        (54.8)        (57.4)
          Other........................................................        (63.8)        (34.4)
                                                                          ----------    ----------
             Deferred tax liability....................................       (371.1)       (341.5)
                                                                          ----------    ----------
             Net deferred tax liability................................   $   (196.4)   $   (189.2)
                                                                          ==========    ==========

     At August 31, 2000, the Company had aggregate U.S. tax loss carryforwards of $48.0 million and U.S. tax credit carryforwards of $1.0 million, all of which expire in various years through 2019. The Company also has unused state tax net operating loss carryforwards of $15.5 million for tax purposes which expire through 2014 and unused state tax credits of $66.0 million for tax and financial reporting purposes which expire through 2014. The changes in valuation allowance of $15.4 million and $10.5 million in 2000 and 1999, respectively, are due to the uncertainty of realizing certain tax credit carryforwards. In 1998, the Company recorded a $4.1 million valuation allowance for a deferred tax asset relating to MEI's consolidation of its NetFRAME enterprise server operations. Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability. The remaining undistributed earnings of $134.1 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.


PURCHASE OF MINORITY INTERESTS

     In conjunction with the discontinuation of its radio frequency identification efforts in 1999, MTI purchased the 11% minority interest in its subsidiary, Micron Communications, Inc. (See "Other Operating Expense, net" note.)

     During 1998, MTI purchased the remaining minority interests in its subsidiaries, Micron Display Technology, Inc. and Micron Quantum Devices, Inc., for $20.6 million in cash and $26.2 million in stock and stock options, respectively. The cost of the acquired interests was allocated primarily to intangible assets which are being amortized over three years.

EARNINGS (LOSS) PER SHARE

FOR THE YEAR ENDED                                                          8/31/00      9/2/99       9/3/98
----------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders, Basic.............    $  1,504.2   $    (68.9)  $   (247.1)
Adjustment for effects of assumed conversions.........................          43.4           --           --
                                                                          ----------   ----------   ----------
Net income (loss) available to common shareholders, Diluted...........    $  1,547.6   $    (68.9)  $   (247.1)
                                                                          ==========   ==========   ==========


Weighted average common shares outstanding, Basic.....................         550.9        521.5        431.2
Adjustment for effects of assumed exercises and conversions...........          54.5           --           --
                                                                          ----------   ----------   ----------
Weighted average common shares and share equivalents
   outstanding, Diluted...............................................         605.4        521.5        431.2
                                                                          ==========   ==========   ==========


Basic earnings (loss) per share.......................................    $     2.73   $    (0.13)  $    (0.57)
                                                                          ==========   ==========   ==========
Diluted earnings (loss) per share.....................................    $     2.56   $    (0.13)  $    (0.57)
                                                                          ==========   ==========   ==========

     The average shares listed below were not included in the computation of diluted earnings per share because the effect would have been antidilutive for the periods presented:

FOR THE YEAR ENDED                                                          8/31/00      9/2/99       9/3/98
----------------------------------------------------------------------------------------------------------------
Employee stock plans..................................................         0.4         47.7         41.9
8.4% convertible subordinated notes payable due 2005..................          --         23.1           --
7.0% convertible subordinated notes payable due 2004..................          --         14.8         14.8

COMPREHENSIVE INCOME (LOSS)

     FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires disclosure of net income inclusive of changes to equity that are not the result of transactions with shareholders.

     The following table reflects the composition of accumulated other comprehensive income:

AS OF                                                                        8/31/00      9/2/99
----------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment..............................     $     (0.1)  $     (0.1)
Unrealized gain (loss) on investments................................            1.6         (2.0)
                                                                          ----------   ----------
Total accumulated other comprehensive income (loss)..................     $      1.5   $     (2.1)
                                                                          ==========   ==========

ACQUISITION

     In September 1998, MTI acquired substantially all of the memory operations of TI (the "Acquisition") for a net purchase price of approximately $832.8 million. In connection with the Acquisition, MTI issued 57.9 million shares of MTI common stock, $740 million principal amount of Convertible Notes and $210 million principal amount of subordinated notes. In addition to TI's net memory assets, MTI received $681.1 million in cash. The Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. MTI and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced in January 1999. MTI made royalty payments to TI under a prior cross license agreement for operations through December 1998.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the Acquisition had taken place at the beginning of each period presented:

FOR THE YEAR ENDED                                                           9/2/99       9/3/98
----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)

Net sales.............................................................   $  3,819.3   $  3,743.7
Net loss..............................................................        (86.1)       678.6
Basic loss per share..................................................        (0.16)       (1.39)
Diluted loss per share................................................        (0.16)       (1.39)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Acquisition occurred on the dates indicated, or which may result in the future.


MERGER

     In September 1998, Rendition, Inc. ("Rendition") was merged with the Company. MTI issued approximately 7.2 million shares of MTI common stock in exchange for all of the outstanding stock of Rendition. The merger qualified as a tax-free exchange and was accounted for as a business combination using the "pooling-of-interests" method. The Company's financial statements were restated to include the results of Rendition for 1998.


EQUITY INVESTMENT

     During the third and fourth quarters of 2000, Intel liquidated its equity investment in the Company by converting its shares of Class A common stock into common stock and selling them in a series of open market transactions. Each share of Class A common stock was convertible into two shares of common stock.


JOINT VENTURES

     MTI participates in two memory manufacturing joint ventures: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH, which operates in Singapore, is a joint venture between MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs."

     Subject to certain terms and conditions, MTI has agreed to purchase all of the JV production. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly based on a discount from MTI's average selling prices. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to assist the JVs in operating advanced wafer fabrication facilities to produce MTI DRAM products. MTI also performs assembly and test services on product manufactured by the JVs. The net cost of products purchased from the JVs, amounting to $556.8 million and $579.8 million for KMT and TECH, respectively in 2000, reflects all transactions with the JVs.

     MTI is amortizing the purchase price allocated to the JV supply arrangements on a straight-line basis over the remaining contractual life of the shareholder agreements. Amortization expense resulting from the JV supply arrangements, included in the cost of product purchased from the JVs, was $4.0 million for 2000 and $2.6 million for 1999. Receivables from KMT and TECH were $12.6 million and $66.8 million and payables were $90.1 million and $89.3 million, respectively, as of August 31, 2000. As of September 2, 1999, receivables from KMT and TECH were $19.1 million and $47.2 million, including a $26.7 million receivable from TECH that was included in other assets, and payables were $24.4 million and $32.0 million, respectively.

     In 2000, MTI funded TECH with $98.0 million as support for continuing the TECH supply arrangement. Amortization thereon will be taken throughout the remaining life of the agreement.

     Subsequent to August 31, 2000, MTI and Kobe Steel announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT. (See "Subsequent Event" note.)

ASSET SALES

     On August 30, 2000, MTI completed the sale of its wafer fabrication facility located in Richardson, Texas, resulting in a pre-tax gain in fiscal 2000 of $42.0 million (approximately $27.5 million or $0.05 per diluted share after taxes).

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

OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. The Company's two reportable segments are Semiconductor operations and PC operations. The Semiconductor operations segment's primary product is DRAM. The PC operations segment's primary products include desktop and notebook PC systems and network servers. The PC operations segment also reflects the activity of the Company's "e-services" operations, which provide Internet access and web hosting services. The "All other" segments primarily reflect activity of the Company's former field emission display, RFID, construction and custom manufacturing operations. These operations have been sold or discontinued. Consequently, the reported results and amounts for the all other segment primarily represent historical activity of the discontinued operations plus certain transactions and residual assets associated with their sale or cessation.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" note. Segment operating results are measured based on operating income (loss). Intersegment sales are accounted for at prices offered to the Company's most favored customers. Intersegment sales primarily reflect sales of memory products from the Semiconductor operations segment to the PC operations segment and, to a lesser extent, sales of computers from the PC operations segment to the Semiconductor operations segment. Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.


FOR THE YEAR ENDED                                                        8/31/00         9/2/99          9/3/98
----------------------------------------------------------------------------------------------------------------
NET SALES

Semiconductor operations
   External...........................................................    $ 6,278.4      $ 2,524.7       $ 1,380.5
   Intersegment.......................................................         51.3           45.0            40.7
                                                                          ---------      ---------       ---------
                                                                            6,329.7        2,569.7         1,421.2
PC operations
   External...........................................................      1,057.5        1,234.1         1,493.8
   Intersegment.......................................................          8.2            5.8             3.8
                                                                          ---------      ---------       ---------
                                                                            1,065.7        1,239.9         1,497.6
All other
   External...........................................................          0.4            5.2           151.0
   Intersegment.......................................................           --             --            16.3
                                                                          ---------      ---------       ---------
                                                                                0.4            5.2           167.3
Total segments........................................................      7,395.8        3,814.8         3,086.1
Elimination of intersegment...........................................        (59.5)         (50.8)          (60.8)
                                                                          ---------      ---------       ---------
Total consolidated net sales..........................................    $ 7,336.3      $ 3,764.0       $ 3,025.3
                                                                          =========      =========       =========

FOR THE YEAR ENDED                                                        8/31/00         9/2/99          9/3/98
----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
-----------------------

Semiconductor operations..............................................    $ 2,445.6      $    42.8       $  (370.6)
PC operations.........................................................       (145.5)         (32.3)         (108.8)
All other.............................................................         (7.2)         (58.3)          (36.9)
                                                                          ---------      ---------       ---------
Total segments........................................................      2,292.9          (47.8)         (516.3)
Elimination of intersegment...........................................          0.4            0.8            (0.1)
                                                                          ---------      ---------       ---------
Total consolidated operating income (loss)............................    $ 2,293.3      $   (47.0)      $  (516.4)
                                                                          =========      =========       =========
CAPITAL EXPENDITURES FOR PLANT, PROPERTY AND EQUIPMENT
------------------------------------------------------

Semiconductor operations..............................................    $ 1,103.4      $   755.5       $   670.2
PC operations.........................................................         84.9           43.3            13.8
All other.............................................................           --            5.3            22.3
                                                                          ---------      ---------       ---------
Total segments........................................................      1,188.3          804.1           706.3

Elimination of intersegment...........................................         (0.1)          (0.2)            0.8
                                                                          ---------      ---------       ---------
Total consolidated capital expenditures...............................    $ 1,188.2      $   803.9       $   707.1
                                                                          =========      =========       =========


DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------

Semiconductor operations..............................................    $   955.8      $   816.0       $   565.6
PC operations.........................................................         36.7           16.1            21.0
All other.............................................................          7.5           12.9            21.6
                                                                          ---------      ---------       ---------
Total segments........................................................      1,000.0          845.0           608.2
Elimination of intersegment...........................................         (5.7)          (1.7)           (1.6)
                                                                          ---------      ---------       ---------
Total consolidated depreciation and amortization expenses.............    $   994.3      $   843.3       $   606.6
                                                                          =========      =========       =========


SEGMENT ASSETS
--------------

AS OF                                                                      8/31/00          9/2/99
--------------------------------------------------------------------------------------------------

Semiconductor operations..............................................    $ 8,711.4      $ 6,001.9
PC operations.........................................................        379.7          533.9
All other.............................................................         14.6           15.5
                                                                          ---------      ---------
   Total segment assets...............................................      9,105.7        6,551.3
Elimination of intersegment...........................................        (97.0)         (74.8)
                                                                          ---------      ---------
   Total segment assets...............................................    $ 9,008.7      $ 6,476.5
                                                                          =========      =========

RECONCILIATION TO TOTAL ASSETS:
Total segment assets..................................................    $ 9,008.7      $ 6,476.5
Prepaid expenses......................................................         22.4           38.3
Deferred taxes........................................................        137.1          119.9
Product and process technology........................................        213.0          212.6
Other assets (net of segment assets)..................................        250.3          117.9
                                                                          ---------      ---------
   Total consolidated assets..........................................    $ 9,631.5      $ 6,965.2
                                                                          =========      =========

INVESTMENT IN EQUITY METHOD INVESTEES

     At August 31, 2000, the Company had $6.4 million in equity method investments which were held by the PC operations segment. At September 2 1999, the Company had $10.7 million in equity method investments which were held by non-reportable segments included in the "All other" segments category. No equity method investments were held in 1998. The Company recorded losses on equity method investments of $1.1 million in 2000 and $4.3 million in 1999.


MAJOR CUSTOMERS

     Sales to the two largest customers by the Semiconductor operations segment were $877.0 million and $843.8 million in 2000. No customer individually accounted for 10% or more of the Company's consolidated net sales in 1999 or 1998.


GEOGRAPHIC AREA NET SALES REVENUE
(Based on customer location)


FOR THE YEAR ENDED                                                           8/31/00        9/2/99          9/3/98
----------------------------------------------------------------------------------------------------------------------

United States.........................................................    $ 4,504.9      $ 2,685.8       $ 2,425.9
Europe................................................................      1,167.1          464.1           275.3
Asia Pacific..........................................................      1,147.5          420.4           180.3
Japan ................................................................        205.8           81.8            42.9
Canada................................................................         83.4           32.5            47.4
Other ................................................................        227.6           79.4            53.5
                                                                          ---------      ---------       ---------
   Totals.............................................................    $ 7,336.3      $ 3,764.0       $ 3,025.3
                                                                          =========      =========       =========

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)

AS OF                                                                        8/31/00        9/2/99
----------------------------------------------------------------------------------------------------------------------

United States.........................................................    $ 3,315.1      $ 3,034.8
Singapore.............................................................        494.2          299.3
Italy.................................................................        431.5          461.6
Other ................................................................         16.8            3.9
                                                                          ---------      ---------
   Totals.............................................................    $ 4,257.6      $ 3,799.6
                                                                          =========      =========

COMMITMENTS AND CONTINGENCIES

     As of August 31, 2000, the Company had commitments of $1.4 billion for equipment purchases and software infrastructure and $111.5 million for the construction of buildings.

     Occasionally, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company also has a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic royalty payments. The Company may also need to obtain additional patent licenses or renew existing license agreements in the future. The Company is unable to predict whether these license agreements can be obtained or renewed on acceptable terms to us. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

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

SUBSEQUENT EVENT

    On October 17, 2000, MTI and Kobe Steel, Ltd. ("Kobe Steel") announced that they had entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT for approximately $125 million.

    The Company anticipates that the parties will enter into a definitive acquisition agreement. If the conditions of the definitive agreement are met, the transaction is expected to close in March 2001, at which time the Company will own 100% of KMT. The Consolidated Financial Statements do not reflect MTI's proposed transaction with Kobe Steel.

             QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)
                 (Amounts in millions except per share amounts)


2000 QUARTER                                                     1ST           2ND           3RD           4TH
                                                              --------      ---------     -------       ------
Net sales..............................................      $  1,584.4    $  1,392.5    $  1,789.2    $  2,570.2
Costs and expenses:
     Cost of goods sold................................           770.7         881.4       1,096.5       1,208.5
     Selling, general and administrative...............           167.6         142.7         174.9         181.3
     Research and development..........................            91.7         103.5         100.6         131.7
     Other operating expense (income), net.............            22.4          10.5           8.1         (49.1)
                                                             ----------    ----------    ----------    ----------
          Total costs and expenses.....................         1,052.4       1,138.1       1,380.1       1,472.4
                                                             ----------    ----------    ----------    ----------
Operating income.......................................           532.0         254.4         409.1       1,097.8
Gain on investments and subsidiary stock
   transactions, net...................................             9.4           0.3           4.4           0.1
Gain (loss) on issuance of subsidiary stock, net.......             0.2          (0.6)          1.1           0.3
Interest income........................................            23.2          26.6          30.5          32.4
Interest expense.......................................           (31.7)        (30.7)        (21.9)        (19.9)
                                                             ----------    ----------    ----------    ----------
Income before income taxes.............................           533.1         250.0         423.2       1,110.7

Income tax (provision).................................          (186.2)        (86.4)       (149.1)       (375.0)
Minority interests.....................................            (5.6)         (2.3)          0.8          (9.0)
                                                             ----------    ----------    ----------    ----------
Net income ............................................      $    341.3    $    161.3    $    274.9    $    726.7
                                                             ==========    ==========    ==========    ==========
Diluted earnings per share.............................      $     0.60    $     0.29    $     0.47    $     1.20
Quarterly stock price:
     High..............................................      $   41.719    $   50.844    $   73.813    $   96.563
     Low...............................................          30.875        30.063        46.625        73.375

1999 QUARTER                                                     1ST           2ND           3RD           4TH
                                                              --------      ---------     -------       ------
Net sales..............................................      $    793.6    $  1,025.8    $    863.8    $  1,080.8
Costs and expenses:
     Cost of goods sold................................           677.7         745.1         674.8         852.8
     Selling, general and administrative...............           103.0         125.5         124.1         133.4
     Research and development..........................            67.7          85.5          81.6          87.3
     Other operating expense, net......................             7.8          18.4          11.1          15.2
                                                             ----------    ----------    ----------    ----------
          Total costs and expenses.....................           856.2         974.5         891.6       1,088.7
                                                             ----------    ----------    ----------    ----------

Operating income (loss)................................           (62.6)         51.3         (27.8)         (7.9)
Loss on investments and subsidiary stock
   transactions, net...................................            (0.1)           --            --            --
Gain on issuance of subsidiary stock, net..............             1.1           0.4            --           0.6
Interest income........................................            17.6          23.3          22.1          20.6
Interest expense.......................................           (25.5)        (35.0)        (36.5)        (33.1)
                                                             ----------    ----------    ----------    ----------
Income (loss) before income taxes......................           (69.5)         40.0         (42.2)        (19.8)

Income tax benefit (provision).........................            27.6         (16.1)         17.1           7.4
Minority interests.....................................            (4.3)         (1.5)         (2.6)         (5.0)
                                                             ----------    ----------    ----------    ----------
Net income (loss)......................................      $    (46.2)   $     22.4    $    (27.7)   $    (17.4)
                                                             ==========    ==========    ==========    ==========
Diluted earnings (loss) per share......................      $    (0.09)   $     0.04    $    (0.05)   $    (0.03)
Quarterly stock price:
     High..............................................      $   23.938    $   39.719    $   30.000    $   37.563
     Low...............................................          12.531        23.438        17.500        19.000

     As of October 2, 2000, there were 3,702 shareholders of record of MTI's common stock. The Company did not declare or pay any dividends during 2000 or 1999.
                                       52

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 31, 2000 and September 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Boise, Idaho
October 4, 2000, except the
Debt Note, which is as of
October 10, 2000 and
except the Subsequent Event
Note, which is as of
October 17, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," following Part I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     Consolidated financial statements and the financial statement schedule - (see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Contingencies.")


  Exhibit    Description
  -------    -----------
2.1          Acquisition Agreement between the Registrant and Texas Instruments
             Incorporated dated June 18, 1998 (1)

2.2          Second Amendment to Acquisition Agreement dated as of
             September 30, 1998, between the Registrant and Texas Instruments
             Incorporated (2)

3.1          Certificate of Incorporation of the Registrant, as amended

3.7          Bylaws of the Registrant, as amended (19)

4.1 Indenture dated as of June 15, 1997, between the Registrant and Norwest Bank Minnesota, National Association (the "Trustee"), relating to the issuance of 7% Convertible Subordinated Notes due
             July 1, 2004 (the "Notes") (5)

4.2          Supplemental Trust Indenture dated as of June 15, 1997, between the
             Registrant and the Trustee, relating to the Notes (including the form of Note) (5)

10.82 Form of Indemnification Agreement between the Registrant and its officers and directors (6)

10.91 Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (7)

10.100       Amended and Restated 1985 Incentive Stock Option Plan (8)

10.109 Form of Management bonus arrangements for Executive Officers of Micron Technology, Inc. and Micron Semiconductor, Inc., for 1994 (9)

10.110       1994 Stock Option Plan (17)

10.111       Executive Bonus Plan (3)

10.112       Forms of Severance Agreement (10)

10.116       Registration Rights Agreement dated as of June 28, 1996 between the
             Registrant and Canadian Imperial Bank of Commerce (11)

10.117       Registration Rights Agreement dated as of July 29, 1996 between the
             Registrant and Canadian Imperial Bank of Commerce (11)

10.118(a)    Irrevocable Proxy dated June 28, 1996 by Canadian Imperial Bank of
             Commerce in favor of the Registrant (11)

10.118(b)    Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce (15)


  Exhibit    Description
  -------    -----------
10.119(a)    Reformed Irrevocable Proxy dated July 23, 1998, by J.R. Simplot
             Company in favor of the Registrant (15)

10.119(b)    Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce (15)

10.120       Form of Agreement and Amendment to Severance Agreement between the
             Company and its executive officers (12)

10.125 Second Supplemental Trust Indenture dated as of September 30, 1998, between the Registrant and the Trustee, relating to the issuance of 6 1/2% Convertible Subordinated Notes due October 2, 2003 (the "TI
             Notes") (including the form of TI Note) (2)

10.126 Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000 (2)

10.127 Registration Rights Agreement dated as of July 20, 1998, between the Registrant, Canadian Imperial Bank of Commerce and J.R. Simplot
             Company (4)

10.128       Nonstatutory Stock Option Plan (17)

10.129       1997 Nonstatutory Stock Option Plan (13)

10.130       Micron Quantum Devices, Inc. 1996 Stock Option Plan (13)

10.131       Sample Stock Option Assumption Letter for Micron Quantum Devices,
             Inc. 1996 Stock Option Plan (13)

10.132       1998 Nonstatutory Stock Option Plan (17)

10.133       Rendition, Inc. 1994 Equity Incentive Plan (14)

10.134       Sample Stock Option Assumption Letter for Rendition, Inc. 1994
             Equity Incentive Plan (14)

10.135       Second Amended and Restated Revolving Credit Agreement dated as of
             September 1, 1998, among the Registrant and several financial institutions (15)

10.136 Securities Purchase Agreement dated as of October 15, 1998, between the Registrant and Intel Corporation (Confidential Treatment has been requested for a portion of this document) (15)

10.137       Securities Rights and Restrictions Agreement dated as of October
             19, 1998, between the Registrant and Intel Corporation (15)

10.138       Stock Rights Agreement dated as of October 19, 1998, between the
             Registrant and Intel Corporation (Confidential Treatment has been requested for a portion of this document) (15)

10.139       1989 Employee Stock Purchase Plan (17)

10.14        1998 Non-Employee Director Stock Incentive Plan (17)

10.141 Purchase Agreement dated September 30, 1998, between the Company and KTI Semiconductor Limited (16)

10.142       Purchase Agreement dated October 1, 1998, between the Company and
             TECH Semiconductor Singapore Pte. Ltd.  (16)

10.143       Micron Quantum Devices Stock Bonus Plan (18)

21.1         Subsidiaries of the Registrant

23.1         Consent of Independent Accountants

27.1         Financial Data Schedule

--------

(1) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1998

(2) Incorporated by Reference to Current Report on Form 8-K filed on October 14, 1998, as amended on October 16, 1998

(3) Incorporated by Reference to Annual Report on Form 10-K as amended for the fiscal year ended August 31, 1995

(4) Incorporated by Reference to Registration Statement on Form S-3 as amended (Reg. No. 333-57973)

(5)  Incorporated by Reference to Current Report on Form 8-K filed on July 3,
     1997

(6) Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(7) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(8) Incorporated by Reference to Registration Statement on Forms S-8 (Reg. No. 33-52653)

(9) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 2, 1993

(10) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996

(11) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 29, 1996

(12) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

(13) Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-50353)

(14) Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-65449)

(15) Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended September 3, 1998

(16) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998

(17) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

(18) Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-82549)

(19) Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 1999


   (b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended August 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF BOISE, STATE OF IDAHO, ON THE 18TH DAY OF OCTOBER, 2000.


                                                   MICRON TECHNOLOGY, INC.


                                                   By: /S/ WILBUR G. STOVER, JR.
                                                      --------------------------
                                                          WILBUR G. STOVER, JR.,
                              VICE PRESIDENT OF FINANCE, CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


               SIGNATURE                            TITLE                            DATE

     /S/ STEVEN R. APPLETON                Chairman of the Board,           October 18, 2000
------------------------------------       Chief Executive Officer
        (STEVEN R. APPLETON)               and President


     /S/ JAMES W. BAGLEY                   Director                         October 18, 2000
------------------------------------
        (JAMES W. BAGLEY)


     /S/ ROBERT A. LOTHROP                 Director                         October 18, 2000
------------------------------------
        (ROBERT A. LOTHROP)


     /S/ THOMAS T. NICHOLSON               Director                         October 18, 2000
------------------------------------
        (THOMAS T. NICHOLSON)


     /S/ DON J. SIMPLOT                    Director                         October 18, 2000
-------------------------------------
        (DON J. SIMPLOT)


     /S/ GORDON C. SMITH                   Director                         October 18, 2000
-------------------------------------
        (GORDON C. SMITH)


     /S/ WILLIAM P. WEBER                  Director                         October 18, 2000
-------------------------------------
        (WILLIAM P. WEBER)


                                   Schedule II

                             MICRON TECHNOLOGY, INC.
                      Valuation and Qualification Accounts
                              (Amounts in millions)

                                                                    Charged
                                                 Balance at      (Credited) to
                                                Beginning of       Costs and        Deduction/     Balance at End
                                                   Period          Expenses         Write-Off         of Period
                                              ----------------- ---------------- ----------------- ----------------
Allowance For Doubtful Accounts
-------------------------------
   Year ended August 31, 2000                      $  9.8            $ 16.0            $  (7.1)         $  18.7
   Year ended September 2, 1999                       6.5               6.2               (2.9)             9.8
   Year ended September 3, 1998                       9.0              (2.2)              (0.3)             6.5

Allowance For Obsolete Inventory
--------------------------------
   Year ended August 31, 2000                      $ 15.7            $  0.9            $  (4.0)         $  12.6
   Year ended September 2, 1999                      19.8               0.9               (5.0)            15.7
   Year ended September 3, 1998                      23.7              12.4              (16.3)            19.8

Deferred Tax Asset Valuation Allowance
--------------------------------------
   Year ended August 31, 2000                      $ 14.6            $ 15.4            $  --            $  30.0
   Year ended September 2, 1999                       4.1              10.5               --               14.6
   Year ended September 3, 1998                      --                 4.1               --                4.1