Form 10-Q
period 2000-11-30
MICRON TECHNOLOGY INC
filed 2001-01-12
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10658

Micron Technology, Inc.

State or other jurisdiction of incorporation or organization: Delaware

Internal Revenue Service-Employer Identification No. 75-1618004

8000 S. Federal Way, Boise, Idaho 83716-9632
(208) 368-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's common stock as of January 5, 2001, was 593,340,331.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets
(Amounts in millions except par value amounts)

As of	November 30, 2000	August 31, 2000
	(unaudited)
ASSETS
Cash and equivalents	$568.7	$701.7
Liquid investments	1,894.8	1,764.7
Receivables	992.6	1,573.7
Inventories	1,026.4	704.8
Prepaid expenses	38.9	22.4
Deferred income taxes	188.7	137.1

Total current assets	4,710.1	4,904.4
Product and process technology, net	211.9	213.0
Property, plant and equipment, net	4,508.5	4,257.6
Other assets	371.0	256.5

Total assets	$9,801.5	$9,631.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$1,280.9	$1,465.8
Deferred income	58.2	87.9
Equipment purchase contracts	57.9	45.9
Current portion of long-term debt	50.2	47.9

Total current liabilities	1,447.2	1,647.5
Long-term debt	242.5	933.7
Deferred income taxes	326.6	333.5
Other liabilities	88.6	85.5

Total liabilities	2,104.9	3,000.2
Commitments and contingencies
Minority interests	200.4	199.3
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 593.0 million and 567.3 million shares, respectively	59.3	56.7
Additional capital	3,533.3	2,824.2
Retained earnings	3,901.9	3,549.6
Accumulated other comprehensive income	1.7	1.5

Total shareholders' equity	7,496.2	6,432.0

Total liabilities and shareholders' equity	$9,801.5	$9,631.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations
(Amounts in millions except per share amounts)
(Unaudited)

For the quarter ended	November 30, 2000	December 2, 1999
Net sales	$1,832.3	$1,584.4
Costs and expenses:
Cost of goods sold	1,041.0	770.7
Selling, general and administrative	149.6	167.6
Research and development	139.5	91.7
Other operating (income) expense, net	(1.8)	22.4

Total costs and expenses	1,328.3	1,052.4

Operating income	504.0	532.0
Interest income	44.2	23.2
Interest expense	(10.5)	(31.7)
Other non-operating income, net	5.1	9.6

Income before income taxes and minority interests	542.8	533.1
Income tax provision	(189.9)	(186.2)
Minority interests in net income	(0.7)	(5.6)

Net income	$352.2	$341.3

Earnings per share:
Basic	$0.61	$0.63
Diluted	0.58	0.60
Number of shares used in per share calculations:
Basic	581.9	538.5
Diluted	609.4	595.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

For the three months ended	November 30, 2000	December 2, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$352.2	$341.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274.5	229.5
Additional paid in capital tax effect from stock purchase plans	6.3	26.1
Change in assets and liabilities:
Decrease (increase) in receivables, net of noncash reclassifications	581.1	(212.7)
Increase in inventories	(321.6)	(138.5)
Increase (decrease) in accounts payable and accrued expenses, net of plant and equipment purchases	(158.2)	219.7
Other	(117.6)	83.3

Net cash provided by operating activities	616.7	548.7
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(506.8)	(219.8)
Purchase of available-for-sale securities	(791.9)	(638.0)
Proceeds from maturities of available-for-sale securities	621.5	564.7
Proceeds from sales of available-for-sale securities	10.0	24.6
Purchase of held-to-maturity securities	(56.7)	(99.7)
Proceeds from maturities of held-to-maturity securities	36.0	33.7
Other	(49.6)	1.4

Net cash used for investing activities	(737.5)	(333.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	19.5	51.9
Payments on equipment purchase contracts	(25.3)	(86.5)
Repayments of debt	(12.7)	(34.3)
Proceeds from issuance of debt	6.1	—
Other	0.2	0.3

Net cash used for financing activities	(12.2)	(68.6)

Net increase (decrease) in cash and equivalents	(133.0)	147.0
Cash and equivalents at beginning of period	701.7	294.6

Cash and equivalents at end of period	$568.7	$441.6

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net	$(258.3)	$86.4
Interest paid, net of amounts capitalized	(31.1)	(35.0)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	37.3	71.1
Net conversion of notes to equity	684.6	—

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Comprehensive Income
(Amounts in millions)
(Unaudited)

For the quarter ended	November 30, 2000	December 2, 1999
Net income	$352.2	$341.3
Unrealized gain on investments	0.3	0.7

Total comprehensive income, net of tax	$352.5	$342.0

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(All tabular amounts in millions except per share amounts)

1.  Unaudited interim financial statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. Micron Technology, Inc. and its wholly-owned subsidiaries are collectively hereinafter referred to as "MTI." The Company's PC operations are operated through Micron Electronics, Inc. ("MEI"), a 61% owned, publicly traded subsidiary of MTI.

    Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999.

    SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, certain underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. The Company adopted the standard in the first quarter of 2001. The adoption did not affect the Company's results of operations or financial position.

    SAB No. 101 summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

    These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000.

2.  Supplemental balance sheet information

	November 30, 2000	August 31, 2000
Receivables
Trade receivables	$868.3	$1,354.2
Receivables from joint ventures	30.2	79.4
Taxes receivable other than income	58.1	72.3
Interest receivable	24.4	18.9
Other receivables	42.5	87.5
Allowance for returns and discounts	(18.2)	(19.9)
Allowance for doubtful accounts	(12.7)	(18.7)

	$992.6	$1,573.7

Inventories
Finished goods	$568.6	$290.0
Work in progress	343.9	331.1
Raw materials and supplies	124.5	96.3
Allowance for obsolescence	(10.6)	(12.6)

	$1,026.4	$704.8

Property, plant and equipment
Land	$46.3	$46.3
Buildings	1,372.1	1,360.6
Equipment	5,230.7	4,851.1
Construction in progress	666.4	627.4
Software	209.0	200.7

	7,524.5	7,086.1
Less accumulated depreciation and amortization	(3,016.0)	(2,828.5)

	$4,508.5	$4,257.6

    As of November 30, 2000, property, plant and equipment included total costs of $1,034.5 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $575.6 million has not been placed in service and is not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of November 30, 2000, determined there was no impairment.

    Depreciation expense was $256.6 million and $213.6 million for the first quarter of 2001 and 2000, respectively.

	November 30, 2000	August 31, 2000
Accounts payable and accrued expenses
Accounts payable	$712.1	$732.5
Income taxes payable	269.6	288.2
Salaries, wages and benefits	174.7	236.6
Taxes payable other than income	49.0	98.5
Product and process technology payable	21.1	22.8
Interest payable	4.5	27.6
Other	49.9	59.6

	$1,280.9	$1,465.8

Debt
Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized discount of $56.2 million	$—	$683.8
Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $32.0 million and $33.3 million, respectively	178.0	176.7
Notes payable in periodic installments through July 2015, weighted average interest rate of 7.2% and 7.3%, respectively	84.3	94.5
Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of 9.0% and 7.8%, respectively	30.4	26.6

	292.7	981.6
Less current portion	(50.2)	(47.9)

	$242.5	$933.7

    The convertible subordinated notes due October 2005 were converted into approximately 24.7 million shares of the Company's common stock on October 10, 2000.

    The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210 million and a stated interest rate of 6.5%.

    MEI has a $100 million unsecured credit agreement expiring in June 2001. Under the credit agreement, MEI is subject to certain financial and other covenants including certain financial ratios and limitations on the amount of dividends paid by MEI. As of November 30, 2000, MEI had no borrowings outstanding under the agreement.

3.  Other operating (income) expense, net

    Other operating income for the first quarter of 2001 primarily reflects the net pre-tax gain from sales of semiconductor operations equipment. Other operating expense for the first quarter of 2000 primarily reflects the net pre-tax charge from the write-down and disposal of semiconductor operations equipment.

4.  Other non-operating income, net

    Other non-operating income for the first quarter of 2001 reflects a gain of $4.5 million on the sale of MEI's remaining interest in MCMS, Inc., formerly Micron Custom Manufacturing Services, a wholly owned subsidiary of MEI. Other non-operating income for the first quarter of 2000 includes a $9.7 million gain on the contribution by MTI of 1.9 million shares of MEI common stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the first quarter of 2000 reflects an $18.7 million charge for the market value of the stock contributed.

5.  Income tax provision

    The effective tax rate for the first quarter of 2001 and 2000 approximated 35%.

6.  Earnings per share

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

For the quarter ended	November 30, 2000	December 2, 1999
Net income available for common shareholders, Basic	$352.2	$341.3
Adjustments for effects of assumed conversions	3.1	13.7

Net income available for common shareholders, Diluted	$355.3	$355.0

Weighted average common shares outstanding, Basic	581.9	538.5
Adjustments for effects of assumed exercises and conversions	27.5	56.6

Weighted average common shares and share equivalents outstanding, Diluted	609.4	595.1

Basic earnings per share	$0.61	$0.63

Diluted earnings per share	$0.58	$0.60

    Average employee stock plan shares of 3.7 million and 1.9 million for November 30, 2000, and December 2, 1999, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

7.  Joint ventures

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

    Subject to certain terms and conditions, MTI has agreed to purchase all of the JVs' production. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly based on a discount from MTI's average selling prices. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to assist the JVs in operating advanced wafer fabrication facilities to produce MTI DRAM products. MTI also performs assembly and test services on product manufactured by the JVs. The net cost of products purchased from the JVs, amounting to $205.5 million for KMT and $404.0 million for TECH for the first quarter of 2001 and $113.6 million for KMT and $62.1 million for TECH for the first quarter of 2000, reflects all transactions with the JVs.

    MTI is amortizing the purchase price allocated to the JV supply arrangements on a straight-line basis over the remaining contractual life of the shareholder agreements. Amortization expense resulting from the JV supply arrangements, included in the cost of product purchased from the JVs, was $2.9 million for the first quarter of 2001 and $0.6 million for the first quarter of 2000. Receivables from KMT and TECH were $12.1 million and $18.1 million and payables were $73.9 million and $134.3 million, respectively, as of November 30, 2000. As of August 31, 2000, receivables from KMT and TECH were $12.6 million and $66.8 million and payables were $90.1 million and $89.3 million, respectively.

    On October 17, 2000, MTI and Kobe Steel, Ltd. ("Kobe Steel") entered into a non-binding term sheet providing for the purchase by MTI of all of Kobe Steel's equity interest in KMT. The transaction is expected to close in the first half of calendar 2001. In the event the transaction is completed KMT would become a wholly-owned subsidiary of MTI. The Consolidated Financial Statements do not reflect MTI's proposed transaction with Kobe Steel.

8.  Operating Segment Information

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

For the quarter ended	November 30, 2000	December 2, 1999
Net Sales
Semiconductor operations:
External	$1,545.8	$1,321.9
Intersegment	12.2	17.6

	1,558.0	1,339.5
PC operations:
External	286.3	262.4
Intersegment	1.0	1.2

	287.3	263.6
All other — external	0.1	0.1
Total segments	1,845.4	1,603.2
Elimination of intersegment	(13.1)	(18.8)

Total consolidated net sales	$1,832.3	$1,584.4

Operating income	November 30, 2000	December 2, 1999
Semiconductor operations	$538.4	$564.9
PC operations	(35.4)	(31.2)
All other	(0.2)	(1.8)

Total segments	502.8	531.9
Elimination of intersegment	1.2	0.1

Total consolidated operating income	$504.0	$532.0

    Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision-makers. Included in segment assets are cash, investments, accounts receivable, inventory and property, plant and equipment.

Segment assets as of	November 30, 2000	August 31, 2000
Semiconductor operations	$8,813.8	$8,711.4
PC operations	319.9	379.7
All other	14.3	14.6

	9,148.0	9,105.7
Elimination of intersegment	(87.2)	(97.0)

	$9,060.8	$9,008.7

Reconciliation to total assets:
Total segment assets	$9,060.8	$9,008.7
Prepaid expenses	38.9	22.4
Deferred income taxes	188.7	137.1
Product and process technology	211.9	213.0
Other assets (net of segment assets)	301.2	250.3

Total consolidated assets	$9,801.5	$9,631.5

9.  Commitments and contingencies

    As of November 30, 2000, the Company had commitments of approximately $1.3 billion for equipment purchases and software infrastructure and $238.2 million for the construction of buildings.

    From time to time, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company is unable to predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

    The Company has a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic royalty payments. The Company may need to obtain additional patent licenses or renew existing license agreements in the future. The Company is unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

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

    The following discussion may contain trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements made in: "Gross Margin" regarding MTI's pending transaction to purchase Kobe Steel's equity interest in KMT; "Research and Development" regarding the transition to .15µ and .13µ line-width process technology; "Income Tax Provision (Benefit)" regarding the tax effect of certain foreign operations and domestic subsidiaries not consolidated for tax purposes; "Recently Issued Accounting Standards" regarding the impact of the implementation of SAB No. 101; and "Liquidity and Capital Resources" regarding capital spending in 2001 and MTI's pending transaction to purchase Kobe Steel's equity interest in KMT. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2000. All period references are to the Company's fiscal periods ended November 30, 2000, December 2, 1999, or August 31, 2000, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

Results of Operations

	First Quarter
	2001		2000
	(amounts in millions except per share amounts)
Net sales:
Semiconductor operations	$1,558.0	85.0%	$1,339.5	84.5%
PC operations	287.3	15.7%	263.6	16.6%
All other	0.1	0.0%	0.1	0.0%
Intersegment	(13.1)	(0.7)%	(18.8)	(1.1)%

Consolidated net sales	$1,832.3	100.0%	$1,584.4	100.0%

Operating income:
Semiconductor operations	$538.4		$564.9
PC operations	(35.4)		(31.2)
All other	(0.2)		(1.8)
Intersegment	1.2		0.1

Consolidated operating income	$504.0		$532.0

Net income	$352.2		$341.3

Earnings per share	$0.58		$0.60

    For the fourth quarter of 2000, net income was $726.7 million, or $1.20 per share, on consolidated net sales of $2,570.2 million.

    Intersegment sales represent sales between different segments of the Company and are eliminated to arrive at consolidated net sales. Intersegment sales are primarily comprised of sales from the Company's Semiconductor operations segment to the Company's PC operations segment. (See "Notes to Consolidated Financial Statements—Operating Segment and Geographic Information.") Unless otherwise stated, all semiconductor production data reflects production of the Company and its joint ventures.

  Net Sales

    Consolidated net sales for the first quarter of 2001 were higher by 16% compared to the first quarter of 2000, primarily due to an increase in net sales from Semiconductor operations.

    Net sales from Semiconductor operations for the first quarter of 2001 increased by 16% as compared to the first quarter of 2000 and decreased by 32% as compared to the fourth quarter of 2000. The increase in net sales from Semiconductor operations for the first quarter of 2001 compared to the first quarter of 2000 was primarily due to a 67% increase in total megabits of semiconductor memory sold, partially offset by a 31% decline in average selling prices. The Company achieved higher megabit sales in the first quarter of 2001 as compared to the first quarter of 2000 through increases in total wafer outs, ongoing transitions to successive reduced die size ("shrink") versions of existing memory products and shifts to higher density products. The increase in wafer outs was primarily due to increased capacity utilization of the Company's international and joint venture facilities.

    The decrease in net sales from Semiconductor operations for the first quarter of 2001 as compared to the fourth quarter of 2000 was principally due to a 25% decrease in total megabits of semiconductor memory sold and a 9% decline in average selling prices. The decline in net sales and average selling prices in the first quarter was the result of a lower level of sales to PC OEMs who built inventory during the Company's fourth quarter in anticipation of heightened consumer demand which did not fully materialize. Subsequent to the end of the first quarter, industry supply of semiconductor memory has exceeded demand and as a result the Company's inventory levels have continued to grow.

    The Company's primary memory product in the first quarter of 2001 was the 128 Meg Synchronous DRAM ("SDRAM"), which constituted approximately 39% of net sales for Semiconductor operations. The 128 Meg SDRAM comprised approximately 6% and 43% of net sales for Semiconductor operations for the first and fourth quarters of 2000, respectively. The 64 Meg SDRAM comprised approximately 18% of net sales for Semiconductor operations in the first quarter of 2001, and 70% and 28% of net sales for Semiconductor operations the first and fourth quarters of 2000, respectively. The Company's primary memory product comprised a smaller percentage of Semiconductor operations net sales for the first quarter of 2001 as compared to the fourth quarter of 2000 because average selling prices for the Company's 128 Meg SDRAM product declined at a faster rate than the average selling prices for many of the Company's other memory products.

    Net sales from PC operations for the first quarter of 2001 were 9% higher compared to the first quarter of 2000 primarily due to a 27% increase in unit sales of the Company's PC systems, partially offset by a 17% decrease in overall average selling prices for PC systems. Average selling prices for desktop systems, which are the PC operations primary product, declined 18% for the first quarter of 2001 as compared to the first quarter of 2000. Desktop and notebook unit sales increased by 31% and 9%, respectively, comparing the first quarter of 2001 with the first quarter of 2000. Net sales from PC operations for the first quarter of 2001 were relatively flat as compared to the fourth quarter of 2000.

  Gross Margin

	First Quarter
	2001	% Change	2000
Gross margin	$791.3	2.8%	$813.7
as a % of net sales	43.2%		51.4%

    The decrease in overall gross margin for the first quarter of 2001 as compared to the first quarter of 2000 is primarily attributable to a decline in gross margin for Semiconductor operations and, to a lesser extent, to a decline in gross margin for PC operations. The Company's consolidated gross margin percentage for the fourth quarter of 2000 was 53%. The decrease in overall gross margin for the first quarter of 2001 as compared to the fourth quarter of 2000 is primarily attributable to Semiconductor operations.

    The gross margin percentage for the Company's Semiconductor operations for the first quarter of 2001 was 49%, compared to 58% for the first quarter of 2000. This decrease in gross margin percentage for the Company's Semiconductor operations was due to the 31% decrease in average selling prices per megabit of memory, partially offset by decreases in per megabit manufacturing costs resulting from continued improvements in manufacturing efficiency. Manufacturing cost improvements were achieved principally through transitions to shrink versions of existing products and shifts to higher average density products.

    The gross margin percentage on sales of semiconductor memory products for the fourth quarter of 2000 was 58%. The decrease in gross margin percentage for semiconductor memory products sold in the first quarter of 2001 as compared to the fourth quarter of 2000 was primarily due to the 9% decrease in average selling prices per megabit of memory, and to a lesser extent, due to increased costs for products purchased from MTI's joint ventures.

    Subject to specific terms and conditions, MTI has agreed to purchase all of the products manufactured by two joint venture wafer fabrication facilities: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." The JVs supplied in excess of 40% of the total megabits of memory produced by the Company in the first quarter of 2001. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly and based on a discount from MTI's average selling prices. MTI provides certain technology, engineering support and training to the JVs. MTI also performs assembly and test services on product manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs. The Company realized lower gross margins on sales of JV products than for products manufactured by its wholly-owned facilities in the first quarter of 2001 and the first and fourth quarters of 2000. MTI has pending a transaction to purchase Kobe Steel's equity interest in KMT. In the event the transaction is completed, KMT would become a wholly-owned subsidiary of MTI. (See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Joint ventures.")

    The gross margin percentage for PC operations decreased to 11% in the first quarter of 2001 from 14% in the first quarter of 2000, primarily due to an increase in lower margin retail direct and government PC sales. Additionally, the Company continues to experience pricing pressure on its PC systems resulting in the 17% decline in overall average selling prices for PC systems for these comparative periods. The gross margin percentage for PC operations was 12% in the fourth quarter of 2000.

  Selling, General and Administrative

	First Quarter
	2001	% Change	2000
Selling, general and administrative	$149.6	10.7%	$167.6
as a % of net sales	8.2%		10.6%

    Selling, general and administrative expenses decreased in the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of a $19 million charge in the first quarter of 2000 for the market value of MEI common stock contributed by MTI to the Micron Technology Foundation and a decrease in advertising expense for the Company's PC operations. Selling, general and administrative expenses decreased in the first quarter of 2001 as compared to the fourth quarter of 2000 primarily as a result of lower levels of performance based compensation costs for the Company's Semiconductor operations and lower bad debt expense.

  Research and Development

	First Quarter
	2001	% Change	2000
Research and development	$139.5	52.1%	$91.7
as a % of net sales	7.6%		5.8%

    Substantially all the Company's research and development efforts relate to its Semiconductor operations.  Research and development expenses vary primarily with personnel costs, the number of development wafers processed and the cost of advanced equipment dedicated to new product and process development. The increase in research and development expenses in the first quarter of 2001 as compared to the first quarter of 2000 is primarily due to an increased number of development wafers processed and higher compensation expenses reflecting an increased number of personnel. Process technology research and development efforts are focused on .15µ and .13µ line-width process technologies, which will enable the Company to transition to next generation products. Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 128 Meg SDRAMs and on design and development of the Company's Flash, 256 Meg and 512 Meg SDRAMs, DDR SDRAM and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory, RDRAM, and advanced DRAM technology ("ADT") products. The Company is also developing technology which enables customers to more rapidly adopt the Company's advanced memory architectures such as DDR and ADT.

    The Company is transitioning its manufacturing operations to .15µ line-width process technology and expects this transition to continue throughout 2001. The Company anticipates that it will move to .13µ line-width process technology in the next few years as needed for the development of future generation semiconductor products.

  Other Operating Expense (Income), net

    Other operating income for the first quarter of 2001 primarily reflects the net pre-tax gain from sales of semiconductor operations equipment. Other operating expense for the first quarter of 2000 primarily reflects the net pre-tax charge from the write-down and disposal of semiconductor operations equipment.

  Other Non-Operating Income, net

    Other non-operating income for the first quarter of 2001 reflects a gain of $5 million on the sale of MEI's remaining interest in MCMS, Inc. Other non-operating income for the first quarter of 2000 includes a $10 million gain on the contribution by MTI of 1.9 million shares of MEI common stock (the "Contribution") to the Micron Technology Foundation. The Contribution decreased MTI's ownership interest in MEI from approximately 63% to 61%. Selling, general and administrative expense in the first quarter of 2000 reflects a $19 million charge for the market value of the stock contributed.

  Income Tax Provision

    The effective tax rate for the first quarter of 2001 and 2000 approximated 35%. Taxes on earnings of certain foreign operations and domestic subsidiaries not consolidated for tax purposes may cause the effective tax rate to vary significantly from period to period.

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

    SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, certain underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. The Company adopted the standard in the first quarter of 2001. The adoption did not affect the Company's results of operations or financial position.

    SAB No. 101 summarizes certain views of SEC staff in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

Liquidity and Capital Resources

    As of November 30, 2000, the Company had cash and liquid investments totaling $2.5 billion. The Company's principal source of liquidity during the first three months of 2001 was net cash flow from operations of $617 million. During the first three months of 2001 the Company made $507 million of property, plant and equipment expenditures and incurred an increase of $322 million in inventory.

    In the first quarter of 2001, the Company's 6.5% convertible subordinated notes due October 2005, with a principal amount outstanding of $740 million, were converted into approximately 24.7 million shares of common stock, resulting in a reclassification of $685 million from debt to equity.

    The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. The Company continuously evaluates the financing of capital improvements, including the conversion of some of its operations to 300 millimeter wafer processing, and in this regard has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may seek to raise additional funds through issuing debt or equity securities beyond those covered by the existing shelf registration statement. The Company spent approximately $544 million in the first quarter of 2001 for purchases of equipment and construction and improvement of buildings and expects capital spending to exceed $2 billion in 2001. As of November 30, 2000, the Company had commitments extending into fiscal 2003 of approximately $1.3 billion for equipment purchases and software infrastructure and approximately $238 million for the construction of facilities.

    MTI has pending a transaction to purchase Kobe Steel's equity interest in KMT. In conjunction with the purchase transaction, it is anticipated that MTI will assume or repay all of KMT's debt,

projected to approximate $325 million at closing. Closing is expected to occur in the first half of calendar 2001. There can be no assurance, however, that the pending transaction with Kobe Steel will be consummated.

    As of November 30, 2000, approximately $306 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's Semiconductor operations. MEI has a $100 million unsecured credit agreement, expiring June 2001, which contains certain restrictive covenants pertaining to MEI, including certain financial ratios and limitations on the amount of dividends declared or paid by MEI. As of November 30, 2000, MEI had no borrowings outstanding under the agreement.

Certain Factors

    In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 31, 2000, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

The volatile nature of the DRAM industry could adversely affect our future operating results

    The DRAM industry is highly volatile. Due to the commodity nature of DRAM products, when the supply of DRAM products exceeds the demand for such products, average selling prices for DRAM products decline, sometimes rapidly. In the past, our operating results and cash flows have been adversely affected by:

  •
  excess worldwide DRAM supply, and

  •
  declines in average selling prices for DRAM products.

We are dependent on the personal computer ("PC") market as most of the memory products we sell are used in PCs or peripherals. If either the growth rate of PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease

    We sold most of our memory products to PC or peripheral markets in the first quarter of 2001. DRAMs are the most widely used semiconductor memory component in PCs. The PC market has experienced a slower rate of growth in recent periods and industry forecasts indicate that the amount of memory included in each PC will remain relatively stable in 2001. If either the growth rate of PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease and our results of operations, cash flows and financial condition could be adversely affected.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business

    Average per megabit selling prices for memory products decreased by 9% in the first quarter of 2001 as compared to the fourth quarter of 2000 and have decreased approximately 30% per year on a long-term basis. Further, significant fluctuations in average selling prices for our memory products have occurred, including periods when decreases exceeded the long-term 30% rate as shown in the following chart:

Fiscal year to year comparison	Change in average price per megabit
2000 to 1999	3%
1999 to 1998	(37)%
1998 to 1997	(60)%
1997 to 1996	(75)%
1996 to 1995	(46)%

    We are unable to predict pricing conditions for any future period. If average selling prices for our memory products decrease faster than we are able to decrease per megabit manufacturing costs, our results of operations, cash flows and financial condition would be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for DRAM

    We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps.  These improvements increase worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture semiconductors in facilities that process

300-millimeter ("300mm") wafers as opposed to the current industry standard, 200mm wafers. 300mm wafers have approximately 130% greater usable surface area than 200mm wafers and their widespread use in the industry, which is expected to occur within the next two to five years, will lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM capacity expansions, either by way of new facilities, increased capacity utilization, or reallocation of other semiconductor production to DRAM production. We are currently evaluating several capacity expansion programs for our various fabrication facilities. Increases in worldwide supply of DRAM could lead to further declines in average selling prices for our products and adversely affect our results of operations and cash flows.

If any one of our major PC original equipment manufacturer ("OEM") customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected

    We supply several major PC OEMs with more than 30% of their memory requirements. Sales to two of our PC OEM customers approximated 20% of our Semiconductor operation's net sales in the first quarter of 2001. If any one of our major PC OEM customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected

    To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We must make substantial capital investments to convert manufacturing operations to 300mm wafer processing over the next several years. We made $544 million in capital investments in the first quarter of 2001 and currently estimate that our capital investments will exceed $2 billion for fiscal 2001. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

If we are unable to reduce per megabit manufacturing costs of our memory products at an acceptable rate, our results of operations could be adversely affected

    To reduce per megabit manufacturing costs we must:

  •
  design and develop new generation products,

  •
  reduce the die size of our existing products, and

  •
  increase the production of these products at acceptable rates to acceptable yields.

If these efforts are unsuccessful, we may be unable to sufficiently reduce per megabit manufacturing costs and our results of operations and cash flows could be adversely affected.

If our manufacturing process is interrupted, our results of operations and cash flows could be adversely affected

    We manufacture products using highly complex processes that require technologically advanced and costly equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time or cost-effectively. Additionally, if production at a fabrication facility is interrupted, we may be unable to meet demand and customers may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

Our transition to higher bandwidth products and more diverse product offerings may adversely affect our manufacturing efficiency

    The semiconductor memory industry is currently transitioning to higher bandwidth products, including Double Data Rate Synchronous DRAM ("DDR SDRAM") and direct Rambus® DRAM ("RDRAM®"). We may have trouble achieving the same manufacturing efficiencies in higher bandwidth products as other memory products. In addition, we have committed to make more Flash and SRAM products which may also hinder our manufacturing efficiencies. Our transition to higher bandwidth products and more diverse product offerings may adversely impact our:

  •
  productivity levels,

  •
  die per wafer yields,

  •
  backend assembly, and

  •
  test equipment requirements.

Our transition to higher bandwidth products and more diverse product offerings could increase per megabit production costs and we may not achieve our historical rate of cost per megabit reductions.

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

  •
  our substantial completion of product and process technology upgrades in our international and JV facilities;

  •
  our commitment of more wafer starts to our Flash and SRAM products;

  •
  our ability to implement more complex technologies without compromising our manufacturing yields; or

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes.

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our business, results of operation and financial condition

    From time to time, others have asserted, and may in the future assert, that our products or our processes infringe their product or process technology rights. In this regard, we are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and us are pending in the United States, Germany, France, the United Kingdom and Italy. We are unable to predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

    We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic royalty payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

If we are not able to purchase technologically-advanced semiconductor manufacturing equipment, our results of operations could be harmed

    Our Semiconductor operations require highly advanced, complex, and costly semiconductor equipment. If we want to continue to be a low-cost producer of semiconductor memory products, we will need to be able to replace obsolete equipment and purchase the most technologically-advanced semiconductor manufacturing equipment. However, there are only a limited number of suppliers capable of providing this critical equipment. Equipment shortages have occurred from time to time in the past and lead times for ordering new equipment are typically 6 to 18 months. We often need to place orders for new equipment several months in advance to ensure timely delivery, which may limit our ability to alter plans in response to changes in market conditions. Our supply of new equipment could be significantly delayed if any shortages occur. Any equipment delays could limit our ability to use the most cost-effective processes and limit our ability to expand our capacity.

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

We face risks associated with our international sales and operations that could adversely affect our operating results

    International sales approximated 38% of our consolidated net sales in the first quarter of 2001. We expect international sales to increase. In addition, we support manufacturing operations in Italy, Singapore, Japan and Scotland. Our international sales and international operations are subject to a variety of risks, including:

  •
  currency fluctuations, export duties, changes to import and export regulations and restrictions on the transfer of funds,

  •
  employee turnover and labor unrest,

  •
  longer payment cycles and greater difficulty in collecting accounts receivable,

  •
  compliance with a variety of international laws, and

  •
  political and economic instability.

These factors may adversely impact our business, results of operations and financial condition.

If average selling prices of memory products decline, we may not be able to generate sufficient cash flow to fund our operations

    Historically, we have invested substantially all cash flow from Semiconductor operations in capacity expansion and enhancement programs. Our cash flow from operations depends primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. If average selling prices decline at a faster rate than our per megabit manufacturing costs, we may not be able to generate sufficient cash flows to sustain our operations. We may be unable to obtain other external sources of liquidity to fund our operations or efforts to enhance our capacity and product and process technology. Without additional financing, we may be unable to invest sufficiently in capacity expansion and enhancement programs, which could materially adversely affect our business, results of operations and financial condition.

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

  •
  we may need to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product.

  •
  we may encounter adverse publicity, which could cause a decrease in sales of our products.

If our supply of memory products from our joint ventures is interrupted, our results of operations could be adversely affected

    We participate in two joint ventures that currently supply us with in excess of 40% of our total megabits of memory produced. We have agreements to purchase all of the production from the joint ventures subject to specific terms and conditions. The joint ventures have historically required and presently are required to seek additional financing to fund their ongoing operations and transition to next generation technologies. Our source of supply may be interrupted if either joint venture is unable to repay or refinance existing debt or obtain required incremental financing. In addition, our supply from each joint venture may be interrupted if the joint venture's operations experience a disruption in its manufacturing process. Any reduction in supply could adversely affect our results of operations and cash flows.

    We have a pending transaction to purchase all of the equity interest in our KMT joint venture. (See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Joint Ventures.")

If our subsidiary, Micron Electronics, Inc., fails to compete effectively in the highly competitive PC and e-services industry, our consolidated results of operations could be adversely affected

    Our results of operations are affected by, Micron Electronics, Inc. ("MEI"), our 61% owned subsidiary. In 2000, we reduced our ownership in MEI from 63% to 61% through contributions to the Micron Technology Foundation. We anticipate that we will further reduce our ownership share in MEI through contributions to the Foundation. MEI is a publicly traded PC and e-services business. MEI's results of operations, and the resulting effect upon our consolidated results of operations, are linked to conditions in the PC and e-services markets and to MEI's ability to compete effectively in these markets. The PC market has recently experienced reduced growth rates and severe pricing pressure. MEI's success depends on its ability to:

  •
  accurately forecast technology trends, design and introduce new PC products and correctly identify demand for such products,

  •
  effectively manage materials and finished goods inventories, manufacturing constraints, and component costs,

  •
  effectively market PC products directly to end customers and gain market share, and

  •
  identify value added e-services solutions, build an e-services infrastructure to deliver such solutions and generate e-services customers at acceptable margins.

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

The DRAM market is expected to undergo considerable market segmentation in the near future. If we fail to accurately predict and meet market demand for various products, the results of our operations and cash flows could be harmed

    The DRAM market in the past has been characterized by production of large volumes of one dominant part type with the lowest possible megabit cost. We expect the DRAM market to partially transition its focus from the production of one dominant part type to a market with several different part types based on a variety of new technologies. These new technologies include PC133 SDRAM, Double Data Rate (DDR) DRAM, and Rambus® DRAM. We also expect to support a larger number of product densities in the future. This segmentation of the DRAM market is expected to continue in future periods, as our memory products are used in a wide variety of different products. If we are to maintain our large market share with major OEM customers we must offer a broader range of products to meet the memory requirements of these OEMs. It takes several months, or even years, to develop and qualify new products. If we are unable to accurately predict the demand for new products or the technologies on which these new products are based, our results of operations and cash flows could be adversely affected given the long lead times associated with product development.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company's investments mature within one year. The carrying value of the Company's long-term debt was $293 million at November 30, 2000, and $1.0 billion at August 31, 2000. The Company held aggregate cash and other assets in foreign currency valued at approximately US $74 million as of November 30, 2000, and US $97 million as of August 31, 2000. The Company also held aggregate foreign currency payables valued at approximately US $112 million as of November 30, 2000, and US $157 million as of August 31, 2000 (including long-term liabilities denominated in Euros valued at approximately US $16 million for both dates). Foreign currency receivables and payables are comprised primarily of Japanese Yen, British Pounds, Euros and Singapore Dollars.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Shearman Act; (2) a declaratory judgement (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction. On December 21, 2000, an appeals panel of the Court of Monza ordered that the seizure be revoked and held that the Monza court had no jurisdiction to adjudicate the matter. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. The Company is unable to predict the outcome of these suits.

Item 4. Submission of Matters to a Vote of Shareholders

    The registrant's 2000 Annual Meeting of Shareholders was held on November 28, 2000. At the meeting, the following items were submitted to a vote of the shareholders:

    (a)  The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld
Steven R. Appleton	496,861,501	5,824,006
James W. Bagley	492,786,082	9,899,425
Robert A. Lothrop	496,762,831	5,922,676
Thomas T. Nicholson	496,827,698	5,857,809
Don J. Simplot	496,799,224	5,886,283
Gordon C. Smith	496,751,194	5,934,313
William P. Weber	496,637,744	6,047,763

    (b)  The amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 1,000,000,000 to 3,000,000,000 was approved with 324,418,658 votes in favor, 176,854,319 votes against, 1,412,530 abstentions and 0 broker non-votes.

    (c)  The amendment to the Company's Certificate of Incorporation eliminating the Company's authority to issue Class A Common Stock was approved with 500,256,547 votes in favor, 775,724 votes against, 1,653,236 abstentions and 0 broker non-votes.

    (d)  The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending August 30, 2001, was approved with 500,917,329 votes in favor, 369,536 votes against, 1,398,642 abstentions and 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

    (a)  The following are filed as a part of this report:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant, as amended

    (b)  The registrant did not file any reports on Form 8-K during the fiscal quarter ended November 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc. (Registrant)
Dated: January 11, 2001	/s/ Wilbur G. Stover, Jr. Wilbur G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES