Form 10-Q
period 2001-03-01
MICRON TECHNOLOGY INC
filed 2001-04-16
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10658

Micron Technology, Inc.

State or other jurisdiction of incorporation or organization: Delaware

Internal Revenue Service—Employer Identification No. 75-1618004

8000 S. Federal Way, Boise, Idaho 83716-9632
(208) 368-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock as of April 5, 2001, was 596,212,941 shares of common stock.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets

(Dollar amounts in millions except par value amounts)
(Unaudited)

As of	March 1, 2001	August 31, 2000
ASSETS
Cash and equivalents	$599.9	$701.7
Liquid investments	1,449.2	1,764.7
Receivables	579.4	1,413.1
Inventories	1,141.1	688.6
Prepaid expenses	34.0	14.9
Deferred income taxes	126.0	124.7

Total current assets	3,929.6	4,707.7
Product and process technology, net	216.6	213.0
Property, plant and equipment, net	4,588.6	4,172.3
Other assets	381.9	254.2
Net assets of discontinued PC operations	—	66.4

Total assets	$9,116.7	$9,413.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$739.7	$1,328.8
Deferred income	54.8	83.0
Equipment purchase contracts	44.6	45.9
Current portion of long-term debt	42.4	46.8

Total current liabilities	881.5	1,504.5
Long-term debt	230.2	931.4
Deferred income taxes	306.1	325.1
Other liabilities	73.6	64.4
Net liabilities of discontinued PC operations	15.0	—

Total liabilities	1,506.4	2,825.4

Commitments and contingencies
Minority interest	144.4	156.2
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 595.3 million and 567.3 million shares, respectively	59.5	56.7
Additional capital	3,591.5	2,824.2
Retained earnings	3,813.5	3,549.6
Accumulated other comprehensive income	1.4	1.5

Total shareholders' equity	7,465.9	6,432.0

Total liabilities and shareholders' equity	$9,116.7	$9,413.6

2000 amounts have been restated to reflect separately the discontinued PC operations.
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)
(Unaudited)

For the quarter ended	March 1, 2001	March 2, 2000
Net sales	$1,065.7	$1,159.1

Costs and expenses:
Cost of goods sold	865.4	681.1
Selling, general and administrative	109.0	93.4
Research and development	130.9	103.3
Other operating expense, net	1.4	9.2

Total costs and expenses	1,106.7	887.0

Operating income (loss)	(41.0)	272.1
Interest income	43.7	27.9
Interest expense	(4.1)	(30.6)
Other non-operating income (loss), net	0.1	(0.2)

Income (loss) before income taxes and minority interest	(1.3)	269.2
Income tax (provision) benefit	1.3	(92.9)
Minority interest in net income	(4.1)	(7.5)

Income (loss) from continuing operations	(4.1)	168.8
Discontinued PC operations, net of taxes and minority interest:
Loss from operations of PC business	(28.8)	(7.5)
Loss on disposal of PC business	(55.4)	—

Net loss from discontinued PC operations	(84.2)	(7.5)

Net income (loss)	$(88.3)	$161.3

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.31
Discontinued PC operations	(0.14)	(0.01)

Total	$(0.15)	$0.30

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.30
Discontinued PC operations	(0.14)	(0.01)

Total	$(0.15)	$0.29

Number of shares used in per share calculations:
Basic	593.8	540.8
Diluted	593.8	557.2

2000 amounts have been restated to reflect separately the discontinued PC operations.
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)
(Unaudited)

For the six months ended	March 1, 2001	March 2, 2000
Net sales	$2,637.3	$2,502.8

Costs and expenses:
Cost of goods sold	1,674.5	1,247.0
Selling, general and administrative	215.4	197.0
Research and development	269.9	194.8
Other operating expense (income), net	(1.8)	32.1

Total costs and expenses	2,158.0	1,670.9

Operating income	479.3	831.9
Interest income	90.5	51.8
Interest expense	(14.7)	(62.3)
Other non-operating income, net	5.2	9.3

Income before income taxes and minority interest	560.3	830.7
Income tax provision	(194.7)	(288.3)
Minority interest in net income	(10.2)	(20.6)

Income from continuing operations	355.4	521.8
Discontinued PC operations, net of taxes and minority interest:
Loss from operations of PC business	(36.1)	(19.2)
Loss on disposal of PC business	(55.4)	—

Net loss from discontinued PC operations	(91.5)	(19.2)

Net income	$263.9	$502.6

Basic earnings (loss) per share:
Continuing operations	$0.60	$0.97
Discontinued PC operations	(0.15)	(0.04)

Total	$0.45	$0.93

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.92
Discontinued PC operations	(0.15)	(0.03)

Total	$0.44	$0.89

Number of shares used in per share calculations:
Basic	587.9	539.6
Diluted	609.1	596.0

2000 amounts have been restated to reflect separately the discontinued PC operations.
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(Amounts in millions)
(Unaudited)

For the six months ended	March 1, 2001	March 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$355.4	$521.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	540.4	463.1
Additional paid in capital tax effect from stock purchase plans	23.5	84.8
Change in operating assets and liabilities:
Decrease (increase) in receivables, net of noncash reclassifications	833.3	(197.0)
Increase in inventories	(452.5)	(316.3)
Increase (decrease) in accounts payable and accrued expenses, net of plant and equipment purchases	(538.5)	115.8
Other	(199.8)	21.4

Net cash provided by operating activities	561.8	693.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(894.3)	(449.1)
Purchase of available-for-sale securities	(1,475.3)	(1,123.4)
Proceeds from maturities of available-for-sale securities	1,655.6	1,079.7
Proceeds from sales of available-for-sale securities	49.7	76.3
Purchase of held-to-maturity securities	(75.1)	(124.3)
Proceeds from maturities of held-to-maturity securities	132.0	154.9
Other	(71.5)	(51.3)

Net cash used for investing activities	(678.9)	(437.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	60.0	138.4
Payments on equipment purchase contracts	(105.1)	(150.7)
Repayments of debt	(24.7)	(109.3)
Other	0.9	0.5

Net cash used for financing activities	(68.9)	(121.1)
Net cash provided by discontinued PC operations	84.2	—

Net increase (decrease) in cash and equivalents	(101.8)	135.3
Cash and equivalents at beginning of period	701.7	294.6

Cash and equivalents at end of period	$599.9	$429.9

SUPPLEMENTAL DISCLOSURES
Income taxes refunded (paid), net	$(420.7)	$168.1
Interest paid, net of amounts capitalized	(30.6)	(54.9)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	104.0	135.1
Net conversion of notes to equity	684.6	—

2000 amounts have been restated to reflect separately the discontinued PC operations.
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in millions)
(Unaudited)

For the quarter ended	March 1, 2001	March 2, 2000
Net income (loss)	$(88.3)	$161.3
Unrealized gain (loss) on investments	(0.3)	38.8

Total comprehensive income (loss), net of tax	$(88.6)	$200.1

For the six months ended	March 1, 2001	March 2, 2000
Net income	$263.9	$502.6
Unrealized gain (loss) on investments	(0.1)	39.5

Total comprehensive income, net of tax	$263.8	$542.1

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(All tabular amounts are stated in millions)

1. Unaudited interim financial statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. Micron Technology, Inc. and its wholly-owned subsidiaries are collectively hereinafter referred to as "MTI." The Company's Web-hosting and discontinued personal computer ("PC") operations are operated through Micron Electronics, Inc. ("MEI"), an approximately 60% owned, publicly-traded subsidiary of MTI.

    As a result of MEI's plan to discontinue its PC operations, the net assets (liabilities), results of operations and cash flows of the PC business have been reported separately as discontinued PC operations in the Company's consolidated financial statements and previously reported consolidated financial statements have been restated to present consistently the discontinued PC operations. (See "Note 6—Discontinued PC operations.")

    Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the FASB in June 1998 and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999.

    SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, certain underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. The Company adopted the standard in the first quarter of 2001. The adoption did not have a significant impact on the Company's results of operations or financial position.

    SAB No. 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

    These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000.

2. Supplemental balance sheet information

As of	March 1, 2001	August 31, 2000
Receivables
Trade receivables	$430.4	$1,199.1
Income and other taxes receivable	62.2	78.9
Receivables from joint ventures	29.4	79.4
Other receivables	71.3	89.1
Allowance for returns and discounts	(7.3)	(19.0)
Allowance for doubtful accounts	(6.6)	(14.4)

	$579.4	$1,413.1

Inventories
Finished goods	$662.4	$284.4
Work in progress	386.7	330.6
Raw materials and supplies	105.8	83.0
Allowance for obsolescence	(13.8)	(9.4)

	$1,141.1	$688.6

Property, plant and equipment
Land	$46.3	$46.3
Buildings	1,376.0	1,360.6
Equipment	5,360.5	4,795.5
Construction in progress	739.6	611.1
Software	151.0	140.2

	7,673.4	6,953.7
Less accumulated depreciation and amortization	(3,084.8)	(2,781.4)

	$4,588.6	$4,172.3

    As of March 1, 2001, property, plant and equipment included total costs of $1,133.4 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $611.4 million relates to construction in progress that has not been placed in service and is not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of March 1, 2001, it was determined there was no impairment.

    Depreciation expense was $255.4 million and $505.9 million, respectively, for the second quarter and first six months of 2001, and $220.4 million and $428.1 million for the second quarter and first six months of 2000, respectively.

As of	March 1, 2001	August 31, 2000
Accounts payable and accrued expenses
Accounts payable	$548.2	$647.3
Salaries, wages and benefits	105.7	222.3
Taxes payable other than income	32.2	94.8
Income taxes payable	18.1	288.2
Other	35.5	76.2

	$739.7	$1,328.8

Debt
Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized discount of $56.2 million	$—	$683.8
Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $30.7 million and $33.3 million, respectively	179.3	176.7
Notes payable in periodic installments through July 2015, weighted average interest rate of 7.2% and 7.3%, respectively	74.2	94.5
Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of 7.4% and 7.4%, respectively	19.1	23.2

	272.6	978.2
Less current portion	(42.4)	(46.8)

	$230.2	$931.4

    The convertible subordinated notes due October 2005 were converted into approximately 24.7 million shares of the Company's common stock on October 10, 2000. The subordinated notes due October 2005 have a face value of $210 million and a stated interest rate of 6.5%.

    MEI terminated its unsecured credit agreement effective March 28, 2001. As of March 1, 2001, MEI had no borrowings outstanding under the agreement.

3. Other operating expense, net

    Other operating expense for the second quarter and first six months of 2000 includes net pre-tax losses of $7.1 million and $25.3 million, respectively, from the write-downs and disposals of semiconductor operations equipment.

4. Other non-operating income, net

    Other non-operating income for the first six months of 2001 includes a $4.5 million gain on MEI's sale of its remaining interest in MCMS, Inc., formerly Micron Custom Manufacturing Services and a wholly owned subsidiary of MEI. Other non-operating income for the first six months of 2000 includes a $9.7 million gain on the contribution by MTI of 1.9 million shares of MEI common stock to the

Micron Technology Foundation. Selling, general and administrative expense in the first six months of 2000 includes an $18.7 million charge for the value of the stock contributed.

5. Income tax provision (benefit)

    The Company's expected effective tax rate for its continuing operations is approximately 35% for 2001, which primarily reflects the statutory corporate income tax rate and the net effect of state taxation. In addition, the Company's consolidated effective tax rate may vary from period to period due to taxes on earnings or losses of domestic subsidiaries not consolidated for tax purposes and certain foreign operations.

6. Discontinued PC operations

    On March 23, 2001, MEI entered into a non-binding letter of intent to sell its PC business to a private technology equity investment firm. The sale of the PC business is expected to take place during the second half of 2001. Summary operating results for the discontinued PC operations follow:

	Quarter ended		Six months ended
	March 1, 2001	March 2, 2000	March 1, 2001	March 2, 2000
Net sales	$194.5	$233.4	$455.2	$474.1

Loss from operations of PC business	$(45.3)	$(19.2)	$(64.1)	$(47.7)
Minority interest	12.6	5.2	18.0	12.7
Income tax benefit	3.9	6.5	10.0	15.8

Loss from operations of PC business, net	(28.8)	(7.5)	(36.1)	(19.2)

Loss on disposal of PC business	(109.6)	—	(109.6)	—
Estimated operating losses during phase-out period	(43.3)	—	(43.3)	—
Minority interest	58.2	—	58.2	—
Income tax benefit	39.3	—	39.3	—

Loss on disposal of PC business, net	(55.4)	—	(55.4)	—

Loss on discontinued PC operations, net	$(84.2)	$(7.5)	$(91.5)	$(19.2)

    The estimated operating losses during the phase-out period shown in the summary above are the estimated operating losses of the PC business from March 2, 2001, through the anticipated disposal date.

    Summarized balance sheet information for the discontinued PC operations is as follows:

As of	March 1, 2001	August 31, 2000
Current assets	$211.7	$196.7
Property, plant and equipment	79.7	85.4
Other long-term assets	2.9	2.2

Total assets	294.3	284.3

Current liabilities	(298.4)	(143.0)
Long-term liabilities	(20.7)	(31.8)

Total liabilities	(319.1)	(174.8)

Minority interest	9.8	(43.1)

Net assets (liabilities) of discontinued PC operations	$(15.0)	$66.4

7. Earnings per share

    Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share incorporates the additional shares issued from the assumed exercise of outstanding stock options using the "treasury stock" method and conversion of convertible debentures using the "if-converted" method, when dilutive. Diluted earnings per share also incorporates an adjustment to net income to exclude the after-tax effect of interest expense that would have been avoided from the assumed conversion of convertible debentures which amounted to $3.0 million for the first six months of 2001 and $25.5 million for the first six months of 2000. Net income per diluted earnings per share did not incorporate an adjustment for the assumed conversion of convertible debentures in the second quarter of 2000 because it would be antidilutive.

    A reconciliation of the number of common shares outstanding follows:

	Quarter ended		Six months ended
	March 1, 2001	March 2, 2000	March 1, 2001	March 2, 2000
Weighted average common stock outstanding—Basic	593.8	540.8	587.9	539.6
Net effect of dilutive stock options	—	16.4	15.9	16.9
Net effect of dilutive convertible subordinated notes	—	—	5.3	39.5

Adjusted weighted average common stock—Diluted	593.8	557.2	609.1	596.0

    The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Quarter ended		Six months ended
	March 1, 2001	March 2, 2000	March 1, 2001	March 2, 2000
Employee stock plans	64.7	3.9	3.8	3.1
8.4% convertible subordinated notes payable due 2005	—	24.7	—	—
7.0% convertible subordinated notes payable due 2004	—	14.8	—	—

8. Joint ventures

    MTI participates in two memory manufacturing joint ventures: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH, which operates in Singapore, is a joint venture between MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. KMT, which operates in Japan, is a joint venture between MTI and Kobe Steel, Ltd. TECH and KMT are collectively referred to herein as the "JVs." MTI has executed an acquisition agreement to purchase Kobe Steel's 75% equity interest in KMT for $25 million. In conjunction with the acquisition, it is anticipated that MTI will repay, assume or refinance all of KMT's debt, projected to approximate $300 million at closing. Upon closing of the acquisition, expected to occur at the end of April 2001, KMT will become a wholly-owned subsidiary of MTI. The consolidated financial statements do not reflect MTI's proposed transaction with Kobe Steel.

    Subject to certain terms and conditions, MTI has agreed to purchase all of the JVs' production. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly based on a discount from MTI's average selling prices. MTI is a party to various agreements with the JVs whereby MTI provides technology, engineering support and training to assist the JVs in operating advanced wafer fabrication facilities to produce MTI DRAM products. MTI also performs assembly and test services on product manufactured by the JVs. The net cost of products purchased from the JVs, amounting to $115.3 million for KMT and $260.4 million for TECH for the second quarter of 2001 and $257.6 million for KMT and $581.1 million for TECH for the first six months of 2001. The net cost of products purchase from the JVs amounted to $147.1 million for KMT and $187.6 million for TECH for the second quarter of 2000 and $260.7 million and $249.9 million for the first six months of 2000.

    MTI amortizes the value of the JV supply arrangements on a straight-line basis over the remaining contractual life of the shareholder agreements. Amortization expense resulting from the JV supply arrangements, included in the cost of product purchased from the JVs, was $2.9 and $5.8 million for the second quarter and first six months of 2001 and was $0.6 million and $1.3 million for the second quarter and first six months of 2000, respectively. Receivables from KMT and TECH were $11.4 million and $18.0 million and payables were $89.2 million and $106.1 million, respectively, as of March 1, 2001. As of August 31, 2000, receivables from KMT and TECH were $12.6 million and $66.8 million and payables were $90.1 million and $89.3 million, respectively.

9. Operating segment information

    The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. The Company's two reportable segments are Semiconductor operations and Web-hosting operations. The Semiconductor operations primary product is DRAM. The

Web-hosting operations primary products are internet access and web-hosting services. Segment operating results are measured based on operating income (loss).

	Quarter ended		Six months ended
	March 1, 2001	March 2, 2000	March 1, 2001	March 2, 2000
Net sales
Semiconductor operations:
External	$1,045.9	$1,144.1	$2,591.8	$2,466.0
Sales to discontinued PC operations	5.3	7.9	17.4	25.5

	1,051.2	1,152.0	2,609.2	2,491.5
Web-hosting operations	14.5	7.2	28.0	11.3
Other	—	(0.1)	0.1	—

Total consolidated net sales	$1,065.7	$1,159.1	$2,637.3	$2,502.8

Operating income (loss)
Semiconductor operations	$(24.4)	$282.1	$514.0	$847.0
Web-hosting operations	(16.8)	(8.1)	(35.1)	(11.6)
Other	0.2	(1.9)	0.4	(3.5)

Total consolidated operating income (loss)	$(41.0)	$272.1	$479.3	$831.9

    Segment assets consist of cash, investments, accounts receivable, inventory and property, plant and equipment.

	March 1, 2001	August 31, 2000
Segment assets as of
Semiconductor operations	$8,172.2	$8,416.7
Web-hosting operations	266.3	411.3
All other	14.1	14.6

	8,452.6	8,842.6
Elimination of intersegment	(26.3)	(96.0)

	$8,426.3	$8,746.6

Reconciliation to total assets
Total segment assets	$8,426.3	$8,746.6
Prepaid expenses	33.9	14.9
Deferred taxes	126.0	124.7
Product and process technology	216.6	213.0
Other assets (net of segment assets)	313.9	248.0
Net assets of discontinued PC operations	—	66.4

Total consolidated assets	$9,116.7	$9,413.6

10. Commitments and contingencies

    As of March 1, 2001, the Company had commitments of approximately $1.0 billion for equipment purchases and software infrastructure and $269.3 million for the construction of buildings.

    From time to time, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company is unable to predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

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

11. Subsequent events

  Discontinued PC operations

    On March 23, 2001, MEI entered into a non-binding letter of intent to sell its PC business. (See "Note 6. Discontinued PC operations.")

  Interland Merger

    On March 23, 2001, MEI entered into a merger agreement to acquire Interland in a stock-for-stock acquisition (the "Interland Merger") whereby Interland shareholders will own at closing approximately 30% of the combined company. After the merger, MTI's ownership of MEI, approximately 59 million shares, will be reduced from approximately 60% to approximately 40% and MEI's results will no longer be consolidated in the Company's financial statements but will be accounted for under the equity method.

    The Interland Merger has been approved by the Board of Directors of MEI and Interland. The Interland Merger is subject to several conditions and approvals, including shareholder and regulatory approvals. The closing of the Interland Merger is expected to occur in the second half of 2001.

  Minority interest

    Minority interest for the second quarter and first six months of 2001 and 2000 includes minority shareholders' interest in the SpecTek component recovery business. The component recovery business was transferred from MEI to MTI on April 5, 2001, at which time it became a wholly-owned operation of MTI and, as a result, the Company will no longer record minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $8.0 million and $17.3 million of minority interest is attributable to the earnings of MEI's component recovery business for the second quarter and first six months of 2001, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI." The Company's Web-hosting operations and discontinued personal computer ("PC") operations are operated through Micron Electronics, Inc. ("MEI"), an approximately 60% owned, publicly-traded subsidiary of MTI. (See "Recent Events.")

    The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements made in: "Recent Events" regarding MEI's plans to sell its PC business and merge with Interland, Inc., the estimated losses to be incurred on the disposal of the PC business, MTI's carrying value of its MEI common stock and MTI's estimated loss upon completion of the Interland Merger; "Gross Margin" regarding MTI's pending transaction to purchase Kobe Steel's equity interest in KMT; "Research and Development" regarding the transition to 15µ and .13µ line-width process technology; "Income Tax Provision (Benefit)" regarding the tax effect of certain foreign operations and domestic subsidiaries not consolidated for tax purposes; "Recently Issued Accounting Standards" regarding the impact of the implementation of SAB No. 101; and "Liquidity and Capital Resources" regarding capital spending in 2001 and 2002 and MTI's pending transaction to purchase Kobe Steel's equity interest in KMT and the assumption, repayment or refinancing of KMT's debt. The Company's actual results could differ materially from the Company's historical results of continuing operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Recent Events" and "Certain Factors." This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2000. All period references are to the Company's fiscal periods ended March 1, 2001, November 30, 2000, March 2, 2000 or August 31, 2000, unless otherwise indicated. All per share amounts are presented on a diluted basis unless otherwise stated.

Recent Events

    On March 23, 2001, MEI announced plans to sell its PC business, merge with Interland, Inc. ("Interland"), a provider of web-hosting services, and transfer its SpecTek component recovery business to MTI. (See "Minority Interest.")

    The Company's consolidated results for the second quarter of 2001 include the effects of the planned disposition of MEI's PC business. The Company's consolidated net loss for the second quarter was $88 million (or $0.15 per share), which includes the estimated loss, net of taxes and minority interest, on discontinued PC operations of $84 million ($0.14 per share). The estimated loss of $84 million for the discontinued PC operations consists of estimated losses of $55 million on the disposal of the discontinued PC business and $29 million from the operations of the discontinued PC business in the second quarter of 2001.

    The Company's consolidated financial information presents the discontinued PC operations separate from the results of the Company's continuing operations. Historical financial information has been restated to present consistently the discontinued PC operations separate from continuing operations. The discussion and analysis that follows generally focuses on continuing operations.

  Discontinued PC Operations

    On March 23, 2001, MEI entered into a non-binding letter of intent to sell the PC business to a private technology equity investment firm. The sale of the PC business is expected to take place during the second half of fiscal 2001. The estimated loss of $55 million on disposal of the discontinued PC business consists of the estimated loss on disposition and estimated operating losses from

March 2, 2001 through the anticipated disposal date. (See "Notes to Consolidated Financial Statements—Discontinued PC operations," and "Certain Factors.")

    The results of operations, net assets or liabilities and cash flows for the discontinued PC business have been reported separately as discontinued PC operations in the consolidated financial statements appearing in Item 1 of this Form 10-Q. Net sales from operations of the PC business were $194 million and $455 million for the second quarter and first six months of 2001, respectively, and $233 million and $474 million for the second quarter and first six months of 2000, respectively. The losses from operations of the PC business, net of taxes and minority interest, were $29 million and $36 million for the second quarter and first six months of 2001, respectively, and $8 million and $19 million for the second quarter and first six months of 2000, respectively.

  Interland Merger

    On March 23, 2001, MEI entered into a merger agreement to acquire Interland in a stock-for-stock acquisition (the "Interland Merger") whereby Interland shareholders will own at closing approximately 30% of the combined company. After the merger, MTI's ownership of MEI (approximately 59 million shares) will be reduced from approximately 60% to 40%. As a result, MEI's results will no longer be consolidated in the Company's financial statements, but will be accounted for under the equity method. The Company's carrying value of the MEI common stock is estimated to approximate $200 million on conversion to the equity method of accounting. The net book value of MEI common stock is expected to exceed the fair value of the MEI common stock to be issued in the Interland Merger. As a result, the Company currently estimates it will recognize a loss of approximately $15 million upon consummation of the Interland Merger.

    The Interland Merger has been approved by the Boards of Directors of MEI and Interland. The Interland Merger is subject to several conditions and approvals, including shareholder and regulatory approvals. The closing of the Interland Merger is expected to occur in the second half of fiscal 2001.

Results of Operations

	Second Quarter				Six Months
	2001		2000		2001		2000
	(amounts in millions, except per share data)
Net sales:
Semiconductor operations	$1,051.2	98.6%	$1,152.0	99.4%	$2,609.2	98.9%	$2,491.5	99.5%
Web-hosting operations	14.5	1.4%	7.2	0.6%	28.0	1.1%	11.3	0.5%
Other	—	—%	(0.1)	—%	0.1	—	—	—%

Consolidated net sales	$1,065.7	100.0%	$1,159.1	100.0%	$2,637.3	100.0%	$2,502.8	100.0%

Operating income (loss) from continuing operations:
Semiconductor operations	$(24.4)		$282.1		$514.0		$847.0
Web-hosting operations	(16.8)		(8.1)		(35.1)		(11.6)
Other	0.2		(1.9)		0.4		(3.5)

Consolidated operating income (loss)	$(41.0)		$272.1		$479.3		$831.9

Income (loss) from continuing operations, net of taxes and minority interest	$(4.1)		$168.8		$355.4		$521.8
Net loss from discontinued PC operations	(84.2)		(7.5)		(91.5)		(19.2)

Net income (loss)	$(88.3)		$161.3		$263.9		$502.6

Earnings (loss) per share from continuing operations—diluted	$(0.01)		$0.30		$0.59		$0.92

Net income (loss) per share—diluted	$(0.15)		$0.29		$0.44		$0.89

    For the first quarter of 2001, income from continuing operations, net of taxes and minority interest, was $359 million (or $0.59 per share) on net sales of $1,572 million. Net income for the first quarter of 2001 was $352 million (or $0.58 per share). The Company's two reportable segments are Semiconductor operations and Web-hosting operations. (See "Notes to Consolidated Financial Statements—Operating Segment Information.")

  Net Sales

    Substantially all the Company's net sales from continuing operations for all periods presented were derived from its Semiconductor operations. Net sales from Semiconductor operations for the second quarter of 2001 decreased by 9% as compared to the second quarter of 2000. This decrease in net sales was due to a 53% decrease in average selling prices for the Company's semiconductor memory products substantially offset by a 91% increase in megabits shipped. Net sales from Semiconductor operations for the first six months of 2001 increased slightly as compared to the first six months of 2000 due to a 76% increase in megabit shipments partially offset by a 41% decrease in average selling prices. The Company's primary memory product in the second quarter and first six months of 2001 was the 128 Meg Synchronous DRAM ("SDRAM"), which comprised approximately 47% and 43%, respectively, of the net sales of Semiconductor operations.

    Net sales from Semiconductor operations decreased by 33% in the second quarter of 2001 as compared to the first quarter of 2001, primarily due to an approximate 50% decrease in the average selling prices of semiconductor memory products. The effect of this decrease in average selling prices was partially offset by a 33% increase in total megabits shipped.

    The Company experienced relatively weak demand for its semiconductor memory products during the first six months of 2001. At the same time, increases in total wafer outs and ongoing improvements in manufacturing efficiency contributed to increases in megabit production. As a result, volumes of megabit production increased at a faster pace than shipments of the Company's semiconductor memory products during this period. The aggregate carrying value of the Company's work in progress and finished goods inventories of semiconductor memory products as of the end of the second quarter of 2001 increased approximately 15% and 71% compared to the end of the first quarter of 2001 and the prior year end, respectively.

  Gross Margin

	Second Quarter			Six Months
	2001	% Change	2000	2001	% Change	2000
Gross margin	$200.3	(58.1)%	$478.0	$962.8	(23.3)%	$1,255.8
as a % of net sales	18.8%		41.2%	36.5%		50.2%

    Substantially all of the Company's gross margin from continuing operations for all periods presented was derived from its Semiconductor operations. The gross margin percentage from Semiconductor operations for the second quarter and first six months of 2001 was 18% and 37%, respectively, compared to 41% and 50% for the corresponding periods of 2000. These decreases in gross margin percentage were due to the decreases in average selling prices per megabit of memory for the same periods, partially offset by decreases in per megabit manufacturing costs resulting from continued improvements in manufacturing efficiency. Manufacturing cost improvements were achieved principally through shifts in the Company's mix of semiconductor memory products to higher average density products and ongoing transitions to successive reduced die size ("shrink") versions of existing products.

    The gross margin percentage for the Semiconductor operations for the first quarter of 2001 was 49%. The decrease in gross margin percentage for the Semiconductor operations in the second quarter of 2001 as compared to the first quarter of 2001 was primarily due to the decrease in average selling prices per megabit of memory.

    Subject to specific terms and conditions, MTI has agreed to purchase all of the products manufactured by two joint venture wafer fabrication facilities: TECH Semiconductor Singapore Pte. Ltd. ("TECH") and KMT Semiconductor Limited ("KMT"). TECH and KMT are collectively referred to herein as the "JVs." The JVs supplied in excess of 40% of the total megabits of memory produced by the Company in the second quarter and first six months of 2001. MTI purchases semiconductor memory products from the JVs at prices generally determined quarterly and based on a discount from MTI's average selling prices of all similar products. MTI provides certain technology, engineering support and training to the JVs. MTI also performs assembly and test services on products manufactured by the JVs. All transactions with the JVs are recognized as part of the net cost of products purchased from the JVs. The Company realized lower gross margins on sales of JV products than for products manufactured by its wholly-owned facilities in the second quarter and first six months of 2001 and 2000.

    MTI has executed an acquisition agreement to purchase Kobe Steel's 75% equity interest in KMT. Upon closing of the acquisition, which is expected to occur at the end of April, 2001, KMT will become a wholly-owned subsidiary of MTI. (See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Joint Ventures.")

  Selling, General and Administrative

	Second Quarter			Six Months
	2001	% Change	2000	2001	% Change	2000
Selling, general and administrative	$109.0	16.7%	$93.4	$215.4	9.3%	$197.0
as a % of net sales	10.2%		8.1%	8.2%		7.9%

    Selling, general and administrative expenses for continuing operations increased in the second quarter of 2001 compared to the second quarter of 2000 primarily due to increased costs associated with the Company's expanding Web-hosting operations, increased legal costs associated with product and process technology rights litigation and patent prosecution by the Company's Semiconductor operations and increased technical and professional fees associated with the Company's business software systems. (See "Notes to Consolidated Financial Statements—Commitments and contingencies.")

    Selling, general and administrative expenses for continuing operations increased in the first six months of 2001 as compared to the first six months of 2000 primarily due to increased costs associated with the Company's expanding Web-hosting operations. Selling, general and administrative expenses for the Company's Semiconductor operations were flat comparing the first six months of 2001 with the first six months of 2000. Legal fees and technical and professional fees for the Company's Semiconductor operations were higher in the first six months of 2001 as compared to the first six months of 2000. However, selling, general and administrative expenses for the first six months of 2000 included a $19 million charge in the first quarter of 2000 for the value of MEI common stock contributed by MTI to the Micron Technology Foundation and a higher level of bad debt expense. Selling, general and administrative expenses for the second quarter of 2001 were flat compared to the first quarter of 2001.

    Selling, general and administrative expenses for continuing operations attributable to the Company's Web-hosting operations approximated 16% of the total for continuing operations for the second quarter and first six months of 2001 and approximated 10% and 7% for the second quarter and first six months of 2000, respectively.

  Research and Development

	Second Quarter			Six Months
	2001	% Change	2000	2001	% Change	2000
Research and development	$130.9	26.7%	$103.3	$269.9	38.6%	$194.8
as a % of net sales	12.3%		8.9%	10.2%		7.8%

    Substantially all the Company's research and development efforts relate to its Semiconductor operations. Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs. The increases in research and development expenses in the second quarter and first six months of 2001 as compared to corresponding periods of 2000 are primarily due to an increased number of development wafers processed and higher compensation expenses reflecting an increased number of personnel. Process technology research and development efforts are focused on .15µ and .13µ line-width process technologies, which will enable the Company to transition to next generation products.

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

  Other Operating Expense, net

    Other operating expense for the second quarter and first six months of 2000 includes net pre-tax losses of $7 million and $25 million, respectively, from the write-downs and disposals of semiconductor operations equipment.

  Interest Income and Expense

    Interest income was higher for the second quarter and first six months of 2001 as compared to the second quarter and first six months of 2000 primarily due to the Company's higher levels of cash and liquid investments in 2001 periods.

    Interest expense was lower for the second quarter and first six months of 2001 as compared to the second quarter and first six months of 2000, primarily as a result of the Company's conversions of debt to equity in the third quarter of 2000 and the first quarter of 2001. The Company converted its $500 million, 7.0% convertible subordinated notes to equity in the third quarter of 2000 and converted its $740 million face amount, 6.5% convertible subordinated notes to equity in the first quarter of 2001. (See "Notes to Consolidated Financial Statements—Supplemental balance sheet information—Debt.")

  Other Non-Operating Income, net

    Other non-operating income for the first six months of 2001 includes a $5 million gain on MEI's sale of its remaining interest in MCMS, Inc., formerly Micron Custom Manufacturing Services and a wholly-owned subsidiary of MEI. Other non-operating income for the first six months of 2000 includes a $10 million gain on the contribution by MTI of 1.9 million shares of MEI common stock to the

Micron Technology Foundation. Selling, general and administrative expense in the first six months of 2000 includes a $19 million charge for the value of the stock contributed.

  Income Tax Provision (Benefit)

    The Company's expected effective tax rate for its continuing operations is approximately 35% for fiscal 2001, which primarily reflects the statutory corporate income tax rate and the net effect of state taxation. In addition, the Company's consolidated effective tax rate may vary from period to period due to taxes and earnings or losses of domestic subsidiaries not consolidated for income tax purposes.

  Minority Interest

    Minority interest for the second quarter and first six months of 2001 and 2000 includes minority shareholders' interest in a component recovery business and Web-hosting operation. The component recovery business was transferred from MEI to MTI on April 5, 2001, at which time it became a wholly-owned operation of MTI and, as a result, the Company will no longer record minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $8 million and $17 million of minority interest is attributable to the earnings of MEI's component recovery business for the second quarter and first six months of 2001, respectively.

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

    SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, certain underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. The Company adopted the standard in the first quarter of 2001. The adoption did not have a significant impact on the Company's results of operations or financial position.

    SAB No. 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required for the Company by the fourth quarter of 2001. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

Liquidity and Capital Resources

    As of March 1, 2001, the Company's continuing operations had cash and liquid investments totaling $2.0 billion, representing a decrease of $417 million from August 31, 2000. The Company's principal source of liquidity during the first six months of 2001 was net cash flow from continuing operations of $562 million. During the first six months of 2001, the Company expended $894 million for property, plant and equipment for continuing operations.

    In the first quarter of 2001, the Company's 6.5% convertible subordinated notes due October 2005, with a face amount of $740 million, were converted into approximately 24.7 million shares of common stock, resulting in a reclassification of $685 million from debt to equity.

    The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development and product and process technology. The Company continuously evaluates the financing of capital improvements and in this regard has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may seek to raise additional funds through issuing debt or equity securities beyond those covered by the existing shelf registration statement. The Company spent approximately $1 billion in the first six months of 2001 for purchases of equipment and construction and improvement of buildings and expects capital spending to approximate $2 billion for fiscal 2001 and $1 billion in the first half of fiscal 2002. As of March 1, 2001, the Company had commitments extending into fiscal 2003 of approximately $1 billion for equipment purchases and software infrastructure and approximately $269 million for the construction of facilities.

    MTI has executed an acquisition agreement to purchase Kobe Steel's 75% equity interest in KMT. In conjunction with the acquisition, it is anticipated that MTI will repay, assume or refinance all of KMT's debt, projected to approximate $300 million at closing. The acquisition is expected to close at the end of April 2001.

    As of March 1, 2001, approximately $198 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's Semiconductor operations. MEI terminated its unsecured credit agreement effective March 28, 2001. As of March 1, 2001, MEI had no borrowings outstanding under the agreement.

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

We are dependent on the personal computer ("PC") market as most of the memory products we sell are used in PCs or peripherals. If either the growth rate of PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease

    We sold most of our memory products to PC or peripheral markets in the second quarter and first six months of 2001. DRAMs are the most widely used semiconductor memory components in PCs. In recent periods the growth rate of PCs sold and the amount of memory included in each PC has slowed. Our second quarter results of operations have been affected by these declining growth rates. If we experience a sustained reduction in either the growth rate of PCs sold or the amount of memory included in each PC, sales of our memory products could decrease and our results of operations, cash flows and financial condition could be adversely affected.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business

    Average per megabit selling prices for our memory products decreased by approximately 50% in the second quarter of 2001 as compared to the first quarter of 2001 and have decreased approximately 30% per year on a long-term basis. Further, significant fluctuations in average selling prices for our memory products have occurred, including periods when decreases exceeded 30% per year. For instance, we experienced decreases in average selling prices in excess of a long-term 30% rate in four of the last five fiscal years, as follows: 37% decline in 1999, 60% decline in 1998, 75% decline in 1997 and 46% decline in 1996.

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

If any one of our major PC original equipment manufacturer ("OEM") customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected

    We supply several major PC OEMs with more than 30% of their memory requirements. Sales to three of our PC OEM customers approximated 30% of our Semiconductor operation's net sales in the second quarter of 2001. If any one of our major PC OEM customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected

    To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We must make substantial capital investments to convert manufacturing operations to 300mm wafer processing over the next several years. We made $1 billion in capital investments in the first six months of 2001 and currently estimate that our capital investments will approximate $2 billion for fiscal 2001 and $1 billion in the first half of fiscal 2002. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

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

If our manufacturing process is interrupted, our results of operations and cash flows could be adversely affected

    We manufacture products using highly complex processes that require technologically advanced and costly equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time or cost-effectively. Additionally, if production at a fabrication facility is interrupted for any reason, including, but not limited to, disruptions in power or water supply, we may be unable to meet demand and customers may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our business, results of operation and financial condition

    From time to time, others have asserted, and may in the future assert, that our products or our processes infringe their product or process technology rights. In this regard, we are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and us are pending in the United States, Germany, France, the United Kingdom and Italy. In this regard, on September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On October 6, 2000, pursuant to an ex parte proceeding, the Monza court ordered the seizure of certain SDRAM masks used at the Company's Avezzano site. On December 21, 2000, an appeals panel of the Court of Monza ordered that the seizure be revoked and held that the Monza trial court had no jurisdiction to adjudicate the matter. Despite the appeals panel's jurisdictional finding, the Monza trial court has ordered that technical review proceedings continue with respect to the issue of preliminary injunction. The Company currently anticipates the technical review process to be completed by May 10, 2001, after which it is anticipated that the trial court will enter a ruling. In the event of an adverse ruling, the Company expects to appeal the ruling to the appeals panel of the Court of Monza on the basis that the trial court lacks jurisdiction to adjudicate the matter; however, we are unable to predict the outcome of these suits. Legal proceedings are also pending between the Company and Rambus in the U.S. District Court for the District of Delaware and in other jurisdictions. For more information, see Part II, Other Information, "Item 1. Legal Proceedings." The Company cannot predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse affect on our business, results of operations or financial condition.

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

  •
  our substantial completion of product and process technology upgrades in our international and JV facilities,

  •
  our commitment of more wafer starts to our Flash and SRAM products,

  •
  our ability to implement more complex technologies without compromising our manufacturing yields, or

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes.

If actual costs to dispose of the PC business exceed the estimated costs, our results of operations would be adversely affected

    The estimated net loss recorded on disposal of the PC business consists of the estimated loss on disposition and estimated operating losses from March 2, 2001, through the anticipated disposal date. These amounts were based upon our expectation that the PC business will be sold. If the contemplated sale does not close or if proceeds from the disposition are less than estimated, our future results of operations would be adversely impacted. In addition, operating losses of the PC business until the date of disposal are based on estimates. If the actual operating losses exceed the estimated operating losses, our results of operations would be adversely impacted.

If MEI is unable to effectively compete in the web-hosting industry or to complete its merger with Interland, our results of operations could be adversely affected

    MEI has announced its intent to focus on web-hosting as its business strategy and to exit its non-hosting businesses. The web-hosting industry is highly competitive. A number of MEI's web-hosting competitors have greater brand awareness and market share and have substantially greater financial, technical, marketing and other resources than MEI. If MEI is unable to complete its merger with Interland or to effectively compete in the web-hosting industry, our results of operations could be adversely affected. If MEI is unable to dispose of its PC business in a timely manner, MEI may not be able to complete the Interland Merger or to execute its strategy of focusing on the web-hosting business.

If the net book value of MEI stock exceeds its fair market value for a stock transaction or future events determine there is a permanent decline in the value of MEI stock, our results of operations will be adversely impacted

    We currently estimate that we will incur a loss of approximately $15 million upon consummation of the Interland Merger. The actual amount of the loss may vary depending on the net book value at the time of the merger. If the net book value of MEI stock exceeds the fair value of the stock at the time we issue or sell MEI shares in any transaction, our results of operations will be adversely impacted.

    In addition to the anticipated loss upon consummation of the Interland Merger, if future events determine that there is a permanent decline in the value of MEI stock, our consolidated financial statements could reflect a charge to write down our investment in MEI, which investment is currently estimated to approximate $200 million at the time of the Interland Merger, to its fair value.

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

We face risks associated with our international sales and operations that could adversely affect our operating results

    International sales approximated 45% of our consolidated net sales in the second quarter of 2001 and 44% of our consolidated net sales in the first six months of 2001. We expect international sales to increase. In addition, we support manufacturing operations in Italy, Singapore, Japan and Scotland. Our international sales and international operations are subject to a variety of risks, including:

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

If we fail to compete effectively in the highly competitive semiconductor memory industry, our results of operations and cash flows would be adversely affected

    The semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Hitachi, Ltd., Hynix Semiconductor, Inc., Infineon Technologies AG., NEC Corporation and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. Consolidations in the semiconductor memory industry could weaken our position against competitors. If we fail to compete effectively, our results of operations and cash flows would be adversely affected.

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

If our supply of memory products from our joint ventures is interrupted, our results of operations could be adversely affected

    We participate in two joint ventures that currently supply us with in excess of 40% of our total megabits of memory produced. We have agreements to purchase all of the production from the joint ventures subject to specific terms and conditions. The joint ventures have historically been required to seek additional financing to fund their ongoing operations and transition to next generation technologies. Our source of supply may be interrupted if either joint venture is unable to repay or refinance existing debt or obtain required incremental financing. In addition, our supply from each joint venture may be interrupted if either of the joint ventures experiences a disruption in its manufacturing process. Any reduction in supply could adversely affect our results of operations and cash flows.

    We have a transaction pending to purchase the remaining equity interest in our KMT joint venture. (See "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Joint ventures.")

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

The DRAM market is expected to undergo considerable market segmentation in the near future. If we fail to accurately predict and meet market demand for various products, the results of our operations and cash flows could be harmed

    The DRAM market in the past has been characterized by production of large volumes of one dominant part type with the lowest possible megabit cost. We expect the DRAM market to partially transition its focus from the production of one dominant part type to a market with several different part types based on a variety of new technologies. These new technologies may include PC133 SDRAM, Double Data Rate (DDR) DRAM, and Rambus® DRAM. We also expect to support a larger number of product densities in the future. This segmentation of the DRAM market is expected to continue in future periods, as our memory products are used in a wide variety of different products. If we are to maintain our large market share with major OEM customers we must offer a broader range of products to meet the memory requirements of these OEMs. It takes several months, or even years, to develop and qualify new products. If we are unable to accurately predict the demand for new products or the technologies on which these new products are based, our results of operations and cash flows could be adversely affected given the long lead times associated with product development. In addition, if we are unable to offer a broader range of products in a cost-effective manner, our results of operations and cash flows may be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of March 1, 2001, the Company held aggregate cash and receivables in foreign currency valued at approximately US $41 million and aggregate foreign currency payables valued at approximately US $97 million (including long-term liabilities denominated in Euros valued at approximately US $18 million). Foreign currency receivables and payables are comprised primarily of Japanese Yen, British Pounds, Singapore Dollars and Euros.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.  On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On October 6, 2000, pursuant to an ex parte proceeding, the Monza trial court ordered the seizure of certain SDRAM masks used at the Company's Avezzano site. On December 21, 2000, an appeals panel of the Court of Monza ordered that technical the seizure be revoked and held that the Monza trial court had no jurisdiction to adjudicate the matter. Despite the appeals panel's jurisdictional finding, the Monza trial court has ordered that technical review proceedings continue with respect to the issue of preliminary injunction. The Company currently anticipates the technical review process to be completed by May 10, 2001, after which it is anticipated that the trial court will enter a ruling. In the event of an adverse ruling, the Company expects to appeal the ruling to the appeals panel of the Court of Monza on the basis that the trial court lacks jurisdiction to adjudicate the matter. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. In January, 2001, the Delaware Court ordered the Company's case against Rambus bifurcated to allow a separate trial respecting the Company's claims that Rambus violated the rules of the Joint Electronic Devices Engineering Council ("JEDEC"). Trial on the JEDEC issues is scheduled for May 31, 2001. On February 15, 2001, Rambus filed a counterclaim against the Company alleging infringement of eight Rambus patents subject to the Company's declatory judgement action. Trial on the remaining Company and Rambus claims is presently scheduled to commence on October 29, 2001. The Company is unable to predict the outcome of these suits.

Item 6.  Exhibits and Reports on Form 8-K

(a)
The following are filed as a part of this report:

Exhibit Number	Description of Exhibit
None
(b)
The registrant did not file any reports on Form 8-K during the fiscal quarter ended March 1, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc. (Registrant)

Dated: April 16, 2001	/s/ WILBUR G. STOVER, JR. Wilbur G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Part I. FINANCIAL INFORMATION
Part II. OTHER INFORMATION
SIGNATURES