Form 10-Q
period 2001-05-31
MICRON TECHNOLOGY INC
filed 2001-07-10
CIK 723125

                                    FORM 10-Q

                                ----------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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

     The number of outstanding shares of the registrant's common stock as of June 29, 2001 was 597,334,645.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MICRON TECHNOLOGY, INC.

                           Consolidated Balance Sheets
              (Dollar amounts in millions except par value amounts)
                                   (Unaudited)

                                                                                  May 31,             August 31,
As of                                                                              2001                   2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                            $    622.7            $    701.7
Liquid investments                                                                 1,105.9               1,764.7
Receivables                                                                          678.8               1,413.1
Inventories                                                                          836.6                 688.6
Prepaid expenses                                                                      28.8                  14.9
Deferred income taxes                                                                143.2                 137.1
                                                                                ----------            ----------
     Total current assets                                                          3,416.0               4,720.1

Product and process technology, net                                                  219.8                 213.0
Property, plant and equipment, net                                                 4,802.4               4,171.7
Other assets                                                                         410.2                 254.2
Net assets of discontinued PC Operations                                                --                  32.9
                                                                                ----------            ----------
     Total assets                                                               $  8,848.4            $  9,391.9
                                                                                ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                                           $    650.6            $  1,271.4
Deferred income                                                                       31.7                  83.0
Equipment purchase contracts                                                          40.0                  45.9
Current portion of long-term debt                                                     91.4                  46.8
                                                                                ----------            ----------
     Total current liabilities                                                       813.7               1,447.1

Long-term debt                                                                       454.9                 931.4
Deferred income taxes                                                                166.0                 333.5
Other liabilities                                                                     91.1                  70.0
                                                                                ----------            ----------
     Total liabilities                                                             1,525.7               2,782.0
                                                                                ----------            ----------

Commitments and contingencies

Minority interest                                                                    124.1                 177.9
                                                                                ----------            ----------

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and
   outstanding 596.9 million and 567.3 million shares, respectively                   59.7                  56.7
Additional capital                                                                 3,638.4               2,824.2
Retained earnings                                                                  3,500.1               3,549.6
Accumulated other comprehensive income                                                 0.4                   1.5
                                                                                ----------            ----------
     Total shareholders' equity                                                    7,198.6               6,432.0
                                                                                ----------            ----------
     Total liabilities and shareholders' equity                                 $  8,848.4            $  9,391.9
                                                                                ==========            ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions except per share amounts)
                                   (Unaudited)


                                                                                   May 31,              June 1,
For the quarter ended                                                               2001                  2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $    818.3            $  1,553.8
Costs and expenses:
    Cost of goods sold                                                             1,094.1                 892.1
    Selling, general and administrative                                              104.3                 112.4
    Research and development                                                         114.5                 100.5
    Other operating expense, net                                                      32.6                   5.7
                                                                                ----------            ----------
         Total costs and expenses                                                  1,345.5               1,110.7
                                                                                ----------            ----------

Operating income (loss)                                                             (527.2)                443.1
Interest income                                                                       30.4                  30.5
Interest expense                                                                      (3.5)                (19.6)
Other non-operating income, net                                                        0.6                   5.5
                                                                                ----------            ----------
Income (loss) before income taxes and minority interest                             (499.7)                459.5

Income tax (provision) benefit                                                       195.5                (160.3)

Minority interest in net (income) loss                                                 3.1                  (9.3)
                                                                                ----------            ----------
Income (loss) from continuing operations                                            (301.1)                289.9

Discontinued PC Operations, net of taxes and minority interest:
    Loss from operations of PC business                                                 --                 (15.0)
    Loss on disposal of PC Operations                                                (12.3)                   --
                                                                                ----------            ----------
    Net loss from discontinued PC Operations                                         (12.3)                (15.0)
                                                                                ----------            ----------

Net income (loss)                                                               $   (313.4)           $    274.9
                                                                                ==========            ==========

Basic earnings (loss) per share:
    Continuing operations                                                       $   (0.50)            $    0.53
    Discontinued PC Operations                                                      (0.02)                (0.03)
    Net income (loss)                                                               (0.53)                 0.50

Diluted earnings (loss) per share:
    Continuing operations                                                       $   (0.50)            $    0.50
    Discontinued PC Operations                                                      (0.02)                (0.02)
    Net income (loss)                                                               (0.53)                 0.47

Number of shares used in per share calculations:
    Basic                                                                           596.3                 551.0
    Diluted                                                                         596.3                 602.5

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                 (Amounts in millions except per share amounts)
                                   (Unaudited)


                                                                                  May 31,               June 1,
For the nine months ended                                                          2001                   2000
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $  3,455.6            $  4,056.6
Costs and expenses:
    Cost of goods sold                                                             2,768.6               2,139.1
    Selling, general and administrative                                              319.7                 309.4
    Research and development                                                         384.4                 295.3
    Other operating expense, net                                                      30.8                  37.8
                                                                                ----------            ----------
         Total costs and expenses                                                  3,503.5               2,781.6
                                                                                ----------            ----------

Operating income (loss)                                                              (47.9)              1,275.0
Interest income                                                                      114.4                  80.3
Interest expense                                                                     (11.7)                (80.0)
Other non-operating income, net                                                        5.8                  14.8
                                                                                ----------            ----------
Income before income taxes and minority interest                                      60.6               1,290.1

Income tax (provision) benefit                                                         0.8                (448.6)

Minority interest in net income                                                       (7.1)                (29.9)
                                                                                ----------            ----------
Income from continuing operations                                                     54.3                 811.6

Discontinued PC Operations, net of taxes and minority interest:
    Loss from operations of PC business                                              (36.1)                (34.1)
    Loss on disposal of PC Operations                                                (67.7)                   --
                                                                                ----------            ----------
    Net loss from discontinued PC Operations                                        (103.8)                (34.1)
                                                                                ----------            ----------

Net income (loss)                                                               $    (49.5)           $    777.5
                                                                                ==========            ==========

Basic earnings (loss) per share:
    Continuing operations                                                       $    0.09             $    1.51
    Discontinued PC Operations                                                      (0.18)                (0.06)
    Net income (loss)                                                               (0.08)                 1.45

Diluted earnings (loss) per share:
    Continuing operations                                                       $    0.09             $    1.43
    Discontinued PC Operations                                                      (0.17)                (0.06)
    Net income (loss)                                                               (0.08)                 1.37

Number of shares used in per share calculations:
    Basic                                                                           590.7                 537.7
    Diluted                                                                         605.8                 593.0

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                              (Amounts in millions)
                                   (Unaudited)

                                                                                  May 31,               June 1,
For the nine months ended                                                          2001                   2000
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $    (49.5)           $    777.5
Loss from discontinued PC Operations, net of taxes and minority interest             103.8                  34.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                                819.2                 713.2
        Provision to write-down inventories to estimated market values               261.1                    --
        Additional paid in capital tax effect from stock purchase plans               37.3                 147.6
        Change in operating assets and liabilities:
           Decrease (increase) in receivables, net of noncash
              reclassifications                                                      767.7                (409.2)
           Increase in inventories                                                  (362.4)               (265.2)
           Increase (decrease) in accounts payable and accrued
              expenses, net of plant and equipment purchases                        (664.1)                134.0
        Other                                                                        (67.9)                 (7.0)
                                                                                ----------            ----------
        Net cash provided by operating activities                                    845.2               1,125.0
                                                                                ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                    (1,225.4)               (713.9)
Purchase of available-for-sale securities                                         (1,907.2)             (1,916.6)
Proceeds from maturities of available-for-sale securities                          2,354.2               1,653.1
Proceeds from sales of available-for-sale securities                                 110.7                 100.1
Purchase of held-to-maturity securities                                             (116.3)               (158.2)
Proceeds from maturities of held-to-maturity securities                              167.5                 212.5
Cash paid in connection with disposition of PC Operations                            (76.5)                   --
Other                                                                               (132.7)                (62.6)
                                                                                ----------            ----------
Net cash used for investing activities                                              (825.7)               (885.6)
                                                                                ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                91.5                 202.8
Payments on equipment purchase contracts                                            (142.5)               (191.6)
Repayments of debt                                                                   (48.5)               (165.4)
Other                                                                                  1.0                   3.4
                                                                                ----------            ----------
Net cash used for financing activities                                               (98.5)               (150.8)
                                                                                ----------            ----------

Net increase (decrease) in cash and equivalents                                      (79.0)                 88.6

Cash and equivalents at beginning of period                                          701.7                 294.6
                                                                                ----------            ----------
Cash and equivalents at end of period                                           $    622.7            $    383.2
                                                                                ==========            ==========

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net                                                          $   (435.5)           $   (175.0)
Interest paid, net of amounts capitalized                                            (35.8)                (87.7)
Noncash investing and financing activities:
    Equipment acquisitions on contracts payable and capital leases                   136.5                 147.0
    Net conversion of notes to equity                                                684.6                 498.6

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             MICRON TECHNOLOGY, INC.

             Consolidated Statements of Comprehensive Income (Loss)
                              (Amounts in millions)
                                   (Unaudited)



                                                                                  May 31,               June 1,
For the quarter ended                                                              2001                   2000
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $   (313.4)           $    274.9
Unrealized loss on investments                                                        (0.9)                (32.5)
Foreign currency translation adjustment                                               (0.1)                   --
                                                                                ----------            ----------
    Total comprehensive income (loss), net of tax                               $   (314.4)           $    242.4
                                                                                ==========            ==========


                                                                                  May 31,               June 1,
For the nine months ended                                                          2001                   2000
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                               $    (49.5)           $    777.5
Unrealized gain (loss) on investments                                                 (1.0)                  7.0
Foreign currency translation adjustment                                               (0.1)                   --
                                                                                ----------            ----------
    Total comprehensive income (loss), net of tax                               $    (50.6)           $    784.5
                                                                                ==========            ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   Notes to Consolidated Financial Statements
                  (All tabular amounts are stated in millions)

UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Micron Technology, Inc., and subsidiaries (the "Company"), and their consolidated results of operations and cash flows. Micron Technology, Inc. and its wholly-owned subsidiaries are collectively hereinafter referred to as "MTI." The Company's Web-hosting Operations are, and the discontinued Personal Computer ("PC") Operations were, operated through Micron Electronics, Inc. ("MEI"), an approximately 60% owned, publicly-traded subsidiary of MTI. Certain reclassifications have been made, none of which affect results of operations, to present the financial statements on a consistent basis.

     As a result of MEI's disposal of its PC Operations, the net assets (liabilities), results of operations and cash flows of the PC business have been reported separately as discontinued PC Operations in the Company's consolidated financial statements and previously reported consolidated financial statements have been restated to present consistently the discontinued PC Operations. (See "Discontinued PC Operations" note).

     Recently issued accounting standards include Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board ("FASB") in June 1998 and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission ("SEC") in December 1999.

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

     SAB No. 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required for the Company in the fourth quarter of 2001. The Company does not expect the implementation of SAB No. 101 to have a significant impact on its future results of operations or financial position.

     The financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 31, 2000, have been restated to present consistently the discontinued PC Operations. These unaudited interim financial statements should be read in conjunction with the restated consolidated financial statements and accompanying notes included in the Company's Current Report on Form 8-K filed on July 10, 2001.

SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                                  May 31,              August 31,
As of                                                                              2001                   2000
-------------------------------------------------------------------------------------------------------------------
Receivables
-------------------------------------------------------------------------------------------------------------------
    Trade receivables                                                           $    296.0            $  1,199.1
    Income and other taxes receivable                                                342.2                  78.9
    Receivables from joint ventures                                                   15.0                  79.4
    Other receivables                                                                 54.9                  89.1
    Allowance for returns and discounts                                              (23.8)                (19.0)
    Allowance for doubtful accounts                                                   (5.5)                (14.4)
                                                                                ----------            ----------
                                                                                $    678.8            $  1,413.1
                                                                                ==========            ==========

Inventories
-------------------------------------------------------------------------------------------------------------------

    Finished goods                                                              $    538.1            $    284.4
    Work in progress                                                                 190.1                 330.6
    Raw materials and supplies                                                       121.2                  83.0
    Allowance for obsolescence                                                       (12.8)                 (9.4)
                                                                                ----------            ----------
                                                                                $    836.6            $    688.6
                                                                                ==========            ==========

     Cost of goods sold in the third quarter and first nine months of 2001 includes a charge to write down the value of work in progress and finished goods inventories by $261.1 million to their estimated market values.


Property, plant and equipment
-------------------------------------------------------------------------------------------------------------------
    Land                                                                        $     62.0            $     46.3
    Buildings                                                                      1,433.9               1,360.6
    Equipment                                                                      5,640.1               4,793.5
    Construction in progress                                                         804.0                 611.1
    Software                                                                         160.6                 140.2
                                                                                ----------            ----------
                                                                                   8,100.6               6,951.7
    Less accumulated depreciation and amortization                                (3,298.2)             (2,780.0)
                                                                                ----------            ----------
                                                                                $  4,802.4            $  4,171.7
                                                                                ==========            ==========

     As of May 31, 2001, net property, plant and equipment includes a carrying value of $1,018.9 million for the Company's semiconductor memory manufacturing facility in Lehi, Utah, of which $593.2 million relates to construction in progress that has not been placed in service and is not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products, and the Company's operations, cash flows and alternative uses of capital. The Company continues to evaluate the carrying value of the facility and as of May 31, 2001, it was determined there was no impairment.

     Depreciation expense was $264.1 million and $769.9 million, respectively, for the third quarter and first nine months of 2001, and $232.6 million and $660.7 million for the third quarter and first nine months of 2000, respectively.

                                                                                  May 31,               August 31,
As of                                                                              2001                    2000
-------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses
-------------------------------------------------------------------------------------------------------------------
    Accounts payable                                                            $    439.0            $    588.8
    Salaries, wages and benefits                                                     140.1                 222.3
    Income taxes payable                                                              17.2                 288.2
    Taxes payable other than income                                                   15.1                  95.9
    Other                                                                             39.2                  76.2
                                                                                ----------            ----------
                                                                                $    650.6            $  1,271.4
                                                                                ==========            ==========

Debt
-------------------------------------------------------------------------------------------------------------------

    Notes payable in periodic installments through July 2015, weighted
        average interest rate of 2.8% and 7.3%, respectively                    $    311.7            $     94.5
    Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of
        $29.4 million and $33.3 million, respectively                                180.6                 176.7
    Capitalized lease obligations payable in monthly installments through August 2004, weighted average interest rate of
        3.5% and 7.4%, respectively                                                   54.0                  23.2
    Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of unamortized
        discount of $56.2 million                                                       --                 683.8
                                                                                ----------            ----------
                                                                                     546.3                 978.2
    Less current portion                                                             (91.4)                (46.8)
                                                                                ----------            ----------
                                                                                $    454.9            $    931.4
                                                                                ==========            ==========

     The convertible subordinated notes due October 2005 were converted into approximately 24.7 million shares of the Company's common stock on October 10, 2000. The subordinated notes due October 2005 have a face value of $210 million and a stated interest rate of 6.5%.

     MEI terminated its $100 million unsecured credit agreement effective March 28, 2001.

OTHER OPERATING EXPENSE, NET

     Other operating expense for the third quarter of 2001 includes losses of $12.5 million on write-downs and disposals, net of gains, of semiconductor equipment and a $14.8 million write-off of certain design costs associated with the Company's Lehi facility. Other operating expense for the first nine months of 2000 includes losses of $27.3 million from the write-down and disposal, net of gains, of semiconductor equipment.

OTHER NON-OPERATING INCOME, NET

     Other non-operating income for the nine months ended May 31, 2001, reflects a gain of $4.5 million on the sale of MEI's remaining interest in MCMS. Other non-operating income for the third quarter and first nine months of 2000 includes a gain of $4.5 million and $14.2 million, respectively, from the contribution to the Micron Technology Foundation of MEI common stock owned by the Company.

INCOME TAX (PROVISION) BENEFIT

     The Company's effective tax rate for the first nine months of 2001 reflects the mix of income and losses among tax jurisdictions with differing statutory rates, and the benefit of a $34.0 million change in the prior year's accrual for income taxes upon filing of the tax returns. In periods in which the Company's results of operations approximate break-even, the effective tax rate percentage can vary significantly. The Company's future effective income tax rate will also vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates. Excluding the effect of the change in the prior year's accrual, the Company's effective tax rate for the first nine months of 2001 was 55%.

MINORITY INTEREST

     Minority interest for the third quarter and first nine months of 2001 and 2000 includes minority shareholders' interest in the SpecTek component recovery business and the Web-hosting Operation. The component recovery business was purchased from MEI on April 5, 2001, at which time it became a wholly-owned operation of MTI and, as a result, the Company no longer recorded minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $0.7 million and $18.1 million of minority interest is attributable to the earnings of MEI's component recovery business for the third quarter and first nine months of 2001, respectively, and $12.0 million and $34.0 million for the third quarter and first nine months of 2000, respectively.

DISCONTINUED PC OPERATIONS

     On May 31, 2001, MEI completed the disposition of its PC Operations to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations. MEI may be required to provide additional cash to GTG if certain working capital requirements based on the net assets and liabilities transferred to GTG are not met. Summary operating results for the discontinued PC Operations follow:

                                                                Quarter ended                Nine months ended
                                                           ------------------------      ---------------------
                                                             May 31,        June 1,       May 31,        June 1,
                                                              2001           2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
 Net sales                                                 $    124.6    $    235.4      $    579.8    $    709.5
                                                           ==========    ==========      ==========    ==========

 Loss from operations of PC business                       $       --    $    (36.3)     $    (64.1)   $    (83.8)
 Minority interest                                                 --          10.1            18.0          22.8
 Income tax benefit                                                --          11.2            10.0          26.9
                                                           ----------    ----------      ----------    ----------
 Loss from operations of PC business, net                          --         (15.0)          (36.1)        (34.1)
                                                           ----------    ----------      ----------    ----------

 Loss on disposal of PC Operations                              (16.8)           --          (126.4)           --
 Operating losses during phase-out period                       (26.9)           --           (70.2)           --
 Minority interest                                               12.9            --            71.1            --
 Income tax benefit                                              18.5            --            57.8            --
                                                           ----------    ----------      ----------    ----------
 Loss on disposal of PC Operations, net                         (12.3)           --           (67.7)           --
                                                           ----------    ----------      ----------    ----------

 Loss on discontinued PC Operations, net                   $    (12.3)   $    (15.0)     $   (103.8)   $    (34.1)
                                                           ==========    ==========      ==========    ==========

     The Company recorded a loss of $12.3 million, net of taxes and minority interest, for the discontinued PC Operations in the third quarter of 2001, which reflects higher operating losses during the phase-out period and a higher loss on disposal of the PC Operations than were estimated at the end of the second quarter of 2001.

     Summarized balance sheet information for the discontinued PC Operations is as follows:

                                                                                                      August 31,
As of                                                                                                    2000
-------------------------------------------------------------------------------------------------------------------
Current assets                                                                                        $    184.3
Property, plant and equipment                                                                               85.9
Other long-term assets                                                                                       2.3
                                                                                                      ----------
       Total assets                                                                                        272.5
                                                                                                      ----------

Current liabilities                                                                                       (200.4)
Long-term liabilities                                                                                      (17.8)
                                                                                                      ----------
       Total liabilities                                                                                  (218.2)
                                                                                                      ----------

Minority interest                                                                                          (21.4)
                                                                                                      ----------
       Net assets of discontinued PC Operations                                                       $     32.9
                                                                                                      ==========

KMT ACQUISITION

     On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor, Limited ("KMT") (the "KMT Acquisition"), at which time KMT became a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price of $31.3 million, net of $37.7 million cash acquired, which includes $25.0 million cash paid to KSL for land and KSL's equity interest in KMT, was allocated to the assets acquired and liabilities assumed based on their estimated fair value. In connection with the KMT Acquisition, the Company recorded total assets of $408.1 million, net of cash acquired, including deferred income taxes of $204.6 million and property, plant and equipment of $103.6 million, and total liabilities of $376.8 million, including debt and capital lease obligations totaling $296.4 million. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition.

     The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the KMT Acquisition had taken place at the beginning of 2001 and 2000 for the respective periods. The pro forma information includes adjustments for depreciation based on the value assigned in purchase accounting to the purchase of the property, plant and equipment acquired, amortization of intangible assets arising from the transaction, and the tax effects thereof. The pro forma financial information is not necessarily indicative of the results of continuing operations had the transaction occurred at the beginning of 2001 and 2000.

                                                                Quarter ended                Nine months ended
                                                           ------------------------      ------------------------
                                                             May 31,       June 1,        May 31,        June 1,
                                                              2001           2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
 Net sales from continuing operations                      $    818.3    $  1,553.8      $  3,455.6    $  4,056.6
 Income (loss) from continuing operations, net of taxes
    and minority interest                                      (310.0)        320.4           135.5         980.4
 Income (loss) per share from continuing operations -
    diluted                                                     (0.52)          0.55            0.22          1.71

EARNINGS PER SHARE

     Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share incorporates the additional shares issued from the assumed exercise of outstanding stock options using the "treasury stock" method and conversion of convertible debentures using the "if-converted" method, when dilutive. Diluted earnings per share also incorporates an adjustment to net income to exclude the after-tax effect of interest expense that would have been avoided from the assumed conversion of convertible debentures which amounted to $10.7 million for the third quarter of 2001 and $34.8 million for the first nine months of 2000. Net income per diluted earnings per share in the first nine months of 2001 did not incorporate an adjustment for the assumed conversion of convertible debentures because it would have been anti-dilutive.

     A reconciliation of the number of common shares used in per share calculations follows:

                                                                Quarter ended              Nine months ended
                                                           ------------------------      --------------------------
                                                             May 31,       June 1,        May 31,        June 1,
                                                              2001           2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
 Weighted average common shares outstanding                    596.3         551.0           590.7         537.7
 Adjustment for effects of assumed exercises
    and conversion                                                --          51.5            15.1          55.3
                                                           ---------     ----------    ------------  -----------
 Weighted average common shares and share
    equivalents outstanding                                    596.3         602.5           605.8         593.0
                                                           ==========     ========     ===========   ===========

     The average shares listed below were not included in the computation of diluted earnings per share because they were anti-dilutive for the periods presented:

                                                                  Quarter ended               Nine months ended
                                                             ------------------------     ---------------------
                                                              May 31,       June 1,         May 31,        June 1,
                                                                2001          2000           2001           2000
-------------------------------------------------------------------------------------------------------------------
Employee stock plans                                             62.6           0.1            3.9            0.2
8.4% convertible subordinated notes payable due 2005               --            --            5.3             --
7.0% convertible subordinated notes payable due 2004               --           5.2             --             --


JOINT VENTURES

     MTI participates in TECH Semiconductor Singapore, Pte. Ltd. ("TECH"), a joint venture among MTI, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. Subject to certain terms and conditions, MTI has agreed to purchase all of TECH's production. MTI purchases semiconductor memory products from TECH at prices generally based on a discount from MTI's prior quarter average selling prices. MTI performs assembly and test services on products manufactured by TECH. MTI is also a party to various agreements with TECH whereby MTI provides technology, engineering, and training support to assist TECH in operating an advanced wafer fabrication facility to produce MTI DRAM products. The net cost of products purchased from TECH amounted to $82.0 million for the third quarter of 2001 and $654.9 million for the first nine months of 2001. The net cost of products purchased from TECH amounted to $142.8 million for the third quarter of 2000 and $392.2 million for the first nine months of 2000. MTI amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the shareholder agreement. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.7 million and $8.0 million for the third quarter and first nine months of 2001, respectively, and was $0.3 and $1.0 million for the third quarter and first nine months of 2000, respectively. Receivables from TECH were $15.0 million and payables were $54.6 million as of May 31, 2001. As of August 31, 2000, receivables from TECH were $66.8 million and payables were $89.3 million.

     Through April 30, 2001, MTI participated in KMT, a joint venture between MTI and KSL. On April 30, 2001, MTI acquired the remaining interest in KMT by completing the KMT Acquisition. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. (See "KMT Acquisition" note). Through the date of acquisition, MTI purchased all of KMT's production at prices generally based on a discount from MTI's average selling prices. MTI was also party to various agreements with KMT whereby MTI provided assembly and test services, and technology, engineering, and training support to KMT. The net cost of products purchased from KMT amounted to $36.3 million for the third quarter of 2001 and $293.3 million for the first nine months of 2001. The net cost of products purchased from KMT amounted to $125.4 million for the third quarter of 2000 and $386.1 million for the first nine months of 2000. Receivables from KMT were $12.6 million and payables were $90.1 million as of August 31, 2000.

OPERATING SEGMENT INFORMATION

     The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. The Company's two reportable segments are Semiconductor Operations and Web-hosting Operations. The Semiconductor Operations' primary product is DRAM. The Web-hosting Operations' primary products are internet access and web-hosting services. Segment operating results are measured based on operating income (loss).

                                                               Quarter ended               Nine months ended
                                                          ------------------------      ----------------------
                                                           May 31,       June 1,        May 31,       June 1,
                                                            2001           2000          2001           2000
Net sales
--------------------------------------------------------------------------------------------------------------
Semiconductor Operations:
    External                                              $    798.7    $  1,534.4    $  3,390.5    $  4,000.4
    Sales to discontinued PC Operations                          4.2           9.1          21.6          34.6
                                                          -----------   -----------   ----------    ----------
                                                               802.9       1,543.5       3,412.1       4,035.0

Web-hosting Operations                                          15.4          10.2          43.4          21.5
Other                                                             --           0.1           0.1           0.1
                                                          -----------   -----------   ----------    ----------
Total consolidated net sales                              $    818.3    $  1,553.8    $  3,455.6    $  4,056.6
                                                          ==========    ==========    ==========    ==========

Operating income (loss)
--------------------------------------------------------------------------------------------------------------

Semiconductor Operations                                  $   (511.4)   $    458.1    $      2.6    $  1,305.1
Web-hosting Operations                                         (15.8)        (14.0)        (50.9)        (25.6)
Other                                                             --          (1.0)          0.4          (4.5)
                                                          ----------    ---------- -  ----------    ----------
Total consolidated operating income (loss)                $   (527.2)   $    443.1    $    (47.9)   $  1,275.0
                                                          ==========    ==========    ==========    ==========

     Segment assets consist of cash, investments, accounts receivable, inventory and property, plant and equipment.

                                                                                  May 31,              August 31,
Segment assets as of                                                               2001                  2000
-----------------------------------------------------------------------------------------------------------------------
Semiconductor Operations                                                        $  7,882.4            $  8,416.1
Web-hosting Operations                                                               302.1                 411.3
All other                                                                             13.1                  14.6
                                                                                -----------           ----------
                                                                                   8,197.6               8,842.0
Elimination of intersegment                                                          (50.9)                (96.0)
                                                                                ----------            ----------
                                                                                $  8,146.7            $  8,746.0
                                                                                ==========            ==========

Reconciliation to total assets:

Total segment assets                                                            $  8,146.7            $  8,746.0
Prepaid expenses                                                                      28.8                  14.9
Deferred income taxes                                                                143.2                 137.1
Product and process technology, net                                                  219.8                 213.0
Other assets (net of segment assets)                                                 309.9                 248.0
Net assets of discontinued PC Operations                                                --                  32.9
                                                                                ----------            ----------
Total consolidated assets                                                       $  8,848.4            $  9,391.9
                                                                                ==========            ==========


COMMITMENTS AND CONTINGENCIES

     As of May 31, 2001, the Company had commitments of approximately $709.4 million for equipment purchases and software infrastructure and $179.7 million for the construction of buildings.

     From time to time, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company is unable to predict the outcome of these suits. A determination that the Company's manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company has a number of patent and intellectual property license agreements. Some of these license agreements require the Company to make one-time or periodic payments. The Company may need to obtain additional patent licenses or renew existing license agreements in the future. The Company is unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

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

INTERLAND MERGER

     On March 23, 2001, MEI entered into a merger agreement to acquire Interland, Inc. ("Interland") in a stock-for-stock acquisition (the "Interland Merger") whereby Interland shareholders will own at closing approximately 30% of the combined company. Upon completion of the Interland Merger as proposed, MTI's ownership, approximately 59 million shares of MEI common stock, would be reduced from approximately 60% to 40%. As a result, MEI's results would no longer be consolidated in the Company's financial statements. The net book value of MEI common stock is expected to exceed the fair value of the MEI common stock to be issued in the Interland Merger. Upon completion of the Interland Merger as proposed, the Company currently estimates it will recognize a loss of approximately $35 million.

     The Interland Merger has been approved by the Boards of Directors of MEI and Interland. The Interland Merger is subject to several conditions and approvals, including shareholder and regulatory approvals. MTI has agreed to vote its shares of MEI common stock in favor of the Interland Merger and the holders of approximately 38% of Interland's outstanding common stock have agreed to vote their shares in favor of the Interland Merger. The Interland Merger is expected to close in August 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. Micron Technology, Inc. and its wholly-owned subsidiaries are hereinafter referred to collectively as "MTI."

     THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS MADE
IN: "MICRON ELECTRONICS, INC." REGARDING MEI'S PLANS TO MERGE WITH INTERLAND, INC.; MTI'S ESTIMATED LOSS UPON COMPLETION OF THE INTERLAND MERGER AND THE POSSIBILITY OF MTI'S FUTURE CONTRIBUTIONS OF MEI COMMON STOCK TO THE MICRON TECHNOLOGY FOUNDATION; "NET SALES" REGARDING FUTURE INVENTORY LEVELS; "RESEARCH AND DEVELOPMENT" REGARDING THE TRANSITION TO .15 MICRON AND .13 MICRON LINE-WIDTH PROCESS TECHNOLOGY; "RECENTLY ISSUED ACCOUNTING STANDARDS" REGARDING THE IMPACT OF THE IMPLEMENTATION OF SAB NO. 101; AND "LIQUIDITY AND CAPITAL RESOURCES" REGARDING THE FUTURE ISSUANCE OF SECURITIES BY MTI AND CAPITAL SPENDING IN 2001 AND 2002. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF CONTINUING OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "CERTAIN FACTORS." THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2000 AND THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED JULY 10, 2001. ALL PERIOD REFERENCES ARE TO THE COMPANY'S FISCAL PERIODS, UNLESS OTHERWISE INDICATED. ALL PER SHARE AMOUNTS ARE PRESENTED ON A DILUTED BASIS UNLESS OTHERWISE STATED.

KMT ACQUISITION

     On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor, Limited ("KMT") (the "KMT Acquisition"), at which time KMT became a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price of $31 million, net of $38 million cash acquired, which includes $25 million cash paid to KSL for land and KSL's equity interest in KMT, was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In connection with the KMT Acquisition, the Company recorded total assets of $408 million, net of cash acquired, including deferred income taxes of $205 million and property, plant and equipment of $104 million, and total liabilities of $377 million, including debt and capital lease obligations totaling $296 million. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. (See "Notes to Consolidated Financial Statements - KMT Acquisition.")


MICRON ELECTRONICS, INC.

     The Company has Web-hosting Operations which are operated through Micron Electronics, Inc. ("MEI"), an approximately 60% owned, publicly-traded subsidiary of MTI.

     In the third quarter of 2001, MEI announced its intent to merge with Interland, Inc. ("Interland"), a provider of web-hosting services, disposed of its PC Operations and sold its SpecTek component recovery business to MTI. (See "Minority Interest.")

     On March 23, 2001, MEI entered into a merger agreement to acquire Interland in a stock-for-stock acquisition (the "Interland Merger") whereby Interland shareholders will own at closing approximately 30% of the combined company. Upon completion of the Interland Merger as proposed, MTI's ownership, approximately 59 million shares of MEI common stock, would be reduced from approximately 60% to 40%. As a result, MEI's results would no longer be consolidated in the Company's financial statements. The net book value of MEI common stock is expected to exceed the fair value of the MEI common stock to be issued in the Interland Merger. As a result, upon completion of the Interland Merger as proposed, the Company currently estimates it will recognize a loss of approximately $35 million.

     The Interland Merger has been approved by the Boards of Directors of MEI and Interland. The Interland Merger is subject to several conditions and approvals, including shareholder and regulatory approvals. MTI has agreed to vote its shares of MEI common stock in favor of the Interland Merger and the holders of approximately 38% of Interland's outstanding common stock have agreed to vote their shares in favor of the Interland Merger. The Interland Merger is expected to close in August 2001.

     On May 31, 2001, MEI completed the disposition of its PC Operations to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76 million in cash, and assumed specified liabilities of the PC Operations. MEI may be required to provide additional cash to GTG if certain working capital requirements based on the net assets and liabilities transferred to GTG are not met. The Company's consolidated results of operations for the first nine months of 2001 include the effects of the disposition of MEI's PC Operations. The Company's consolidated net loss for the first nine months of 2001 of $50 million (or $0.08 per share) includes the loss, net of taxes and minority interest, on discontinued PC Operations of $104 million ($0.17 per share). The loss of $104 million for the first nine months of 2001 for the discontinued PC Operations consists of losses of $47 million on the disposal of the discontinued PC Operations, $21 million from the operations of the discontinued PC business from March 2, 2001 (the date on which MEI adopted its plan to discontinue its PC operations) through May 31, 2001, and $36 million from the operations of the discontinued PC business from the beginning of fiscal 2001 through March 1, 2001. The Company recorded a loss of $12 million, net of taxes and minority interest, for the discontinued PC Operations in the third quarter of 2001 which reflects higher operating losses and a higher loss on the disposal of the PC Operations than was estimated at the end of the second quarter of 2001. The losses from operations of the PC business, net of taxes and minority interest, were $15 million and $34 million, respectively, for the third quarter and first nine months of 2000. (See "Notes to Consolidated Financial Statements - Discontinued PC Operations," and "Certain Factors.")

     Net sales from the Company's discontinued PC Operations were $125 million and $580 million for the third quarter and first nine months of 2001, respectively, and $235 million and $710 million for the third quarter and first nine months of 2000, respectively. The Company's consolidated financial information presents the discontinued PC Operations separate from the results of the Company's continuing operations and the discussion and analysis that follows generally focuses on continuing operations.

     From time to time MTI has contributed shares of MEI common stock to the Micron Technology Foundation, a charitable organization established by the Company, and may make additional contributions of a portion or all of its shares of MEI common stock in the future. Upon contribution of MEI shares to the Micron Technology Foundation, the Company incurs a charge to its results of operations for the carrying value of the shares contributed. As of May 31, 2001, the carrying value of the Company's investment in MEI was $190 million.

RESULTS OF OPERATIONS

                                                  Third Quarter                                Nine Months
                                     ------------------------------------------ ------------------------------------------
                                              2001                 2000                  2001                  2000
                                     -------------------- --------------------- --------------------- --------------------
                                                            (Amounts in millions, except per share data)
Net sales from continuing operations:
         Semiconductor Operations      $    802.9   98.1%   $  1,543.5   99.3%    $  3,412.1   98.7%    $  4,035.0   99.5%
         Web-hosting Operations              15.4    1.9%         10.2    0.7%          43.4    1.3%          21.5    0.5%
         Other                                 --    0.0%          0.1    0.0%           0.1    0.0%           0.1    0.0%
                                       ---------- ------    ---------- ------     ---------- ------     -----------------
   Net sales                           $    818.3  100.0%   $  1,553.8  100.0%    $  3,455.6  100.0%    $  4,056.6  100.0%
                                       ==========  =====    ==========  =====     ==========  =====     ==========  =====

Operating income (loss) from
continuing operations:
         Semiconductor Operations      $   (511.4)          $    458.1            $      2.6            $  1,305.1
         Web-hosting Operations             (15.8)               (14.0)                (50.9)                (25.6)
         Other                                 --                 (1.0)                  0.4                  (4.5)
                                       ----------           ----------            ----------            ----------
   Operating income (loss)             $   (527.2)          $    443.1            $    (47.9)           $  1,275.0
                                       ==========           ==========            ==========            ==========

Income (loss) from continuing
operations, net of taxes and minority
interest                               $   (301.1)          $    289.9            $     54.3            $    811.6

Net loss from discontinued PC
Operations                                  (12.3)               (15.0)               (103.8)                (34.1)
                                       ----------           ----------            ----------            ----------

Net income (loss)                      $   (313.4)          $    274.9            $    (49.5)           $    777.5
                                       ==========           ==========            ==========            ==========

Earnings (loss) per share from
continuing operations - diluted        $    (0.50)          $     0.50            $     0.09            $     1.43
                                       ==========           ==========            ==========            ==========

Net income (loss) per share - diluted  $    (0.53)          $     0.47            $    (0.08)           $     1.37
                                       ==========           ==========            ==========            ==========

     For the second quarter of 2001, loss from continuing operations, net of taxes and minority interest, was $4 million (or $0.01 per share) on net sales of $1,066 million. Net loss for the second quarter of 2001 was $88 million (or $0.15 per share). The Company's two reporting segments are Semiconductor Operations and Web-hosting Operations.

     NET SALES

     Substantially all the Company's net sales from continuing operations for all periods presented were derived from its Semiconductor Operations. Net sales from Semiconductor Operations for the third quarter and first nine months of 2001 decreased by 48% and 15% as compared to the third quarter and first nine months of 2000, respectively. These decreases in net sales were due to decreases in average selling prices for the Company's semiconductor memory products of approximately 60% and 50%, respectively. Megabit shipments increased by approximately 35% and 60% for these same comparative periods. The Company's primary memory product in the third quarter and first nine months of 2001 was the 128 Meg Synchronous DRAM ("SDRAM"), which constituted approximately 57% and 46%, respectively, of the net sales of Semiconductor Operations.

      Net sales from Semiconductor Operations decreased 24% in the third quarter of 2001 as compared to the second quarter of 2001 as a result of an approximate 35% decrease in the Company's overall average selling price per megabit of its semiconductor memory products. The effect of this decrease in average selling prices was partially offset by an approximate 20% increase in total megabits shipped. Average selling prices for the Company's semiconductor memory products have continued to decline in the first few weeks of the fourth quarter of fiscal 2001.

     The Company's aggregate work in progress and finished goods inventories of semiconductor memory products, as measured in megabits, increased approximately 23% and 88% as of the end of the third quarter of 2001 compared to the end of the second quarter of 2001 and the prior year end, respectively. The 23% increase in inventory was principally due to the consolidation of KMT's financial statements with those of the Company. The 88% increase in inventory was due to a number of factors, including increases in megabit production resulting from increases in total wafer outs and ongoing improvements in manufacturing efficiency combined with relatively weak industry demand for memory products, product and process transitions to next generation devices, and the consolidation of KMT's financial statements with those of the Company. If industry demand for semiconductor memory products does not improve, the Company's inventory could continue to increase.

     GROSS MARGIN

                                                      Third Quarter                          Nine Months
                                              ----------------------------------   -----------------------------------
                                                  2001     % Change     2000           2001      % Change     2000
                                              ----------------------------------   -----------------------------------
Gross margin                                   $(275.8)     (141.7)%   $661.7        $687.0        (64.2)%   $1,917.5
   as a % of net sales                           (33.7)%                 42.6%         19.9%                     47.3%

     Substantially all of the Company's gross margin from continuing operations for all periods presented was attributed to its Semiconductor Operations. The gross margin percentage from Semiconductor Operations was 18% for the second quarter of 2001. The decreases in gross margin percentage for the third quarter and first nine months of 2001 as compared to the corresponding periods of 2000 and for the third quarter of 2001 as compared to the second quarter of 2001 were principally due to the decreases in average selling prices per megabit of memory for the same periods. In addition, in the third quarter of 2001 the Company wrote down the carrying value of its semiconductor memory inventories by $261 million to their estimated market values.

     Subject to specific terms and conditions, MTI has agreed to purchase all of the products manufactured by its joint venture wafer fabrication facility, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied approximately 20% of the total megabits of memory produced by the Company in the third quarter and first nine months of 2001. MTI purchases semiconductor memory products from TECH at prices determined quarterly generally based on a discount from average selling price realized by the Company for the immediately preceeding quarter. MTI performs assembly and test services on products manufactured by TECH. MTI also provides certain technology, engineering, and training support to TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH. The Company realized lower gross margins on sales of TECH products than for products manufactured by its wholly-owned facilities in the third quarter and first nine months of 2001 and 2000.

     SELLING, GENERAL AND ADMINISTRATIVE

                                                       Third Quarter                          Nine Months
                                              ----------------------------------   -----------------------------------
                                                  2001     % Change     2000           2001      % Change     2000
                                              ----------------------------------   -----------------------------------
Selling, general and administrative              $104.3       (7.2)%   $112.4         $319.7        3.3%     $309.4
   as a % of net sales                             12.7%                  7.2%           9.3%                   7.6%

     Selling, general and administrative expenses ("SG&A") for continuing operations decreased in the third quarter of 2001 compared to the third quarter of 2000 primarily due to lower performance-based compensation expense. In addition, SG&A for the third quarter of 2000 included a $6 million charge for the market value of MEI common stock contributed by MTI to the Micron Technology Foundation.

     SG&A for continuing operations increased in the first nine months of 2001 as compared to the first nine months of 2000 primarily due to increased costs associated with Web-hosting Operations. SG&A for the Company's Semiconductor Operations decreased slightly comparing the first nine months of 2001 with the first nine months of 2000. SG&A for the first nine months of 2000 included a $25 million charge for the market value of MEI common stock contributed by MTI to the Micron Technology Foundation. In addition to the prior-year contribution charge, this decrease in Semiconductor Operations' SG&A is due to decreased performance-based compensation and bad debt expense, partially offset by increased legal costs associated with product and process technology rights litigation and patent prosecution, technical and professional fees, and depreciation expense associated with the Company's business software systems. (See "Notes to Consolidated Financial Statements - Commitments and Contingencies.") SG&A for the third quarter of 2001 was flat compared to the second quarter of 2001.

     SG&A for continuing operations attributable to the Company's Web-hosting Operations approximated 16% of the total for continuing operations for the third quarter and first nine months of 2001 and approximated 13% and 9% for the third quarter and first nine months of 2000, respectively.

     The Company may make additional contributions of a portion or all of its shares of MEI common stock in the future. Upon contribution of MEI shares, the Company incurs a charge to its results of operations for the carrying value of the shares contributed. As of May 31, 2001, the carrying value of the Company's investment in MEI was $190 million.

     RESEARCH AND DEVELOPMENT

                                                      Third Quarter                          Nine Months
                                              ----------------------------------   -----------------------------------
                                                  2001     % Change     2000           2001      % Change     2000
                                              ----------------------------------   -----------------------------------
Research and development                         $114.5      13.9%      $100.5        $384.4      30.2%      $295.3
   as a % of net sales                             14.0%                   6.5%         11.1%                   7.3%

     Substantially all the Company's research and development efforts relate to its Semiconductor Operations. Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. The increases in research and development expenses in the third quarter and first nine months of 2001 as compared to corresponding periods of 2000 are primarily due to an increased number of development wafers processed and higher compensation expenses reflective of an increased number of personnel. Process technology research and development efforts are focused on .15 micron, .13 micron and .11 micron line-width process technologies which are designed to facilitate the Company's transition to next generation products.

     Application of advanced process technology currently is concentrated on design of shrink versions of the Company's 128 Meg SDRAMs and on design and development of the Company's 256 Meg and 512 Meg SDRAMs, DDR SDRAM, Flash and SRAM memory products. Other research and development efforts are currently devoted to the design and development of embedded memory and the Company's advanced memory products and technologies. The Company is also developing technology designed to enable customers to more rapidly adopt the Company's advanced memory architectures.

     The Company has transitioned a majority of its manufacturing operations to .15 micron line-width process technology and will evaluate any ongoing transition in light of market conditions. The Company anticipates that it will move its manufacturing operations to .13 micron line-width process technology in the next few years as needed for the development of future generation semiconductor products.

     OTHER OPERATING EXPENSE, NET

     Other operating expense for the third quarter of 2001 includes a $13 million loss, net of gains, on write-downs and disposals of semiconductor equipment and a $15 million write-off of certain design costs associated with the Company's Lehi facility. Other operating expense for the first nine months of 2000 includes a $27 million loss, net of gains, on write-downs and disposals of semiconductor equipment.

     INTEREST INCOME AND EXPENSE

     Interest income was higher for the third quarter and first nine months of 2001 as compared to the third quarter and first nine months of 2000 primarily due to the Company's higher levels of cash and liquid investments in 2001 periods.

     Interest expense was lower for the third quarter and first nine months of 2001 as compared to the third quarter and first nine months of 2000, primarily as a result of the Company's conversions of debt to equity in the third quarter of 2000 and the first quarter of 2001. The Company converted its $500 million, 7.0% convertible subordinated notes to equity in the third quarter of 2000 and converted its $740 million face amount, 6.5% convertible subordinated notes to equity in the first quarter of 2001. (See "Notes to Consolidated Financial Statements - Supplemental Balance Sheet Information - Debt.")

     OTHER NON-OPERATING INCOME, NET

     Other non-operating income for the first nine months of 2001 includes a $5 million gain on MEI's sale of its remaining interest in MCMS, Inc., formerly Micron Custom Manufacturing Services and a wholly-owned subsidiary of MEI. Other non-operating income for the first nine months of 2000 includes a $14 million gain on the contribution by MTI of 2.3 million shares of MEI common stock to the Micron Technology Foundation. Selling, general and administrative expense in the first nine months of 2000 includes a $25 million charge for the market value of the stock contributed. The Company may make additional contributions of a portion or all of its shares of MEI common stock in the future. Upon contribution of MEI shares, the Company incurs a charge to its results of operations for the carrying value of the shares contributed. As of May 31, 2001, the carrying value of the Company's investment in MEI was $190 million.


     INCOME TAX (PROVISION) BENEFIT

     The Company's effective tax rate for the first nine months of 2001 reflects the mix of income and losses among tax jurisdictions with differing statutory rates, and the benefit of a $34 million change in the prior year's accrual for income taxes upon filing of the tax returns. In periods in which the Company's results of operations approximate break-even, the effective tax rate percentage can vary significantly. The Company's future effective income tax rate will also vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates. Excluding the effect of the change in the prior year's accrual, the Company's effective tax rate for the first nine months of 2001 was 55%.

     MINORITY INTEREST

     Minority interest for the third quarter and first nine months of 2001 and 2000 includes minority shareholders' interest in the SpecTek component recovery business and the Web-hosting Operation. The component recovery business was purchased from MEI on April 5, 2001, at which time it became a wholly-owned operation of MTI and, as a result, the Company no longer recorded minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $1 million and $18 million of minority interest is attributable to the earnings of MEI's component recovery business for the third quarter and first nine months of 2001, respectively. Minority interest for the third quarter of 2001 includes one month of minority interest attributable to the earnings of MEI's component recovery business.

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

     SFAS No. 133 requires that all derivatives be recorded as either assets or liabilities in the balance sheet and marked to market on an ongoing basis. SFAS No. 133 applies to all derivatives including stand-alone instruments, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, certain underlying hedged items are also to be marked to market on an ongoing basis. These market value adjustments are to be included either in the statement of operations or as a component of comprehensive income, depending on the nature of the transaction. The Company adopted SFAS 133 in the first quarter of 2001. The adoption did not have a significant impact on the Company's results of operations or financial position.

     SAB No. 101 summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption is required for the Company in the fourth quarter of 2001. The Company does not expect the implementation of SAB No. 101 to have a significant impact on its future results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity during the first nine months of 2001 was net cash flow from continuing operations of $845 million, which reflects the favorable effect of a decrease in receivables, partially offset by an increase in the level of semiconductor memory inventory. During the first nine months of 2001, the Company expended $1,225 million for property, plant and equipment for continuing operations. As of May 31, 2001, the Company's Semiconductor Operations had cash and liquid investments totaling $1,543 million, representing a decrease of $597 million from August 31, 2000.

     In the first quarter of 2001, the Company's 6.5% convertible subordinated notes due October 2005, with a face amount of $740 million, were converted into approximately 24.7 million shares of common stock, resulting in a reclassification of $685 million from debt to equity.

     The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company continuously evaluates the financing of capital improvements and in this regard has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement. The Company acquired approximately $1.4 billion of property, plant and equipment in the first nine months of 2001 and expects capital spending to approximate $1.8 billion in 2001 and $1 billion in 2002. As of May 31, 2001, the Company had commitments extending into 2003 of approximately $710 million for equipment purchases and software infrastructure, and approximately $180 million for the construction of facilities.

     On April 30, 2001, MTI completed the acquisition of KMT and, in connection therewith, MTI assumed $296 million in debt and capital lease obligations.

     As of May 31, 2001, approximately $185 million of the Company's consolidated cash and liquid investments were held by MEI. Cash generated by MEI is not readily available to finance operations or other expenditures of the Company's Semiconductor Operations. MEI terminated its unsecured credit agreement effective March 28, 2001.

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

THE VOLATILE NATURE OF THE DRAM INDUSTRY COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS

     The DRAM industry is highly volatile. Due to the commodity nature of DRAM products, when the supply of DRAM products exceeds the demand for such products, average selling prices for DRAM products decline, sometimes rapidly. DRAMs are our primary product and constituted approximately 93% of our consolidated net sales in the third quarter of 2001 and 87% of our consolidated net sales in the first nine months of 2001. In the past, our operating results and cash flows have been adversely affected by declines in average selling prices for DRAM products.

WE ARE DEPENDENT ON THE PERSONAL COMPUTER ("PC") MARKET AS MOST OF THE MEMORY PRODUCTS WE SELL ARE USED IN PCS OR PERIPHERALS. IF THE GROWTH RATE OF EITHER PCS SOLD OR THE AMOUNT OF MEMORY INCLUDED IN EACH PC DECREASES, SALES OF OUR MEMORY PRODUCTS COULD DECREASE

     In the third quarter and first nine months of 2001, we sold most of our memory products to PC or peripheral markets. DRAMs are the most widely used semiconductor memory components in PCs. In recent periods, the growth rate of PCs sold has slowed significantly or declined; and the growth rate for the amount of memory included in each PC has slowed. These declining growth rates affected our third quarter results of operations. If we experience a sustained reduction in the growth rate of either PCs sold or the amount of memory included in each PC, sales of our memory products could decrease and our results of operations, cash flows and financial condition could be adversely affected.

WE HAVE EXPERIENCED DRAMATIC DECLINES IN AVERAGE SELLING PRICES FOR OUR MEMORY PRODUCTS, WHICH HAVE ADVERSELY AFFECTED OUR BUSINESS

     Average per megabit selling prices for our memory products decreased by approximately 35% in the third quarter of 2001 as compared to the second quarter of 2001 and have decreased by an average of approximately 30% per year over the last 10 years. Further, significant fluctuations in average selling prices for our memory products have occurred, including periods when decreases exceeded 30% per year. For instance, we experienced decreases in average selling prices in excess of a long-term 30% rate in four of the last five fiscal years, as follows: 37% decline in 1999, 60% decline in 1998, 75% decline in 1997 and 46% decline in 1996.

     We are unable to predict pricing conditions for any future period. If average selling prices for our memory products continue to decrease faster than we are able to decrease per megabit manufacturing costs, our results of operations, cash flows and financial condition would continue to be adversely affected.

INCREASED WORLDWIDE DRAM PRODUCTION COULD LEAD TO FURTHER DECLINES IN AVERAGE SELLING PRICES FOR DRAM

     We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps. These improvements increase worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture semiconductors in facilities that process 300-millimeter ("300mm") wafers. 300mm wafers have approximately 130% greater usable surface area than 200mm wafers, the current industry standard. Their widespread use in the industry, which is expected to occur within the next two to five years, will lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM capacity expansions, by way of either new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production. Increases in worldwide supply of DRAM could lead to further declines in average selling prices for our products and adversely affect our results of operations and cash flows.

IF AVERAGE SELLING PRICES OF MEMORY PRODUCTS CONTINUE TO DECLINE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO FUND OUR OPERATIONS

     Historically, we have invested substantially all cash flow from Semiconductor Operations in capacity expansion and enhancement programs. Our cash flow from operations depends primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. In recent periods, our average selling prices declined at a faster rate than our per megabit manufacturing costs. If average selling prices continue to decline at a faster rate than our per megabit manufacturing costs, we may not be able to generate sufficient cash flows to sustain our operations. We may be unable to obtain other external sources of liquidity to fund our operations or efforts to enhance our capacity and product and process technology. Without additional financing, we may be unable to invest sufficiently in capacity expansion and enhancement programs, which could materially adversely affect our business, results of operations and financial condition.

AVERAGE SELLING PRICES MAY BE BELOW THE COST OF MANUFACTURING AND DISTRIBUTING SEMICONDUCTOR MEMORY PRODUCTS REQUIRING INVENTORY WRITE DOWNS

     To the extent the estimated market price of products held in finished goods and work in progress at each quarter end is below the cost of these products, we must recognize a charge against operations to write down the carrying value to market value. In the third quarter of 2001, we recognized a $261 million write down of inventories. Depending on market conditions, future quarters may be significantly impacted by future inventory write downs.

IF ANY ONE OF OUR MAJOR PC ORIGINAL EQUIPMENT MANUFACTURER ("OEM") CUSTOMERS SIGNIFICANTLY REDUCES ITS PURCHASES OF DRAM FROM US, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We supply several major PC OEMs with more than 30% of their memory requirements. Sales to three of our PC OEM customers approximated 30% of our Semiconductor operation's net sales in the third quarter and first nine months of 2001. If any one of our major PC OEM customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

IF WE ARE UNABLE TO MAKE ADEQUATE CAPITAL INVESTMENTS, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Substantial capital investments will be required to convert manufacturing operations to 300mm wafer processing over the next several years. We made $1.4 billion in capital investments in the first nine months of 2001 and currently estimate that our capital investments will approximate $1.8 billion in fiscal 2001 and $1 billion in fiscal 2002. If we are unable to make adequate capital investments, our results of operations and cash flows could be adversely affected.

IF WE ARE UNABLE TO REDUCE PER MEGABIT MANUFACTURING COSTS OF OUR MEMORY PRODUCTS AT AN ACCEPTABLE RATE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     To reduce per megabit manufacturing costs we must design and develop new generation products, reduce the die size of our existing products and increase the production of these products at acceptable rates to acceptable yields. If we are unable to reduce per megabit manufacturing costs, our results of operations and cash flows could be adversely affected.

IF OUR MANUFACTURING PROCESS IS INTERRUPTED, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We manufacture products using highly complex processes that require technologically advanced and costly equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time or cost-effectively. Additionally, if production at a fabrication facility is interrupted for any reason, including, but not limited to, disruptions in power or water supply, we may be unable to meet our customers' demand and they may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

AN ADVERSE DETERMINATION THAT OUR PRODUCTS AND PROCESSES INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     From time to time, others have asserted, and may in the future assert, that our products or our processes infringe their product or process technology rights. In this regard, we are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On May 24, 2001, the trial judge issued a decision in which the court rejected Rambus' assertions of infringement and denied its request for a preliminary injunction. Rambus appealed the ruling to the Monza appeals panel and a hearing is set for July 12, 2001. Legal proceedings are also pending between the Company and Rambus in the U.S. District Court for the District of Delaware and in other jurisdictions. On August 28, 2000, the Company filed a declaratory judgment action against Rambus in the U.S. District Court for the District of Delaware. On February 1, 2001, the Company amended its complaint. Pursuant to its complaint, the Company is seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment that (a) certain Rambus patents are not infringed, are invalid and/or are unenforceable, (b) the Company has an implied license to Rambus' patents, and (c) Rambus is estopped from enforcing its patents against the Company because of its conduct in the Joint Electron Device Engineering Council standards setting body; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an Answer and Counterclaim. Rambus denies that the Company is entitled to relief and has alleged willful infringement by the Company of eight Rambus patents. Trial is currently scheduled for October 29, 2001. The Company cannot predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

     We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

WE MAY NOT BE ABLE TO INCREASE MEGABIT PRODUCTION AT THE SAME RATE IN FUTURE PERIODS AS WE HAVE IN THE PAST

     In recent years, we have increased our megabit production through improvements in our manufacturing processes, including reducing the die size of our existing products. As a result, we have decreased per megabit production costs and significantly increased our megabit production. However, we may not be able to increase megabit production at historical rates in future periods. Our ability to increase megabit production in future periods may be limited because of the following factors:

     - our substantial completion of product and process technology upgrades in our international and joint venture facilities,

     - our ability to implement more complex technologies without compromising our manufacturing yields,

     - our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes, or

     -    our increase in wafer starts for our Flash and SRAM products.

SEMICONDUCTOR MEMORY MARKET CONDITIONS MAY LEAD US TO SLOW DOWN THE RATE AT WHICH WE IMPLEMENT TECHNOLOGY IMPROVEMENTS AND CAPACITY EXPANSION PROGRAMS

     Historically we have decreased per megabit production costs through improvements in our manufacturing processes. To the extent market conditions limit cash flows from operations, we may be forced to or may choose to slow down the rate at which we implement technology improvements. As a result, we would not be able to increase megabit production output and reduce our per megabit manufacturing costs to the fullest extent possible, and our results of operations would be adversely affected.

IF MEI IS UNABLE TO EFFECTIVELY COMPETE IN THE WEB-HOSTING INDUSTRY OR TO COMPLETE ITS MERGER WITH INTERLAND, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     MEI's business strategy is to focus on web-hosting. In an effort to continue to focus on web-hosting, MEI has agreed, subject to various terms and conditions, to merge with Interland, Inc. The web-hosting industry is highly competitive. A number of MEI's web-hosting competitors have greater brand awareness and market share and have substantially greater financial, technical, marketing and other resources than MEI. If MEI is unable to complete its merger with Interland or to effectively compete in the web-hosting industry, our results of operations could be adversely affected.

VARIOUS MEI STOCK TRANSACTIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     As of May 31, 2001, we owned approximately 59 million shares of MEI common stock and the carrying value of our investment in MEI was $190 million. We currently estimate that we will incur a loss of approximately $35 million upon consummation of the Interland Merger. The actual amount of the loss may vary depending on the market value, net book value and number of MEI shares of common stock outstanding at the time of the Interland Merger, as well as the actual number of shares issued in the merger. If the carrying value of our MEI stock exceeds the fair value of MEI stock at the time MEI issues stock in connection with the Interland Merger or if we sell MEI shares for a price less than our carrying value, our results of operations will be adversely affected.

     In addition to the anticipated loss upon consummation of the Interland Merger, if future events determine that there is a permanent decline in the value of MEI stock, our consolidated financial statements could reflect a charge to write down our investment in MEI to its market value.

     From time to time we have contributed shares of MEI common stock to the Micron Technology Foundation and may make additional contributions of a portion or all of its shares of MEI common stock in the future. As of May 31, 2001, we have contributed approximately 2 million shares of MEI common stock to the Micron Technology Foundation. Upon contribution of the MEI shares, we incur a charge for the carrying value of the shares contributed.

IF WE ARE NOT ABLE TO PURCHASE TECHNOLOGICALLY-ADVANCED SEMICONDUCTOR MANUFACTURING EQUIPMENT, OUR RESULTS OF OPERATIONS COULD BE HARMED

     Our Semiconductor Operations require highly advanced, complex and costly semiconductor equipment. To continue to be a low-cost producer of semiconductor memory products, we will need to replace obsolete equipment and purchase the most technologically-advanced semiconductor manufacturing equipment. However, there are only a limited number of suppliers capable of providing this critical equipment. Equipment shortages have occurred from time to time in the past and lead times for ordering new equipment are typically 6 to 18 months. We often need to place orders for new equipment several months in advance to ensure timely delivery, which may limit our ability to alter plans in response to changes in market conditions. Our supply of new equipment could be significantly delayed if any shortages occur. Any equipment delays could limit our ability to use the most cost-effective processes and limit our ability to expand or maintain our capacity.

INTERRUPTIONS IN OUR SUPPLY OF RAW MATERIALS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Our Semiconductor Operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors, including increases in worldwide semiconductor manufacturing, could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. Although raw materials shortages have not interrupted our operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is interrupted or our lead times extended, our results of operations could be adversely affected.

IF WE ARE UNABLE TO RETAIN EXISTING KEY EMPLOYEES, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED

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

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN SALES AND OPERATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS

     Foreign sales approximated 48% of our consolidated net sales in the third quarter of 2001 and 45% of our consolidated net sales in the first nine months of 2001. In addition, we support manufacturing operations in Italy, Singapore, Japan and Scotland. Our foreign sales and foreign operations are subject to a variety of risks, including:

     - currency fluctuations, export duties, changes to import and export regulations, and restrictions on the transfer of funds,

     -    employee turnover and labor unrest,

     - longer payment cycles and greater difficulty in collecting accounts receivable,

     -    compliance with a variety of foreign laws, and

     -    political and economic instability.

These factors may adversely affect our business, results of operations and financial condition.

IF WE FAIL TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE SEMICONDUCTOR MEMORY INDUSTRY, OUR RESULTS OF OPERATIONS AND CASH FLOWS WOULD BE ADVERSELY AFFECTED

     The semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. Consolidations in the semiconductor memory industry could weaken our position against competitors. If we fail to compete effectively, our results of operations and cash flows would be adversely affected.

PRODUCTS THAT DO NOT MEET SPECIFICATIONS OR THAT CONTAIN, OR ARE RUMORED TO CONTAIN, DEFECTS OR THAT ARE OTHERWISE INCOMPATIBLE WITH END USES COULD IMPOSE SIGNIFICANT COSTS ON US OR OTHERWISE ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses. If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in one or both of the following ways:

     - we may need to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

     - we may encounter adverse publicity, which could cause a decrease in sales of our products.

IF WE DECIDE NOT TO COMPLETE OUR LEHI FABRICATION FACILITY, OR IF FUTURE EVENTS OCCUR WHERE WE OTHERWISE DETERMINE THAT THERE IS A PERMANENT DECLINE IN THE FAIR VALUE OF THE FACILITY, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and our operations, cash flows and alternative uses of capital. We continue to evaluate the carrying value of the facility, and as of May 31, 2001, its $1 billion carrying value was determined not to be impaired. If future events occur where we determine the carrying value of the Lehi facility to be impaired, our consolidated financial statements could reflect a charge to write down the carrying value of the facility.

IF OUR SUPPLY OF MEMORY PRODUCTS FROM OUR TECH JOINT VENTURE IS INTERRUPTED, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     TECH currently supplies us with approximately 20% of our total megabits of memory produced. We have agreements to purchase all of the production from TECH subject to specific terms and conditions. TECH has historically been required to seek additional financing to fund its ongoing operations and transition to next generation technologies. Our source of supply may be interrupted if TECH is unable to obtain required financing. In addition, our supply from TECH may be interrupted if TECH experiences a disruption in its manufacturing process. Any reduction in supply could adversely affect our results of operations and cash flows.

IF WE ARE UNABLE TO SUCCESSFULLY TRANSITION OUR SEMICONDUCTOR OPERATIONS TO 300MM WAFER MANUFACTURING PROCESSES, THE RESULTS OF OUR OPERATIONS AND CASH FLOWS COULD BE ADVERSELY AFFECTED

     We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at a slightly higher cost for each wafer, resulting in substantially reduced costs for each die. Several of our competitors have announced intentions to shift part or all of their memory manufacturing operations to 300mm wafers in the near future. Some of these competitors have established pilot 300mm wafer lines. If these competitors are able to transition operations to 300mm wafers before us, we could be at a cost disadvantage. Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to otherwise raise funds. We may also experience disruptions in manufacturing operations and reduced yields during our initial transition stage to larger wafer sizes. If we are unable to successfully transition to 300mm wafer processing, our results of operations and cash flows could be adversely affected.

WE EXPECT THE DRAM MARKET TO UNDERGO CONSIDERABLE MARKET SEGMENTATION IN THE NEAR FUTURE. IF WE FAIL TO ACCURATELY PREDICT AND MEET MARKET DEMAND FOR VARIOUS PRODUCTS, THE RESULTS OF OUR OPERATIONS AND CASH FLOWS COULD BE HARMED

     The DRAM market in the past has been characterized by production of large volumes of one dominant part type with the lowest possible megabit cost. We expect the DRAM market to partially change its focus from the production of one dominant part type to a market with several different part types based on a variety of new technologies. These new technologies may include PC133 SDRAM, Double Data Rate (DDR) DRAM, and Rambus(R) DRAM. We also expect to support a larger number of product densities in the future. This segmentation of the DRAM market is expected to continue in future periods, as our memory products are used in a wide variety of different products. If we are to maintain our large market share with major OEM customers we must offer a broader range of products to meet the memory requirements of these OEMs. It takes several months, or even years, to develop and qualify new products. If we are unable to accurately predict the demand for new products or the technologies on which these new products are based, our results of operations and cash flows could be adversely affected given the long lead times associated with product development. In addition, if we are unable to offer a broader range of products in a cost-effective manner, our results of operations and cash flows may be adversely affected.

NEW TECHNOLOGIES COULD AFFECT DEMAND FOR OUR SEMICONDUCTOR MEMORY PRODUCTS AND HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS AND CASH FLOWS

     We, and our competitors, need to spend substantial resources to develop new semiconductor memory technologies. If our competitors introduce new products and processes before we do, demand for our products could decrease and our results of operations could be harmed. We expect our competitors will continue to develop new products and processes in the future. Although we will continue to invest substantially in our own research and development efforts, we cannot guarantee that our new products and processes will be competitive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of May 31, 2001, the Company held aggregate cash and receivables in foreign currency valued at approximately US $63 million and aggregate foreign currency liabilities valued at approximately US $453 million (including long-term debt denominated in Yen valued at approximately US $284 million). Foreign currency receivables and payables are comprised primarily of Japanese Yen, British Pounds, Singapore Dollars and Euros.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company because of its conduct in the Joint Electron Device Engineering Council, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an answer and counterclaim against the Company in Delaware alleging infringement of eight (8) Rambus patents subject to the Company's declatory judgment action. A trial date of October 29, 2001, has been set by the Delaware court. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On October 6, 2000, pursuant to an ex parte proceeding, the Monza trial court ordered the seizure of certain SDRAM masks used at the Company's Avezzano site. On December 21, 2000, an appeals panel of the Court of Monza ordered that the seizure be revoked and held that the Monza trial court had no jurisdiction to adjudicate the matter. Despite the appeals panel's jurisdictional finding, the Monza trial court ordered that technical review proceedings continue with respect to the issue of preliminary injunction. On May 24, 2001, the trial judge issued a decision in which the court rejected Rambus' assertions of infringement and denied its request for a preliminary injunction. Rambus appealed the ruling to the Monza appeals panel and a hearing is set for July 12, 2001. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. The Company is unable to predict the outcome of these suits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following are filed as a part of this report:

     Exhibit
     Number             Description of Exhibit
     ------             -------------------------------------------------------
     3.1                Restated Certificate of Incorporation

(b) The registrant did not file any reports on Form 8-K during the fiscal quarter ended May 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Micron Technology, Inc.
                                        ---------------------------------------
                                        (Registrant)




Dated: July 10, 2001                    /s/ Wilbur G. Stover, Jr.
                                        ---------------------------------------
                                        Wilbur G. Stover, Jr., Vice President of
                                        Finance and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)