Form 10-K
period 2001-08-30
MICRON TECHNOLOGY INC
filed 2001-10-15
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10658

Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8000 S. Federal Way, P.O. Box 6, Boise, Idaho	83707-0006
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(208) 368-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $.10 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on September 28, 2001, as reported by the New York Stock Exchange, was approximately $7.6 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the registrant's common stock as of October 10, 2001, was 599,277,188.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for registrant's 2001 Annual Meeting of Shareholders to be held on November 27, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

    The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Products" regarding the Company's expectations that DDR SDRAMs will account for a larger portion of DRAM sales in the future and "Manufacturing" regarding the transition to .13µ line-width process technology. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors." All period references are to the Company's fiscal periods unless otherwise indicated.

    Financial data for 2000 and 1999 has been restated to reflect the disposition of the PC Operations in May 2001. The net assets, results of operations and cash flows of the PC business have been reported separately as discontinued PC Operations in the Company's consolidated financial statements. (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Discontinued PC Operations.")

General

    Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. Micron Technology, Inc., a Delaware corporation, was incorporated in 1978. The Company's executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000. Information about the Company is available on the internet at www.micron.com.

    On May 31, 2001, Micron Electronics, Inc., formerly a 61% owned subsidiary of the Company, ("MEI"), completed the disposition of its PC operations to Gores Technology Group. On August 6, 2001, MEI completed a merger with Interland, Inc. in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland"), and the Company's ownership interest was reduced from 61% to 43% of Interland's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the "Foundation"), a charitable organization established by the Company.

    On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor Limited ("KMT") (the "KMT Acquisition") in a transaction that resulted in KMT becoming a wholly-owned subsidiary of the Company.

Semiconductor Operations

  Products and Services

    The Company designs, develops and manufactures leading edge semiconductor memory products. The Company offers products with a wide variety of packaging and configuration options, architectures and performance characteristics to meet particular customer needs.

    Dynamic Random Access Memory ("DRAM").  DRAM is the Company's primary semiconductor memory product. DRAMs are high density, low-cost-per-bit, random access memory components that store digital information and provide high-speed storage and retrieval of data. DRAMs are the most widely used semiconductor memory component in computer systems. DRAM sales represented approximately 87%, 94% and 95% of the Company's net sales in 2001, 2000 and 1999 respectively.

    Synchronous DRAMs ("SDRAMs") are memory components that operate faster than legacy DRAMs, due in part to the addition of a clock input that synchronizes inputs and allows PC systems to transfer data at faster rates, enabling subsystems to maintain pace with high speed CPUs and graphics engines. SDRAMs are currently the most popular and highest volume type of semiconductor memory used in computing, networking, communications, and consumer applications. The Company's primary product for 2001 was the 128 Meg SDRAM, available in multiple configurations, speeds and package types. The Company offers PC100 and PC133 64 Meg, 128 Meg and 256 Meg SDRAMs. The Company began shipping 256 Meg SDRAMs in 2001 and is developing 512 Meg SDRAMs.

    The Company started shipping Double Data Rate ("DDR") SDRAMs in 2001 and expects them to account for a larger portion of DRAM sales in the future. DDR SDRAM is a higher bandwidth memory solution that leverages existing SDRAM technology by supporting data transfers on both edges of each clock cycle, effectively doubling the memory chip's data throughput. DDR SDRAMs are currently being used in high-end graphics and networking cards, and servers, workstation and desktop PC applications.

    The Company continues to produce legacy DRAM products such as extended data out ("EDO") and fast page mode ("FPM") and lower density products such as the 64 Meg and 16 Meg DRAM. The Company also continues to design and develop other DRAM products, including Rambus® DRAM ("RDRAM®").

    Static Random Access Memory ("SRAM").  SRAMs are semiconductor devices that perform memory functions similar to DRAMs. SRAMs utilize a more complex memory cell and do not require the memory array to be periodically refreshed. This simplifies system design for memory applications utilizing SRAM and allows SRAM to operate faster than DRAM, although SRAM has a higher cost-per-bit than DRAM. The Company produces SRAMs for the high-performance or high-bandwidth applications that require a "buffer" or "cache" of high-speed memory to provide data access and data routing quickly. SRAMs are a key component in leading-edge telecommunications and networking applications where bandwidth is a critical system parameter. Sales of SRAM products represented approximately 4%, 2%, and 2% of the Company's total net sales in 2001, 2000 and 1999, respectively.

    Flash Memory ("Flash).  Flash products are non-volatile semiconductor devices that retain memory content when the power is turned off, and are electrically re-writeable. Flash is used in networking applications, workstations, servers, PCs, and handheld electronic devices such as digital cellular phones, digital cameras, and digital music players. Sales of Flash devices represented approximately 3%, 1% and 1% of the Company's total net sales in 2001, 2000 and 1999, respectively.

  Manufacturing

    The Company is a leading global manufacturer of semiconductor memory products with manufacturing facilities located in the United States, Italy, Japan, Singapore, and Scotland. The Company's manufacturing facilities operate 24 hours per day, 7 days per week. The Company develops leading edge manufacturing process technology at its research and development wafer fabrication facility in Boise, Idaho, which is then deployed to its fabrication facilities in Boise, Italy and Japan and its joint venture, TECH Semiconductor Singapore Pte. Ltd. ("TECH").

    The Company's process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of semiconductor memory products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are die size (since the potential number of good die per wafer increases with reduced die size), number of mask layers and yield of acceptable die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, number of fabrication steps, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of manufacturing environment. The Company is continuously enhancing production processes, reducing the die size of existing products and transitioning to higher density products. The Company has transitioned a majority of its manufacturing operations to .15µ line-width process technology and anticipates that it will move a significant portion of its manufacturing operations to .13µ line-width process technology in 2002.

    Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield-and quality-limiting contaminants. Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks or other problems may cause a substantial percentage of wafers to be scrapped or individual circuits to be nonfunctional. Success of the Company's manufacturing operations depends largely on minimizing defects and thereby maximizing yield of high-quality circuits. In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes. The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

    After fabrication, silicon wafers are separated into individual die. Functional die are connected to external leads by extremely fine wire and assembled into plastic packages. Each completed package is then inspected, sealed and tested. The Company also sells semiconductor products in die and wafer form. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, the Company uses its proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of all die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

    The Company assembles a significant portion of its memory products into memory modules before sale to customers. Memory modules consist of an array of memory components attached to printed circuit boards ("PCBs") that connect to computer systems or other electronic devices. Memory components are attached to PCBs in a soldering process performed by screen printing machines and high speed automated pick and place machines. Completed modules are tested by custom equipment and visual inspection.

    TECH Semiconductor Singapore Pte. Ltd.  TECH, which operates in Singapore, is a memory manufacturing joint venture among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology.

    Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. TECH supplied approximately 25%, 20% and 10% of the total megabits of memory produced by the Company in 2001, 2000 and 1999, respectively. TECH is expected to require external financing to fund its ongoing operations. The Company's source of supply from TECH could be interrupted if TECH is unable to obtain required financing. The Company purchases semiconductor memory products from TECH at prices determined quarterly, generally based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering, and training support to TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH.

  Availability of Raw Materials

    The Company requires raw materials that meet exacting standards. The Company generally has multiple sources of supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet the Company's standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. In addition, any transportation problems could delay the Company's receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted the Company's operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If the Company's supply of raw materials is interrupted, or lead times are extended, results of operations could be adversely affected.

  Marketing and Customers

    The Company's memory products are sold primarily to the PC, telecommunications and networking hardware markets. The Company supplies several major PC original equipment manufacturers with more than 30% of their memory requirements. Sales to Dell Computer Corporation exceeded 10% of the Company's net sales in 2001, 2000 and 1999. In addition, sales to Compaq Computer Corporation exceeded 10% of the Company's net sales in 2000.

    The Company markets its semiconductor memory products primarily through its own direct sales force. The Company's products are also offered through independent sales representatives, distributors and its retail sales division, Crucial Technology. The Company's products are offered under the Micron, SpecTek and Crucial brand names, and under other private labels. The Company maintains semiconductor sales offices in North America, Europe and Asia. Sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis. The Company makes shipments against these orders directly to the customer. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products. Semiconductor memory products sold through distributors approximated 17%, 13% and 11% of net sales in 2001, 2000 and 1999, respectively.

    The semiconductor memory industry is characterized by volatile market conditions, declining average selling prices, rapid technological change, frequent product introductions and enhancements, difficult product transitions and relatively short product life cycles. In recent periods the DRAM market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PC's, servers, workstations, hand-helds, and communications, industrial and other applications that demand specific memory solutions. Many of the Company's customers require a thorough review or "qualification" of semiconductor memory products, which may take several months. As the Company further diversifies its product lines and reduces the die sizes of existing memory products, more products become subject to qualification. There can be no assurance that new products will be qualified for purchase by existing or potential customers.

  Backlog

    Volatile industry conditions make it difficult for many customers to enter into long-term, fixed-price contracts. Accordingly, new order volumes for the Company's semiconductor memory products fluctuate significantly. Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the shipping date. Customers can change delivery schedules or cancel orders without significant penalty. For these reasons, the Company does not believe that its backlog of semiconductor memory products as of any particular date is a reliable indicator of actual sales for any succeeding period.

  Product Warranty

    Because the design and production process for semiconductor memory is highly complex, it is possible that the Company may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses. In accordance with industry practice, the Company generally provides a limited warranty that its semiconductor memory products are in compliance with Company specifications existing at the time of delivery. Under the Company's general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of amounts paid. Under certain circumstances the Company may provide more extensive limited warranty coverage.

  Competition

    The semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources or government support to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. Like us, these competitors aggressively seek to improve yields, reduce die size and decrease mask levels in their product designs. These factors have significantly increased worldwide supply and put downward pressures on prices.

  Research and Development

    To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes. The Company believes that expansion of semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. The Company's total research and development expenses were $490 million, $427 million and $321 million in 2001, 2000 and 1999, respectively.

    Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs. The increase in research and development expenses in 2001 as compared to 2000 is primarily due to an increased number of development wafers processed and higher compensation expenses reflective of an increased number of personnel. Process technology research and development efforts are focused on .13µ and .11µ line-width process technologies which are designed to facilitate the Company's transition to next generation products.

    In addition to process technology, the Company continues to emphasize product designs which utilize advanced process technology. Currently these designs include further shrink versions of the Company's 128 Meg and 256 Meg SDRAMs. Efforts towards the design and development of new products are concentrated on the Company's 512 Meg SDRAMs, DDR SDRAM, Flash and SRAM memory products. Other research and development efforts are devoted to the design and development of embedded memory and advanced DRAM technology ("ADT") products. The Company is also developing technologies designed to enable customers to more rapidly adopt the Company's advanced memory architectures.

International Sales

    International sales totaled $1.8 billion for 2001 and included approximately $780 million in sales to Europe and $640 million in sales to the Asia Pacific region. International sales totaled $2.8 billion for 2000 and $1.0 billion for 1999.

Patents and Licenses

    As of August 30, 2001, the Company owned 5,965 United States patents and 452 foreign patents. In addition, the Company has numerous United States and international patent applications pending.

    From time to time, others have asserted, and may in the future assert, that the Company's products or processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of the Company's claims and defenses. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. On August 28, 2000, the Company filed a declaratory judgment action against Rambus in the U.S. District Court for the District of Delaware. On February 1, 2001, the Company amended its complaint. Pursuant to its complaint, the Company is seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment that (a) certain Rambus patents are not infringed, are invalid and/or are unenforceable, (b) the Company has an implied license to Rambus' patents, and (c) Rambus is estopped from enforcing its patents against the Company because of its conduct in the Joint Electron Device Engineering Council standards setting body; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an Answer and Counterclaim. Rambus denies that the Company is entitled to relief and has alleged willful infringement by the Company of eight Rambus patents. The Company cannot predict the outcome of these suits. A determination that the Company's manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

    The Company has a number of patent and intellectual property license agreements. Some of these license agreements require the Company to make one time or periodic payments. The Company may need to obtain additional patent licenses or renew existing license agreements in the future. The Company is unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Employees

    As of August 30, 2001, the Company had approximately 18,100 employees, including approximately 4,000 and 2,000 employees in Asia and Europe, respectively. The Company's employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company. The Company's employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development. Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have an adverse effect on the Company's results of operations.

Environmental Compliance

    Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. In 2001, the Company's wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification. To continue certification, the Company met requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

    As of August 30, 2001, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Steven R. Appleton	41	Chairman, Chief Executive Officer and President
Kipp A. Bedard	42	Vice President of Corporate Affairs
Robert M. Donnelly	62	Vice President of Memory Products
D. Mark Durcan	40	Chief Technical Officer and Vice President of Research & Development
Jay L. Hawkins	41	Vice President of Operations
Roderic W. Lewis	46	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Michael W. Sadler	43	Vice President of Sales
Wilbur G. Stover, Jr.	48	Vice President of Finance and Chief Financial Officer
James W. Bagley	62	Director
Robert A. Lothrop	75	Director
Thomas T. Nicholson	65	Director
Don J. Simplot	66	Director
Gordon C. Smith	72	Director
William P. Weber	61	Director

    Steven R. Appleton joined the Company in February 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Appleton first became an officer of the Company in August 1989 and has served in various officer positions with the Company since that time. From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on the Company's Board of Directors. Since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. Appleton holds a BA in Business Management from Boise State University.

    Kipp A. Bedard joined the Company in November 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Bedard first became an officer of the Company in April 1990 and has served in various officer positions since that time. Since January 1994, Mr. Bedard has served as Vice President of Corporate Affairs for the Company. Mr. Bedard holds a BBA in Accounting from Boise State University.

    Robert M. Donnelly joined the Company in September 1988 and has served in various technical positions with the Company and its subsidiaries. Mr. Donnelly first became an officer of the Company in August 1989 and has served in various officer positions since that time. Mr. Donnelly holds a BS in Electrical Engineering from the University of Louisville.

    D. Mark Durcan joined the Company in 1984 and has served in various technical positions with the Company and its subsidiaries since that time. Mr. Durcan served as Vice President, Process Research and Development from June 1996 through June 1997, at which time he became Chief Technical Officer and Vice President of Research & Development. Mr. Durcan holds a BS and MS in Chemical Engineering from Rice University.

    Jay L. Hawkins joined the Company in March 1984 and has served in various manufacturing positions for the Company and its subsidiaries. Mr. Hawkins served as Vice President, Manufacturing Administration from February 1996 through June 1997, at which time he became Vice President of Operations. Mr. Hawkins holds a BBA in Marketing from Boise State University.

    Roderic W. Lewis joined the Company in 1991 and has served in various capacities with the Company and its subsidiaries. Mr. Lewis served as Vice President, General Counsel and Corporate Secretary for the Company from July 1996 until November 1996, at which time he became Vice President of Legal Affairs, General Counsel and Corporate Secretary. Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

    Michael W. Sadler joined the Company in 1992 as a Regional Sales Manager and has held various sales and marketing positions since that time. Mr. Sadler first became an officer of the Company in 1997 and has served in his current position since January 2000. Mr. Sadler holds a BS in Information Systems and an MBA from the University of Santa Clara.

    Wilbur G. Stover, Jr.  joined the Company in June 1989 and has served in various financial positions with the Company and its subsidiaries. Since September 1994, Mr. Stover has served as the Company's Vice President of Finance and Chief Financial Officer. Mr. Stover holds a BA in Business Administration from Washington State University.

    James W. Bagley became the Chairman and Chief Executive Officer of Lam Research Corporation ("Lam"), a supplier of semiconductor manufacturing equipment, in August 1997, upon consummation of a merger of OnTrak Systems, Inc. ("OnTrak"), a supplier of semiconductor manufacturing equipment, into Lam. From June 1996 to August 1997, Mr. Bagley served as the Chairman and Chief Executive Officer of OnTrak. Mr. Bagley is a member of the Board of Directors of Teradyne, Inc. and Wind River Systems, Inc. He has served on the Company's Board of Directors since June 1997. Mr. Bagley holds a BS and MS in Electrical Engineering from Mississippi State University.

    Robert A. Lothrop served as Senior Vice President of J.R. Simplot Company, an agribusiness company, from January 1986 until his retirement in January 1991. From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of the Company. Mr. Lothrop holds a BS in Engineering from the University of Idaho.

    Thomas T. Nicholson has served as Vice President and a Director of Honda of Seattle and Toyota of Seattle since 1988. Mr. Nicholson has also served since May 2000 as Vice President of Mountain View Equipment Company and from 1982 to May 2000 served as President of Mountain View Equipment Company. He has served on the Company's Board of Directors since May 1980. Mr. Nicholson holds a BS in Agriculture from the University of Idaho.

    Don J. Simplot served as the President of Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company, from February 1985 until January 1992. Since 1955, Mr. Simplot has served in various capacities with J.R. Simplot Company, including Director. He is a member of the Board of Directors of IMPCO Technologies, Inc. Mr. Simplot has served on the Company's Board of Directors since February 1982.

    Gordon C. Smith has served as Chairman and Chief Executive Officer of G.C. Smith L.L.C., a holding company for ranch operations and other investments, since May 2000. Mr. Smith served in various management positions from July 1980 until January 1992 for Simplot Financial Corporation, a wholly-owned subsidiary of the J.R. Simplot Company. From May 1988 until his retirement in March 1994, Mr. Smith served as the President and Chief Executive Officer of J.R. Simplot Company. From September 1996 until September 1999, he served as President of Wesmar, Inc., a food service company. From February 1982 until February 1984 and since September 1990, he has served on the Company's Board of Directors. Mr. Smith holds a BS in Accounting from Idaho State University.

    William P. Weber served in various capacities with Texas Instruments Incorporated, a semiconductor manufacturing company, and its subsidiaries from 1962 until April 1998. From December 1986 until December 1993 he served as the President of Texas Instrument's worldwide semiconductor operations and from December 1993 until his retirement in April 1998, he served as Vice Chairman of Texas Instruments Incorporated. He is a member of the Board of Directors of Unigraphics Solutions, Inc. He has served on the Company's Board of Directors since July 1998. Mr. Weber holds a BS in Engineering from Lamar University and a MS in Engineering from Southern Methodist University.

    There is no family relationship between any director or executive officer of the Company.

Item 2. Properties

    The Company's corporate headquarters and principal semiconductor manufacturing, engineering, research and development, administrative and support facilities are located in Boise, Idaho. The Company has approximately 2.5 million square feet of building space at this primary site.

    The Company also has a number of other properties including a 570 thousand square foot wafer fabrication facility located in Avezzano, Italy; a 635 thousand square foot wafer fabrication facility located in Nishiwaki City, Japan; a 680 thousand square foot assembly and test facility located in Singapore; a 141 thousand square foot test facility located in Nampa, Idaho; and a 43 thousand square foot module assembly and test facility located in East Kilbride, Scotland. The Company has an approximate 2.5 million square foot, partially completed, semiconductor memory manufacturing facility located Lehi, Utah, of which 444 thousand square feet is being used to perform test operations as of August 30, 2001. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital.

    The Company also owns and leases a number of smaller facilities in locations throughout the world that are used for research and development and sales and marketing activities.

Item 3. Legal Proceedings

    On August 28, 2000, the Company filed a declaratory judgment action against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware. On February 1, 2001, the Company amended its complaint. Pursuant to its complaint, the Company is seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company because of its conduct in the Joint Electron Device Engineering Council, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an answer and counterclaim against the Company in Delaware denying the Company is entitled to relief and alleging infringement of eight (8) Rambus patents subject to the Company's declaratory judgment action. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic

(a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter. The Monza trial court ordered that technical review proceedings continue with respect to the issue of preliminary injunction. On May 24, 2001, the trial court rejected Rambus' assertions of infringement and denied its request for a preliminary injunction. Rambus' appeal from the trial judge's ruling was rejected by the Monza appeals panel on July 18, 2001. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642. The Company is unable to predict the outcome of these suits.

    (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors.")

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Market for Common Stock

    The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for the Company's common stock for each quarter of 2001 and 2000, as reported by Bloomberg L.P. Per share prices reflect a two-for-one stock split effected in the form of a stock dividend on May 1, 2000.

	High	Low
2001:
4th quarter	$44.900	$35.500
3rd quarter	48.830	34.600
2nd quarter	46.850	29.938
1st quarter	78.375	28.563
2000:
4th quarter	$96.563	$73.375
3rd quarter	73.813	46.625
2nd quarter	50.844	30.063
1st quarter	41.719	30.875

  Holders of Record

    As of September 28, 2001, there were 3,759 shareholders of record of the Company's common stock.

  Dividends

    The Company has not declared or paid dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Item 6. Selected Financial Data

	2001	2000	1999	1998	1997
	(amounts in millions except per share amounts)
Net sales	$3,935.9	$6,362.4	$2,575.1	$1,564.5	$2,058.9
Gross margin	110.7	3,248.1	628.1	95.7	716.9
Operating income (loss)	(976.5)	2,392.7	(19.6)	(412.6)	301.3
Income (loss) from continuing operations	(521.2)	1,547.7	(59.0)	(224.5)	296.4
Income (loss) from discontinued PC Operations, net of taxes and minority interest	(103.8)	(43.5)	(9.9)	(22.6)	18.6
Net income (loss)	(625.0)	1,504.2	(68.9)	(247.1)	315.0

Diluted earnings (loss) per share:
Continuing operations	$(0.88)	$2.63	$(0.11)	$(0.52)	$0.68
Discontinued operations	(0.18)	(0.07)	(0.02)	(0.05)	0.04
Net income (loss)	(1.05)	2.56	(0.13)	(0.57)	0.72

Cash and liquid investments	$1,678.3	$2,466.4	$1,613.5	$649.6	$998.2
Current assets	3,137.7	4,720.1	2,689.6	1,367.7	1,726.5
Property, plant and equipment, net	4,704.1	4,171.7	3,749.1	3,005.4	2,713.0
Total assets	8,363.2	9,391.9	6,773.5	4,539.8	4,591.8
Current liabilities	687.0	1,447.1	731.2	540.5	492.4
Long-term debt	445.0	931.4	1,527.5	756.8	757.7
Shareholders' equity	8,363.2	6,432.0	3,964.1	2,701.3	2,904.2

    On May 31, 2001, Micron Electronics, Inc. ("MEI"), then a 61% owned subsidiary of the Company, completed the disposition of its PC business. The selected financial data above presents the net effect of discontinued PC Operations separate from the results of the Company's continuing operations. Historical financial information of the Company has been restated to present consistently the discontinued PC Operations.

    On August 6, 2001, MEI completed its merger with Interland, Inc., in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland") and the Company's ownership interest was reduced from 61% to 43% of Interland's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation.

    In September 1998, the Company acquired substantially all of the memory operations of Texas Instruments Incorporated in a transaction that was accounted for as a business combination using the purchase method of accounting.

    Share and per share amounts reflect a two-for-one stock dividend on May 1, 2000.

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors" and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products.

    The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Net Sales" regarding the possibility that the Company's megabit inventories could continue to increase. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes. All period references are to the Company's fiscal periods unless otherwise indicated. Shares and per share amounts for all periods presented reflect a two-for-one stock split effected in the form of a stock dividend on May 1, 2000. All per share amounts are presented on a diluted basis.

    Financial data for 2000 and 1999 has been restated to reflect the disposition of the PC Operations in May 2001. The net assets, results of operations and cash flows of the PC business have been reported separately as discontinued PC Operations in the Company's consolidated financial statements. (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Discontinued PC Operations.")

    On May 31, 2001, Micron Electronics, Inc., formerly a 61% owned subsidiary of the Company ("MEI"), completed the disposition of its PC Operations to Gores Technology Group. The Company's consolidated net loss for 2001 of $625 million (or $1.05 per share) includes the loss, net of taxes and minority interest, on discontinued PC Operations of $104 million ($0.18 per share). (See "Notes to Consolidated Financial Statements—Discontinued PC Operations.") On August 6, 2001, MEI completed a merger with Interland, Inc. in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland"), and the Company's ownership interest was reduced from 61% to 43% of Interland's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the "Foundation"), a charitable organization established by the Company. The Company incurred aggregate charges of $191 million in the fourth quarter of 2001 to write down the carrying value of its equity interest in Interland to its market value and to reflect the contribution of Interland shares to the Foundation. MEI's 2001 financial results are included in the Company's financial statements for 11 months through the date of the Interland Merger. The Company's consolidated financial statements for 2000 and 1999 include the financial results of MEI for the full year.

    On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor Limited ("KMT") (the "KMT Acquisition") in a transaction that resulted in KMT becoming a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. (See "Notes to Consolidated Financial Statements—Acquisitions—KMT Semiconductor Limited.")

Results of Operations

	2001		2000		1999
	(amounts in millions except per share amounts)
Net sales:
Semiconductor Operations	$3,882.6	99%	$6,329.7	99%	$2,569.7	100%
Web-hosting Operations	53.0	1%	32.9	1%	0.5	0%
Other	0.3	0%	(0.2)	0%	4.9	0%

Consolidated net sales	$3,935.9	100%	$6,362.4	100%	$2,575.1	100%

Operating income (loss):
Semiconductor Operations	$(920.8)		$2,445.6		$42.8
Web-hosting Operations	(56.1)		(47.0)		(4.7)
Other	0.4		(5.9)		(57.7)

Operating income (loss)	$(976.5)		$2,392.7		$(19.6)

Income (loss) from continuing operations	$(521.2)		$1,547.7		$(59.0)
Net loss from discontinued PC Operations	(103.8)		(43.5)		(9.9)

Net income (loss)	$(625.0)		$1,504.2		$(68.9)

Earnings (loss) per share from continuing operations—Diluted	$(0.88)		$2.63		$(0.11)

Net income (loss) per share—Diluted	$(1.05)		$2.56		$(0.13)

    Activity in "Other" primarily reflects transactions associated with residual assets from the Company's former flat-panel display and radio frequency identification devices operations that were effectively terminated in 1999. (See "Notes to Consolidated Financial Statements—Operating Segment Information.")

  Net Sales

    Substantially all of the Company's net sales for all periods presented were derived from Semiconductor Operations. The Company's results of operations for 2001 were significantly affected by a precipitous decline in average selling prices for its semiconductor memory products. Average selling prices for the Company's semiconductor memory products declined by approximately 60% for 2001 as compared to 2000, and decreased by approximately 85% for the fourth quarter of 2001 compared to the fourth quarter of 2000. The decrease in average selling prices led to significantly lower net sales. The decrease also led to charges to cost of goods sold for the write-downs of the Company's work in process and finished goods semiconductor memory inventories of $466 million and $261 million in the fourth and third quarters of 2001, respectively, to reduce the carrying value of such inventories to their lower of cost or market value.

    Net sales decreased by 38% for 2001 as compared to 2000, primarily due to the significant decline in average selling prices for the Company's semiconductor memory products. Megabit shipments increased by approximately 50% for the same period. The Company achieved higher megabit sales for these comparative periods through ongoing transitions to smaller die size versions of existing memory products ("shrink versions"), shifts to higher density products and increases in total wafer outs. The Company's primary memory product in 2001 was the 128 Meg Synchronous DRAM ("SDRAM"), which constituted 47% of net sales. The Company's primary memory product in 2000 and 1999 was the 64 Meg SDRAM, which constituted 47% and 66%, respectively, of net sales.

    The Company's aggregate work in process and finished goods inventories of semiconductor memory products, as measured in megabits, increased approximately 110% as of the end of 2001 compared to the prior year end. This increase in inventory was primarily due to weak industry demand for memory products and increases in megabit production. The increases in production resulted from increases in total wafer outs and ongoing improvements in manufacturing efficiency and product and process transitions to next generation devices. In addition, the consolidation of KMT's financial statements with those of the Company contributed to the increase in inventory. If industry demand for semiconductor memory products does not improve, the Company's megabit inventories could continue to increase.

    Net sales increased by 147% for 2000 as compared to 1999, primarily due to a 142% increase in total megabits of semiconductor memory sold and, to a lesser extent, a 3% increase in average selling prices.

  Gross Margin

	2001	% Change	2000	% Change	1999
	(amounts in millions)
Gross margin	$110.7	(96.6)%	$3,248.1	417.1%	$628.1
as a % of net sales	2.8%		51.1%		24.4%

    Substantially all of the Company's gross margin for all periods presented was attributable to Semiconductor Operations. The decrease in gross margin percentage for 2001 as compared to 2000 was principally due to the decrease in average selling prices per megabit of memory. Average selling prices for the Company's memory products are currently below their manufacturing costs. As a result, the Company recorded a $466 million charge in the fourth quarter of 2001 to write down the carrying value of semiconductor memory inventories to their estimated market values. The Company incurred a similar write-down of $261 million in the third quarter of 2001.

    The Company's gross margin percentage increased for 2000 as compared to 1999, primarily due to decreases in per megabit manufacturing costs resulting from continued improvements in manufacturing efficiency and, to a lesser extent, a 3% increase in average selling prices. Manufacturing cost improvements were achieved principally through transitions to shrink versions of existing products and shifts to higher density products.

    Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture wafer fabrication facility, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied approximately 25%, 20% and 10% of the total megabits of memory produced by the Company in 2001, 2000 and 1999, respectively. The Company purchases semiconductor memory products from TECH at prices determined quarterly, generally based on a discount from average selling price realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering, and training support to TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH. The Company realized lower gross margins on sales of TECH products than for products manufactured by its wholly-owned facilities in 2001, 2000 and 1999.

  Selling, General and Administrative

	2001	% Change	2000	% Change	1999
	(amounts in millions)
Selling, general and administrative	$524.1	19.5%	$438.5	58.4%	$276.9
as a % of net sales	13.3%		6.9%		10.8%

    The increase in selling, general and administrative expenses ("SG&A") for 2001 as compared to 2000 resulted primarily from the contribution charge of $94 million for the market value of the Company's remaining equity interest in Interland contributed to the Foundation in the fourth quarter of 2001. The increase in SG&A for 2001 as compared to 2000 was also due to increased legal costs associated with product and process technology rights litigation and patent prosecution and depreciation expense associated with the Company's business software systems, partially offset by decreased performance-based compensation expense. (See "Notes to Consolidated Financial Statements - Commitments and Contingencies.")

    The increase in SG&A expenses for 2000 as compared to 1999 resulted primarily from increased employee compensation costs, attributable to higher levels of performance-based pay and increased administrative personnel. Additionally, selling, general and administrative costs in 2000 included a $25 million charge for the market value of Interland common stock contributed by the Company to the Foundation, increased selling costs resulting from higher semiconductor production volumes and increased legal costs associated with product and process technology rights litigation and patent prosecution.

    SG&A for the Company's Web-hosting Operations, which were operated through MEI, was 12%, 11% and 1% of total SG&A for 2001, 2000 and 1999, respectively.

  Research and Development

	2001	% Change	2000	% Change	1999
	(amounts in millions)
Research and development	$489.5	14.6%	$427.0	33.2%	$320.5
as a % of net sales	12.4%		6.7%		12.4%

    Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs. The increase in research and development expenses in 2001 as compared to 2000 is primarily due to an increased number of development wafers processed and higher compensation expenses reflective of an increased number of personnel. Process technology research and development efforts are focused on .13µ and .11µ line-width process technologies which are designed to facilitate the Company's transition to next generation products.

    In addition to process technology, the Company continues to emphasize product designs which utilize advanced process technology. Currently these designs include further shrink versions of the Company's 128 Meg and 256 Meg SDRAMs. Efforts towards the design and development of new products are concentrated on the Company's 512 Meg SDRAMs, DDR SDRAM, Flash and SRAM memory products. Other research and development efforts are devoted to the design and development of embedded memory and advanced DRAM technology ("ADT") products. The Company is also developing technologies designed to enable customers to more rapidly adopt the Company's advanced memory architectures.

  Other Operating Expense (Income)

    Other operating expense for 2001 includes losses of $44 million from the write-off of certain costs related to the Company's Lehi facility and losses of $20 million, net of gains, on write-downs and disposals of semiconductor equipment. Other operating income for 2000 includes a gain of $42 million on the sale of the Company's facility located in Richardson, Texas and losses of $23 million, net of gains, on write-downs and disposals of other semiconductor equipment. Other operating expense for 1999 includes charges of $24 million relating to the Company's former flat panel and radio frequency identification devices operations and losses of $12 million, net of gains, from the write-down and disposal of semiconductor equipment.

  Other Non-Operating (Expense) Income

    Other non-operating expense for 2001 includes a $4 million loss on MEI stock issued to effect the Interland Merger and a charge of $92 million to write down the carrying value of the Company's equity interest in Interland contributed to the Foundation to market value. In addition, the Company recognized charges totaling $12 million resulting from market value adjustments for derivative financial instruments to purchase electricity and natural gas. Other non-operating income for 2000 includes a gain of $14 million from the contribution to the Foundation of Interland common stock owned by the Company.

  Interest Income and Expense

    Interest income was higher for 2001 as compared to 2000 due to the Company's higher levels of cash and liquid investments in 2001. Interest expense was lower for 2001 as compared to 2000, primarily as a result of the conversions of debt to equity in the third quarter of 2000 and the first quarter of 2001. $500 million of the Company's 7.0% convertible subordinated notes were converted into equity in the third quarter of 2000 and the Company's $740 million face amount, 6.5% convertible subordinated notes were converted into equity in the first quarter of 2001.

  Income Tax Provision (Benefit)

    The effective tax rates for 2001, 2000 and 1999 were 46%, 34% and 39%, respectively. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes, the tax effect of earnings or losses by domestic subsidiaries not consolidated with the Company for federal income tax purposes and the effect of foreign income at non-U.S. tax rates. In addition, 2001 includes the benefit of a $34 million change in the prior year's accrual for income taxes upon filing of the tax returns. The Company's future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

  Minority Interests

    Minority interests for 2001, 2000 and 1999 includes minority shareholders' interest in the SpecTek component recovery business and the Web-hosting Operation. The component recovery business was purchased by the Company from MEI on April 5, 2001, at which time it became a wholly-owned operation of the Company and, as a result, the Company no longer recorded minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $18 million, $54 million and $18 million of minority interest is attributable to the earnings of the component recovery business for 2001, 2000 and 1999, respectively.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires recognition of certain intangible assets acquired in a business combination separate and apart from goodwill only when certain criteria are met. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment. FAS No. 141 is effective for any business combination initiated after June 30, 2001. The Company is required to adopt SFAS No. 142 in fiscal 2003, but expects to adopt the standard in the first quarter of 2002. The Company does not expect the adoption of either SFAS 141 or 142 to have a significant impact on the Company's future results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

Liquidity and Capital Resources

    The Company's liquidity is highly dependent on average selling prices for its semiconductor memory products. Average selling prices have declined significantly in recent periods. The Company's principal source of liquidity during 2001 was net cash flow from operations of $789 million which reflects a decrease in trade receivables, partially offset by an increase in the level of semiconductor memory inventories. In the fourth quarter of 2001, the Company received $480 million from the issuance of warrants to purchase its common stock. During 2001, the Company expended $1,489 million for property, plant and equipment. As of August 30, 2001, the Company had cash and liquid investments totaling $1,678 million, representing a decrease of $788 million from August 31, 2000. The deconsolidation of MEI had the effect of decreasing cash and liquid investments by $199 million, as MEI's financial results are no longer consolidated into the Company's financial results. On April 30, 2001, the Company completed the acquisition of KMT and, in connection therewith, the Company assumed $296 million in debt and capital lease obligations.

    As of October 10, 2001, the Company had received $532 million of income taxes receivable reflected on the balance sheet date of August 30, 2001.

    In the first quarter of 2001, the Company's 6.5% convertible subordinated notes due October 2005, with a face amount of $740 million, were converted into 24.7 million shares of common stock, resulting in a reclassification of $685 million from debt to equity.

    The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company has historically utilized external sources of financing to fund operations and capital improvement projects and has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement. The Company expects capital spending to approximate $1 billion in 2002. If market conditions do not improve and the Company is unable to secure external financing, the Company may be required to adopt various cash conservation measures, which may have an adverse impact on the Company's future results of operations or financial position. As of August 30, 2001, the Company had commitments extending into 2003 of approximately $290 million for equipment purchases and software infrastructure, and approximately $95 million for the construction of facilities.

    The Company has pledged $50 million as cash collateral to secure TECH's fully-drawn revolving line of credit.

Certain Factors

    In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our memory products do not increase significantly, we expect to continue to record significant losses

    Average selling prices for our memory products in the fourth quarter of 2001 decreased approximately 55% compared to the third quarter. In four of the last five fiscal years we experienced decreases in average selling prices, as follows: 60% decline in 2001, 37% decline in 1999, 60% decline in 1998 and 75% decline in 1997. We are unable to predict pricing conditions for any future period.

    Average selling prices for our memory products are currently below our manufacturing costs, and accordingly our results of operations, cash flows and financial condition are being adversely affected. If average selling prices do not improve to a level that exceeds cost, we would expect to continue to record significant losses on product sales. In addition, to the extent the estimated market price of products held in finished goods and work in process inventories at a quarterly reporting date is below the cost of these products, we must recognize a charge against operations to write down the carrying value to market value.

If average selling prices of memory products do not improve to a level that exceeds our costs, we may not be able to generate sufficient cash flow to fund our operations or make adequate capital investments

    Our cash flow from operations depends primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. Average selling prices for our memory products are currently below our manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. If average selling prices do not improve to a level that exceeds our costs, we may not be able to generate sufficient cash flows to sustain our operations.

Current economic and political conditions may harm our business

    Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause significant disruptions to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business, results of operations and financial conditions could be adversely affected. In addition, our ability to raise capital for purposes of research and development, capital expenditures and ongoing operations is dependent upon ready access to capital markets. During times of adverse global economic and political conditions, investor confidence in and accessibility to capital markets could decrease. If capital markets are not available to us over an extended period of time, we could be unable to fund operations, invest in capital expenditures and fully carry out our research and development efforts, which could adversely affect our business, results of operations and financial conditions.

If the current downturn in the semiconductor memory market persists, we may need to pursue cash conservation measures which may reduce the scale and efficiency of our operations

    If the current semiconductor industry downturn persists, we will be required to pursue cash conservation measures, including but not limited to, reductions in our capital spending and reductions in our workforce. Any such measures may reduce the scale and efficiency of our operations.

The semiconductor memory industry is highly competitive

    Some of our competitors receive government subsidies. To the extent that these practices continue, they may have the result of prolonging the current imbalance in supply and demand in the semiconductor memory industry. In addition, the semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. Like us, these competitors aggressively seek to improve yields, reduce die size and decrease mask levels in their product designs. These factors have significantly increased worldwide supply and put downward pressures on prices.

We are dependent on the personal computer ("PC") market as most of the memory products we sell are used in PCs or peripherals. If the growth rate of either PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease

    In 2001, we sold most of our memory products to PC or peripheral markets. DRAMs are the most widely used semiconductor memory components in PCs. In recent periods, the growth rate of PCs sold has slowed significantly or declined. In addition, the growth rate in 2001 for the average amount of memory included in each PC sold declined compared to several years prior to 2001. These declining growth rates affected our 2001 results of operations. If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of memory included in each PC, sales of our memory products could decrease and our results of operations, cash flows and financial condition could be adversely affected.

If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected

    We supply several major PC customers with more than 30% of their memory requirements. Aggregate sales to three of our PC customers approximated 25% of our net sales in 2001. If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for DRAM

    We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps. These improvements increase worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture semiconductors in facilities that process 300-millimeter ("300mm") wafers. 300mm wafers have approximately 130% greater usable surface area than 200mm wafers, the current industry standard. The widespread use of 300mm wafers in the industry, which is expected to occur within the next two to five years, could lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production. Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition.

If our TECH joint venture experiences financial difficulty, or if our supply of memory products from TECH is interrupted, our results of operations could be adversely affected

    TECH currently supplies us with approximately 20% of our total megabits of memory produced. We have agreements to purchase all of the production from TECH subject to specific terms and conditions. Any reduction in supply could adversely affect our results of operations and cash flows. TECH has historically been required to seek additional external financing to fund its ongoing operations and transition to next generation technologies. TECH is expected to require financing in the immediate future in order to continue operations, therefore our source of supply may be interrupted if TECH is unable to obtain required financing. We have pledged $50 million as cash collateral to secure current TECH financing.

We may not be able to reduce per megabit manufacturing costs at the same rate as we have in the past

    In recent years, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may not be able to reduce our per megabit manufacturing costs at historical rates. Our ability to reduce per megabit manufacturing costs in future periods may be affected because of the following:

  •
  our ability to complete product and process technology upgrades in our international and joint venture facilities;

  •
  our manufacturing yields may decrease as we implement more complex technologies;

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes; or

  •
  any reduction in the scale of our operations, which would result in losing economies of scale.

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our business, results of operation and financial condition

    From time to time, others have asserted, and may in the future assert, that our products or processes infringe their product or process technology rights. In this regard, we are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. Lawsuits between Rambus and us are pending in the United States, Germany, France, the United Kingdom and Italy. On August 28, 2000, we filed a declaratory judgment action against Rambus in the U.S. District Court for the District of Delaware. On February 1, 2001, we amended our complaint. Pursuant to our complaint, we are seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment that (a) certain Rambus patents are not infringed, are invalid and/or are unenforceable, (b) we have an implied license to Rambus' patents, and (c) Rambus is estopped from enforcing its patents against us because of its conduct in the Joint Electron Device Engineering Council standards setting body; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an Answer and Counterclaim. Rambus denies that we are entitled to relief and has alleged willful infringement by us of eight Rambus patents. We cannot predict the outcome of these suits. A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

    We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

We face risks associated with our foreign sales and operations that could adversely affect our operating results

    Foreign sales approximated 46% of our consolidated net sales in 2001. In addition, we have or support manufacturing operations in Italy, Singapore, Japan and Scotland. Our foreign sales and foreign operations are subject to a variety of risks, including:

  •
  currency fluctuations, export duties, changes to import and export regulations, and restrictions on the transfer of funds;

  •
  political and economic instability;

  •
  problems with the transportation or delivery of our products;

  •
  employee turnover and labor unrest;

  •
  longer payment cycles and greater difficulty in collecting accounts receivable; and

  •
  compliance with a variety of foreign laws.

    These factors may adversely affect our business, results of operations and financial condition.

Interruptions in our supply of raw materials could adversely affect our results of operations, cash flows and financial position

    Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. In addition, any transportation problems could delay our receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted our operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is interrupted or our lead times extended, our results of operations could be adversely affected.

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

If our manufacturing process is interrupted, our results of operations and cash flows could be adversely affected

    We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time or cost-effectively. Additionally, if production at a fabrication facility is interrupted for any reason, we may be unable to meet our customers' demand and they may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

If we are unable to successfully transition our operations to 300mm wafer manufacturing processes, the results of our operations and cash flows could be adversely affected

    We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at a slightly higher cost for each wafer, resulting in substantially reduced costs for each die. Several of our competitors are evaluating plans to shift part or all of their memory manufacturing operations to 300mm wafers in the near future. Some of these competitors have established pilot 300mm wafer lines. If these competitors are able to transition operations to 300mm wafers before us, we could be at a cost disadvantage. Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain funds from external sources. We may also experience disruptions in manufacturing operations and reduced yields during our initial transition stage to larger wafer sizes. If we are unable to successfully transition to 300mm wafer processing at the appropriate time, our results of operations and cash flows could be adversely affected.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal. As of August 30, 2001, the Company held aggregate cash and receivables in foreign currency valued at approximately US $48 million and aggregate foreign currency liabilities valued at approximately US $453 million (including debt and capital lease obligations denominated in Yen valued at approximately US $281 million). Foreign currency payables and receivables are comprised primarily of Yen, British Pounds, Singapore Dollars and Euros.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements as of August 30, 2001, and August 31, 2000, and for fiscal years ended August 30, 2001, August 31, 2000, and September 2, 1999:
Consolidated Statements of Operations	27
Consolidated Balance Sheets	28
Consolidated Statements of Shareholders' Equity	29
Consolidated Statements of Cash Flows	30
Consolidated Statements of Comprehensive Income (Loss)	31
Notes to Consolidated Financial Statements	32
Report of Independent Accountants	54
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the Fiscal Years Ended August 30, 2001, August 31, 2000, and September 2, 1999	60

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)

For the year ended	August 30, 2001	August 31, 2000	September 2, 1999
Net sales	$3,935.9	$6,362.4	$2,575.1
Cost of goods sold	3,825.2	3,114.3	1,947.0

Gross margin	110.7	3,248.1	628.1
Selling, general and administrative	524.1	438.5	276.9
Research and development	489.5	427.0	320.5
Other operating expense (income)	73.6	(10.1)	50.3

Operating income (loss)	(976.5)	2,392.7	(19.6)
Interest income	135.8	112.8	82.8
Interest expense	(16.7)	(97.9)	(129.6)
Gain (loss) on issuance of subsidiary stock	(3.4)	1.0	2.1
Other non-operating income (expense)	(98.7)	14.2	(0.1)

Income (loss) before taxes and minority interests	(959.5)	2,422.8	(64.4)
Income tax (provision) benefit	446.0	(829.8)	25.1
Minority interests in net income	(7.7)	(45.3)	(19.7)

Income (loss) from continuing operations	(521.2)	1,547.7	(59.0)
Loss on discontinued PC Operations, net of taxes and minority interest:
Loss from operations of PC business	(36.1)	(43.5)	(9.9)
Loss on disposal of PC Operations	(67.7)	—	—

Net loss from discontinued PC Operations	(103.8)	(43.5)	(9.9)

Net income (loss)	$(625.0)	$1,504.2	$(68.9)

Basic earnings (loss) per share:
Continuing operations	$(0.88)	$2.81	$(0.11)
Discontinued operations	(0.18)	(0.08)	(0.02)
Net income (loss)	(1.05)	2.73	(0.13)
Diluted earnings (loss) per share:
Continuing operations	$(0.88)	$2.63	$(0.11)
Discontinued operations	(0.18)	(0.07)	(0.02)
Net income (loss)	(1.05)	2.56	(0.13)
Number of shares used in per share calculations:
Basic	592.4	550.9	521.5
Diluted	592.4	605.4	521.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in millions except par value amounts)

As of	August 30, 2001	August 31, 2000
Assets
Cash and equivalents	$469.1	$701.7
Liquid investments	1,209.2	1,764.7
Receivables	791.6	1,413.1
Inventories	491.1	688.6
Prepaid expenses	17.3	14.9
Deferred income taxes	159.4	137.1

Total current assets	3,137.7	4,720.1
Product and process technology, net	198.4	213.0
Property, plant and equipment, net	4,704.1	4,171.7
Other assets	323.0	254.2
Net assets of discontinued PC Operations	—	32.9

Total assets	$8,363.2	$9,391.9

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$512.9	$1,271.4
Deferred income	26.4	83.0
Equipment purchase contracts	61.5	45.9
Current portion of long-term debt	86.2	46.8

Total current liabilities	687.0	1,447.1
Long-term debt	445.0	931.4
Deferred income taxes	19.0	333.5
Other liabilities	77.4	70.0

Total liabilities	1,228.4	2,782.0

Commitments and contingencies
Minority interest	—	177.9

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 598.4 million and 567.3 million shares, respectively	59.8	56.7
Additional capital	4,153.7	2,824.2
Retained earnings	2,924.6	3,549.6
Accumulated other comprehensive income (loss), net of tax	(3.3)	1.5

Total shareholders' equity	7,134.8	6,432.0

Total liabilities and shareholders' equity	$8,363.2	$9,391.9

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions)

For the year ended	August 30, 2001		August 31, 2000		September 2, 1999
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at beginning of year	567.3	$56.7	252.2	$25.2	217.1	$21.7
Conversion of notes to stock	24.7	2.5	7.4	0.7	—	—
Stock issued under stock plans	6.4	0.6	9.7	1.0	6.2	0.6
Stock split	—	—	266.4	26.6	—	—
Conversion of Class A to common	—	—	31.6	3.2	—	—
Stock issued in conjunction with acquisitions	—	—	—	—	28.9	2.9

Balance at end of year	598.4	$59.8	567.3	$56.7	252.2	$25.2

Class A common stock
Balance at beginning of year	—	$—	15.8	$1.6	—	$—
Conversion to common	—	—	(15.8)	(1.6)	—	—
Stock issued	—	—	—	—	15.8	1.6

Balance at end of year	—	$—	—	$—	15.8	$1.6

Additional capital
Balance at beginning of year		$2,824.2		$1,894.0		$565.4
Conversion of notes to stock		682.1		497.9		—
Issuance of common stock warrants		480.2		—		—
Stock issued under stock plans		122.0		256.7		121.8
Tax effect of stock plans		48.3		205.1		54.9
Stock split		—		(28.2)		—
Stock issued in conjunction with acquisitions		—		—		653.5
Stock issued		—		—		498.4
Other		(3.1)		(1.3)		—

Balance at end of year		$4,153.7		$2,824.2		$1,894.0

Retained earnings
Balance at beginning of year		$3,549.6		$2,045.4		$2,114.3
Net income (loss)		(625.0)		1,504.2		(68.9)

Balance at end of year		$2,924.6		$3,549.6		$2,045.4

Accumulated other comprehensive income (loss)
Balance at beginning of year		$1.5		$(2.1)		$(0.1)
Unrealized gain (loss) on investments		(4.8)		3.6		(2.0)

Balance at end of year		$(3.3)		$1.5		$(2.1)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

For the year ended	August 30, 2001	August 31, 2000	September 2, 1999
Cash flows from operating activities
Net income (loss)	$(625.0)	$1,504.2	$(68.9)
Loss from discontinued PC Operations, net of taxes and minority interest	103.8	43.5	9.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,114.4	974.4	829.7
Provision to write down inventories to estimated market values	726.9	—	—
Loss on contributions of investment	186.5	10.7	—
Additional capital tax effect of stock plans	48.3	205.1	54.9
Change in assets and liabilities, net of acquisitions and deconsolidation of MEI
Decrease (increase) in receivables	605.8	(784.5)	(90.1)
Increase in inventories	(482.8)	(331.6)	(61.8)
Increase (decrease) in accounts payable and accrued expenses, net of property, plant and equipment purchases	(702.4)	596.7	151.7
Other	(186.4)	(216.3)	(31.6)

Net cash provided by operating activities	789.1	2,002.2	793.8

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,488.6)	(1,127.4)	(763.9)
Purchase of available-for-sale securities	(2,860.3)	(2,504.7)	(2,683.4)
Purchase of held-to-maturity securities	(116.3)	(245.9)	(205.3)
Proceeds from maturities of available-for-sale securities	3,104.1	2,027.0	1,437.4
Proceeds from maturities of held-to-maturity securities	207.7	260.7	98.4
Proceeds from sales of available-for-sale securities	131.1	100.1	154.1
Proceeds from sale of property, plant and equipment	23.7	151.2	40.9
Net cash reduction from deconsolidation of MEI	(170.9)	—	—
Cash paid in connection with disposition of PC Operations	(76.5)	—	—
Other	(136.6)	(118.1)	(65.4)

Net cash used for investing activities	(1,382.6)	(1,457.1)	(1,987.2)

Cash flows from financing activities
Proceeds from issuance of common stock	118.2	244.0	617.2
Proceeds from issuance of common stock warrants	480.2	—	—
Payments on equipment purchase contracts	(187.2)	(210.7)	(302.9)
Repayments of debt	(73.8)	(175.1)	(93.4)
Proceeds from issuance of debt	22.6	—	34.0
Cash received in conjunction with TI Acquisition	—	—	681.1
Other	0.9	3.8	(6.8)

Net cash provided by (used for) financing activities	360.9	(138.0)	929.2

Net increase (decrease) in cash and equivalents	(232.6)	407.1	(264.2)
Cash and equivalents at beginning of year	701.7	294.6	558.8

Cash and equivalents at end of year	$469.1	$701.7	$294.6

Supplemental disclosures
Income taxes refunded (paid), net	$(410.6)	$(207.9)	$185.6
Interest paid, net of amounts capitalized	(34.3)	(88.8)	(89.8)
Non-cash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	202.9	177.0	219.3
Conversion of notes to equity	684.6	498.6	—
Cash received in conjunction with TI Acquisition:
Fair value of assets acquired	$—	$—	$949.3
Liabilities assumed	—	—	(138.0)
Debt issued	—	—	(836.0)
Stock issued	—	—	(656.4)

	$—	$—	$(681.1)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

For the year ended	August 30, 2001	August 31, 2000	September 2, 1999
Net income (loss)	$(625.0)	$1,504.2	$(68.9)
Unrealized gain (loss) on investments, net of tax	(4.8)	3.6	(2.0)

Total comprehensive income (loss)	$(629.8)	$1,507.8	$(70.9)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

    Basis of presentation:  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2001, 2000 and 1999 each contained 52 weeks and ended on August 30, 2001, August 31, 2000, and September 2, 1999, respectively.

    On August 6, 2001, Micron Electronics, Inc. ("MEI"), completed a merger with Interland, Inc., in a stock-for- stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland"), and the Company's ownership interest was reduced from 61% to 43% of MEI's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the "Foundation"). MEI's 2001 financial results are included in the Company's consolidated financial statements for eleven months through the date of the Interland Merger. The Company's consolidated financial statements for 2000 and 1999 include the financial results of MEI for the full year. (See "Gain (Loss) on Issuance of Subsidiary Stock" and "Other Non-Operating Income (Expense)" notes.)

    Restatements and reclassifications:  As a result of MEI's disposal of its PC operations in 2001, the Company's previously reported consolidated financial statements for 2000 and 1999 have been restated to present the discontinued PC Operations separate from continuing operations. (See "Discontinued PC Operations" note.)

    On March 29, 2000, the Company's Board of Directors announced a 2-for-1 stock split effected in the form of a stock dividend to shareholders of record as of April 18, 2000, and payable on May 1, 2000. The par value of the Company's common stock remained unchanged. Share and per share amounts were restated to reflect retroactively the stock split, except for the historical share amounts in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity. Certain other reclassifications have been made, none of which affected the results of operations, to present the financial statements on a consistent basis.

    Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Revenue recognition:  Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to certain distributors that have rights of return and price protection until such distributors have sold the products. Net sales include revenue from web-hosting and other internet services which are recognized as services are provided.

    Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

    Advertising:  Advertising costs are charged to operations as incurred. The Company incurred $24.1 million, $33.1 million and $8.6 million of advertising costs in 2001, 2000 and 1999, respectively.

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

    Earnings (loss) per share:  Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share incorporates the additional shares issued from the assumed exercise of outstanding stock options and common stock warrants using the "treasury stock" method and conversion of convertible debentures using the "if-converted" method, when dilutive.

    Financial instruments:  Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. Investments with original maturities greater than three months and remaining maturities less than one year are classified as liquid investments. Investments with remaining maturities greater than one year are classified as other long-term assets. Securities classified as available-for-sale or trading are stated at market value. Securities classified as held-to-maturity are stated at amortized cost.

    The amounts reported as cash and equivalents, liquid investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values. The fair value of the Company's debt as of August 30, 2001 and August 31, 2000, approximated $491 million and $998 million, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

    Certain concentrations:  Approximately 70% of the Company's sales of semiconductor memory products for 2001 was to the computer market. Certain components used by the Company in manufacturing semiconductor memory products are purchased from a limited number of suppliers.

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade accounts receivable. The Company invests cash through high-credit-quality financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions. The Company, by policy, limits the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of the Company's customers are affiliated with the computer, telecommunications and networking industries. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses on receivables.

    Inventories:  Inventories are stated at the lower of average cost or market. Cost includes labor, material and overhead costs, including product and process technology costs.

    Product and process technology:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development. Costs incurred to establish patents and acquire product and process technology are capitalized. Capitalized costs are amortized using the straight-line method over the shorter of the estimated useful life of the technology, the patent term or the agreement, ranging up to 10 years. Fully-amortized costs are removed from product and process technology and accumulated amortization.

    Property, plant and equipment:  Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's accounts and the net gain or loss is included in the determination of income.

    The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized interest costs of $9.8 million, $6.4 million and $1.3 million in 2001, 2000 and 1999, respectively, in connection with various capital projects.

    The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

    Recently issued accounting standards:  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires all business combinations to be accounted for by the purchase method and modifies the criteria for recognition of certain intangible assets separate and apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. The Company is required to adopt SFAS No. 142 in fiscal year 2003 but expects to adopt the standard the first quarter of 2002. The Company does not expect the adoption of either SFAS No. 141 or No. 142 to have a significant impact on the Company's future results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

Supplemental Balance Sheet Information

Investment Securities	2001	2000
Available-for-sale securities:
U.S. Government and agencies	$864.5	$456.7
Commercial paper	491.0	991.2
Certificates of deposit	100.2	394.0
Other	286.1	46.0

	1,741.8	1,887.9

Held-to-maturity securities:
Commercial paper	—	128.8
U.S. Government and agencies	—	96.0
State and local governments	—	62.1

	—	286.9

Trading securities:
U.S. Government and agencies	—	24.0
Commercial paper	—	18.9
Other	—	17.1

	—	60.0

Total investment securities	1,741.8	2,234.8
Less cash equivalents	(416.1)	(445.1)
Less other long-term assets	(116.5)	(25.0)

Liquid investments	$1,209.2	$1,764.7

    As of August 30, 2001, $1,318.0 million of debt securities mature within one year, $65.0 million mature from one to five years, $26.1 million mature from five to ten years and $9.2 million mature after ten years.

Receivables	2001	2000
Trade receivables	$154.9	$1,180.1
Income taxes	560.2	6.6
Taxes other than income	34.9	72.3
Joint ventures	25.3	79.4
Interest	10.9	18.9
Other	9.2	70.2
Allowance for doubtful accounts	(3.8)	(14.4)

	$791.6	$1,413.1

Inventories	2001	2000
Finished goods	$248.0	$284.4
Work in process	139.3	330.6
Raw materials and supplies	108.2	83.0
Allowance for obsolescence	(4.4)	(9.4)

	$491.1	$688.6

    The Company wrote down the value of work in process and finished goods inventories to the lower of cost or market value in the fourth quarter of 2001 by an aggregate amount of $465.8 million. The Company recorded a similar charge of $261.1 million in the third quarter 2001.

Product and Process Technology	2001	2000
Product and process technology, at cost	$260.1	$366.6
Accumulated amortization	(61.7)	(153.6)

	$198.4	$213.0

    Amortization of product and process technology costs was $34.8 million, $41.7 million and $37.6 million in 2001, 2000 and 1999, respectively.

Property, Plant and Equipment	2001	2000
Land	$94.7	$46.3
Buildings	1,815.1	1,360.6
Equipment	5,721.3	4,793.5
Construction in progress	402.3	611.1
Software	165.5	140.2

	8,198.9	6,951.7
Accumulated depreciation	(3,494.8)	(2,780.0)

	$4,704.1	$4,171.7

    In 2001, the Company capitalized $420.4 million of costs relating to the Company's semiconductor manufacturing facility in Lehi, Utah. As of August 30, 2001, construction in progress included costs of $194.1 million related to idle facilities in Lehi which are not ready for their intended use and are not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products and the Company's operations, cash flows and alternative uses of capital.

    Depreciation expense was $1,049.6 million, $902.0 million and $753.9 million for 2001, 2000 and 1999, respectively.

Accounts Payable and Accrued Expenses	2001	2000
Accounts payable	$307.8	$588.8
Salaries, wages and benefits	98.3	222.3
Taxes other than income	34.7	95.9
Income taxes	11.1	288.2
Interest	8.2	27.5
Other	52.8	48.7

	$512.9	$1,271.4

Debt	2001	2000
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.7% and 7.3%, respectively	$305.6	$94.5
Subordinated notes payable, due October 2005, with an effective yield to maturity of 10.7%, net of amortized discount of $28.1 million and $33.3 million, respectively	181.9	176.7
Capitalized lease obligations payable in monthly installments through December 2005, weighted average interest rate of 3.0% and 7.4%, respectively	43.7	23.2
Convertible subordinated notes payable, due October 2005, with an effective yield to maturity of 8.4%, net of amortized discount of $56.2 million	—	683.8

	531.2	978.2
Less current portion	(86.2)	(46.8)

	$445.0	$931.4

    In connection with the KMT Acquisition, the Company assumed $259.5 million in notes payable and $36.9 million in capital lease obligations. (See "Acquisitions—KMT Semiconductor Limited" note.)

    The subordinated notes due October 2005 with a yield to maturity of 10.7% have a face value of $210.0 million and a stated interest rate of 6.5%. During 2001, the Company's convertible subordinated notes due October 2005 were converted into 24.7 million shares of the Company's common stock.

    Certain notes payable are collateralized by plant and equipment with a total cost of $111.1 million and accumulated depreciation of $80.4 million as of August 30, 2001. Equipment under capital leases and accumulated amortization thereon were $30.3 million and $17.3 million, respectively, as of August 30, 2001, and $41.1 million and $24.7 million, respectively, as of August 31, 2000.

    The Company has pledged as collateral $50.0 million in cash deposits for a $50.0 million revolving line of credit held by the Company's memory manufacturing joint venture. On August 31, 2001, the joint venture drew on the entire revolving line of credit.

    The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $25.0 million, $23.1 million and $18.1 million for 2001, 2000 and 1999, respectively. Minimum future rental commitments under operating leases aggregate $38.1 million as of

August 30, 2001, and are payable as follows (in millions): 2002, $13.1; 2003, $11.6; 2004, $2.7; 2005, $2.5; 2006, $1.9 and 2007 and thereafter, $6.3.

    Maturities of long-term debt are as follows:

Fiscal year	Notes	Capital Leases
2002	$66.3	$20.6
2003	80.0	12.7
2004	56.4	10.2
2005	22.3	1.6
2006	232.4	—
2007 and thereafter	58.4	—
Discount and interest	(28.3)	(1.4)

	$487.5	$43.7

Commitments and Contingencies

    As of August 30, 2001, the Company had commitments of $291.3 million for equipment purchases and software infrastructure and $93.8 million for the construction of facilities.

    From time to time, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. In this regard, the Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain patents of Rambus and certain of the Company's claims and defenses. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company is unable to predict the outcome of these suits. A determination that the Company's manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

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

Shareholders' Equity

Common Stock Warrants

    During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company's common stock. The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the "Exercise Price") at any time through May 15, 2008 (the "Expiration Date"). Warrants exercised prior to the Expiration Date will be settled on a "net share" basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied. As of August 30, 2001, there have been no exercises of warrants and all warrants issued remain outstanding.

Accumulated Other Comprehensive Income (Loss)

    Accumulated other comprehensive income (loss), net of tax, consists of the following:

	2001	2000
Foreign currency translation adjustment	$(0.1)	$(0.1)
Unrealized gain (loss) on investments	(3.2)	1.6

Accumulated other comprehensive income (loss)	$(3.3)	$1.5

Stock Plans

Stock Option Plans

    As of August 30, 2001, the Company had an aggregate of 66.3 million shares of its common stock reserved for issuance under its various stock option plans, of which 61.4 million shares are subject to outstanding options and 4.9 million shares are available for future grants. Options are subject to terms and conditions as determined by the Company's Board of Directors. Stock options granted after June 16, 1999, are exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options granted prior to June 16, 1999, are exercisable in increments of 20% during each year of employment beginning one year from the date of grant. All stock options issued prior to January 19, 1998, expire six years from the date of grant and all subsequent options granted expire 10 years from the date of grant.

    Option activity under the Company's stock option plans is summarized as follows:

	2001		2000		1999
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	48.9	$24.03	49.3	$16.00	44.3	$14.80
Granted	20.4	35.80	17.2	38.10	17.9	15.55
Granted in conjunction with acquisitions	—	—	—	—	1.1	1.96
Terminated or cancelled	(2.1)	30.08	(2.0)	22.29	(2.2)	16.05
Exercised	(5.8)	17.11	(15.6)	14.36	(11.8)	9.50

Outstanding at end of year	61.4	28.39	48.9	24.03	49.3	16.00

Exercisable at end of year	16.6	22.61	9.9	17.64	14.7	15.00

    Options outstanding as of August 30, 2001, were at per share prices ranging from $0.28 to $96.56. Options exercised were at per share exercise prices ranging from $0.75 to $40.06 in 2001, $0.28 to

$39.94 in 2000, and $0.28 to $22.89 in 1999. The following table summarizes information about options outstanding as of August 30, 2001:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.28—$14.02	12.4	6.7	$13.17	3.9	$12.26
$14.03—$22.89	13.1	2.7	19.78	8.6	20.06
$25.13—$34.06	22.2	8.8	30.05	1.8	32.56
$34.09—$39.94	8.4	8.3	36.77	1.8	36.88
$40.06—$96.56	5.3	9.1	65.79	0.5	71.60

	61.4	7.0		16.6	22.61

Stock Purchase Plan

    The Company's 1989 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending closing stock prices of each offering period and are restricted from resale for a period of one year from the date of purchase. Purchases are limited to 20% of an employee's eligible compensation. As of August 30, 2001, 14.6 million shares of the Company's common stock had been issued under the ESPP and 3.9 million shares were available for future issuance under the plan.

Miscellaneous Plan

    As of August 30, 2001, 6,000 shares of the Company's common stock had been issued under the 1998 Non-Employee Directors Stock Incentive Plan ("DSIP Plan") and 494,000 shares were reserved for future issuance under the DSIP Plan. Shares are issued under the DSIP plan as compensation to non-employee directors of the Company.

Stock-Based Compensation

    The Company recognized $0.3 million, $3.9 million and $7.3 million of stock-based compensation in 2001, 2000 and 1999, respectively. Pro forma income and per share data as if the fair value-based accounting method in SFAS No. 123, "Accounting for Stock Based Compensation," had been used to account for stock-based compensation costs is as follows:

	2001	2000	1999
Pro forma income (loss) from continuing operations	$(746.9)	$1,388.1	$(131.3)
Pro forma basic earnings (loss) per share from continuing operations	(1.26)	2.52	(0.25)
Pro forma diluted earnings (loss) per share from continuing operations	(1.26)	2.36	(0.25)

    The Black-Scholes model was used to value stock options for pro forma presentation. Assumptions used to estimate the value of the Company's options included in the pro forma amounts are presented below:

	Stock option plan shares			Employee stock purchase plan shares
	2001	2000	1999	2001	2000	1999
Average expected life in years	3.50	3.50	3.50	0.25	0.25	0.25
Expected volatility	69%	64%	59%	69%	64%	59%
Risk-free interest rate (zero coupon U.S. Treasury note)	4.9%	6.3%	5.0%	4.8%	5.5%	4.4%
Weighted average fair value at grant:
Exercise price equal to market price	$18.77	$19.50	$7.46	—	—	—
Exercise price less than market price	22.51	—	8.90	$9.12	$20.19	$7.21
Exercise price greater than market price	14.54	—	—	—	—	—
Weighted average exercise price:
Exercise price equal to market price	$35.67	$38.10	$15.97	—	—	—
Exercise price less than market price	41.42	—	10.45	$31.51	$30.73	$14.99
Exercise price greater than market price	43.11	—	—	—	—	—

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options granted to employees. For purposes of this valuation model, no dividends have been assumed.

Employee Savings Plan

    The Company has a 401(k) retirement plan ("RAM Plan") under which employees may contribute from 2% to 16% of their eligible pay to various savings alternatives in the RAM Plan. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. Expenses for the Company's RAM Plan were $16.9 million, $20.7 million and $10.5 million in 2001, 2000 and 1999, respectively.

Other Operating Expense (Income)

    Other operating expense for 2001 includes losses of $44.2 million from the write-off of certain costs related to the Company's Lehi facility and losses of $19.6 million, net of gains, on write-downs and disposals of semiconductor equipment. Other operating income for 2000 includes a gain of $42.0 million on the sale of the Company's facility located in Richardson, Texas and losses of $22.7 million, net of gains, on write-downs and disposals of other semiconductor equipment. Other operating expense for 1999 includes charges of $23.9 million relating to the Company's former flat panel and radio frequency identification devices operations and losses of $12.1 million, net of gains, from the write-down and disposal of semiconductor equipment.

Gain (Loss) on Issuance of Subsidiary Stock

    On August 6, 2001, MEI completed the Interland Merger by issuing 40.9 million shares of MEI common stock in exchange for the outstanding shares of Interland, Inc. Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland") and the Company's ownership interest was reduced from 61% to 43% of MEI's outstanding common stock. The Company recorded a charge in 2001 of $4.4 million from the issuance of MEI shares in connection with the Interland Merger.

Other Non-Operating Income (Expense)

    Other non-operating expense for 2001 includes a charge of $92.4 million to write down the carrying value of the Company's equity interest in Interland to market value. Selling, general and administrative expense for 2001 includes a charge of $94.1 million for the market value of the Interland stock contributed to the Foundation. As of August 30, 2001, the Company no longer holds an investment in Interland.

    The Company has long-term fixed-price derivative financial instruments to purchase a portion of the its electricity and natural gas needs. Other non-operating expense for 2001 includes charges totaling $11.6 million for market value adjustments to these instruments.

    In 2000, the Company recognized a gain in other non-operating income of $14.2 million on its contribution of 2.3 million shares of MEI common stock to the Foundation. Selling, general and administrative expense for 2000 includes a contribution charge of $24.9 million for the market value of the Interland stock contributed to the Foundation.

Income Taxes

    Income tax (provision) benefit consists of the following:

	2001	2000	1999
Current:
U.S. federal	$414.9	$(718.6)	$47.6
State	(1.7)	(45.6)	(4.4)
Foreign	(16.3)	(20.7)	(10.0)

	396.9	(784.9)	33.2

Deferred:
U.S. federal	74.8	51.9	(19.7)
State	64.8	(45.2)	19.9
Foreign	(22.7)	(18.5)	2.6

	116.9	(11.8)	2.8

Total income tax (provision) benefit	$513.8	$(796.7)	$36.0

Income tax (provision) benefit allocated to:
Continuing operations	$446.0	$(829.8)	$25.1
Discontinued PC operations	67.8	33.1	10.9

	$513.8	$(796.7)	$36.0

    The tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock option and purchase plans reduced taxes payable by $48.3 million, $205.1 million and $54.9 million for 2001, 2000 and 1999, respectively. Such benefits are reflected as additional capital.

    A reconciliation between income tax computed using the U.S. federal statutory rate and the income tax (provision) benefit follows:

	2001	2000	1999
U.S. federal income tax at statutory rate	$375.2	$(811.0)	$32.0
State taxes, net of federal benefit	47.8	(56.4)	13.9
Basis difference in domestic subsidiaries	30.5	0.8	(1.6)
Foreign income at other than U.S. rate	17.2	35.4	2.6
Change in valuation allowance	(16.6)	(15.4)	(10.5)
Other	59.7	49.9	(0.4)

Income tax (provision) benefit	$513.8	$(796.7)	$36.0

    State taxes reflect investment tax credits of $25.5 million, $24.0 million and $15.7 million for 2001, 2000 and 1999, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. Components of the Company's deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets:
Net operating loss and credit carryforwards	$188.2	$19.3
Inventories	96.1	70.4
Accrued compensation	19.8	24.6
Accrued product and process technology	6.6	1.4
Deferred income	5.3	27.1
Other	85.1	61.9

Gross deferred tax assets	401.1	204.7
Less valuation allowance	(87.4)	(30.0)

Deferred tax assets	313.7	174.7

Deferred tax liabilities:
Excess tax over book depreciation	(102.3)	(232.0)
Accrued product and process technology	(11.0)	(20.5)
Investments	(0.6)	(54.8)
Other	(59.4)	(63.8)

Deferred tax liabilities	(173.3)	(371.1)

Net deferred tax assets (liabilities)	$140.4	$(196.4)

    At August 30, 2001, the Company had aggregate U.S. tax loss carryforwards of $38.6 million and U.S. tax credit carryforwards of $34.2 million, all of which expire in various years through 2021. The Company also has unused state tax net operating loss carryforwards of $449.8 million for tax purposes which expire through 2021 and unused state tax credits of $93.3 million for tax and financial reporting purposes which expire through 2015. The changes in valuation allowance of $57.4 million and $15.4 million in 2001 and 2000, respectively, are primarily due to uncertainties of realizing certain net operating losses and certain tax credit carryforwards. Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability. The remaining undistributed earnings of $242.4 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Minority Interests

    Minority interests for 2001, 2000 and 1999 includes minority shareholders' interest in the SpecTek component recovery business and the Web-hosting Operation. The component recovery business was purchased by the Company from MEI on April 5, 2001, at which time it became a wholly-owned operation of the Company and, as a result, the Company no longer recorded minority interest in the earnings of the component recovery business after April 5, 2001. Approximately $18.1 million, $54.3 million and $17.7 million of minority interest is attributable to the earnings of the component recovery business for 2001, 2000 and 1999, respectively.

Discontinued PC Operations

    On May 31, 2001, MEI completed the disposition of its PC business to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations. Summary operating results for the discontinued PC Operations follow:

	2001	2000	1999
Net sales	$579.8	$973.9	$1,188.9

Loss from operations of PC business	$(64.1)	$(105.8)	$(27.1)
Minority interest	18.0	29.2	6.3
Income tax benefit	10.0	33.1	10.9

Loss from operations of PC business, net	(36.1)	(43.5)	(9.9)

Loss from disposal of PC business	(126.4)	—	—
Operating losses during phase-out period	(70.2)	—	—
Minority interest	71.1	—	—
Income tax benefit	57.8	—	—

Loss from disposal of PC business, net	(67.7)	—	—

Loss from discontinued PC Operations, net	$(103.8)	$(43.5)	$(9.9)

    Summarized balance sheet information for the discontinued PC Operations follows:

2000
Current assets	$184.3
Property, plant and equipment	85.9
Other long-term assets	2.3

Total assets	272.5

Current liabilities	(200.4)
Long-term liabilities	(17.8)

Total liabilities	(218.2)

Minority interest	(21.4)

Net assets of discontinued PC Operations	$32.9

Earnings (Loss) Per Share

	2001	2000	1999
Income (loss) from continuing operations available to common shareholders	$(521.2)	$1,547.7	$(59.0)
Adjustment for effects of assumed conversions	—	43.3	—

Income (loss) from continuing operations available to common shareholders, adjusted	(521.2)	1,591.0	(59.0)
Loss from discontinued PC Operations, net of taxes and minority interest	(103.8)	(43.5)	(9.9)

Net income (loss)	$(625.0)	$1,547.5	$(68.9)

Weighted average common shares outstanding	592.4	550.9	521.5
Adjustment for effects of assumed exercises and conversions	—	54.5	—

Weighted average common shares and share equivalents outstanding	592.4	605.4	521.5

Basic earnings (loss) per share:
Continuing operations	$(0.88)	$2.81	$(0.11)
Discontinued operations	(0.18)	(0.08)	(0.02)
Net income (loss)	(1.05)	2.73	(0.13)
Diluted earnings (loss) per share:
Continuing operations	$(0.88)	$2.63	$(0.11)
Discontinued operations	(0.18)	(0.07)	(0.02)
Net income (loss)	(1.05)	2.56	(0.13)

    The average shares listed below were not included in the computation of diluted earnings per share because the effect would have been antidilutive for the periods presented:

	2001	2000	1999
Employee stock plans	61.9	0.4	47.7
8.4% convertible subordinated notes payable due 2005	2.6	—	23.1
7.0% convertible subordinated notes payable due 2004	—	—	14.8
Common stock warrants	3.4	—	—

Acquisitions

KMT Semiconductor Limited

    On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor Limited ("KMT") (the "KMT Acquisition") in a transaction that resulted in KMT becoming a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price of $31.3 million, net of $37.7 million cash acquired, which includes $25.0 million cash paid to KSL for land and KSL's equity interest in KMT, was allocated to the assets acquired and liabilities assumed based on their estimated fair value. In connection with the KMT Acquisition, the Company recorded total assets of $408.1 million, net of cash acquired, including deferred income taxes of $204.6 million and property, plant and equipment of $103.6 million, and total liabilities of $376.8 million, including debt and capital lease obligations totaling $296.4 million. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations of the Company as if the KMT Acquisition had taken place at the beginning of 2001 and 2000. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	2001	2000
	(unaudited)
Net sales from continuing operations	$3,935.9	$6,362.4
Income (loss) from continuing operations, net of taxes and minority interest	(440.0)	1,779.4
Income (loss) per share from continuing operations—diluted	(0.74)	3.01

Texas Instruments Incorporated

    In September 1998, the Company acquired substantially all of the memory operations of Texas Instruments Incorporated ("TI") (the "TI Acquisition") for a net purchase price of $832.8 million. In connection with the TI Acquisition, the Company issued 57.9 million shares of common stock, $740.0 million principal amount of convertible notes and $210.0 million principal amount of subordinated notes. In addition to TI's net memory assets, the Company received $681.1 million in cash. The TI Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company and TI also entered into a ten-year, royalty-free, life-of-patents, patent cross license that commenced in January 1999.

    The following unaudited pro forma information presents the consolidated results of operations of the Company as if the TI Acquisition had taken place at the beginning of 1999. The pro forma information does not necessarily reflect the actual results that would have occurred nor is necessarily indicative of future results of operations.

1999
(unaudited)
Net sales from continuing operations	$2,630.4
Loss from continuing operations, net of taxes and minority interest	(76.2)
Loss per share from continuing operations—diluted	(0.14)

Joint Ventures

    TECH Semiconductor Singapore Pte. Ltd. ("TECH"), which operates in Singapore, is a memory manufacturing joint venture among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company purchases semiconductor memory products from TECH at prices determined quarterly, generally based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $726.0 million, $579.8 million and $136.7 million for 2001, 2000 and 1999, respectively. In 2000, as part of an equity capital infusion by the majority of TECH's shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement. The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders' agreement. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $10.6 million, $2.8 million and $1.3 million for 2001, 2000 and 1999, respectively. Receivables from TECH were $25.3 million and payables were $40.6 million as of

August 30, 2001. Receivables from TECH were $66.8 million and payables were $89.3 million as of August 31, 2000.

    Through April 30, 2001, the Company participated in KMT, a joint venture between the Company and KSL. On April 30, 2001, the Company acquired the remaining interest in KMT by completing the KMT Acquisition. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. (See "Acquisitions—KMT Semiconductor Limited" note.) Through the date of acquisition, the Company purchased all of KMT's production at prices generally based on a discount from the Company's average selling prices. The Company was also party to various agreements with KMT whereby the Company provided assembly and test services, and technology, engineering, and training support to KMT. The net cost of products purchased from KMT amounted to $293.3 million, $556.8 million and $188.6 million for 2001, 2000 and 1999. Receivables from KMT were $12.6 million and payables were $90.1 million as of August 31, 2000.

Operating Segment Information

    The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. Through 2001, the Company's two reportable segments were Semiconductor Operations and Web-hosting Operations. As a result of the Interland Merger, the Company's only reportable segment is Semiconductor Operations. The Semiconductor Operations segment's primary product is DRAM. The Web-hosting Operations segment provided web-hosting and other internet products and services. Other segments primarily reflect activity of the Company's former flat-panel display and radio frequency identification devices operations.

    The accounting policies of the segments are the same as those described in the "Significant Accounting Policies" note. Segment operating results are measured based on operating income (loss). Segment assets consist of assets that are identified to reportable segments and reviewed by the chief operating decision makers. Included in segment assets are cash, investment securities, accounts receivable, inventories and property, plant and equipment. Deminimus amounts of intersegment eliminations of sales, operating income, capital expenditures and depreciation and amortization have been included with Other.

	2001	2000	1999
Net sales
Semiconductor Operations:
External	$3,861.0	$6,278.4	$2,524.7
Sales to discontinued PC Operations	21.6	51.3	45.2
Intersegment	—	—	(0.2)

	3,882.6	6,329.7	2,569.7

Web-hosting Operations:
External	53.0	32.7	0.5
Intersegment	—	0.2	—

	53.0	32.9	0.5

Other	0.3	(0.2)	4.9

Consolidated net sales	$3,935.9	$6,362.4	$2,575.1

Operating income (loss)
Semiconductor Operations	$(920.8)	$2,445.6	$42.8
Web-hosting Operations	(56.1)	(47.0)	(4.7)
Other	0.4	(5.9)	(57.7)

Consolidated operating income (loss)	$(976.5)	$2,392.7	$(19.6)

	2001	2000	1999
Capital expenditures
Semiconductor Operations	$1,469.5	$1,103.4	$755.5
Web-hosting Operations	19.1	24.1	3.3
Other	—	(0.1)	5.1

Consolidated capital expenditures	$1,488.6	$1,127.4	$763.9

Depreciation and amortization
Semiconductor Operations	$1,097.7	$955.8	$816.0
Web-hosting Operations	22.5	16.8	2.5
Other	(5.8)	1.8	11.2

Consolidated depreciation and amortization	$1,114.4	$974.4	$829.7

	2001	2000
Segment assets
Semiconductor Operations	$7,788.7	$8,416.1
Web-hosting Operations	—	411.3
Other	12.9	14.6

Total segment assets	7,801.6	8,842.0
Elimination of intersegment	(22.8)	(96.0)

Total segment assets, net	7,778.8	8,746.0
Prepaid expenses	17.3	14.9
Deferred taxes	159.4	137.1
Product and process technology	198.4	213.0
Other assets (net of segment assets)	209.3	248.0
Net assets of discontinued PC Operations	—	32.9

Consolidated total assets	$8,363.2	$9,391.9

Major Customers

    Sales by the Semiconductor Operations to the Company's largest customer were $425.2 million, $877.0 million and $331.1 million in 2001, 2000 and 1999, respectively. Sales to the Company's second largest customer were $843.8 million in 2000.

Geographic Information

    Geographic net sales based on customer location were as follows:

	2001	2000	1999
United States	$2,116.8	$3,570.8	$1,548.9
Europe	780.9	1,164.5	458.0
Asia Pacific	637.9	1,144.8	415.6
Japan	188.8	203.0	73.1
Canada	57.1	77.3	28.8
Other	154.4	202.0	50.7

	$3,935.9	$6,362.4	$2,575.1

    Geographic area property, plant and equipment was as follows:

	2001	2000
United States	$3,502.1	$3,229.1
Singapore	610.1	494.2
Italy	442.3	431.5
Japan	133.6	0.1
Other	16.0	16.8

	$4,704.1	$4,171.7

Quarterly Financial Information (Unaudited)
(Amounts in millions except per share amounts)

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,571.6	$1,065.7	$818.3	$480.3
Gross margin	762.5	200.3	(275.8)	(576.3)
Operating income (loss)	520.3	(41.0)	(527.2)	(928.6)
Income (loss) from continuing operations, net of taxes and minority interest	359.5	(4.1)	(301.1)	(575.5)
Loss from discontinued PC Operations, net of taxes and minority interest	(7.3)	(84.2)	(12.3)	—
Net income (loss)	352.2	(88.3)	(313.4)	(575.5)
Diluted earnings (loss) per share:
Continuing operations	$0.59	$(0.01)	$(0.50)	$(0.96)
Discontinued operations	(0.01)	(0.14)	(0.02)	—
Net income (loss)	0.58	(0.15)	(0.53)	(0.96)
2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,343.7	$1,159.1	$1,553.8	$2,305.8
Gross margin	777.8	478.0	661.7	1,330.6
Operating income (loss)	559.8	272.1	443.1	1,117.7
Income from continuing operations, net of taxes and minority interest	352.9	168.8	289.9	736.1
Loss from discontinued PC Operations, net of taxes and minority interest	(11.6)	(7.5)	(15.0)	(9.4)
Net income (loss)	341.3	161.3	274.9	726.7
Diluted earnings (loss) per share:
Continuing operations	$0.62	$0.30	$0.50	$1.21
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Net income (loss)	0.60	0.29	0.47	1.20

    The Company wrote down the value of work in process and finished goods inventories to the lower of cost or market value in the fourth quarter of 2001 by an aggregate amount of $465.8 million.

    Selling, general and administrative expense for the fourth quarter of 2001 includes a charge of $94.1 million for the market value of the Interland stock contributed to the Foundation. Other non-operating expense for the fourth quarter of 2001 includes charges of $4.4 million from the issuance of MEI shares in connection with the Interland Merger and $92.4 million to write down the Company's carrying value of its investment in Interland to its market value.

    Other operating income for the fourth quarter of 2000 includes a gain of $42.0 million on the sale of the Company's facility located in Richardson, Texas.

    In the second quarter of 2001, MEI announced its plan to dispose of its PC operations. The Company's consolidated financial statements for the first quarter of 2001 and 2000 were restated as follows to present the discontinued PC Operations separate from continuing operations. (See "Discontinued PC Operations" note.)

	As previously reported	Discontinued PC Operations	Restated
First Quarter 2001
Net sales	$1,832.3	$260.7	$1,571.6
Gross margin	791.3	28.8	762.5
Operating income	504.0	(16.3)	520.3
Income from continuing operations, net of taxes and minority interest	N/A	N/A	359.5
Loss from discontinued PC Operations, net of taxes and minority interest	N/A	(7.3)	(7.3)
Net income	352.2	N/A	352.2
Diluted earnings (loss) per share:
Continuing operations	N/A	N/A	$0.59
Discontinued operations	N/A	$(0.01)	(0.01)
Net income	$0.58	N/A	0.58
First Quarter 2000
Net sales	$1,584.4	$240.7	$1,343.7
Gross margin	813.7	35.9	777.8
Operating income	532.0	(27.8)	559.8
Income from continuing operations, net of taxes and minority interest	N/A	N/A	352.9
Loss from discontinued PC Operations, net of taxes and minority interest	N/A	(11.6)	(11.6)
Net income	341.3	N/A	341.3
Diluted earnings (loss) per share:
Continuing operations	N/A	N/A	$0.62
Discontinued operations	N/A	$(0.02)	(0.02)
Net income	$0.60	N/A	0.60

Report of Independent Accountants

To the Board of Directors and
Shareholders of Micron Technology, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 30, 2001 and August 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boise, Idaho
September 25, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

    Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," following Part I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 30, 2001, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

    Consolidated financial statements and the financial statement schedule—(see "Item 8. Financial Statements and Supplementary Data Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Contingencies.")

Exhibit		Description
2.1		Acquisition Agreement between the Registrant and Texas Instruments Incorporated dated June 18, 1998(1)
2.2		Second Amendment to Acquisition Agreement dated as of September 30, 1998, between the Registrant and Texas Instruments Incorporated(2)
3.1		Restated Certificate of Incorporation of the Registrant(9)
3.7		Bylaws of the Registrant, as amended(19)
4.9		Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008(the "Warrants")
10.82		Form of Indemnification Agreement between the Registrant and its officers and directors(6)
10.91		Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant(7)
10.100		Amended and Restated 1985 Incentive Stock Option Plan(8)
10.110		1994 Stock Option Plan(17)
10.111		Executive Bonus Plan(3)
10.112		Forms of Severance Agreement(10)
10.116		Registration Rights Agreement dated as of June 28, 1996, between the Registrant and Canadian Imperial Bank of Commerce(11)
10.117		Registration Rights Agreement dated as of July 29, 1996, between the Registrant and Canadian Imperial Bank of Commerce(11)
10.118	(a)	Irrevocable Proxy dated June 28, 1996, by Canadian Imperial Bank of Commerce in favor of the Registrant(11)
10.118	(b)	Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce(15)
10.119	(a)	Reformed Irrevocable Proxy dated July 23, 1998, by J.R. Simplot Company in favor of the Registrant(15)
10.119	(b)	Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce(15)
10.120		Form of Agreement and Amendment to Severance Agreement between the Company and its executive officers(12)
10.125		Second Supplemental Trust Indenture dated as of September 30, 1998, between the Registrant and the Trustee, relating to the issuance of 6.5% Convertible Subordinated Notes due October 1, 2005, including the form of Note (2)
10.126		Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000(2)
10.127		Registration Rights Agreement dated as of July 20, 1998, between the Registrant, Canadian Imperial Bank of Commerce and J.R. Simplot Company(4)
10.128		Nonstatutory Stock Option Plan(17)
10.129		1997 Nonstatutory Stock Option Plan(13)
10.130		Micron Quantum Devices, Inc. 1996 Stock Option Plan(13)
10.131		Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option Plan(13)

10.132	1998 Nonstatutory Stock Option Plan(17)
10.133	Rendition, Inc. 1994 Equity Incentive Plan(14)
10.134	Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan(14)
10.139	1989 Employee Stock Purchase Plan(17)
10.140	1998 Non-Employee Director Stock Incentive Plan(17)
10.142	Purchase Agreement dated October 1, 1998, between the Company and TECH Semiconductor Singapore Pte. Ltd.(16)
10.143	Micron Quantum Devices Stock Bonus Plan(18)
10.144	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants
10.145	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants
10.146	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants
10.147	Shareholder Agreement dated as of March 22, 2001, by and among Micron Electronics, Inc. and the Registrant(5)
10.148	Amended and Restated Registration Rights Agreement dated as of August 6, 2001, by and between Micron Electronics, Inc., Interland, Inc., the Registrant and certain other shareholders(5)
10.149	Purchase Agreement dated as of August 30, 2001, between the Registrant and Micron Semiconductor Products, Inc.(5)
10.150	Donation Agreement, dated as of August 30, 2001, between Micron Semiconductor Products, Inc. and the Micron Technology Foundation, Inc.(5)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants

(1)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May  28, 1998

(2)
Incorporated by Reference to Current Report on Form 8-K filed on October 14, 1998, as amended on October 16, 1998

(3)
Incorporated by Reference to Annual Report on Form 10-K as amended for the fiscal year ended August 31, 1995

(4)
Incorporated by Reference to Registration Statement on Form S-3 as amended (Reg. No. 333-57973)

(5)
Incorporated by Reference to Schedule 13-D/A filed on September 7, 2001

(6)
Incorporated by Reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(7)
Incorporated by Reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(8)
Incorporated by Reference to Registration Statement on Forms S-8 (Reg. No. 33-52653)

(9)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May  31, 2001

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

(17)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

(18)
Incorporated by Reference to Registration Statement on Form S-8 (Reg. No. 333-82549)

(19)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 1999

(b)
The registrant filed the following reports on Form 8-K during the fiscal quarter ended August 30, 2001:

Date	Item
July 10, 2001	Item 5, Other Events.
July 18, 2001	Item 5, Other Events.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 15th day of October 2001.

MICRON TECHNOLOGY, INC.
By:	/s/ WILBUR G. STOVER, JR. Wilbur G. Stover, Jr., Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. APPLETON (Steven R. Appleton)	Chairman of the Board, Chief Executive Officer and President	October 15, 2001
/s/ JAMES W. BAGLEY (James W. Bagley)	Director	October 15, 2001
/s/ ROBERT A. LOTHROP (Robert A. Lothrop)	Director	October 15, 2001
/s/ THOMAS T. NICHOLSON (Thomas T. Nicholson)	Director	October 15, 2001
/s/ DON J. SIMPLOT (Don J. Simplot)	Director	October 15, 2001
/s/ GORDON C. SMITH (Gordon C. Smith)	Director	October 15, 2001
/s/ WILLIAM P. WEBER (William P. Weber)	Director	October 15, 2001

Schedule II

MICRON TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

	Balance at Beginning of Period	Acquisition/ Deconsolidation of MEI	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended August 30, 2001	$14.4	$(1.3)	$(7.3)	$(2.0)	$3.8
Year ended August 31, 2000	6.2	—	11.6	(3.4)	14.4
Year ended September 2, 1999	3.1	—	3.5	(0.4)	6.2
Allowance for Obsolete Inventory
Year ended August 30, 2001	$9.4	$—	20.5	$(25.5)	$4.4
Year ended August 31, 2000	12.6	—	0.9	(4.1)	9.4
Year ended September 2, 1999	13.8	—	3.8	(5.0)	12.6
Deferred Tax Asset Valuation Allowance
Year ended August 30, 2001	$30.0	$39.6	$17.8	$—	$87.4
Year ended August 31, 2000	14.6	—	15.4	—	30.0
Year ended September 2, 1999	4.1	—	10.5	—	14.6

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in millions except per share amounts)
MICRON TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS (Amounts in millions except par value amounts)
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in millions)
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in millions)
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Amounts in millions)
MICRON TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All tabular amounts in millions except per share amounts)
Quarterly Financial Information (Unaudited) (Amounts in millions except per share amounts)
Report of Independent Accountants
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Schedule II