Form 10-Q
period 2001-11-29
MICRON TECHNOLOGY INC
filed 2002-01-14
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 1-10658

Micron Technology, Inc.

State or other jurisdiction of incorporation or organization: Delaware

Internal Revenue Service—Employer Identification No. 75-1618004

8000 S. Federal Way, Boise, Idaho 83716-9632
(208) 368-4000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

    The number of outstanding shares of the registrant's common stock as of January 9, 2002, was 600,222,082.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)
(Unaudited)

For the quarter ended	November 29, 2001	November 30, 2000
Net sales	$423.9	$1,571.6
Cost of goods sold	636.5	809.1

Gross margin	(212.6)	762.5
Selling, general and administrative	79.9	106.4
Research and development	154.5	139.0
Other operating expense (income)	5.0	(3.2)

Operating income (loss)	(452.0)	520.3
Interest income	17.5	44.2
Interest expense	(2.7)	(8.0)
Other non-operating income (expense)	(5.9)	5.1

Income (loss) before taxes and minority interest	(443.1)	561.6
Income tax (provision) benefit	177.2	(196.0)
Minority interest in net income	—	(6.1)

Income (loss) from continuing operations	(265.9)	359.5
Loss on discontinued PC Operations, net of taxes and minority interest	—	(7.3)

Net income (loss)	$(265.9)	$352.2

Basic earnings (loss) per share:
Continuing operations	$(0.44)	$0.62
Discontinued operations		(0.01)
Net income (loss)	(0.44)	0.61
Diluted earnings (loss) per share:
Continuing operations	$(0.44)	$0.59
Discontinued operations		(0.01)
Net income (loss)	(0.44)	0.58
Number of shares used in per share calculations:
Basic	599.2	581.9
Diluted	599.2	609.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in millions except par value amounts)
(Unaudited)

	November 29, 2001	August 30, 2001
Assets
Cash and equivalents	$357.9	$469.1
Liquid investments	1,373.7	1,209.2
Receivables	296.6	791.6
Inventories	451.0	491.1
Prepaid expenses	26.3	17.3
Deferred income taxes	18.4	159.4

Total current assets	2,523.9	3,137.7
Intangible assets, net	324.1	307.6
Property, plant and equipment, net	4,570.6	4,704.1
Deferred income taxes	282.7	—
Other assets	320.8	213.8

Total assets	$8,022.1	$8,363.2

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$461.4	$512.9
Deferred income	25.1	26.4
Equipment purchase contracts	71.5	61.5
Current portion of long-term debt	85.6	86.2

Total current liabilities	643.6	687.0
Long-term debt	404.5	445.0
Deferred income taxes	—	19.0
Other liabilities	70.7	77.4

Total liabilities	1,118.8	1,228.4

Commitments and contingencies
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 599.9 million and 598.4 million shares, respectively	60.0	59.8
Additional capital	4,182.4	4,153.7
Retained earnings	2,658.7	2,924.6
Accumulated other comprehensive income (loss), net of tax	2.2	(3.3)

Total shareholders' equity	6,903.3	7,134.8

Total liabilities and shareholders' equity	$8,022.1	$8,363.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

For the quarter ended	November 29, 2001	November 30, 2000
Cash flows from operating activities
Net income (loss)	$(265.9)	$352.2
Loss from discontinued PC Operations, net	—	7.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	297.6	268.2
Provision to write down inventories to estimated market values	172.8	—
Loss (gain) from write-down or disposition of equipment	10.7	(6.0)
Loss from write-down or disposition of investments	7.4	0.1
Additional capital tax effect of stock plans	3.0	6.3
Change in assets and liabilities:
Decrease in receivables	496.9	572.1
Increase in inventories	(131.8)	(312.4)
Decrease in accounts payable and accrued expenses	(9.5)	(124.4)
Deferred income taxes	(164.5)	(58.4)
Other	(19.4)	(90.8)

Net cash provided by operating activities	397.3	614.2

Cash flows from investing activities
Expenditures for property, plant and equipment	(182.6)	(499.7)
Purchase of available-for-sale securities	(769.7)	(791.9)
Purchase of held-to-maturity securities	—	(56.7)
Proceeds from maturities of available-for-sale securities	387.2	621.5
Proceeds from maturities of held-to-maturity securities	—	36.0
Proceeds from sales of available-for-sale securities	133.2	10.0
Proceeds from sale of property, plant and equipment	0.5	10.2
Other	(47.3)	(58.8)

Net cash used for investing activities	(478.7)	(729.4)

Cash flows from financing activities
Proceeds from issuance of common stock	23.3	19.5
Payments on equipment purchase contracts	(16.7)	(25.3)
Repayments of debt	(36.4)	(12.2)
Other	—	0.2

Net cash used for financing activities	(29.8)	(17.8)

Net decrease in cash and equivalents	(111.2)	(133.0)
Cash and equivalents at beginning of period	469.1	701.7

Cash and equivalents at end of period	$357.9	$568.7

Supplemental disclosures
Income taxes refunded (paid), net	$544.0	$(258.3)
Interest paid, net of amounts capitalized	(3.6)	(31.1)
Non-cash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	26.7	37.3
Conversion of notes to equity	—	684.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

    Basis of presentation:  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. The Company's first quarter of fiscal 2002 and 2001 ended on November 29, 2001 and November 30, 2000, respectively. The Company's fiscal 2001 ended on August 30, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

    On August 6, 2001, Micron Electronics, Inc. ("MEI") acquired Interland, Inc., in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland"), and the Company's ownership interest was reduced from 61% to 43% of MEI's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the "Foundation"). MEI's 2001 financial results are included in the Company's consolidated financial statements for eleven months through the date of the Interland Merger.

    Restatements and reclassifications:  As a result of MEI's disposal of its PC operations in 2001, the Company's previously reported consolidated financial statements for 2001 have been restated to present the discontinued PC Operations separate from continuing operations. (See "Discontinued PC Operations" note.) Certain other reclassifications have been made, none of which affected the results of operations, to present the financial statements on a consistent basis.

    Recently issued accounting standards:  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires all business combinations to be accounted for by the purchase method and modifies the criteria for recognition of certain intangible assets separate and apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment. The Company adopted both SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's future results of operations or financial position.

Supplemental Balance Sheet Information

Receivables	November 29, 2001	August 30, 2001
Trade receivables	$196.3	$154.9
Income taxes	28.3	560.2
Taxes other than income	28.1	34.9
Joint venture	27.2	25.3
Interest	10.4	10.9
Other	9.8	9.2
Allowance for doubtful accounts	(3.5)	(3.8)

	$296.6	$791.6

Inventories
Finished goods	$274.8	$248.0
Work in process	81.2	139.3
Raw materials and supplies	100.2	108.2
Allowance for obsolescence	(5.2)	(4.4)

	$451.0	$491.1

    The Company wrote down the value of work in process and finished goods inventories to the lower of cost or market value in the first quarter of 2002 by an aggregate amount of $172.8 million.

Property, Plant and Equipment
Land	$94.7	$94.7
Buildings	1,895.7	1,815.1
Equipment	5,541.0	5,721.3
Construction in progress	352.4	402.3
Software	177.8	165.5

	8,061.6	8,198.9
Accumulated depreciation	(3,491.0)	(3,494.8)

	$4,570.6	$4,704.1

    As of November 29, 2001, construction in progress included costs of $198.2 million related to idle facilities in Lehi, Utah, which are not ready for their intended use and are not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company's operations, cash flows and alternative capacity expansion opportunities.

    Depreciation expense was $284.8 million and $250.5 million in the first quarter of 2002 and 2001, respectively.

Accounts Payable and Accrued Expenses	November 29, 2001	August 30, 2001
Accounts payable	$237.5	$307.8
Salaries, wages and benefits	113.3	98.3
Taxes other than income	40.7	34.7
Income taxes	10.9	11.1
Interest	2.4	8.2
Other	56.6	52.8

	$461.4	$512.9

Debt
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.7% and 2.7%, respectively	$273.3	$305.6
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $26.7 million and $28.1 million, respectively	183.3	181.9
Capital lease obligations payable in monthly installments through December 2005, weighted average interest rate of 2.4% and 3.0%, respectively	33.5	43.7

	490.1	531.2
Less current portion	(85.6)	(86.2)

	$404.5	$445.0

    The Company has pledged $50.0 million as cash collateral for a fully drawn revolving line of credit of TECH Semiconductor Singapore Pte. Ltd. (See "Joint Ventures" note.)

Goodwill and Intangible Assets

    During the first quarter of 2002, the Company acquired $24.9 million of product and process technology and $3.8 million of other intangible assets with weighted average useful lives of nine and two years, respectively. No significant residual value is estimated for these intangibles. During the first quarter of 2002, the Company recorded goodwill of $12.3 million and, as of November 29, 2001, goodwill was $15.6 million.

    The pro forma effect of adopting SFAS No. 142 on the historical financial results did not vary significantly from the Company's actual results.

    Intangible assets amortization expense was $11.0 million and $13.9 million in the first quarter of 2002 and 2001, respectively. Annual amortization expense for intangible assets held as of November 29,

2001 is estimated to be $44.9 million for 2002, $44.2 million in 2003, $41.7 million in 2004, $39.3 million in 2005, and $37.6 million in 2006. Intangible assets consist of the following:

	November 29, 2001		August 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and process technology	$296.5	$(70.0)	$271.8	$(62.2)
Joint venture supply arrangement	115.5	(26.1)	115.5	(22.3)
Other	9.4	(1.2)	5.6	(0.8)

	$421.4	$(97.3)	$392.9	$(85.3)

Commitments and Contingencies

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

Income Taxes

    The Company's effective tax rate was 40.0% and 34.9% for the first quarter of 2002 and 2001, respectively. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates. The Company's future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

Discontinued PC Operations

    On May 31, 2001, MEI completed the disposition of its PC business to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations. Summary operating results of the discontinued PC Operations follow:

Quarter ended
November 30, 2000
Net sales	$260.7

Loss from operations of PC business	$(18.8)
Minority interest	5.4
Income tax benefit	6.1

Loss from operations of PC business, net	$(7.3)

Earnings (loss) Per Share

    Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding convertible debentures using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method. The dilutive potential common shares that were antidilutive for the first quarter of 2002 and 2001 amounted to 64.7 million shares and 3.7 million shares, respectively.

	Quarter ended
	November 29, 2001	November 30, 2000
Income (loss) from continuing operations available to common shareholders	$(265.9)	$359.5
Adjustment for effects of assumed conversions	—	3.1

Income (loss) from continuing operations available to common shareholders, adjusted	(265.9)	362.6
Loss from discontinued PC Operations, net of taxes and minority interest	—	(7.3)

Net income (loss), adjusted	$(265.9)	$355.3

Weighted average common shares outstanding	599.2	581.9
Adjustment for effects of assumed exercises and conversions	—	27.5

Weighted average common shares and share equivalents outstanding	599.2	609.4

Basic earnings (loss) per share:
Continuing operations		$0.62
Discontinued operations		(0.01)
Net income (loss)	$(0.44)	0.61
Diluted earnings (loss) per share:
Continuing operations		$0.59
Discontinued operations		(0.01)
Net income (loss)	$(0.44)	0.58

Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows:

	Quarter ended
	November 29, 2001	November 30, 2000
Net income (loss)	$(265.9)	$352.2
Other comprehensive income:
Unrealized gains on securities:
Unrealized gains on investments	1.9	0.3
Reclassification adjustment for losses included in net loss	3.6	—

Comprehensive income (loss)	$(260.4)	$352.5

Acquisition

KMT Semiconductor Limited

    On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor Limited ("KMT") in a transaction (the "KMT Acquisition") that resulted in KMT becoming a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price of $31.3 million, which includes $25.0 million cash paid to KSL for land and KSL's equity interest in KMT, is net of $37.7 million cash acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair value. In connection with the KMT Acquisition, the Company recorded total assets of $408.1 million, net of cash acquired, including deferred income taxes of $204.6 million and property, plant and equipment of $103.6 million, and total liabilities of $376.8 million, including debt and capital lease obligations totaling $296.4 million. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations of the Company for the first quarter of 2001 as if the KMT Acquisition had taken place at the beginning of 2001. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Quarter ended November 30, 2000
Net sales from continuing operations	$1,571.6
Income from continuing operations, net of taxes and minority interest	413.0
Income per share from continuing operations — diluted	0.68

Joint Venture

    TECH Semiconductor Singapore Pte. Ltd. ("TECH"), which operates in Singapore, is a memory manufacturing joint venture among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company purchases semiconductor memory products from TECH at prices determined quarterly, generally based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All transactions with

TECH are recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $25.6 million and $320.8 million for the first quarter of 2002 and 2001, respectively. In 2000, as part of an equity capital infusion by the majority of TECH's shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement. The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders' agreement. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.6 million and $2.7 million for the first quarter of 2002 and 2001, respectively. Receivables from TECH were $27.2 million and payables were $25.2 million as of November 29, 2001. Receivables from TECH were $25.3 million and payables were $40.6 million as of August 30, 2001.

    Through April 30, 2001, the Company participated in KMT, a joint venture between the Company and KSL. On April 30, 2001, the Company acquired the remaining interest in KMT by completing the KMT Acquisition. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. (See "Acquisition—KMT Semiconductor Limited" note.) Through the date of acquisition, the Company purchased all of KMT's production at prices generally based on a discount from the Company's average selling prices. The Company was also party to various agreements with KMT whereby the Company provided assembly and test services, and technology, engineering, and training support to KMT. The net cost of products purchased from KMT amounted to $142.2 million for the first quarter of 2001.

Segment Information

    The Company's reportable segments have been determined based on the nature of its operations and products offered to customers. Through fiscal 2001, the Company's two reportable segments were Semiconductor Operations and Web-hosting Operations. As a result of the Interland Merger on August 6, 2001, the Company's only reportable segment is Semiconductor Operations. The Semiconductor Operations segment's primary product is DRAM. The Web-hosting Operations segment provided web-hosting and other internet products and services.

    Segment operating results are measured based on operating income (loss). De minimis amounts of intersegment eliminations of sales and operating income have been included with Other.

Quarter ended November 30, 2000
Net sales
Semiconductor Operations:
External	$1,545.8
Sales to discontinued PC Operations	12.2

Total Semiconductor Operations	1,558.0
Web-hosting Operations	13.5
Other	0.1

Consolidated net sales	$1,571.6

Operating income (loss)
Semiconductor Operations	$538.4
Web-hosting Operations	(18.3)
Other	0.2

Consolidated operating income	$520.3

Subsequent Event

    On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba Corporation ("Toshiba") to acquire substantially all of the assets of Toshiba's DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company's Common Stock. The Company expects the transaction to close in the first half of calendar 2002. The proposed transaction is subject to regulatory approvals, satisfactory completion of due diligence by the Company and the negotiation and execution of definitive documentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products.

    The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Recent Events" and "Liquidity and Capital Resources" regarding the pending transaction with Toshiba and capital spending in 2002. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes. All period references are to the Company's fiscal periods unless otherwise indicated. All per share amounts are presented on a diluted basis.

Recent Events

    On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba Corporation ("Toshiba") to acquire substantially all of the assets of Toshiba's DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company's Common Stock. The Company expects the transaction to close in the first half of calendar 2002. The proposed transaction is subject to regulatory approvals, satisfactory completion of due diligence by the Company and the negotiation and execution of definitive documentation.

Results of Operations

	First Quarter
	2002		2001
	(amounts in millions except per share amounts)
Net sales:
Semiconductor Operations	$423.9	100.0%	$1,558.0	99.1%
Web-hosting Operations	—	—	13.5	0.9%
Other	—	—	0.1	0.0%

Net sales	$423.9	100.0%	$1,571.6	100.0%

Operating income:
Semiconductor Operations	$(452.0)		$538.4

Web-hosting Operations	—		(18.3)
Other	—		0.2

Operating income	$(452.0)		$520.3

Income (loss) from continuing operations	(265.9)		359.5

Net loss from discontinued PC Operations	—	(7.3)

Net income (loss)	$(265.9)	$352.2

Earnings (loss) per share from continuing operations	$(0.44)	$0.59

Net income (loss) per share	$(0.44)	$0.58

    For the fourth quarter of 2001, the net loss was $576 million, or $0.96 per share, on consolidated net sales of $480 million.

    In the third quarter of 2001, the Company completed the divestiture of its PC business. The Company's consolidated financial information presents the net effect of discontinued PC operations separate from the results of the Company's continuing operations. Historical financial information of the Company has been restated to present consistently the discontinued PC operations. In the fourth quarter of 2001, the Company contributed its interest in its Interland Web-hosting Operations to the Micron Technology Foundation (the "Foundation"). (See "Notes to Consolidated Financial Statements—Unaudited Interim Financial Statements—Basis of Presentation" and "Discontinued PC Operations.")

    On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s ("KSL") 75% interest in KMT Semiconductor Limited ("KMT") (the "KMT Acquisition") in a transaction that resulted in KMT becoming a wholly-owned subsidiary of the Company. (See "Notes to Consolidated Financial Statements—Acquisition—KMT Semiconductor Limited.")

  Net Sales

    Net sales for the first quarter of 2002 decreased by 73% and 12% as compared to the first and fourth quarters of 2001, respectively, primarily due to declines in average selling prices for the Company's semiconductor memory products. Average selling prices for the Company's semiconductor memory products for the first quarter of 2002 decreased by 88% and 24% as compared to the first quarter of 2001 and the fourth quarter of 2001, respectively. The decrease in average selling prices led to lower net sales and also to a $173 million charge in the first quarter of 2002 to write down the Company's work in process and finished goods semiconductor memory inventories. Total megabits of semiconductor memory sold increased by approximately 130% for the first quarter of 2002 as compared to the first quarter of 2001 and increased by approximately 20% for the first quarter of 2002 as compared to the fourth quarter of 2001. The Company achieved higher megabit sales for these comparative periods through reductions in inventories, modest increases in production resulting from shifts to higher density products, ongoing transitions to smaller die size versions of existing memory products ("shrink versions") and increases in total wafer outs.

    The Company's primary memory product in the first quarter of 2002 was the 128 Meg Synchronous DRAM ("SDRAM"), which constituted approximately 54% of net sales.

  Gross Margin

	First Quarter
	2002	% Change	2001
Gross margin	$(212.6)	(127.9)%	$762.5
as a % of net sales	(50.2)%		48.5%

    The lower gross margin for the first quarter of 2002 as compared to the first quarter of 2001 was primarily due to the 88% decrease in average selling prices per megabit of memory and a $173 million charge recorded by the Company in the first quarter of 2002 to write down the carrying value of semiconductor memory inventories to their estimated market values. The Company incurred similar inventory write-downs of $466 million and $261 million in the fourth and third quarters of 2001, respectively. The Company's gross margin for the fourth quarter of 2001, which reflects the effect of inventory write-downs, was negative $576 million.

    In recent periods, average selling prices for our memory products have been below our manufacturing costs, and, accordingly, our results of operations, cash flows and financial condition have been adversely affected. Should average selling prices be at levels that are below cost, we would expect to continue to record significant losses on product sales. To the extent the estimated market price of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we would recognize a charge against operations to write down the carrying value of inventory to market value.

    Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture wafer fabrication facility, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied in excess of 20% of the total megabits of memory produced by the Company in the first quarter of 2002 and 2001 and the fourth quarter of 2001. The Company purchases semiconductor memory products from TECH at prices determined quarterly, generally based on a discount from average selling price realized by the Company for the immediately preceding quarter. Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company's wholly-owned facilities. The Company realized higher gross margins on sales of TECH products than for products manufactured by its wholly-owned facilities in the first quarter of 2002 and lower gross margins on sales of TECH products for the first and fourth quarters of 2001. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering, and training support to TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH.

  Selling, General and Administrative

	First Quarter
	2002	% Change	2001
Selling, general and administrative	$79.9	(24.9)%	$106.4
as a % of net sales	18.8%		6.8%

    Selling, general and administrative expenses ("SG&A") decreased in the first quarter of 2002 as compared to the first quarter of 2001 primarily because previously consolidated Web-hosting Operations, which accounted for 17% of total SG&A in the first quarter of 2001, were disposed of at the end of fiscal 2001. In addition, technical and professional fees were lower in the first quarter of 2002 as compared to the first quarter of 2001.

    SG&A was $204 million for the fourth quarter of 2001, including the contribution charge of $94 million for the market value of the Company's remaining equity interest in Interland contributed to the Foundation. Web-hosting Operations accounted for 5% of the fourth quarter 2001 total SG&A. In addition, legal expenses associated with product and process technology rights litigation and patent prosecution were lower in the first quarter of 2002 as compared to the fourth quarter of 2001. (See "Notes to Consolidated Financial Statements—Commitments and Contingencies.")

  Research and Development

	First Quarter
	2002	% Change	2001
Research and development	$154.5	11.2%	$139.0
as a % of net sales	36.4%		8.8%

    Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs. The increase in research and development expenses in the first quarter of 2002 as compared to the first quarter of 2001 is primarily due to an increased number of development wafers processed. Process technology research and development efforts are focused on .13µ and .11µ line-width process technologies which are designed to facilitate the Company's transition to next generation products. Research and development expense was $105 million for the fourth quarter of 2001. The increase in research and development expenses in the first quarter of 2002 as compared to the fourth quarter of 2001 reflects a significantly higher number of development wafers processed for next generation DDR products and 256 Meg products.

    In addition to process technology, the Company continues to emphasize product designs that utilize advanced process technology. Currently these designs include further shrink versions of the Company's 256 Meg and 128 Meg SDRAMs. Efforts towards the design and development of new products are concentrated on the Company's 512 Meg SDRAM, DDR SDRAM, Flash and SRAM memory products. Other research and development efforts are devoted to the design and development of embedded memory and advanced DRAM technology products.

  Income Tax Provision

    The effective tax rates for the first quarter of 2002 and 2001 were 40% and 35%, respectively. The Company's effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates. The Company's future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. It requires all business combinations to be accounted for by the purchase method and modifies the criteria for recognition of certain intangible assets separate and apart from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment. The Company adopted both SFAS No. 141 and SFAS No. 142 in the first quarter of 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in 2003. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's future results of operations or financial position.

Liquidity and Capital Resources

    The Company's liquidity is highly dependent on average selling prices for its semiconductor memory products. The Company's principal source of liquidity during the first quarter of 2002 was net cash flow from operations of $397 million which reflects income tax refunds of $547 million received by the Company. During the first quarter of 2002, the Company expended $183 million for property, plant and equipment. As of November 29, 2001, the Company had cash and liquid investments totaling $1,732 million, representing a decrease of $53 million from August 30, 2001.

    The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. This investment may also consist of business acquisitions or strategic alliances. The Company has historically utilized external sources of financing to fund a portion of operations and has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement or by increasing the size of the existing shelf registration statement. The Company expects capital spending to approximate $1 billion in 2002. As of November 29, 2001, the Company had commitments extending into 2003 of approximately $370 million for equipment purchases and software infrastructure, and approximately $60 million for the construction of facilities.

    The Company is currently engaged in discussion with various parties regarding potential acquisitions or strategic alliances. These discussions could result in the Company being required to make significant additional expenditures over the next several quarters. On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba to acquire substantially all of the assets of Toshiba's DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company's Common Stock. The Company expects the transaction to close in the first half of calendar 2002. The proposed transaction is subject to regulatory approvals, satisfactory completion of due diligence by the Company and the negotiation and execution of definitive documentation.

    The Company has pledged $50 million as cash collateral to secure TECH's fully-drawn revolving line of credit.

Certain Factors

    In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 30, 2001, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our memory products do not exceed costs, we would expect to continue to record significant losses

    Average selling prices for our memory products in the first quarter of 2002 decreased 88% and 24%, respectively, compared to the first and fourth quarters of 2001. In four of the last five fiscal years we experienced the following decreases in average selling prices: 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997. We are unable to predict pricing conditions for any future period.

    In recent periods, average selling prices for our memory products have been below our manufacturing costs, and accordingly our results of operations, cash flows and financial condition have been adversely affected. Should average selling prices be at levels that are below cost, we would expect to record significant losses on product sales. To the extent the estimated market price of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we would recognize a charge against operations to write down the carrying value of inventory to market value.

If average selling prices of memory products do not improve significantly, we may not be able to generate sufficient cash flows to fund our operations or make adequate capital investments

    Our cash flows from operations depend primarily on average selling prices and per megabit manufacturing costs of our semiconductor memory products. In recent periods average selling prices for our memory products have been below our manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. If average selling prices do not improve significantly, we may not be able to generate sufficient cash flows to sustain our operations.

We are dependent on the personal computer ("PC") market as most of the memory products we sell are used in PCs or peripherals. If the growth rate of either PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease

    In 2001 and in the first quarter of 2002, we sold most of our memory products to PC or peripheral markets. DRAMs are the most widely used semiconductor memory components in PCs. In recent periods, the growth rate of PCs sold has slowed significantly or declined. If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of memory included in each PC, sales of our memory products could decrease and our results of operations, cash flows and financial condition could be adversely affected.

The semiconductor memory industry is highly competitive

    The semiconductor memory industry is highly competitive. We face intense competition from a number of companies, including Hynix Semiconductor Inc., Infineon Technologies AG and Samsung Semiconductor, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor memory market, invest in technology and capitalize on growth opportunities. Like us, these competitors aggressively seek to improve yields, reduce die size and decrease mask levels in their product designs. These factors have significantly increased worldwide supply and put downward pressures on prices.

We are currently engaged in discussions with other parties relating to possible acquisitions, strategic alliances, joint ventures or other transactions. We may not be able to come to agreement on terms acceptable to us concerning these possible transactions.

    From time to time, we engage in discussions with other parties relating to possible acquisitions, strategic alliances, joint ventures or other transactions. In this regard, we recently entered into a memorandum of understanding with Toshiba to acquire substantially all the assets of Toshiba's DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The proposed transaction with Toshiba will be subject to regulatory approvals, satisfactory completion of due diligence by the Company and the negotiation and execution of definitive documentation. We are also engaged in preliminary discussions with Hynix Semiconductor Inc. regarding a possible strategic alliance or other transaction. We may not be able to come to agreement on terms acceptable to us with these or other entities regarding such possible transactions.

We expect to make future acquisitions where advisable, which involve numerous risks.

    We expect to make future acquisitions where we believe it is advisable to enhance our market position. Acquisitions involve numerous risks, including the following:

  •
  increasing our exposure to changes in average selling prices for semiconductor memory products,

  •
  difficulties in integrating the operations, technologies, and products of the acquired companies,

  •
  increasing capital expenditures to upgrade and maintain facilities,

  •
  increasing debt to finance any acquisition,

  •
  diverting management's attention from normal daily operations,

  •
  managing larger operations and facilities and employees in separate geographic areas; and

  •
  hiring and retention of key employees.

    Mergers and acquisition of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, results of operations, or financial condition.

If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected

    We supply several major PC customers with more than 30% of their memory requirements. Aggregate sales to three of our PC customers approximated 20% of our net sales in the first quarter of 2002. If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations and cash flows could be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for DRAM

    We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps. These improvements increase worldwide supply of DRAM. In addition, we and several of our competitors are evaluating plans to manufacture, or have begun to manufacture, semiconductors in facilities that process 300-millimeter ("300mm") wafers. 300mm wafers have approximately 130% greater usable surface area than 200mm wafers, the current industry standard. The widespread use of 300mm wafers in the industry, which is expected to occur within the next two to five years, could lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production. Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition.

Current economic and political conditions may harm our business

    Deteriorating global economic conditions and the effects of terrorist actions or ongoing military actions against terrorists may cause significant disruptions to worldwide commerce. If such disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, results of operations and financial condition could be adversely affected. In addition, our ability to raise capital for research and development, capital expenditures and ongoing operations is dependent upon ready access to capital markets. During times of adverse global economic and political conditions, accessibility to capital markets could decrease. If we are unable to access the capital markets over an extended period of time, we may be unable to fund operations, invest in capital expenditures and fully carry out our research and development efforts, which could materially adversely affect our business, results of operations and financial conditions.

If our TECH joint venture experiences financial difficulty, or if our supply of memory products from TECH is interrupted, our results of operations could be adversely affected

    TECH currently supplies in excess of 20% of our total megabits of memory produced. We have agreements to purchase all of the production from TECH subject to specific terms and conditions. Any reduction in supply could adversely affect our results of operations and cash flows. TECH has historically been required to seek additional external financing to fund its ongoing operations and transition to next generation technologies. TECH is expected to require financing in the near future in order to continue operations, therefore our source of supply may be interrupted if TECH is unable to obtain required financing. We have pledged $50 million as cash collateral to secure current TECH financing.

We may not be able to reduce per megabit manufacturing costs at the same rate as we have in the past

    In recent years, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may not be able to reduce our per megabit manufacturing costs at historical rates. Our ability to reduce per megabit manufacturing costs in future periods may be affected by the following:

  •
  our ability to successfully implement product and process technology upgrades,

  •
  our manufacturing yields may decrease as we implement more complex technologies,

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices to commercial volumes, or

  •
  any reduction in the scale of our operations, which would result in losing economies of scale.

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

We face risks associated with our foreign sales and operations that could adversely affect our operating results

    Foreign sales approximated 50% of our consolidated net sales in the first quarter of 2002. In addition, we have or support manufacturing operations in Italy, Japan, Scotland and Singapore. Our foreign sales and foreign operations are subject to a variety of risks, including:

  •
  currency fluctuations, export duties, changes to import and export regulations, and restrictions on the transfer of funds,

  •
  political and economic instability,

  •
  problems with the transportation or delivery of our products,

  •
  issues arising from cultural or language differences and labor unrest,

  •
  longer payment cycles and greater difficulty in collecting accounts receivable, and

  •
  compliance with a variety of foreign laws.

    These factors may adversely affect our business, results of operations and financial condition.

Interruptions in our supply of raw materials could adversely affect our results of operations, cash flows and financial position

    Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials. However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. In addition, any transportation problems could delay our receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted our operations in the past, shortages may occur from time to time in the future. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is interrupted or our lead times extended, our results of operations could be adversely affected.

Products that do not meet specifications or that contain, or are rumored to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise adversely affect our results of operations

    Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses. If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in the following ways:

  •
  we may need to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

  •
  we may encounter adverse publicity, which could cause a decrease in sales of our products.

If our manufacturing process is interrupted, our results of operations and cash flows could be adversely affected

    We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or interrupt production and affect our ability to deliver products on time in a cost-effective manner. Additionally, if production at a fabrication facility is interrupted for any reason, we may be unable to meet our customers' requirements and they may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

If we are unable to successfully transition our operations to 300mm wafer manufacturing processes, the results of our operations and cash flows could be adversely affected

    We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at a slightly higher cost for each wafer, resulting in substantially reduced costs for each die. Several of our competitors are evaluating plans, or have begun, to shift part or all of their memory manufacturing operations to 300mm wafers in the near future. If these competitors are able to transition operations to 300mm wafers before us, we could be at a cost disadvantage. Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain funds from external sources. We may also experience disruptions in manufacturing operations and reduced yields during our initial transition to larger wafer sizes. If we are unable to successfully transition to 300mm wafer processing at the appropriate time, our results of operations and cash flows could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company's investments mature within one year. The carrying value of the Company's long-term debt was $490 million at November 29, 2001, and $531 million at August 30, 2001. The functional currency for substantially all of the Company's operations is the U.S. dollar. The Company held aggregate cash and other assets in foreign currency valued at approximately US $218 million as of November 29, 2001, and US $48 million as of August 30, 2001. The Company also held aggregate foreign currency liabilities valued at approximately US $413 million as of November 29, 2001, and US $453 million as of August 30, 2001 (including long-term debt denominated in Yen valued at approximately US $252 million as of November 29, 2001, and US $281 as of August 30, 2001). Foreign currency receivables and payables are comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Shearman Act; (2) a declaratory judgement (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction. On December 21, 2000, an appeals panel of the Court of Monza ordered that the seizure be revoked and held that the Monza court had no jurisdiction to adjudicate the matter. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. On August 10, 2001, Rambus initiated a preliminary proceeding against the Company and Assitec S.r.l. (an electronics retail store) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642. In August 2001, Rambus filed various papers seeking to add the German counterpart to European patent 1 022 642 to the pending Mannheim case. The Mannheim Court established a separate proceeding for the '642 patent. The Company is unable to predict the outcome of these suits.

Item 4. Submission of Matters to a Vote of Shareholders

    The registrant's 2001 Annual Meeting of Shareholders was held on November 27, 2001. At the meeting, the following items were submitted to a vote of the shareholders:

    (a) The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld
Steven R. Appleton	452,383,667	62,432,731
James W. Bagley	492,969,698	21,846,700
Robert A. Lothrop	511,355,734	3,460,664
Thomas T. Nicholson	511,443,364	3,373,034
Don J. Simplot	496,094,373	18,722,025
Gordon C. Smith	390,539,636	124,276,762
William P. Weber	511,516,387	3,300,011

    (b) The proposal by the Company to approve the 2001 Stock Option plan was approved with 406,263,272 votes in favor, 104,926,467 votes against, 3,626,659 abstentions and 0 broker non-votes.

    (c) The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending August 29, 2002, was approved with 497,431,174 votes in favor, 14,500,790 votes against, 2,884,434 abstentions and 0 broker non-votes.

    (d) The proposal by a shareholder regarding the nomination of candidates to the Company's Board of Director was denied with 10,069,694 votes in favor, 423,089,002 votes against, 5,352,567 abstentions and 76,305,135 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.10	2001 Stock Option Plan
(b)
The registrant did not file any reports on Form 8-K during the fiscal quarter ended November 29, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc. (Registrant)
Dated: January 14, 2002	/s/ WILBUR G. STOVER, JR. Wilbur G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.10	2001 Stock Option Plan

QuickLinks

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in millions except per share amounts) (Unaudited)
MICRON TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS (Amounts in millions except par value amounts) (Unaudited)
MICRON TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in millions) (Unaudited)
MICRON TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All tabular amounts in millions except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX