Form 10-Q
period 2002-02-28
MICRON TECHNOLOGY INC
filed 2002-04-11
CIK 723125

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number:  1-10658

Micron Technology, Inc.

State or other jurisdiction of incorporation or organization:  Delaware

Internal Revenue Service - Employer Identification No. 75-1618004

8000 S. Federal Way, P.O. Box 6, Boise, Idaho  83707-0006

(208) 368-4000

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

The number of outstanding shares of the registrant’s common stock as of April 8, 2002 was 601,534,594.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Six months ended
	February 28, 2002	March 1, 2001	February 28, 2002	March 1, 2001

Net sales	$645.9	$1,065.7	$1,069.8	$2,637.3
Cost of goods sold	502.9	865.4	1,139.4	1,674.5
Gross margin	143.0	200.3	(69.6)	962.8

Selling, general and administrative	79.3	109.0	159.2	215.4
Research and development	135.9	130.9	290.4	269.9
Other operating (income) expense	(13.2)	1.4	(8.2)	(1.8)
Operating income (loss)	(59.0)	(41.0)	(511.0)	479.3

Interest income	14.6	39.8	32.1	84.0
Interest expense	(4.0)	(0.2)	(6.7)	(8.2)
Other non-operating income (expense)	(2.3)	0.1	(8.2)	5.2
Income (loss) before income taxes and minority interest	(50.7)	(1.3)	(493.8)	560.3

Income tax (provision) benefit	20.3	1.3	197.5	(194.7)
Minority interest in net income	—	(4.1)	—	(10.2)
Income (loss) from continuing operations	(30.4)	(4.1)	(296.3)	355.4

Loss on discontinued PC Operations, net of taxes and minority interest:
Loss from operations of PC business	—	(28.8)	—	(36.1)
Loss on disposal of PC Operations	—	(55.4)	—	(55.4)
Net loss from discontinued PC Operations	—	(84.2)	—	(91.5)
Net income (loss)	$(30.4)	$(88.3)	$(296.3)	$263.9

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.49)	$0.60
Discontinued operations	—	(0.14)	—	(0.15)
Net income (loss)	(0.05)	(0.15)	(0.49)	0.45

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.49)	$0.59
Discontinued operations	—	(0.14)	—	(0.15)
Net income (loss)	(0.05)	(0.15)	(0.49)	0.44

Number of shares used in per share calculations:
Basic	600.5	593.8	599.8	587.9
Diluted	600.5	593.8	599.8	609.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets

(Dollar amounts in millions except par value amounts)

(Unaudited)

As of	February 28, 2002	August 30, 2001

Assets
Cash and equivalents	$677.9	$469.1
Liquid investments	803.0	1,209.2
Receivables	462.6	791.6
Inventories	547.6	491.1
Prepaid expenses	33.6	17.3
Deferred income taxes	480.6	159.4
Total current assets	3,005.3	3,137.7
Intangible assets, net	317.0	307.6
Property, plant and equipment, net	4,429.7	4,704.1
Deferred income taxes	115.2	—
Other assets	329.2	213.8
Total assets	$8,196.4	$8,363.2

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$390.6	$512.9
Deferred income	31.1	26.4
Equipment purchase contracts	66.3	61.5
Current portion of long-term debt	80.5	86.2
Total current liabilities	568.5	687.0
Long-term debt	380.9	445.0
Deferred income taxes	275.6	19.0
Other liabilities	74.6	77.4
Total liabilities	1,299.6	1,228.4

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 601.1 million and 598.4 million shares, respectively	60.1	59.8
Additional capital	4,208.0	4,153.7
Retained earnings	2,628.3	2,924.6
Accumulated other comprehensive income (loss), net of tax	0.4	(3.3)
Total shareholders’ equity	6,896.8	7,134.8
Total liabilities and shareholders’ equity	$8,196.4	$8,363.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(Amounts in millions)

(Unaudited)

	Six months ended
	February 28, 2002	March 1, 2001

Cash flows from operating activities
Net income (loss)	$(296.3)	$263.9
Loss from discontinued PC Operations, net	—	91.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	588.5	540.4
Provision to write down inventories to estimated market values	176.6	—
Loss (gain) from write-down or disposition of equipment	17.1	(12.9)
Loss (gain) from write-down or disposition of investments	9.6	(0.1)
Additional capital tax effect of stock plans	8.2	23.5
Change in operating assets and liabilities:
Decrease in receivables	330.5	833.3
Increase in inventories	(232.2)	(452.5)
Decrease in accounts payable and accrued expenses	(62.4)	(480.0)
Deferred income taxes	(198.7)	(15.8)
Other	(24.9)	(145.3)
Net cash provided by operating activities	316.0	646.0

Cash flows from investing activities
Expenditures for property, plant and equipment	(323.0)	(894.3)
Purchase of available-for-sale securities	(1,110.6)	(1,475.3)
Purchase of held-to-maturity securities	—	(75.1)
Proceeds from maturities of available-for-sale securities	1,099.3	1,655.6
Proceeds from sales of available-for-sale securities	322.7	49.7
Proceeds from maturities of held-to-maturity securities	—	132.0
Proceeds from sales of property, plant and equipment	0.9	19.6
Other	(54.2)	(91.1)
Net cash used for investing activities	(64.9)	(678.9)

Cash flows from financing activities
Proceeds from issuance of common stock	43.4	60.0
Payments on equipment purchase contracts	(40.0)	(105.1)
Repayments of debt	(45.7)	(24.7)
Other	—	0.9
Net cash used for financing activities	(42.3)	(68.9)

Net increase (decrease) in cash and equivalents	208.8	(101.8)
Cash and equivalents at beginning of period	469.1	701.7
Cash and equivalents at end of period	$677.9	$599.9

Supplemental disclosures
Income taxes refunded (paid), net	$538.6	$(420.7)
Interest paid, net of amounts capitalized	(4.6)	(30.6)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	47.0	104.0
Conversion of notes to equity	—	684.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

        Basis of presentation:  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) principally design, develop, manufacture and market semiconductor memory products.  All significant intercompany accounts and transactions have been eliminated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second quarter of fiscal 2002 and 2001 ended on February 28, 2002 and March 1, 2001, respectively.  The Company’s fiscal 2001 ended on August 30, 2001.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

        On August 6, 2001, Micron Electronics, Inc. (“MEI”) acquired Interland, Inc., in a stock-for-stock acquisition (the “Interland Merger”).  Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. (“Interland”), and the Company’s ownership interest was reduced from 61% to 43% of MEI’s outstanding common stock.  On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the “Foundation”).  MEI’s 2001 financial results are included in the Company’s consolidated financial statements for eleven months through the date of the Interland Merger.

        Restatements and reclassifications:  As a result of MEI’s disposal of its PC operations in 2001, the Company’s previously reported consolidated financial statements for 2001 have been restated to present the discontinued PC Operations separate from continuing operations.  (See “Discontinued PC Operations” note.)  Certain other reclassifications have been made, none of which affected the results of operations, to present the financial statements on a consistent basis.

        Recently issued accounting standards:  In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  The adoption of SFAS No. 144 is effective for the Company in fiscal 2003.  The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s future results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The adoption of SFAS No. 143 is effective for the Company in fiscal 2003.  The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses financial accounting and reporting for business combinations.  It requires all business combinations to be accounted for by the purchase method and modifies the criteria for recognition of certain intangible assets separate and apart from goodwill.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment.  The Company adopted both SFAS No. 141 and SFAS No. 142 in the first quarter of 2002.  The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company’s results of operations or financial position.

Supplemental Balance Sheet Information

Receivables	February 28, 2002	August 30, 2001

Trade receivables	$390.4	$154.9
Income taxes	26.0	560.2
Joint venture	19.0	25.3
Taxes other than income	17.5	34.9
Interest	6.1	10.9
Other	8.3	9.2
Allowance for doubtful accounts	(4.7)	(3.8)
	$462.6	$791.6

Inventories

Finished goods	$231.0	$248.0
Work in process	220.0	139.3
Raw materials and supplies	103.2	108.2
Allowance for obsolescence	(6.6)	(4.4)
	$547.6	$491.1

        In the second quarter of 2002, the Company recognized a write-down of $3.8 million to record work in process and finished goods inventories of non-volatile (Flash) memory products at their estimated market values.  In the first quarter of fiscal 2002, the Company recognized a write-down of $172.8 million to record work in process and finished goods inventories of volatile (DRAM and SRAM) and non-volatile memory products at their estimated  market values.

        In the fourth and third quarters of 2001, the Company recognized write-downs of $465.8 million and $261.1 million, respectively, to record work in process and finished goods inventories of volatile and non-volatile memory products at their estimated market values.

Property, Plant and Equipment

Land	$94.7	$94.7
Buildings	1,968.6	1,815.1
Equipment	5,591.4	5,721.3
Construction in progress	303.4	402.3
Software	179.6	165.5
	8,137.7	8,198.9
Accumulated depreciation	(3,708.0)	(3,494.8)
	$4,429.7	$4,704.1

        As of February 28, 2002, construction in progress included costs of $202.9 million related to facilities in Lehi, Utah, which are not ready for their intended use and are not being depreciated.  Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity expansion opportunities.

        Depreciation expense was $278.5 million and $563.3 million in the second quarter and first six months of 2002, respectively, and $255.4 million and $505.9 million in the second quarter and first six months of 2001, respectively.

Accounts Payable and Accrued Expenses	February 28, 2002	August 30, 2001

Accounts payable	$203.3	$307.8
Salaries, wages and benefits	84.3	98.3
Taxes other than income	36.8	34.7
Interest	6.7	8.2
Income taxes	5.2	11.1
Other	54.3	52.8
	$390.6	$512.9

Debt

Notes payable in periodic installments through July 2015, weighted average interest rate of 2.6% and 2.7%, respectively	$248.4	$305.6
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $25.2 million and $28.1 million, respectively	184.8	181.9
Capital lease obligations payable in monthly installments through December 2005, weighted average interest rate of 2.4% and 3.0%, respectively	28.2	43.7
	461.4	531.2
Less current portion	(80.5)	(86.2)
	$380.9	$445.0

        The Company has pledged $50.0 million, which is included in other noncurrent assets in the accompanying consolidated balance sheet, as cash collateral for a fully drawn revolving line of credit for TECH Semiconductor Singapore Pte. Ltd.  (See “Joint Venture” note.)

        As of February 28, 2002, notes payable and capital lease obligations of $204.9 million and $23.8 million, respectively, were denominated in Japanese Yen.

Goodwill and Intangible Assets

        During the first six months of 2002, the Company expended $31.5 million for product and process technology rights and $3.8 million for other intangible assets with weighted average useful lives of nine and two years, respectively.  No significant residual value is estimated for these intangibles.  During the first quarter of 2002, the Company recorded goodwill of $12.3 million and, as of February 28, 2002, goodwill was $15.5 million.

        The pro forma effect of adopting SFAS No. 142 on the Company’s historical financial results did not vary significantly from the actual results.

        Amortization expense for intangible assets was $11.5 million and $22.5 million in the second quarter and first six months of 2002, respectively, and $12.9 million and $26.8 million in the second quarter and first six months of 2001, respectively.  Annual amortization expense for intangible assets held as of February 28, 2002 is estimated to be $44.6 million for 2002, $44.9 million in 2003, $42.1 million in 2004, $40.0 million in 2005, and $38.3 million in 2006.  Intangible assets consisted of the following:

	February 28, 2002		August 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Product and process technology	$302.9	$(77.7)	$271.8	$(62.2)
Joint venture supply arrangement	115.5	(30.8)	115.5	(22.3)
Other	9.4	(2.3)	5.6	(0.8)
	$427.8	$(110.8)	$392.9	$(85.3)
Commitments and Contingencies

        From time to time, others have asserted, and may in the future assert, that the Company’s products or its processes infringe their product or process technology rights.  In this regard, the Company is currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain patents of Rambus and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company is unable to predict the outcome of these suits.  A determination that the Company’s manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

        The Company has accrued a liability and charged operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date.  The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company’s financial position or results of operations.

Other Operating Income and Expense

        Other operating income for the second quarter and first six months of 2002 includes net unrealized foreign currency gains of $11.4 million and $16.9 million, respectively, related primarily to the Company’s Yen-denominated debt.  These gains are partially offset by losses, net of gains, for the second quarter and first six months of 2002 of $5.6 million and $16.5 million, respectively, on write-downs and disposals of semiconductor equipment.

Income Taxes

        The Company’s effective tax rate was 40% and 35% for the first six months of 2002 and 2001, respectively.  The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates.  The Company’s future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

Discontinued PC Operations

        On May 31, 2001, MEI completed the disposition of its PC business to Gores Technology Group (“GTG”).  In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations.  Summary operating results of the discontinued PC Operations follow:

	Quarter ended	Six months ended
	March 1, 2001	March 1, 2001

Net sales	$194.5	$455.2

Loss from operations of PC business	$(45.3)	$(64.1)
Minority interest	12.6	18.0
Income tax benefit	3.9	10.0
Loss from operations of PC business, net	(28.8)	(36.1)

Loss from disposal of PC Operations	(109.6)	(109.6)
Estimated losses during phase-out period	(43.3)	(43.3)
Minority interest	58.2	58.2
Income tax benefit	39.3	39.3
Loss from disposal of PC Operations, net	(55.4)	(55.4)

Loss from discontinued PC Operations, net	$(84.2)	$(91.5)

Earnings (Loss) Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of outstanding convertible debentures using the “if-converted” method and outstanding stock options and warrants using the “treasury stock” method.  The potential common shares that were antidilutive for the second quarter and first six months of 2002 amounted to 109.3 million shares and 107.1 million shares, respectively, and for the second quarter and first six months of 2001 amounted to 64.7 million shares and 3.8 million shares, respectively.

	Quarter ended		Six months ended
	February 28,	March 1,	February 28,	March 1,
	2002	2001	2002	2001

Income (loss) from continuing operations available to common shareholders	$(30.4)	$(4.1)	$(296.3)	$355.4
Adjustment for effects of assumed conversions	—	—	—	3.0
Income (loss) from continuing operations available to common shareholders, adjusted	(30.4)	(4.1)	(296.3)	358.4
Loss from discontinued PC Operations, net of taxes and minority interest	—	(84.2)	—	(91.5)
Net income (loss), adjusted	$(30.4)	$(88.3)	$(296.3)	$266.9

Weighted average common shares outstanding	600.5	593.8	599.8	587.9
Adjustment for effects of assumed exercises and conversions	—	—	—	21.2
Weighted average common shares and share equivalents outstanding	600.5	593.8	599.8	609.1

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.49)	$0.60
Discontinued operations	—	(0.14)	—	(0.15)
Net income (loss)	(0.05)	(0.15)	(0.49)	0.45

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$(0.01)	$(0.49)	$0.59
Discontinued operations	—	(0.14)	—	(0.15)
Net income (loss)	(0.05)	(0.15)	(0.49)	0.44

Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, are as follows:

	Quarter ended		Six months ended
	February 28,	March 1,	February 28,	March 1,
	2002	2001	2002	2001

Net income (loss)	$(30.4)	$(88.3)	$(296.3)	$263.9
Other comprehensive income
Unrealized gains (losses) on securities:
Unrealized gains (losses) on investments	(1.8)	(0.3)	0.1	(0.1)
Reclassification adjustment for losses included in net loss	—	—	3.6	—
Comprehensive income (loss)	$(32.2)	$(88.6)	$(292.6)	$263.8

Acquisitions

KMT Semiconductor Limited

        Through April 30, 2001, the Company participated in KMT Semiconductor Limited (“KMT”), a joint venture between the Company and Kobe Steel, Ltd. (“KSL”) and purchased all of KMT’s production at prices generally based on a discount from the Company’s average selling prices.  The Company was also party to various agreements with KMT whereby the Company provided assembly and test services, and technology, engineering, and training support to KMT.  The net cost of products purchased from KMT amounted to $115.4 million and $257.6 million for the second quarter and first six months of 2001, respectively.

        On April 30, 2001, the Company acquired KSL’s 75% interest in KMT in a transaction (the “KMT Acquisition”) that resulted in KMT becoming a wholly-owned subsidiary of the Company.  The KMT Acquisition was accounted for as a business combination using the purchase method of accounting.  The purchase price of $31.3 million, which includes $25.0 million cash paid to KSL for land and KSL’s equity interest in KMT, is net of $37.7 million cash acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair values.  In connection with the KMT Acquisition, the Company recorded total assets of $408.1 million, net of cash acquired, including deferred income taxes of $204.6 million and property, plant and equipment of $103.6 million, and total liabilities of $376.8 million, including debt and capital lease obligations totaling $296.4 million.  The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition.

        The following unaudited pro forma information presents the consolidated results of operations of the Company for the second quarter and first six months of 2001 as if the KMT Acquisition had taken place at the beginning of 2001.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Quarter ended	Six months ended
	March 1, 2001	March 1, 2001

Net sales from continuing operations	$1,065.7	$2,637.3
Income from continuing operations, net of taxes and minority interest	32.5	445.5
Income per share from continuing operations — diluted	0.05	0.74

Toshiba Corporation

        On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba Corporation (“Toshiba”) to acquire substantially all of the assets of Toshiba’s DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia.  The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company’s common stock.  The Company expects the transaction to close in the second quarter of calendar 2002.  The proposed transaction is subject to the negotiation and execution of definitive documentation, satisfactory completion of due diligence by the Company and regulatory approvals.

Joint Venture

        TECH Semiconductor Singapore Pte. Ltd. (“TECH”), which operates in Singapore, is a memory manufacturing joint venture among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $53.4 million and $79.0 million for the second quarter and first six months of 2002, respectively, and $263.4 million and $584.2 million for the second quarter and first six months of 2001, respectively.  In 2000, as part of an equity capital infusion by the majority of TECH’s shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement.  The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders’ agreement.  Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.5 million and $5.1 million for the second quarter and first six months of 2002, respectively, and $2.7 million and $5.3 million for the second quarter and first six months of 2001, respectively.  Receivables from TECH were $19.0 million and payables were $11.8 million as of February 28, 2002.  Receivables from TECH were $25.3 million and payables were $40.6 million as of August 30, 2001.

Segment Information

        The Company’s reportable segments have been determined based on the nature of its operations and products offered to customers.  Through fiscal 2001, the Company’s two reportable segments were Semiconductor Operations and Web-hosting Operations.  As a result of the Interland Merger on August 6, 2001, the Company’s only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.  The Web-hosting Operations segment provided web-hosting and other internet products and services.

        Segment operating results are measured based on operating income (loss).  De minimis amounts of intersegment eliminations of sales and operating income have been included with Other.

	Quarter ended	Six months ended
	March 1, 2001	March 1, 2001

Net sales
Semiconductor Operations:
External	$1,045.9	$2,591.8
Sales to discontinued PC Operations	5.3	17.4
Total Semiconductor Operations	1,051.2	2,609.2
Web-hosting Operations	14.5	28.0
Other	—	0.1
Consolidated net sales	$1,065.7	$2,637.3

Operating income (loss)
Semiconductor Operations	$(24.4)	$514.0
Web-hosting Operations	(16.8)	(35.1)
Other	0.2	0.4
Consolidated operating income (loss)	$(41.0)	$479.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) principally design, develop, manufacture and market semiconductor memory products.

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Recent Events” and “Liquidity and Capital Resources” regarding the pending transaction with Toshiba and capital spending in 2002, “Net Sales” regarding the Company’s expectation of increased production in the third and fourth quarters of 2002 and “Gross Margin” regarding the estimated amount of write-down remaining in inventory at the end of the third quarter of 2002 and the near-term adverse impact expected from the pending transaction with Toshiba.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“US GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and on various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Management believes the critical accounting policies below are the most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments.

Deferred taxes:  The Company evaluates the realizability of its deferred tax assets on an ongoing basis.  In determining the amount of its recorded deferred tax assets, the Company considers estimated future taxable income and the feasibility of its tax planning strategies.  If the Company determines that it is unlikely to realize certain of its deferred tax assets, the Company would record a charge to results of operations.  If the Company determines that it is likely to realize additional amounts of deferred tax assets, an adjustment would be recorded as a benefit to income.

        Inventories:  Inventories are stated at the lower of average cost or market value.  Determining market value requires the Company to project unit volumes and prices for future periods in which it expects inventory to be sold.  As a result of these analyses, the Company may record a charge to cost of goods sold in advance of when the inventory is actually sold to reflect market values that are below the Company’s costs.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes.

        US GAAP provides for inventory to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The majority of the Company’s inventory has been categorized as volatile (DRAM and SRAM) or non-volatile (Flash).  The major characteristics the Company considers in determining inventory categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology are capitalized.  The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patent issuance rates.  Capitalized product and process technology costs are amortized using the straight-line method over the shorter of (i) the estimated useful life of the technology (the determination of which is highly subjective) or (ii) the patent term or technology agreement, ranging up to 10 years.

        From time to time, others have asserted, and may in the future assert, that the Company’s products or its processes infringe their product or process technology rights.  The Company accrues a liability and charges operations for the estimated costs of settlement or adjudication of asserted and unasserted claims for alleged infringement prior to the balance sheet date.  However, it is difficult to predict the actual costs of settlement or adjudication.

Property, plant and equipment:  The Company reviews the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and/or eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the indicated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which are highly subjective, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company’s products and future sales volumes.

Research and development:  Product development costs are recorded as research and development expense.  Development for a product is deemed complete once it has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  Subsequent to product qualification, product costs are valued in inventory and charged to cost of goods sold.

Recent Events

        On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba Corporation (“Toshiba”) to acquire substantially all of the assets of Toshiba’s DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia.  The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company’s common stock.  The Company expects the transaction to close in the second quarter of calendar 2002.  The proposed transaction is subject to the negotiation and execution of definitive documentation, satisfactory completion of due diligence by the Company and regulatory approvals.

Results of Operations

	Second Quarter				Six Months
	2002		2001		2002		2001
	(Amounts in millions except per share data)

Net sales:
Semiconductor Operations	$645.9	100.0%	$1,051.2	98.6%	$1,069.8	100.0%	$2,609.2	98.9%
Web-hosting Operations	—	—	14.5	1.4%	—	—	28.0	1.1%
Other	—	—	—	—	—	—	0.1	—
Consolidated net sales	$645.9	100.0%	$1,065.7	100.0%	$1,069.8	100.0%	$2,637.3	100.0%

Operating income (loss) from continuing operations:
Semiconductor Operations	$(59.0)		$(24.4)		$(511.0)		$514.0
Web-hosting Operations	—		(16.8)		—		(35.1)
Other	—		0.2		—		0.4
Consolidated operating income (loss)	$(59.0)		$(41.0)		$(511.0)		$479.3

Income (loss) from continuing operations	$(30.4)		$(4.1)		$(296.3)		$355.4
Net loss from discontinued PC Operations	—		(84.2)		—		(91.5)
Net income (loss)	$(30.4)		$(88.3)		$(296.3)		$263.9

Earnings (loss) per share from continuing operations	$(0.05)		$(0.01)		$(0.49)		$0.59
Net income (loss) per share	$(0.05)		$(0.15)		$(0.49)		$0.44

        For the first quarter of 2002, the net loss was $266 million, or $0.44 per share, on consolidated net sales of $424 million.

        In the third quarter of 2001, the Company completed the divestiture of its PC business.  The Company’s consolidated financial information presents the net effect of discontinued PC Operations separate from the results of the Company’s continuing operations.  Historical financial information of the Company has been restated to present consistently the discontinued PC Operations.  In the fourth quarter of 2001, the Company contributed its interest in its Interland Web-hosting Operations to the Micron Technology Foundation.  (See “Notes to Consolidated Financial Statements — Unaudited Interim Financial Statements — Basis of Presentation” and “Discontinued PC Operations.”)

        On April 30, 2001, the Company acquired Kobe Steel, Ltd.’s (“KSL”) 75% interest in KMT Semiconductor Limited (“KMT”) and KMT became a wholly-owned subsidiary of the Company.  (See “Notes to Consolidated Financial Statements — Acquisitions — KMT Semiconductor Limited.”)

         Net Sales

        Net sales for the second quarter and first six months of 2002 decreased by 39% and 59%, respectively, as compared to the second quarter and first six months of 2001, primarily due to declines in average selling prices for the Company’s semiconductor memory products of 58% and 78%, respectively.  Total megabits of semiconductor memory sold increased by approximately 55% and 88% for the second quarter and first six months of 2002, respectively, as compared to the second quarter and first six months of 2001.  The Company achieved higher megabit sales for these comparative periods through reductions in inventories and increases in production resulting from ongoing transitions to smaller die size versions of existing memory products (“shrink versions”) and shifts to higher density products, partially offset by decreases in total wafer outs.

        Net sales for the second quarter of 2002 increased by 52% as compared to the first quarter of 2002 as the result of an approximate 70% increase in average selling prices for the Company’s semiconductor memory products, partially offset by an approximate 10% decrease in megabits sold.  In the second quarter of 2002 sales were limited by lower levels of production and by the low level of finished goods inventory available, which at quarter end had reached minimum levels necessary to support sales to the Company’s key customers.  Megabit production in the second quarter of 2002 was approximately 30% lower than the first quarter of 2002 as a result of adjustments to the Company’s manufacturing cycle times and the effects of scheduled maintenance and modified production schedules during the holiday season.  The Company expects annual megabit production for fiscal 2002 to increase by approximately 30% as compared to fiscal 2001.

        The Company’s primary memory product in the second quarter and first six months of 2002 was the 128 Meg SDRAM, which constituted approximately 45% and 48%, respectively, of net sales.

         Gross Margin

	Second Quarter			Six Months
	2002	% Change	2001	2002	% Change	2001

Gross margin as a % of net sales	$143.0	(28.6)%	$200.3	$(69.6)	(107.2)%	$962.8
	22.1%		18.8%	(6.5)%		36.5%

        The lower gross margin for the second quarter and first six months of 2002 as compared to the corresponding periods of 2001 was primarily due to the decreases in average selling prices per megabit of memory.  The Company’s gross margin for the first quarter of 2002 was negative $213 million.  The improved gross margin for the second quarter of 2002 as compared to the first quarter of 2002 was primarily due to the approximate 70% increase in average selling prices per megabit of memory and the effects of inventory write-downs.

        In recent quarters, the Company has recorded charges to cost of goods sold to write down the carrying value of inventories to market value.  The Company’s gross margin in the second quarter of 2002 includes a write-down of $4 million to record inventories of non-volatile (Flash) memory products at their market values.  In the first quarter of 2002, the Company recognized a write-down of $173 million to record inventories of volatile (DRAM and SRAM) and non-volatile memory products at their estimated market values.  The Company incurred similar write-downs of $466 million and $261 million in the fourth and third quarters of 2001, respectively.  Absent inventory write-downs, gross margin would have been negative 18% and negative 83% for the second and first quarters of 2002, respectively, and negative 44% for the first six months of 2002.  The Company did not incur any inventory write-downs in the first six months of 2001.

        Of the cumulative inventory write-downs recognized in the last four quarters, the Company estimates that approximately $160 million remains in inventory as of February 28, 2002.  The Company estimates that approximately one half of this amount will remain in inventory at the end of the third quarter of 2002.

        In recent quarters, average selling prices for the Company’s memory products have been below manufacturing costs, and accordingly the Company’s results of operations, cash flows and financial condition have been adversely affected.  To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, the Company would recognize a charge against operations to write down the carrying value of inventory to the estimated market value.

        Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture wafer fabrication facility, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  TECH supplied in excess of 20% of the total megabits of memory produced by the Company in the first six months of 2002 and 2001.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned facilities.  The Company realized higher gross margins on sales of TECH products than for products manufactured by its wholly-owned facilities in the first and second quarters of 2002 and lower gross margins on sales of TECH products for the first and second quarters of 2001.  The Company performs assembly and test services on products manufactured by TECH.  The Company also provides certain technology, engineering, and training support to TECH.  All transactions with TECH are recognized as part of the net cost of products purchased from TECH.

        Upon acquisition of the Dominion assets, the Company estimates its wafer output will increase by approximately five to ten percent.  The Company expects to transition its product and process technology into the Dominion facility over the next six to twelve months.  Until the Company is able to complete the transition of its product and process technology into the acquired Dominion facility, the Company expects that the per unit costs associated with products manufactured at Dominion will exceed the per unit costs of products manufactured at the Company’s other facilities, resulting in a near-term adverse impact on the Company’s gross margin percentage.

         Selling, General and Administrative

	Second Quarter			Six Months
	2002	% Change	2001	2002	% Change	2001
Selling, general and administrative as a % of net sales	$79.3	(27.2)%	$109.0	$159.2	(26.1)%	$215.4
	12.3%		10.2%	14.9%		8.2%

        Selling, general and administrative expenses (“SG&A”) decreased in the second quarter and first six months of 2002 as compared to the comparative periods of 2001 primarily because previously consolidated Web-hosting Operations, which accounted for 16% of total SG&A in the second quarter and first six months of 2001, were disposed of in August 2001.  In addition, technical and professional fees associated with the Company’s business software and legal costs associated with product and process technology rights litigation were lower in the second quarter and first six months of 2002 as compared to the corresponding periods of 2001.  SG&A was $80 million for the first quarter of 2002.

         Research and Development

	Second Quarter			Six Months
	2002	% Change	2001	2002	% Change	2001
Research and development as a % of net sales	$135.9	3.8%	$130.9	$290.4	7.6%	$269.9
	21.0%		12.3%	27.1%		10.2%

        Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs.  Product development costs are recorded as research and development expense.  Development for a product is deemed complete once it has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  Research and development expense was $155 million for the first quarter of 2002.  The decrease in research and development expenses in the second quarter of 2002 as compared to the first quarter of 2002 reflects a lower number of development wafers processed for next generation DDR products and 256 Meg products, as many of these products have now been qualified for production.

        Process technology research and development efforts are focused on .13µ and .11µ line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology.  Currently these designs include further shrink versions of the Company’s 256 Meg and 128 Meg SDRAMs.  Efforts towards the design and development of new products are concentrated on the Company’s 512 Meg SDRAM, DDR SDRAM, Flash and SRAM memory products.  Other research and development efforts are devoted to the design and development of embedded memory and advanced DRAM technology products.

         Other Operating Income and Expense

        Other operating income for the second quarter and first six months of 2002 includes net unrealized foreign currency gains of $11 million and $17 million, respectively, related primarily to the Company’s Yen-denominated debt.  These gains are partially offset by losses, net of gains, for the second quarter and first six months of 2002 of $6 million and $17 million, respectively, on write-downs and disposals of semiconductor equipment.

         Income Taxes

        The effective tax rates for the first six months of 2002 and 2001 were 40% and 35%, respectively.  The Company’s effective tax rate primarily reflects the statutory corporate income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates.  The Company’s future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

         Recently Issued Accounting Standards

        In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of.  The adoption of SFAS No. 144 is effective for the Company in fiscal 2003.  The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company’s future results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The adoption of SFAS No. 143 is effective for the Company in fiscal 2003.  The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses financial accounting and reporting for business combinations.  It requires all business combinations to be accounted for by the purchase method and modifies the criteria for recognition of certain intangible assets separate and apart from goodwill.  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are periodically tested for impairment.  The Company adopted both SFAS No. 141 and SFAS No. 142 in the first quarter of 2002.  The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company’s results of operations or financial position.

Liquidity and Capital Resources

         As of February 28, 2002, the Company had cash and liquid investments totaling $1,481 million, representing a decrease of $197 million from August 30, 2001.  In addition, the Company had marketable investment securities totaling $201 million as of February 28, 2002 and $100 million as of August 30, 2001, which are included in other noncurrent assets in the Company’s consolidated balance sheet.  The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products.  The Company’s principal source of liquidity during the first six months of 2002 was net cash flow from operations of $316 million which includes income tax refunds of $547 million received by the Company in the first quarter of 2002.  During the first six months of 2002, the Company spent $323 million for property, plant and equipment.

        The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  This investment may also be accomplished through business acquisitions or other transactions.  The Company has historically utilized external sources of financing to fund a portion of operations and has a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion.  The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement or by increasing the size of the existing shelf registration statement.  The Company expects capital spending to approximate $1 billion in 2002.  As of February 28, 2002, the Company had commitments extending into 2003 of approximately $480 million for equipment purchases and software infrastructure, and approximately $65 million for the construction of facilities.

        On December 18, 2001, the Company entered into a memorandum of understanding with Toshiba to acquire substantially all of the assets of Toshiba’s DRAM business as currently conducted by Dominion Semiconductor L.L.C. (“Dominion”), a wholly-owned subsidiary of Toshiba located in Virginia.  The purchase price of the assets is expected to consist of $250 million in cash and 1.5 million shares of the Company’s common stock.  The Company expects the transaction to close in the second quarter of calendar 2002.  The proposed transaction is subject the negotiation and execution of definitive documentation, satisfactory completion of due diligence by the Company and regulatory approvals.  The transition of the Dominion facility to the Company’s process technology would require the expenditure of several hundred million dollars over the next several years.  The Company does not expect capital expenditures to increase significantly in 2002 as a result of the acquisition of the Dominion facility.

        The Company has pledged $50 million, which is included in other noncurrent assets in the Company’s consolidated  balance sheet, as cash collateral for TECH’s fully-drawn revolving line of credit.

Certain Factors

        In addition to the factors discussed elsewhere in this Form 10-Q and in the Company’s Form 10-K for the fiscal year ended August 30, 2001, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our memory products do not exceed costs, we would expect to incur losses

        Although average selling prices for our memory products were higher in the second quarter of 2002 than in the first quarter of 2002, prices in the second quarter and first six months of 2002 decreased 58% and 78%, respectively, compared to the second quarter and first six months of 2001.  In four of the last five fiscal years we experienced the following decreases in average selling prices:  60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  We are unable to predict pricing conditions for any future period.

        In recent quarters, average selling prices for our memory products have been below our manufacturing costs, and accordingly our results of operations, cash flows and financial condition have been adversely affected.  If average selling prices are below costs in future periods, we would expect to incur losses on product sales.  To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we would recognize a charge against operations to write down the carrying value of inventory to market value.

If average selling prices of memory products do not improve, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments

        Our cash flows from operations depend primarily on average selling prices and per megabit manufacturing costs.  In recent quarters average selling prices have been below our manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must invest significant capital in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  If average selling prices do not improve, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

We are dependent on the personal computer (“PC”) market as most of the memory products we sell are used in PCs or peripherals.  If the growth rate of either PCs sold or the amount of memory included in each PC decreases, sales of our memory products could decrease

        We have historically sold most of our memory products to PC or peripheral markets.  DRAMs are the most widely used semiconductor memory components in PCs.  In recent quarters, the growth rate of PCs sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of memory included in each PC, sales of our memory products could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

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

We are currently engaged in discussions with other parties relating to possible acquisitions or other transactions

        From time to time we engage in discussions with other parties relating to possible acquisitions or other transactions.  In this regard, we recently entered into a memorandum of understanding with Toshiba to acquire substantially all the assets of Toshiba’s DRAM business as currently conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia.  The proposed transaction with Toshiba is subject to the negotiation and execution of definitive documentation, satisfactory completion of due diligence by the Company and regulatory approvals.  In addition, there can be no assurance that we will successfully integrate these operations.  If acquired, the success of these operations is dependent on the Company’s ability to operate them in a cost-effective manner.  There can be no assurance that the Company will be successful in achieving the same level of manufacturing efficiencies in the Virginia facilities as has been achieved in its other facilities.

We expect to make future acquisitions where advisable, which involve numerous risks

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

•                  increasing our exposure to changes in average selling prices for semiconductor memory products,

•                  difficulties in integrating the operations, technologies, and products of the acquired companies,

•                  increasing capital expenditures to upgrade and maintain facilities,

•                  increasing debt to finance any acquisition,

•                  diverting management’s attention from normal daily operation,

•                  managing larger operations and facilities and employees in separate geographic areas, and

•                  hiring and retaining key employees.

        Mergers and acquisitions of high-technology companies are inherently risky, and future acquisitions may not be successful and may materially adversely affect our results of operations, cash flows or financial condition.

If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected

        We supply several major PC customers with more than 30% of their memory requirements.  Aggregate sales to three of our PC customers approximated 30% of our net sales in the second quarter of 2002.  If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for DRAM

        We and our competitors constantly seek to improve yields, reduce die size and use fewer manufacturing steps. These improvements increase worldwide supply of DRAM.  In addition, we and several of our competitors are evaluating plans to manufacture, or have begun to manufacture, semiconductors in facilities that process 300-millimeter (“300mm”) wafers.  300mm wafers have approximately 130% greater usable surface area than 200mm wafers, the current industry standard.  The widespread use of 300mm wafers in the industry, which is expected to occur within the next two to five years, could lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition.

Current economic and political conditions may harm our business

        Global economic conditions and the effects of terrorist actions or military actions may cause significant disruptions to worldwide commerce.  If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our results of operations, cash flows and financial condition could be adversely affected.  In addition, our ability to raise capital for capital expenditures, research and development and ongoing operations is dependent upon ready access to capital markets.  During times of adverse global economic and political conditions, accessibility to capital markets could decrease.  If we are unable to access the capital markets over an extended period of time, we may be unable to invest in capital expenditures, fully carry out our research and development efforts and fund operations, which could materially adversely affect our results of operations, cash flows and financial condition.

If our TECH joint venture experiences financial difficulty, or if our supply of memory products from TECH is disrupted, our results of operations, cash flows and financial condition could be adversely affected

        TECH supplied in excess of 20% of our total megabits of memory produced in the first six months of 2002.  We have agreements to purchase all of the production from TECH subject to specific terms and conditions.  Any reduction in supply could adversely affect our results of operations, cash flows and financial condition.  TECH has historically been required to seek additional external financing to fund its ongoing operations and transition to next generation technologies.  We have pledged $50 million as cash collateral for TECH’s fully-drawn line of credit.  As of February 28, 2002, the Company had remaining unamortized costs of $85 million included in noncurrent assets relating to the supply arrangement to purchase product from TECH.  We may be required to write off part or all of these capitalized costs in the event supply from TECH is reduced.

We may not be able to maintain or reduce per megabit manufacturing costs at the same rate as we have in the past

        In recent years, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may not be able to maintain our per megabit manufacturing costs or reduce costs at historical rates.  Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by the following:

•                  our ability to successfully implement product and process technology upgrades,

•                  our manufacturing yields may decrease as we implement more complex technologies, or

•                  our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our results of operations, cash flows and financial condition

        From time to time, others have asserted, and may in the future assert, that our products or processes infringe their product or process technology rights.  In this regard, we are currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  Lawsuits between Rambus and us are pending in the United States, Germany, France, the United Kingdom and Italy.  On August 28, 2000, we filed a declaratory judgment action against Rambus in the U.S. District Court for the District of Delaware. On February 1, 2001, we amended our complaint.  Pursuant to our complaint, we are seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment that (a) certain Rambus patents are not infringed, are invalid and/or are unenforceable, (b) we have an implied license to Rambus’ patents, and (c) Rambus is estopped from enforcing its patents against us because of its conduct in the Joint Electron Device Engineering Council standards setting body; and (3) damages and declaratory relief for Rambus’ breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.  On February 15, 2001, Rambus filed an Answer and Counterclaim.  Rambus denies that we are entitled to relief and has alleged willful infringement by us of eight Rambus patents.  We cannot predict the outcome of these suits.  A determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our results of operations, cash flows and financial condition.

        We have a number of patent and intellectual property license agreements.  Some of these license agreements require us to make one time or periodic payments.  We may need to obtain additional patent licenses or renew existing license agreements in the future.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

If we are unable to successfully transition our operations to 300mm wafer manufacturing processes, the results of our results of operations, cash flows and financial condition would be adversely affected

        We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes.  By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at a slightly higher cost for each wafer, in part resulting in substantially reduced costs for each die.  Several of our competitors are evaluating plans, or have begun, to shift part or all of their memory manufacturing operations to 300mm wafers.  If these competitors are able to transition operations to 300mm wafers before us, we would be at a cost disadvantage.  Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain funds from external sources.  We may also experience disruptions in manufacturing operations and reduced yields during our transition to larger wafer sizes.  If we are unable to successfully transition to 300mm wafer processing at the appropriate time, our results of operations, cash flows and financial condition could be adversely affected.

We face risks associated with our foreign sales and operations that could adversely affect our results of operations, cash flows and financial condition

        Foreign sales approximated 50% of our consolidated net sales in the second quarter of 2002.  In addition, we have or support manufacturing operations in Italy, Japan, Scotland and Singapore.  Our foreign sales and foreign operations are subject to a variety of risks, including:

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

        These factors may adversely affect our results of operations, cash flows and financial condition.

Disruptions in our supply of raw materials could adversely affect our results of operations, cash flows and financial position

        Our operations require raw materials that meet exacting standards.  We generally have multiple sources of supply for our raw materials.  However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound.  In addition, any transportation problems could delay our receipt of raw materials.  Although raw materials shortages or transportation problems have not interrupted our operations in the past, shortages may occur from time to time in the future.  Lead times for the supply of raw materials have been extended in the past.  If our supply of raw materials is disrupted or our lead times extended, our results of operations, cash flows and financial condition could be adversely affected.

If our manufacturing process is disrupted, our results of operations, cash flows and financial condition could be adversely affected

        We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs.  Additionally, if production at a fabrication facility is disrupted for any reason, we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  The resulting loss of revenues and damage to customer relationships could be significant.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Substantially all of the Company’s liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates.  The Company believes that the market risk arising from its holdings of liquid investments is minimal as substantially all of the Company’s investments mature within one year.  The carrying value of the Company’s long-term debt was $461 million at February 28, 2002, and $531 million at August 30, 2001.  The functional currency for substantially all of the Company’s operations is in the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at approximately US $191 million as of February 28, 2002, and US $239 million as of August 30, 2001 (including deferred tax assets denominated in Japanese Yen valued at approximately US $149 million as of February 28, 2002, and US $188 million as of August 30, 2001).  The Company also held aggregate foreign currency liabilities valued at approximately US $354 million as of February 28, 2002, and US $453 million as of August 30, 2001 (including long-term debt denominated in Japanese Yen valued at approximately US $229 million as of February 28, 2002, and US $281 million as of August 30, 2001).  Foreign currency receivables and payables are comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        On August 28, 2000, the Company filed suit against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Shearman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus’ fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and (3) damages and declaratory relief for Rambus’ breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.   On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068.  On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068.  On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068.  In its suits against the Company, Rambus is seeking monetary damages and injunctive relief.  On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068.  On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company’s products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction.  On December 21, 2000, an appeals panel of the Court of Monza ordered that the seizure be revoked and held that the Monza Court had no jurisdiction to adjudicate the matter.  On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus initiated a preliminary proceeding against the Company and Assitec S.r.l. (an electronics retail store) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In August 2001, Rambus filed various papers seeking to add the German counterpart to European patent 1 022 642 to the pending Mannheim case.  The Mannheim Court established a separate proceeding for the ‘642 patent.  The Company is unable to predict the outcome of these suits.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

10.139	1989 Employee Stock Purchase Plan, as Amended

(b)   The registrant did not file any reports on Form 8-K during the fiscal quarter ended February 28, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 10, 2002	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)