Form 10-Q
period 2002-05-30
MICRON TECHNOLOGY INC
filed 2002-06-28
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10658

Micron Technology, Inc.

State or other jurisdiction of incorporation or organization: Delaware

Internal Revenue Service—Employer Identification No. 75-1618004

8000 S. Federal Way, P.O. Box 6, Boise, Idaho 83707-0006
(208) 368-4000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of outstanding shares of the registrant's common stock as of June 26, 2002 was 603,631,547.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 30, 2002	May 31, 2001	May 30, 2002	May 31, 2001
Net sales	$771.2	$818.3	$1,841.0	$3,455.6
Cost of goods sold	603.0	1,094.1	1,742.4	2,768.6

Gross margin	168.2	(275.8)	98.6	687.0
Selling, general and administrative	77.2	104.3	236.4	319.7
Research and development	134.4	114.5	424.8	384.4
Other operating (income) expense	3.3	32.6	(4.9)	30.8

Operating loss	(46.7)	(527.2)	(557.7)	(47.9)
Interest income	10.4	30.4	42.5	114.4
Interest expense	(5.4)	(3.5)	(12.1)	(11.7)
Other non-operating income (expense)	1.4	0.6	(6.8)	5.8

Income (loss) before income taxes and minority interest	(40.3)	(499.7)	(534.1)	60.6
Income tax benefit	16.1	195.5	213.6	0.8
Minority interest in net income	—	3.1	—	(7.1)

Income (loss) from continuing operations	(24.2)	(301.1)	(320.5)	54.3

Loss from discontinued PC Operations, net of taxes and minority interest:
Loss from operations of PC business	—	—	—	(36.1)
Loss on disposal of PC Operations		(12.3)	—	(67.7)

Loss from discontinued PC Operations, net	—	(12.3)	—	(103.8)

Net loss	$(24.2)	$(313.4)	$(320.5)	$(49.5)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.50)	$(0.53)	$0.09
Discontinued operations	—	(0.02)	—	(0.18)
Net loss	(0.04)	(0.53)	(0.53)	(0.08)
Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.50)	$(0.53)	$0.09
Discontinued operations	—	(0.02)	—	(0.17)
Net loss	(0.04)	(0.53)	(0.53)	(0.08)
Number of shares used in per share calculations:
Basic	602.3	596.3	600.7	590.7
Diluted	602.3	596.3	600.7	605.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets
(Dollar amounts in millions except par value amounts)
(Unaudited)

As of	May 30, 2002	August 30, 2001
Assets
Cash and equivalents	$333.7	$469.1
Liquid investments	918.1	1,209.2
Receivables	585.0	791.6
Inventories	686.5	491.1
Prepaid expenses	27.2	17.3
Deferred income taxes	12.8	159.4

Total current assets	2,563.3	3,137.7
Intangible assets, net	321.3	307.6
Property, plant and equipment, net	4,706.2	4,704.1
Deferred income taxes	253.5	—
Other assets	276.1	213.8

Total assets	$8,120.4	$8,363.2

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$528.3	$512.9
Deferred income	26.2	26.4
Equipment purchase contracts	85.3	61.5
Current portion of long-term debt	91.5	86.2

Total current liabilities	731.3	687.0
Long-term debt	360.3	445.0
Deferred income taxes	—	19.0
Other liabilities	76.3	77.4

Total liabilities	1,167.9	1,228.4

Commitments and contingencies
Redeemable common stock	58.7	—
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 602.1 million and 598.4 million shares, respectively	60.2	59.8
Additional capital	4,229.5	4,153.7
Retained earnings	2,603.5	2,924.6
Accumulated other comprehensive income (loss), net of tax	0.6	(3.3)

Total shareholders' equity	6,893.8	7,134.8

Total liabilities and shareholders' equity	$8,120.4	$8,363.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Nine months ended
	May 30, 2002	May 31, 2001
Cash flows from operating activities
Net loss	$(320.5)	$(49.5)
Loss from discontinued PC Operations, net	—	103.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	881.9	819.2
Provision to write down inventories to estimated market values	202.5	261.1
Loss from write-down or disposition of equipment	10.5	9.8
Loss (gain) from write-down or disposition of investments	9.7	(0.3)
Additional capital tax effect of stock plans	12.2	37.3
Change in operating assets and liabilities:
Decrease in receivables	191.1	767.7
Increase in inventories	(346.4)	(362.4)
Decrease in accounts payable and accrued expenses	(6.7)	(664.1)
Deferred income taxes	(122.6)	30.5
Other	(18.9)	(107.9)

Net cash provided by operating activities	492.8	845.2

Cash flows from investing activities
Expenditures for property, plant and equipment	(475.2)	(1,225.4)
Purchase of available-for-sale securities	(1,807.9)	(1,907.2)
Purchase of held-to-maturity securities	—	(116.3)
Proceeds from maturities of available-for-sale securities	1,540.5	2,354.2
Proceeds from sales of available-for-sale securities	521.5	110.7
Proceeds from maturities of held-to-maturity securities	—	167.5
Proceeds from sales of property, plant and equipment	2.1	19.7
Purchase of DRAM assets from Toshiba	(252.4)	—
Cash paid in connection with disposition of PC Operations	—	(76.5)
Other	(67.2)	(152.4)

Net cash used for investing activities	(538.6)	(825.7)

Cash flows from financing activities
Proceeds from issuance of common stock	59.6	91.5
Payments on equipment purchase contracts	(74.4)	(142.5)
Repayments of debt	(74.8)	(48.5)
Other	—	1.0

Net cash used for financing activities	(89.6)	(98.5)

Net decrease in cash and equivalents	(135.4)	(79.0)
Cash and equivalents at beginning of period	469.1	701.7

Cash and equivalents at end of period	$333.7	$622.7

Supplemental disclosures
Income taxes refunded (paid), net	$532.2	$(435.5)
Interest paid, net of amounts capitalized	(15.0)	(35.8)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	98.2	136.5
Conversion of notes to equity	—	684.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

        Basis of presentation:    Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. The Company's third quarter of fiscal 2002 and 2001 ended on May 30, 2002 and May 31, 2001, respectively. The Company's fiscal 2001 ended on August 30, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

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

        Recently issued accounting standards:    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies certain accounting pronouncements relating to the classification of gains and losses from extinguishment of debt, extinguishments of debt to satisfy sinking-fund requirements, accounting for intangible assets of motor carriers and accounting for leases. The adoption of SFAS No. 145 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have an impact on the Company's future results of operations or financial position.

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

Supplemental Balance Sheet Information

	May 30, 2002	August 30, 2001
Receivables
Trade receivables	$398.4	$154.9
Income taxes	127.6	560.2
Joint venture	29.3	25.3
Taxes other than income	17.6	34.9
Interest	6.3	10.9
Other	11.0	9.2
Allowance for doubtful accounts	(5.2)	(3.8)

	$585.0	$791.6

Inventories
Finished goods	$302.2	$248.0
Work in process	295.5	139.3
Raw materials and supplies	110.9	108.2
Allowance for obsolescence	(22.1)	(4.4)

	$686.5	$491.1

        In the third quarter of 2002, the Company recognized a write-down of $25.9 million to record work in process and finished goods inventories of semiconductor products at their estimated market values. In the second and first quarters of 2002, the Company recognized similar write-downs of $3.8 million and $172.8 million, respectively.

        In the fourth and third quarters of 2001, the Company recognized write-downs of $465.8 million and $261.1 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Property, Plant and Equipment
Land	$105.3	$94.7
Buildings	2,184.0	1,815.1
Equipment	5,869.4	5,721.3
Construction in progress	285.3	402.3
Software	191.0	165.5

	8,635.0	8,198.9
Accumulated depreciation	(3,928.8)	(3,494.8)

	$4,706.2	$4,704.1

        As of May 30, 2002, construction in progress included costs of $200.3 million related to facilities in Lehi, Utah, which are not ready for their intended use and are not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company's operations, cash flows and alternative capacity expansion opportunities.

        Depreciation expense was $281.3 million and $844.6 million in the third quarter and first nine months of 2002, respectively, and $264.1 million and $769.9 million in the third quarter and first nine months of 2001, respectively.

	May 30, 2002	August 30, 2001
Accounts Payable and Accrued Expenses
Accounts payable	$308.4	$307.8
Salaries, wages and benefits	114.4	98.3
Taxes other than income	26.7	34.7
Income taxes	3.6	11.1
Interest	2.5	8.2
Other	72.7	52.8

	$528.3	$512.9

Debt
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.4% and 2.7%, respectively	$238.8	$305.6
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $23.7 million and $28.1 million, respectively	186.3	181.9
Capital lease obligations payable in monthly installments through December 2005, weighted average interest rate of 2.4% and 3.0%, respectively	26.7	43.7

	451.8	531.2
Less current portion	(91.5)	(86.2)

	$360.3	$445.0

        The Company has pledged $50.0 million, which is included in other noncurrent assets in the accompanying consolidated balance sheet, as cash collateral for a fully drawn revolving line of credit for TECH Semiconductor Singapore Pte. Ltd. (See "Joint Venture" note.)

        As of May 30, 2002, notes payable and capital lease obligations of $203.0 million and $22.7 million, respectively, were denominated in Japanese Yen.

Goodwill and Intangible Assets

        During the first nine months of 2002, the Company expended $44.5 million for product and process technology rights and $9.3 million for other intangible assets with weighted average useful lives of eight and five years, respectively. No significant residual value is estimated for these intangibles. During the first quarter of 2002, the Company recorded goodwill of $12.3 million and, as of May 30, 2002, goodwill was $15.5 million.

        The pro forma effect of adopting SFAS No. 142 on the Company's historical financial results did not vary significantly from the actual results.

        Amortization expense for intangible assets was $12.1 million and $34.6 million in the third quarter and first nine months of 2002, respectively, and $11.3 million and $38.1 million in the third quarter and first nine months of 2001, respectively. Annual amortization expense for intangible assets held as of May 30, 2002 is estimated to be $46.2 million for 2002, $47.8 million in 2003, $43.9 million in 2004, $41.4 million in 2005, and $39.7 million in 2006. Intangible assets consisted of the following:

	May 30, 2002		August 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and process technology	$314.8	$(84.9)	$271.8	$(62.2)
Joint venture supply arrangement	115.5	(35.6)	115.5	(22.3)
Other	14.9	(3.4)	5.6	(0.8)

	$445.2	$(123.9)	$392.9	$(85.3)

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

        The Company received a grand jury subpoena from the U.S. District Court of the Northern District of California on June 19, 2002, seeking information regarding a Department of Justice probe into possible antitrust violations in the DRAM industry.

        On June 21, 2002, a class action lawsuit was filed against the Company and other DRAM manufacturers alleging violations of the Sherman Act relating to the sale and pricing of memory products. The complaint seeks treble damages for the alleged damages sustained by class members, in addition to costs and reasonable attorneys' fees. The Company is unable to predict the outcome of this suit.

Other Operating Income and Expense

        Other operating expense for the third quarter of 2002 includes losses of $14.9 million from changes in currency exchange rates relating primarily to the Company's Yen-denominated debt. Other operating expense for the first nine months of 2002 includes a net $10.0 million loss relating to semiconductor equipment disposed of or held for sale. Other operating expense for the third quarter of 2001 includes a $14.8 million write-off of certain design costs associated with the Company's Lehi facility and a net $12.5 million loss relating to semiconductor equipment disposed of or held for sale.

Income Taxes

        The Company's effective tax rate for the first nine months of 2002 was 40%. The Company's effective tax rate for the first nine months of 2001 was 55% after excluding the benefit of a $34.0 million change in the 2000 accrual for income taxes upon filing of the tax returns. The Company's effective tax rate primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates. The Company's future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

Discontinued PC Operations

        On May 31, 2001, MEI completed the disposition of its PC business to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations. Summary operating results of the discontinued PC Operations follow:

	Quarter ended May 31, 2001	Nine months ended May 31, 2001
Net sales	$124.6	$579.8

Loss from operations of PC business	$—	$(64.1)
Minority interest	—	18.0
Income tax benefit	—	10.0

Loss from operations of PC business, net	—	(36.1)

Loss from disposal of PC Operations	(16.8)	(126.4)
Operating losses during phase-out period	(26.9)	(70.2)
Minority interest	12.9	71.1
Income tax benefit	18.5	57.8

Loss from disposal of PC Operations, net	(12.3)	(67.7)

Loss from discontinued PC Operations, net	$(12.3)	$(103.8)

Earnings (Loss) Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effects of convertible debentures, stock options and warrants. The potential common shares that were antidilutive for the third quarter and first nine months of 2002 amounted to 109.3 million shares and 107.9 million shares, respectively, and for the third quarter and first nine months of 2001 amounted to 62.6 million shares and 9.2 million shares, respectively.

	Quarter ended		Nine months ended
	May 30, 2002	May 31, 2001	May 30, 2002	May 31, 2001
Income (loss) from continuing operations available to common shareholders	$(24.2)	$(301.1)	$(320.5)	$54.3
Common stock accretion	(0.6)	—	(0.6)	—

Income (loss) from continuing operations available to common shareholders, adjusted	(24.8)	(301.1)	(321.1)	54.3
Loss from discontinued PC Operations, net of taxes and minority interest	—	(12.3)	—	(103.8)

Net loss, adjusted	$(24.8)	$(313.4)	$(321.1)	$(49.5)

Weighted average common shares outstanding	602.3	596.3	600.7	590.7
Adjustment for effects of assumed exercises and conversions	—	—	—	15.1

Weighted average common shares and share equivalents outstanding	602.3	596.3	600.7	605.8

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.50)	$(0.53)	$0.09
Discontinued operations	—	(0.02)	—	(0.18)
Net loss	(0.04)	(0.53)	(0.53)	(0.08)
Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.50)	$(0.53)	$0.09
Discontinued operations	—	(0.02)	—	(0.17)
Net loss	(0.04)	(0.53)	(0.53)	(0.08)

Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, are as follows:

	Quarter ended		Nine months ended
	May 30, 2002	May 31, 2001	May 30, 2002	May 31, 2001
Net loss	$(24.2)	$(313.4)	$(320.5)	$(49.5)
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized gains (losses) on investments	0.2	(0.9)	0.3	(1.0)
Reclassification adjustment for losses included in net loss	—	—	3.6	—
Foreign currency translation adjustment	—	(0.1)	—	(0.1)

Comprehensive loss	$(24.0)	$(314.4)	$(316.6)	$(50.6)

Acquisitions

Toshiba Corporation

        On April 22, 2002, the Company acquired substantially all of the assets of Toshiba Corporation's ("Toshiba's") DRAM business as conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The total purchase price of $327.9 million included cash and 1.5 million shares of the Company's common stock, which was valued at $58.1 million on the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In connection with the purchase, the Company recorded total assets of $363.3 million, including property, plant and equipment of $292.8 million and intangible assets of $7.8 million, and total liabilities of $35.4 million.

        In connection with the issuance of the 1.5 million shares of common stock, the Company granted Toshiba an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million in cash. The option expires if the closing price of the Company's common stock is at or above $45.05 per share for 20 consecutive days. The carrying value of the redeemable common stock is accreted to its redemption amount of $67.5 million by a charge directly to retained earnings. The accretion was $0.6 million in the third quarter of 2002.

KMT Semiconductor Limited

        Through April 30, 2001, the Company participated in KMT Semiconductor Limited ("KMT"), a joint venture between the Company and Kobe Steel, Ltd. ("KSL") and purchased all of KMT's production at prices generally based on a discount from the Company's average selling prices. The Company was also party to various agreements with KMT whereby the Company provided assembly and test services, and technology, engineering, and training support to KMT. The net cost of products purchased from KMT amounted to $36.3 million and $293.3 million for the third quarter and first nine months of 2001, respectively.

        On April 30, 2001, the Company acquired KSL's 75% interest in KMT in a transaction (the "KMT Acquisition") that resulted in KMT becoming a wholly-owned subsidiary of the Company. The KMT Acquisition was accounted for as a business combination using the purchase method of accounting. The purchase price of $31.3 million, which includes $25.0 million cash paid to KSL for land and KSL's equity interest in KMT, is net of $37.7 million cash acquired and was allocated to the assets acquired and liabilities assumed based on their estimated fair values. In connection with the KMT Acquisition, the Company recorded total assets of $408.1 million, net of cash acquired, including deferred income taxes of $204.6 million and property, plant and equipment of $103.6 million, and total liabilities of $376.8 million, including debt and capital lease obligations totaling $296.4 million. The results of operations of KMT have been included in the accompanying financial statements from the date of acquisition. On April 1, 2002, KMT's name was changed to Micron Japan, Ltd.

        The following unaudited pro forma information presents the consolidated results of operations of the Company for the third quarter and first nine months of 2001 as if the KMT Acquisition had taken place at the beginning of 2001. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Quarter ended May 31, 2001	Nine months ended May 31, 2001
Net sales from continuing operations	$818.3	$3,455.6
Income (loss) from continuing operations, net of taxes and minority interest	(310.0)	135.5
Income (loss) per share from continuing operations—diluted	(0.52)	0.22

Joint Venture

        TECH Semiconductor Singapore Pte. Ltd. ("TECH"), which operates in Singapore, is a memory manufacturing joint venture among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $63.8 million and $85.6 million for the third quarter and first nine months of 2002, respectively, and $82.0 million and $654.9 million for the third quarter and first nine months of 2001, respectively. In 2000, as part of an equity capital infusion by the majority of TECH's shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement. The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders' agreement. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.6 million and $7.7 million for the third quarter and first nine months of 2002, respectively, and $2.7 million and $8.0 million for the third quarter and first nine months of 2001, respectively. Receivables from TECH were $29.3 million and payables were $43.3 million as of May 30, 2002. Receivables from TECH were $25.3 million and payables were $40.6 million as of August 30, 2001.

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

	Quarter ended May 31, 2001	Nine months ended May 31, 2001
Net sales
Semiconductor Operations:
External	$798.7	$3,390.5
Sales to discontinued PC Operations	4.2	21.6

Total Semiconductor Operations	802.9	3,412.1
Web-hosting Operations	15.4	43.4
Other	—	0.1

Consolidated net sales	$818.3	$3,455.6

Operating income (loss)
Semiconductor Operations	$(511.4)	$2.6
Web-hosting Operations	(15.8)	(50.9)
Other	—	0.4

Consolidated operating loss	$(527.2)	$(47.9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products.

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Gross Margin" regarding the estimated amount of write-down remaining in inventory at the end of the fourth quarter of 2002 and the estimated gross margins on TECH products in the fourth quarter of 2002, "Research and Development" regarding the estimated timeline and cost to establish a 300-millimeter pilot line and "Liquidity and Capital Resources" regarding capital spending in 2002. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes. All period references are to the Company's fiscal periods unless otherwise indicated. All per share amounts are presented on a diluted basis.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles ("US GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and on various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may differ under different assumptions or conditions. The Company evaluates its estimates and judgments on an ongoing basis. Management believes the critical accounting policies below are the most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments.

        Deferred taxes:    The Company evaluates the realizability of its deferred tax assets on an ongoing basis. In determining the amount of its recorded deferred tax assets, the Company considers estimated future taxable income and the feasibility of its tax planning strategies. If the Company determines that it is unlikely to realize certain of its deferred tax assets, the Company would record a valuation allowance against its deferred tax asset and record a charge to income tax expense. If the Company determines that it is likely to realize additional amounts of deferred tax assets, an adjustment would be recorded as a benefit to income tax expense.

        Inventories:    Inventories are stated at the lower of average cost or market value. Determining market value requires the Company to project unit prices and volumes for future periods in which it expects to sell inventory on hand at the balance sheet date. As a result of these analyses, the Company may record a charge to cost of goods sold in advance of when the inventory is actually sold to reflect market values that are below the Company's costs. Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes. As a result the timing of when product cost are charged to operations can vary significantly.

        US GAAP provides for inventory to be grouped into categories in order to compare costs to market values. The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. The majority of the Company's inventory has been categorized as volatile (DRAM and SRAM) or non-volatile (Flash). The major characteristics the Company considers in determining inventory categories are product type and markets.

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

        Property, plant and equipment:    The Company reviews the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and/or eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the indicated fair value of the assets. The estimation of future cash flows involves numerous assumptions which are highly subjective, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company's products and future sales volumes.

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

Recent Events

        On April 22, 2002, the Company acquired substantially all of the assets of Toshiba Corporation's ("Toshiba's") DRAM operations at Dominion Semiconductor L.L.C. in Virginia. The purchase price for the acquisition was $328 million and consisted of cash and 1.5 million shares of the Company's common stock. Approximately 1,000 people are employed at the acquired facility. (See "Notes to Consolidated Financial Statements—Acquisitions—Toshiba Corporation.")

Results of Operations

	Third Quarter				Nine Months
	2002		2001		2002		2001
	(Amounts in millions except per share data)
Net sales:
Semiconductor Operations	$771.2	100.0%	$802.9	98.1%	$1,841.0	100.0%	$3,412.1	98.7%
Web-hosting Operations	—	—	15.4	1.9%	—	—	43.4	1.3%
Other	—	—	—	—	—	—	0.1	—

Consolidated net sales	$771.2	100.0%	$818.3	100.0%	$1,841.0	100.0%	$3,455.6	100.0%

Operating income (loss) from continuing operations:
Semiconductor Operations	$(46.7)		$(511.4)		$(557.7)		$2.6
Web-hosting Operations	—		(15.8)		—		(50.9)
Other	—		—		—		0.4

Consolidated operating loss	$(46.7)		$(527.2)		$(557.7)		$(47.9)

Income (loss) from continuing operations	$(24.2)		$(301.1)		$(320.5)		$54.3
Loss from discontinued PC Operations, net	—		(12.3)		—		(103.8)

Net loss	$(24.2)		$(313.4)		$(320.5)		$(49.5)

Earnings (loss) per share from continuing operations	$(0.04)		$(0.50)		$(0.53)		$0.09

Net loss per share	$(0.04)		$(0.53)		$(0.53)		$(0.08)

        For the second quarter of 2002, the net loss was $30 million, or $0.05 per share, on consolidated net sales of $646 million.

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

        On April 30, 2001, the Company acquired Kobe Steel, Ltd.'s 75% interest in KMT Semiconductor Limited ("KMT") and KMT became a wholly-owned subsidiary of the Company. (See "Notes to Consolidated Financial Statements—Acquisitions—KMT Semiconductor Limited.")

  Net Sales

        Net sales for the third quarter and first nine months of 2002 decreased by 6% and 47%, respectively, as compared to the third quarter and first nine months of 2001, primarily due to declines in average selling prices for the Company's semiconductor products of 11% and 65%. Total megabits of semiconductor memory sold increased by 10% and 57% for the third quarter and first nine months of 2002, respectively, as compared to the third quarter and first nine months of 2001.

        Net sales in the third quarter of 2002 were 19% higher than the second quarter of 2002 due to a 44% increase in average selling prices for the Company's semiconductor products. Although average prices increased in the third quarter, prices declined from early April through the end of the quarter due to adverse market conditions. Megabits sold in the third quarter of 2002 were 17% lower than in the second quarter of 2002 and megabits of finished goods inventories increased significantly during the quarter. Megabit production in the third quarter of 2002 was approximately 30% higher than the second quarter of 2002, however production levels for the second quarter of 2002 reflected adjustments to the Company's manufacturing cycle times and the effects of scheduled maintenance and modified production schedules during the Christmas holiday season.

        The Company's primary semiconductor product in the third quarter of 2002 was the 256 Meg SDRAM, which constituted approximately 32% of net sales. The Company's primary semiconductor product for the first nine months of 2002 was the 128 Meg SDRAM, which constituted approximately 41% of net sales.

  Gross Margin

	Third Quarter			Nine Months
	2002	% Change	2001	2002	% Change	2001
Gross margin	$168.2	161.0%	$(275.8)	$98.6	(85.6)%	$687.0
as a % of net sales	21.8%		(33.7)%	5.4%		19.9%

        The improved gross margin for the third quarter of 2002 as compared to the third quarter of 2001was primarily due to the effects of inventory write-downs and reductions in per megabit manufacturing costs for the Company's semiconductor products. The lower gross margin for the first nine months of 2002 as compared to the first nine months of 2001 was primarily due to the decreases in average selling prices per megabit of memory for the comparative periods, partially offset by the effects of inventory write-downs recorded in the third and fourth quarters of 2001. The Company's gross margin for the second quarter of 2002 was $143 million. The improved gross margin for the third quarter of 2002 as compared to the second quarter of 2002 was primarily due to the 44% increase in average selling prices for the Company's semiconductor products.

        In recent quarters, average selling prices for the Company's semiconductor products have been below manufacturing costs, and accordingly the Company's results of operations, cash flows and financial condition have been adversely affected. To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, the Company would recognize a charge against operations to write down the carrying value of inventory to the estimated market value. In this regard, for the last five quarters, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values. As these charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs. The following table sets forth gross margin amounts and percentages as reported and absent the effects of write-downs.

	2002			2001
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Quarter end write-down	$26	$4	$173	$466	$261
Gross margin, as reported	168	143	(213)	(576)	(276)
Gross margin percentage, as reported	22%	22%	(50)%	(120)%	(34)%
Gross margin, absent the effects of write-downs	$111	$(115)	$(352)	$(273)	$(15)
Gross margin percentage, absent the effects of write-downs	14%	(18)%	(83)%	(57)%	(2)%

        Of the cumulative inventory write-downs recognized in the last five quarters, the Company estimates that approximately $110 million remains in inventory as of May 30, 2002. The Company estimates that approximately one-half of this amount will remain in inventory at the end of the fourth quarter of 2002.

        Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture wafer fabrication facility, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied in excess of 20% of the total megabits of memory produced by the Company in the first nine months of 2002 and 2001. The Company generally purchases semiconductor products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter. Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company's wholly-owned facilities. The Company realized significantly higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in the first three quarters of 2002 and lower gross margins on sales of TECH products for the first three quarters of 2001. In light of significant pricing declines occurring through early June, the Company expects gross margin from the sale of TECH products in the fourth quarter of 2002 to closely approximate the gross margins realized on products manufactured by the Company's wholly-owned operations. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering, and training support to TECH. All transactions with TECH are recognized as part of the net cost of products purchased from TECH.

        Approximately 3% of the Company's megabit production for the third quarter of 2002 is attributable to the newly acquired Virginia facility. The Company expects to transition its product and process technology into the facility over the next nine to twelve months. Until the Company is able to complete the transition of its product and process technology and significantly ramp production at the Virginia facility, the Company expects that the per unit costs associated with products manufactured at the facility will exceed the per unit costs of products manufactured at the Company's other facilities.

  Selling, General and Administrative

	Third Quarter			Nine Months
	2002	% Change	2001	2002	% Change	2001
Selling, general and administrative	$77.2	(26.0)%	$104.3	$236.4	(26.1)%	$319.7
as a % of net sales	10.0%		12.7%	12.8%		9.3%

        Selling, general and administrative expenses ("SG&A") decreased in the third quarter and first nine months of 2002 as compared to the corresponding periods of 2001 primarily because previously consolidated Web-hosting Operations, which accounted for 16% of total SG&A in the third quarter and first nine months of 2001, were disposed of in August 2001. In addition, technical and professional fees associated with the Company's business software and legal costs were lower in the third quarter and first nine months of 2002 as compared to the corresponding periods of 2001. SG&A was $79 million for the second quarter of 2002.

  Research and Development

	Third Quarter			Nine Months
	2002	% Change	2001	2002	% Change	2001
Research and development	$134.4	17.4%	$114.5	$424.8	10.5%	$384.4
as a % of net sales	17.4%		14.0%	23.1%		11.1%

        Research and development expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs. Product development costs are recorded as research and development expense. Development for a product is deemed complete once it has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers. Research and development expense was $136 million for the second quarter of 2002.

        DRAM process technology research and development efforts are focused on .11µ and .095µ line-width process technologies, which are designed to facilitate the Company's transition to next generation products. Additional process development work includes processes to support Flash, SRAM, Content Addressable Memory ("CAM"), embedded memory and new memory materials. In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology. Currently these designs include further shrink versions of the Company's 256 Meg and 128 Meg SDRAMs. Efforts towards the design and development of new products are concentrated on the Company's high density SDRAMs, DDR SDRAMs, DDRII SDRAMs, Flash and SRAM memory products. Other research and development efforts are devoted to the design and development of embedded memory CAM, imagers and advanced DRAM technology products.

        The Company intends to establish a pilot line to process limited volumes of 300-millimeter ("300mm") wafers at its Virginia facility, which would be operational over the next 12 to 18 months. Equipment and infrastructure costs are estimated to be approximately $200 million.

  Other Operating Income and Expense

        Other operating expense for the third quarter of 2002 includes net foreign currency losses of $15 million from changes in currency exchange rates primarily relating to the Company's Yen-denominated debt. Other operating expense for the first nine months of 2002 includes a net $10 million loss relating to semiconductor equipment disposed of or held for sale. Other operating expense for the third quarter of 2001 includes a $15 million write-off of certain design costs associated with the Company's Lehi facility and a net $13 million loss relating to semiconductor equipment disposed of or held for sale.

  Income Taxes

        The Company's effective tax rate for the first nine months of 2002 was 40%. The Company's effective tax rate for the first nine months of 2001 was 55% after excluding the benefit of a $34 million change in the 2000 accrual for income taxes upon filing of the tax returns. The Company's effective tax rate primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of foreign income at non-U.S. tax rates. The Company's future effective income tax rate will vary based on fluctuations in the mix of income and losses among tax jurisdictions with differing rates.

  Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies certain accounting pronouncements relating to the classification of gains and losses from extinguishment of debt, extinguishments of debt to satisfy sinking-fund requirements, accounting for intangible assets of motor carriers and accounting for leases. The adoption of SFAS No. 145 is effective for the Company in fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have an impact on the Company's future results of operations or financial position.

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

Liquidity and Capital Resources

        As of May 30, 2002, the Company had cash and liquid investments totaling $1,252 million, representing a decrease of $426 million from August 30, 2001. In addition, the Company had marketable investment securities totaling $145 million as of May 30, 2002 and $100 million as of August 30, 2001, which are included in other noncurrent assets in the Company's consolidated balance sheet. The Company's liquidity is highly dependent on average selling prices for its semiconductor products. The Company's principal source of liquidity during the first nine months of 2002 was net cash flow from operations of $493 million, which includes income tax refunds of $547 million received by the Company in the first quarter of 2002. During the first nine months of 2002, the Company spent $475 million for property, plant and equipment and also paid $250 million in cash to Toshiba as part of the cost to acquire the Virginia facility.

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

        The Company expects capital spending to approximate $1 billion in 2002 and $1 billion to $1.5 billion in 2003, depending on market conditions. These capital spending estimates include expenditures for ongoing equipment upgrades, expenditures to transition the Company's Virginia facility to the Company's process technology and expenditures for the 300mm pilot line. As of May 30, 2002, the Company had commitments extending into 2003 of approximately $680 million for equipment purchases and software infrastructure, and approximately $50 million for the construction of facilities.

        In connection with the acquisition of the Virginia facility, the Company issued 1.5 million shares of common stock. The Company granted Toshiba an option to require Micron to repurchase on October 21, 2003, all of these shares for $68 million in cash. The option expires if the closing price of the Company's common stock is at or above $45.05 per share for 20 consecutive trading days.

        The Company has pledged $50 million, which is included in other noncurrent assets in the Company's consolidated balance sheet, as cash collateral for TECH's fully-drawn revolving line of credit.

Certain Factors

        In addition to the factors discussed elsewhere in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended August 30, 2001, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our semiconductor products do not exceed costs, we would expect to incur losses.

        Average selling prices for our semiconductor products decreased 65% for the first nine months of 2002 as compared to the first nine months of 2001. In four of the last five fiscal years we experienced the following decreases in average selling prices: 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997. We are unable to predict pricing conditions for any future period.

        In recent quarters, average selling prices for our semiconductor products have been below our manufacturing costs, and accordingly our results of operations, cash flows and financial condition have been adversely affected. If average selling prices are below costs in future periods, we would expect to incur losses on product sales. To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we would recognize a charge against operations to write down the carrying value of inventory to market value.

If average selling prices of semiconductor products do not improve, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

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

We are dependent on the personal computer ("PC") market as most of the semiconductor products we sell are used in PCs or peripherals. If the growth rate of either PCs sold or the amount of memory included in each PC decreases, sales of our semiconductor products could decrease.

        We have historically sold most of our semiconductor products to PC or peripheral markets. DRAMs are the most widely used semiconductor components in PCs. In recent quarters, the growth rate of PCs sold has slowed or declined. If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of memory included in each PC, sales of our semiconductor products could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

The semiconductor memory industry is highly competitive.

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

We may face difficulties integrating our newly acquired Virginia facility.

        On April 22, 2002, we acquired substantially all the assets of Toshiba's DRAM business as conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. Approximately 1,000 people are employed at the acquired facility. There can be no assurance that we will successfully integrate these operations and the success of these operations is dependent on the Company's ability to operate them in a cost-effective manner. There can be no assurance that the Company will be successful in achieving the same level of manufacturing efficiencies in the Virginia facility as has been achieved in its other facilities.

We expect to make future acquisitions where advisable, which involve numerous risks.

        We expect to make future acquisitions where we believe it is advisable to enhance our market position. Acquisitions involve numerous risks, including the following:

  •
  increasing our exposure to changes in average selling prices for semiconductor memory products,

  •
  difficulties in integrating the operations, technologies, and products of the acquired companies,

  •
  increasing capital expenditures to upgrade and maintain facilities,

  •
  increasing debt to finance any acquisition,

  •
  diverting management's attention from normal daily operation,

  •
  managing larger operations and facilities and employees in separate geographic areas, and

  •
  hiring and retaining key employees.

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

        We supply several major PC customers with more than 30% of their memory requirements. Aggregate sales to two of our PC customers approximated 30% of our net sales in the third quarter of 2002. If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected.

Increased worldwide DRAM production could lead to further declines in average selling prices for DRAM.

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

Current economic and political conditions may harm our business.

        Global economic conditions and the effects of terrorist actions or military actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our results of operations, cash flows and financial condition could be adversely affected. In addition, our ability to raise capital for capital expenditures, research and development and ongoing operations is dependent upon ready access to capital markets. During times of adverse global economic and political conditions, accessibility to capital markets could decrease. If we are unable to access the capital markets over an extended period of time, we may be unable to make capital expenditures, fully carry out our research and development efforts and fund operations, which could materially adversely affect our results of operations, cash flows and financial condition.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

        TECH supplied in excess of 20% of our total megabits of memory produced in the first nine months of 2002. We have agreements to purchase all of the production from TECH subject to specific terms and conditions. Any reduction in supply could adversely affect our results of operations, cash flows and financial condition. TECH has historically been required to seek additional external financing to fund its ongoing operations and transition to next generation technologies. We have pledged $50 million as cash collateral for TECH's fully-drawn line of credit. As of May 30, 2002, the Company had remaining unamortized costs of $80 million included in noncurrent assets relating to the supply arrangement to purchase product from TECH. We may be required to write off part or all of these capitalized costs in the event supply from TECH is reduced.

We may not be able to maintain or reduce per megabit manufacturing costs at the same rate as we have in the past.

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

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our results of operations, cash flows and financial condition.

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

Investigation of potential antitrust violations in the DRAM industry.

        We received a grand jury subpoena from the U.S. District Court of the Northern District of California on June 19, 2002, seeking information regarding a Department of Justice probe into possible antitrust violations in the DRAM industry. In addition, on June 21, 2002, a class action lawsuit was filed against us and other DRAM manufacturers alleging violations of the Sherman Act relating to the sale and pricing of memory products. We are unable to predict the outcome of these matters.

If we are unable to successfully transition our operations to 300mm wafer manufacturing processes, the results of our results of operations, cash flows and financial condition would be adversely affected.

        We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer at a slightly higher cost for each wafer, in part resulting in substantially reduced costs for each die. We and several of our competitors are evaluating plans to shift part or all of our semiconductor manufacturing operations to 300mm wafers, and some of our competitors have begun to shift part of all of their operations to 300mm wafers. If competitors are able to transition operations to 300mm wafers before us, we could be at a cost disadvantage. Our transition to 300mm wafer processing will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain funds from external sources. We may also experience disruptions in manufacturing operations and reduced yields during our transition to larger wafer sizes. If we are unable to successfully transition to 300mm wafer processing at the appropriate time, our results of operations, cash flows and financial condition could be adversely affected.

We face risks associated with our foreign sales and operations that could adversely affect our results of operations, cash flows and financial condition.

        Foreign sales approximated 54% of our consolidated net sales in the third quarter of 2002. In addition, we have or support manufacturing operations in Italy, Japan, Scotland and Singapore. Our foreign sales and foreign operations are subject to a variety of risks, including:

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

Disruptions in our supply of raw materials could adversely affect our results of operations, cash flows and financial position.

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

        We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs. Additionally, if production at a fabrication facility is disrupted for any reason, we may be unable to meet our customers' requirements and they may purchase products from other suppliers. The resulting loss of revenues and damage to customer relationships could be significant.

Products that do not meet specifications or that contain, or are rumored to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise adversely affect our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Substantially all of the Company's liquid investments and long-term debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as the majority of the Company's investments mature within one year. The carrying value of the Company's long-term debt was $452 million at May 30, 2002, and $531 million at August 30, 2001. The functional currency for substantially all of the Company's operations is in the U.S. dollar. The Company held aggregate cash and other assets in foreign currency valued at approximately US $192 million as of May 30, 2002, and US $239 million as of August 30, 2001 (including deferred tax assets denominated in Japanese Yen valued at approximately US $148 million as of May 30, 2002, and US $188 million as of August 30, 2001). The Company also held aggregate foreign currency liabilities valued at approximately US $412 million as of May 30, 2002, and US $453 million as of August 30, 2001 (including long-term debt denominated in Japanese Yen valued at approximately US $226 million as of May 30, 2002, and US $281 million as of August 30, 2001). Foreign currency receivables and payables are comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On August 28, 2000, the Company filed suit against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware seeking (1) relief under the federal antitrust laws for violations of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company, and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. In its suits against the Company, Rambus is seeking monetary damages and injunctive relief. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM and DDR SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction. On December 21, 2000, an appeals panel of the Court of Monza held that the Monza Court had no jurisdiction to adjudicate the matter. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. On August 10, 2001, Rambus initiated a preliminary proceeding against the Company and Assitec S.r.l. (an electronics retail store) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642. In August 2001, Rambus filed various papers seeking to add the German counterpart to European patent 1 022 642 to the pending Mannheim case. The Mannheim Court established a separate proceeding for the 1 022 642 patent. The Company is unable to predict the outcome of these suits.

        The Company received a grand jury subpoena from the U.S. District Court of the Northern District of California on June 19, 2002, seeking information regarding a Department of Justice probe into possible antitrust violations in the DRAM industry.

        On June 21, 2002, Gregory M. Nespole, on behalf of himself and all others similarly situated, filed a class action lawsuit in the U.S. District Court for the Southern District of New York against the Company, Hynix Semiconductor, Inc., Infineon Technologies, A.G. and Samsung Electronics Company, Ltd. and certain subsidiaries of each corporation. The suit alleges violations of the Sherman Act relating to the sale and pricing of memory products. The "class period" runs from December 1, 2001 through June 20, 2002. The complaint seeks treble damages for the alleged damages sustained by class members, in addition to costs and reasonable attorneys' fees. The Company is unable to predict the outcome of this suit.

Item 6. Exhibits and Reports on Form 8-K

(a)
No exhibits.

(b)
The registrant did not file any reports on Form 8-K during the fiscal quarter ended May 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc. (Registrant)
Dated:	June 28, 2002	/s/ W. G. Stover, Jr. W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES