Form 10-Q
period 2002-11-28
MICRON TECHNOLOGY INC
filed 2003-01-13
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2002

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

(208) 368-4000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

        The number of outstanding shares of the registrant's common stock as of January 8, 2003 was 607,592,779.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations
(Amounts in millions except per share amounts)
(Unaudited)

For the quarter ended	November 28, 2002	November 29, 2001
Net sales	$685.1	$423.9
Cost of goods sold	722.4	636.5

Gross margin	(37.3)	(212.6)
Selling, general and administrative	96.4	79.9
Research and development	154.5	154.5
Other operating expense	8.4	5.0

Operating loss	(296.6)	(452.0)
Interest income	6.4	17.5
Interest expense	(4.9)	(2.7)
Other non-operating income (expense)	0.6	(5.9)

Loss before income taxes	(294.5)	(443.1)
Income tax (provision) benefit	(21.4)	177.2

Net loss	$(315.9)	$(265.9)

Loss per share:
Basic	$(0.52)	$(0.44)
Diluted	(0.52)	(0.44)
Number of shares used in per share calculations:
Basic	605.2	599.2
Diluted	605.2	599.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets
(Amounts in millions except par value amounts)
(Unaudited)

As of	November 28, 2002	August 29, 2002
Assets
Cash and equivalents	$401.3	$398.2
Short-term investments	256.7	587.5
Receivables	443.5	537.9
Inventories	574.0	545.4
Prepaid expenses	46.9	35.6
Deferred income taxes	8.9	14.2

Total current assets	1,731.3	2,118.8
Intangible assets, net	312.7	317.0
Property, plant and equipment, net	4,882.4	4,699.5
Deferred income taxes	105.5	124.8
Other assets	353.3	295.3

Total assets	$7,385.2	$7,555.4

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$674.3	$554.1
Deferred income	25.4	25.5
Equipment purchase contracts	98.0	80.0
Current portion of long-term debt	95.8	93.1

Total current liabilities	893.5	752.7
Long-term debt	340.2	360.8
Other liabilities	71.8	75.3

Total liabilities	1,305.5	1,188.8

Commitments and contingencies
Redeemable common stock	61.7	60.2
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 606.5 million and 602.9 million shares, respectively	60.5	60.3
Additional capital	4,260.3	4,229.6
Retained earnings	1,695.8	2,015.5
Accumulated other comprehensive income	1.4	1.0

Total shareholders' equity	6,018.0	6,306.4

Total liabilities and shareholders' equity	$7,385.2	$7,555.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

For the quarter ended	November 28, 2002	November 29, 2001
Cash flows from operating activities
Net loss	$(315.9)	$(265.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	299.9	297.6
Provision to write down inventories to estimated market values	90.8	172.8
Loss from write-down or disposition of equipment	6.7	10.7
Loss from write-down or disposition of investments	0.4	7.4
Additional capital tax effect of stock plans	—	3.0
Change in operating assets and liabilities:
Decrease in receivables	94.1	496.9
Increase in inventories	(119.4)	(131.8)
Increase (decrease) in accounts payable and accrued expenses	35.2	(9.5)
Deferred income taxes	20.5	(164.5)
Other	(12.6)	(19.4)

Net cash provided by operating activities	99.7	397.3

Cash flows from investing activities
Expenditures for property, plant and equipment	(326.4)	(182.6)
Purchase of available-for-sale securities	(122.8)	(769.7)
Proceeds from maturities of available-for-sale securities	350.8	387.2
Proceeds from sales of available-for-sale securities	46.7	133.2
Other	(7.4)	(46.8)

Net cash used for investing activities	(59.1)	(478.7)

Cash flows from financing activities
Proceeds from issuance of common stock	28.7	23.3
Proceeds from equipment sale-leaseback transaction	25.0	—
Payments on equipment purchase contracts	(53.6)	(16.7)
Repayments of debt	(37.2)	(36.4)
Other	(0.4)	—

Net cash used for financing activities	(37.5)	(29.8)

Net increase (decrease) in cash and equivalents	3.1	(111.2)
Cash and equivalents at beginning of period	398.2	469.1

Cash and equivalents at end of period	$401.3	$357.9

Supplemental disclosures
Income taxes refunded, net	$106.3	$544.0
Interest paid, net of amounts capitalized	(7.5)	(3.6)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable	72.7	26.7
Equipment acquisitions on capital leases	24.1	—

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

        Basis of presentation:    Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor memory products. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. The Company's first quarter of fiscal 2003 and 2002 ended on November 28, 2002 and November 29, 2001, respectively. The Company's fiscal 2002 ended on August 29, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

        These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K for the year ended August 29, 2002.

        Recently issued accounting standards:    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company in the third quarter of 2003. The Company does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of disclosure requirements is effective for the Company in the second quarter of 2003. The Company does not expect the adoption of Interpretation No. 45 to have a significant impact on the Company's future results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and nullifies Emerging Issues Task Force ("EITF"), Issue No. 94-3. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company's future results of operations or financial position.

        Segment information:    The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations. The Semiconductor Operations segment's primary product is DRAM.

Supplemental Balance Sheet Information

Receivables	November 28, 2002	August 29, 2002
Trade receivables	$378.5	$370.7
Joint venture	26.5	10.5
Taxes other than income	15.9	23.9
Income taxes	13.5	122.2
Other	16.0	16.8
Allowance for doubtful accounts	(6.9)	(6.2)

	$443.5	$537.9

Inventories	November 28, 2002	August 29, 2002
Finished goods	$235.2	$257.9
Work in process	260.0	202.2
Raw materials and supplies	113.1	112.4
Allowance for obsolescence	(34.3)	(27.1)

	$574.0	$545.4

        In the first quarter of 2003, the Company recognized a write-down of $90.8 million to record work in process and finished goods inventories of semiconductor products at their estimated market values.

        In the fourth, third, second and first quarters of 2002, the Company recognized write-downs of $173.6 million, $25.9 million, $3.8 million and $172.8 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Property, Plant and Equipment	November 28, 2002	August 29, 2002
Land	$106.3	$106.3
Buildings	2,259.0	2,219.8
Equipment	6,345.0	6,024.9
Construction in progress	298.1	294.2
Software	201.0	194.6

	9,209.4	8,839.8
Accumulated depreciation	(4,327.0)	(4,140.3)

	$4,882.4	$4,699.5

        The Company's Lehi, Utah facility, the construction of which was initiated in 1995, is at present only partially utilized by the Company for component test operations. As of November 28, 2002, construction in progress included costs of $197.0 million related to its Lehi facilities, which are not ready for their intended use and are not being depreciated. Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company's operations, cash flows and alternative capacity expansion opportunities. As of November 28, 2002, the Company had assets in Lehi with a net book value of approximately $181.5 million, which were not in use but were being depreciated.

        Depreciation expense was $287.1 million and $284.8 million for the first quarter of 2003 and 2002, respectively.

Accounts Payable and Accrued Expenses	November 28, 2002	August 29, 2002
Accounts payable	$367.9	$278.9
Salaries, wages and benefits	134.9	106.2
Taxes other than income	42.4	38.6
Joint venture	40.1	52.8
Other	89.0	77.6

	$674.3	$554.1

Debt	November 28, 2002	August 29, 2002
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.2% and 2.3%, respectively	$202.0	$241.7
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due October 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $20.7 million and $22.2 million, respectively	189.3	187.8
Capital lease obligations payable in monthly installments through December 2007, weighted average imputed interest rate of 4.9% and 2.4%, respectively	44.7	24.4

	436.0	453.9
Less current portion	(95.8)	(93.1)

	$340.2	$360.8

        As of November 28, 2002, notes payable and capital lease obligations of $179.4 million and $17.2 million, respectively, were denominated in Japanese Yen and had weighted average interest rates of 1.5% and 1.8%, respectively.

        The Company has pledged $50.0 million, which is included in other noncurrent assets in the accompanying consolidated balance sheet, as cash collateral for a fully-drawn revolving line of credit for TECH Semiconductor Singapore Pte. Ltd. (See "Joint Venture" note.)

        In December 2002, the Company entered into financing arrangements aggregating $70.0 million payable in periodic installments through January 2007.

Intangible Assets

	November 28, 2002		August 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product and process technology	$328.8	$(100.6)	$320.5	$(91.5)
Joint venture supply arrangement	98.0	(23.0)	98.0	(20.6)
Other	15.0	(5.5)	15.0	(4.4)

	$441.8	$(129.1)	$433.5	$(116.5)

        During the first quarter of 2003, the Company expended $8.3 million for product and process technology with a weighted average useful life of ten years. During the first quarter of 2002, the Company expended $24.9 million for product and process technology and $3.8 million of other intangible assets with weighted average useful lives of nine and two years, respectively.

        Amortization expense for intangible assets was $12.6 million and $11.0 million for the first quarter of 2003 and 2002, respectively. Annual amortization expense for intangible assets held as of November 28, 2002 is estimated to be $50.5 million for 2003, $47.3 million in 2004, $44.0 million in 2005, $42.1 million in 2006, and $41.2 million in 2007.

Contingencies

        As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company's products or its processes infringe their product or process technology rights. The Company is currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain patents of Rambus and certain of the Company's claims and defenses. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy. The Company is unable to predict the outcome of the Rambus suits or of other assertions of infringements made against the Company. A court determination that the Company's manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

        On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry. The Company is cooperating fully with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, 23 purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or California's Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products. The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys' fees, as well as an injunction against the allegedly unlawful conduct. The Company is unable to predict the outcome of these suits. Based upon the Company's analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. A court determination that the Company has violated federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company's results of operations and financial condition.

        The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement, as appropriate, of asserted and unasserted contingencies existing as of the balance sheet date.

        The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Redeemable Common Stock

        In connection with the issuance of the 1.5 million shares of common stock for the Toshiba DRAM Acquisition, the Company granted Toshiba an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million in cash. The option expires if the closing price of the Company's common stock is at or above $45.05 per share for 20 consecutive trading days. The carrying value of the redeemable common stock is accreted to its redemption amount of $67.5 million by a charge directly to retained earnings and is included in the computations of earning per share. Accretion of redeemable common stock was $1.5 million in the first quarter of 2003. (See "Acquisition of Toshiba Corporation DRAM Assets" note.)

Income Taxes

        Income taxes for the first quarter of 2003 do not reflect any tax benefit from losses on the Company's U.S. operations and primarily reflect taxes on the Company's non-U.S. operations. During the fourth quarter of 2002, the Company recorded a valuation allowance of $347.8 million against its net deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109. Consistent with the treatment in the fourth quarter of 2002, the Company increased the valuation allowance in the first quarter of 2003 by $144.8 million against its U.S. deferred tax assets resulting from losses on the Company's U.S. operations. As of November 28, 2002, the Company's U.S. deferred tax assets consisted primarily of $1.5 billion of U.S. net operating loss carryforwards. Until the Company utilizes these operating loss carryforwards the income tax provision will only reflect modest levels of taxes from the Company's non-U.S. operations. The Company's effective tax rate excluding the valuation allowance, approximating 42% in the first quarter of 2003, primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of income at non-U.S. tax rates.

Earnings (Loss) Per Share

        Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options and warrants. The potential common shares that were antidilutive for the first quarter of 2003 and 2002 amounted to 120.8 million shares and 64.7 million shares, respectively. Basic and diluted earnings per share computations reflect the effect of accretion of redeemable common stock.

	Quarter ended
	November 28, 2002	November 29, 2001
Net loss	$(315.9)	$(265.9)
Redeemable common stock accretion	(1.5)	—

Net loss available to common shareholders	$(317.4)	$(265.9)

Weighted average common shares outstanding	605.2	599.2

Loss per share:
Basic	$(0.52)	$(0.44)
Diluted	(0.52)	(0.44)

Comprehensive Income (Loss)

        Comprehensive loss for the first quarter of 2003 and 2002 was $315.5 million and $260.4 million, respectively, and included $0.4 million and $5.5 million net of tax, respectively, of net unrealized gains on investments.

Acquisition of Toshiba Corporation DRAM Assets

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

Joint Venture

        TECH Semiconductor Singapore Pte. Ltd. ("TECH") is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $60.6 million and $26.0 million for the first quarter of 2003 and 2002, respectively. In 2000, as part of an equity capital infusion by the majority of TECH's shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement. The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders' agreement. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.4 million and $2.6 million for the first quarter of 2003 and 2002, respectively. Receivables from TECH were $26.5 million and payables to TECH were $40.1 million as of November 28, 2002. Receivables from TECH were $10.5 million and payables to TECH were $52.8 million as of August 29, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") principally design, develop, manufacture and market semiconductor products.

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Critical Accounting Policies—Income Taxes" and "Income Taxes" regarding the modest levels of taxes from the Company's non-U.S. operations; in "Gross Margin" regarding the estimated amount of write-down remaining in inventory at the end of the second quarter of 2003, relative gross margins on TECH products in the second quarter of 2003, and timing of the Company's transition of product and process technology into its Virginia facility; in "Research and Development" regarding the level of research and development expense in future periods and "Liquidity and Capital Resources" regarding capital spending in 2003. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company's Annual Report on Form 10-K for the year ended August 29, 2002. All period references are to the Company's fiscal periods unless otherwise indicated. All per share amounts are presented on a diluted basis.

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

        Income taxes:    The Company established a valuation allowance against its deferred tax assets arising from net operating loss carryforwards of its U.S. operations. The Company expects that until it utilizes these operating loss carryforwards the consolidated income tax provision will only reflect modest levels of taxes from the Company's non-U.S. operations. The Company evaluates the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company's performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. The Company's ability to realize deferred tax assets is dependent on its ability to generate future taxable income sufficient to utilize loss carryforwards or tax credits before their expiration. In the evaluation of realizability of deferred tax assets, factors such as recent losses are given substantially more weight than forecasted future profitability.

        The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous jurisdictions around the world. Such estimates involve interpretations of regulations and are inherently very complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

        Inventories:    Inventories are stated at the lower of average cost or market value. Cost includes labor, material and overhead costs, including product and process technology costs. Determining market value of inventories involves judgment in that it requires the Company to project average selling prices, sales volumes for future periods and completion costs for products in work in process inventories. To project average selling prices and sales volumes for future periods, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information. When these analyses reflect market values that are below the Company's costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold. Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes. As a result, the timing of when product costs are charged to operations can vary significantly.

        U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values. The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. A majority of the Company's inventory has been categorized as volatile (DRAM and SRAM) or non-volatile (Flash). The major characteristics the Company considers in determining inventory categories are product type and markets.

        Product and process technology:    Costs incurred to acquire product and process technology or to patent technology developed by the Company are capitalized and amortized on a straight-line basis over periods currently ranging up to 10 years. The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patent issuance rates. Capitalized product and process technology costs are amortized over the shorter of (i) the estimated useful life of the technology, (ii) the patent term or (iii) the term of the technology agreement.

        Property, plant and equipment:    The Company reviews the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an individual asset or groups of assets may not be recoverable from the estimated future cash flows expected to result from their use and/or eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the indicated fair value of the assets. The estimation of future cash flows involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company's products and future sales volumes.

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

        Contingencies:    The Company is subject to the possibility of various loss contingencies. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company has accrued a liability and charged operations for the estimated cost to resolve certain litigation and other contingency matters. The Company regularly evaluates current information available to determine whether such accruals should be adjusted.

Results of Operations

	First Quarter				Fourth Quarter
	2003	% of net sales	2002	% of net sales	2002	% of net sales
Net sales	$685.1	100.0%	$423.9	100.0%	$748.0	100.0%
Gross margin	(37.3)	(5.4)%	(212.6)	(50.2)%	(209.2)	(28.0)%
Selling, general and administrative	96.4	14.1%	79.9	18.8%	95.9	12.8%
Research and development	154.5	22.6%	154.5	36.4%	136.5	18.2%
Operating loss	(296.6)	(43.3)%	(452.0)	(106.6)%	(467.6)	(62.5)%

        Results of operations include charges of $91 million for the first quarter of 2003, $173 million for the first quarter of 2002 and $174 million for the fourth quarter of 2002, for write-downs of inventories to their estimated market values. Absent the effect of these write-downs and the estimated offsetting effects of previous write-downs of products sold in these quarters, the Company's operating loss would have been $345 million for the first quarter of 2003, $592 million for the first quarter of 2002 and $337 million for the fourth quarter of 2002.

        Results of operations for the first quarter of 2002 do not reflect the assets of Toshiba Corporation's ("Toshiba") DRAM operations at Dominion Semiconductor L.L.C. in Virginia, which were acquired on April 22, 2002. The total purchase price of $328 million included cash and 1.5 million shares of the Company's common stock. (See "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Acquisition of Toshiba Corporation DRAM Assets.")

  Net Sales

        Net sales for the first quarter of 2003 decreased by 8% as compared to the fourth quarter of 2002 as a result of a 12% decrease in average selling prices for the Company's semiconductor memory products. The decrease in average selling prices reflects a decrease in average selling prices for the Company's Synchronous DRAM ("SDRAM") products, partially offset by an increase in the average selling prices for the Company's Double Data Rate ("DDR") SDRAM products. SDRAM products had generally lower selling prices than DDR SDRAMs in the first quarter of 2003. SDRAM products constituted approximately 60% of the first quarter sales as measured in megabits resulting in reduced inventories of SDRAM devices. First quarter sales as measured in dollars was comprised of 50% DDR SDRAM and 44% SDRAM as compared to 34% DDR SDRAM and 58% SDRAM in the fourth quarter of 2002. Overall megabit sales volumes increased by 3% comparing the first quarter to the immediately preceding quarter.

        Net sales for the first quarter of 2003 increased by 62% compared to the first quarter of 2002, primarily due to a 52% increase in average selling prices for the Company's semiconductor memory products and a 6% increase in total megabits of memory sold. The increase in average selling prices reflects generally higher prices for DRAM products as well as the Company's transition from SDRAM to higher priced DDR SDRAM.

  Gross Margin

        The Company's gross margin has been significantly impacted by the timing of inventory write-downs. In recent periods, average selling prices for the Company's semiconductor products have been below manufacturing costs, and accordingly the Company's results of operations, cash flows and financial condition have been adversely affected. To the extent the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventory to these estimated market values. In each of the last seven quarters, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values. As these charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs. The following table sets forth the estimated effects on gross margin from inventory write-downs:

	First Quarter				Fourth Quarter
	2003	% of net sales	2002	% of net sales	2002	% of net sales
Gross margin:
As reported	$(37.3)	(5.4)%	$(212.6)	(50.2)%	$(209.2)	(28.0)%
Absent quarter-end write-downs and the estimated effect of previous write-downs	$(85.4)	(12.5)%	$(352.2)	(83.1)%	$(78.6)	(10.5)%

        The Company's gross margin for the first quarter of 2003 improved as compared to the fourth quarter of 2002 primarily due to the effects of inventory write-downs. Absent the effects of inventory write-downs, the gross margin for the first quarter of 2003 decreased slightly as compared to the fourth quarter of 2002 primarily due to the 12% decrease in average selling prices for the Company's semiconductor memory products. The improvement in gross margin for the first quarter of 2003 as compared to the first quarter of 2002 was primarily due to the 52% increase in average selling prices.

        Substantially all of the $91 million inventory write-down in the first quarter of 2003 was attributable to SRAM, Flash and SDRAM products. The write-down of SRAM and Flash products, which constituted approximately 60% of the inventory write-down, was necessitated by the extended downturn in the telecommunications and networking markets. Of the cumulative inventory write-downs recognized in the last seven quarters, the Company estimates that approximately $190 million is associated with product remaining in inventory as of November 28, 2002. The Company estimates that approximately half of this amount will remain in inventory at the end of the second quarter of 2003. In addition to the inventory write-down, the Company also recorded a $12 million obsolescence charge during the first quarter of 2003 on older Extended Data Output ("EDO") DRAM.

        Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture memory manufacturing operation, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied approximately 25% of the total megabits of memory produced by the Company in the first quarter of 2003, the first quarter of 2002 and the fourth quarter of 2002. The Company generally purchases semiconductor products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on products manufactured by TECH. The Company also provides certain technology, engineering, and training support to TECH. All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

        Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company's wholly-owned facilities. The Company realized significantly higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in the first quarter of 2003 and 2002. The Company expects gross margins on sales of TECH products in the second quarter of 2003 to be higher than gross margins realized on products manufactured by the Company's wholly-owned operations.

        A limited amount of the Company's production for the first quarter of 2003 was attributable to its Virginia facility. Transition to the Company's product and process technology in the Virginia facility will be completed in the second quarter of fiscal 2003. The Company expects a limited quantity of wafers using trench technology will be produced through the third quarter of 2003 to utilize equipment acquired by the Company in the acquisition of its Virginia facility.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense was flat for the first quarter of 2003 as compared to the fourth quarter of 2002. SG&A expense increased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to increased legal costs. (See "Notes to Financial Statements—Contingencies.")

  Research and Development

        Research and development ("R&D") expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. Product development costs are recorded as R&D expense. Development of a product is deemed complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers. R&D expense for the first quarter of 2003 was $155 million, representing a 13% increase as compared to the fourth quarter of 2002. The Company expects R&D expense for fiscal 2003 to approximate $675 million.

        The Company's DRAM process technology research and development efforts are focused on its .11µ and .095µ line-width process technologies, which are designed to facilitate the Company's transition to next generation products. Additional process development work includes processes to support Flash, SRAM, CMOS imagers, Content Addressable Memory ("CAM"), embedded memory and new memory materials. In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology. Efforts towards the design and development of new products are concentrated on the Company's 512 Meg and 1 Gig DDR SDRAMs, DDRII and GDDRIII SDRAMs, Flash and SRAM memory products, CellularRAM, embedded memory, CAM, CMOS imagers and advanced DRAM technology products. R&D expense also reflects the cost of the Company's 300-millimeter ("300mm") pilot line.

  Income Taxes

        In contrast to the first quarter of 2002, income taxes for the first quarter of 2003 do not reflect any tax benefit from losses on the Company's U.S. operations and primarily reflect taxes on the Company's non-U.S. operations. During the fourth quarter of 2002, the Company recorded a valuation allowance of $348 million against its net deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109. Consistent with the treatment in the fourth quarter of 2002, the Company increased the valuation allowance in the first quarter of 2003 by $145 million against its U.S. deferred tax assets resulting from losses on the Company's U.S. operations. As of November 28, 2002, the Company's U.S. deferred tax assets consisted primarily of $1.5 billion of U.S. net operating loss carryforwards. Until the Company utilizes these operating loss carryforwards the income tax provision will only reflect modest levels of taxes from the Company's non-U.S. operations. The Company's effective tax rate excluding the valuation allowance, approximating 42% in the first quarter of 2003, primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of income at non-U.S. tax rates.

Recently Issued Accounting Standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company in the third quarter of 2003. The Company does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of disclosure requirements is effective for the Company in the second quarter of 2003. The Company does not expect the adoption of Interpretation No. 45 to have a significant impact on the Company's future results of operations or financial position.

        In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. The adoption of SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company's future results of operations or financial position.

Liquidity and Capital Resources

        As of November 28, 2002, the Company had cash and short-term investments totaling $658 million. In addition, other noncurrent assets on the Company's consolidated balance sheet include marketable investment securities with maturities of more than one year with market values of $215 million as of November 28, 2002, and $160 million as of August 29, 2002. During the first quarter of 2003, cash and marketable investment securities declined by $273 million, as the Company spent $326 million for property, plant and equipment and received income tax refunds of $109 million. The Company's liquidity is highly dependent on overall industry demand for semiconductor memory and average selling prices for its semiconductor products.

        In the first quarter of 2003, the Company received $25 million in financing proceeds and in December 2002, the Company received $70 million in financing proceeds which are payable in periodic installments through January 2007.

        The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company expects capital spending to approximate $1 billion in 2003 depending on market conditions. These capital spending estimates include expenditures for ongoing equipment upgrades, expenditures to transition the Company's Virginia facility to the Company's process technology and expenditures for its 300mm pilot line. As of November 28, 2002, the Company had commitments extending into 2004 of approximately $320 million for the acquisition of property, plant and equipment.

        The Company has historically utilized external sources of financing to fund a portion of operations and since April 2000 has had a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities for up to $1 billion. The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement, by increasing the size of the existing shelf registration statement or pursuing other external sources of financing.

        In connection with the acquisition of the Virginia facility, the Company issued 1.5 million shares of common stock. The Company granted Toshiba an option to require Micron to repurchase on October 21, 2003, all of these shares for $68 million cash. The option expires if the closing price of the Company's common stock is at or above $45.05 per share for 20 consecutive trading days.

        TECH's existing credit facility expires in December 2003, and TECH is currently seeking external financing of approximately $250 million to replace its maturing loans and fund ongoing operations which may require additional support to be provided by TECH's shareholders. The Company has pledged $50 million, which is included in other noncurrent assets in the Company's consolidated balance sheet, as cash collateral for TECH's fully-drawn revolving line of credit.

        As of November 28, 2002, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases
2003	$45.2	$13.1	$8.3
2004	55.5	15.2	7.4
2005	21.9	6.9	5.7
2006	232.0	6.2	3.8
2007	22.0	8.4	3.3
2008 and thereafter	35.4	—	27.2

Certain Factors

        In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our semiconductor products do not exceed our costs, we expect to incur losses.

        Average selling prices for our semiconductor products decreased by 12% in the first quarter of 2003 as compared to the fourth quarter of 2002. In five of the last six fiscal years, we experienced the following decreases in average selling prices for our semiconductor products: 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997. We are unable to predict pricing conditions for any future period.

        In recent quarters, average selling prices for our semiconductor products have been below our manufacturing costs. If average selling prices are below costs in future periods, we expect to continue to incur losses on product sales and for our results of operations, cash flows and financial condition to be adversely affected. To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we recognize a charge against operations to write down the carrying value of inventory to market value.

If average selling prices of semiconductor products do not improve, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

        Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per megabit manufacturing costs. In recent quarters, average selling prices have been below our manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in facilities and capital equipment, research and development, and product and process technology. Weak market conditions for the semiconductor industry have led us to significantly reduce actual and projected expenditures. If average selling prices do not improve, we may not be able to generate sufficient cash flows to fund our operations or make adequate capital investments. We have historically utilized external sources of financing. However, depending on general market and economic conditions or other factors, we may not be able to access capital markets for sufficient funds on acceptable terms.

Increased worldwide DRAM production or lack of demand for semiconductor products could lead to further declines in average selling prices for DRAM or limit our ability to sell our products.

        The transition to smaller geometries and 300 millimeter ("300mm") wafers in the industry, which is expected to occur within the next two to five years, could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production. Some of our competitors may receive government support to withstand downturns in the semiconductor memory market and to invest in technology resulting in increased worldwide supply. Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition. In addition, if a lack of demand for semiconductor products limits our ability to sell our inventory, our liquidity and financial position could be adversely affected.

Depressed pricing for semiconductor memory products may lead to future inventory write-downs.

        We recorded an inventory write-down of $91 million in the first quarter of 2003, and we recorded inventory write-downs totaling $376 million in 2002 and $727 million in 2001 as a result of the significant decreases in average selling prices for our semiconductor memory products. To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we recognize a charge to cost of goods sold to write down the carrying value of inventory to market value.

If the growth rate of either PCs sold or the amount of semiconductor memory included in each PC decreases, sales of our semiconductor products could decrease.

        We are dependent on the personal computer ("PC") market as most of the semiconductor products we sell are used in PCs or peripheral products. DRAMs are the most widely used semiconductor components in PCs. In recent years, the growth rate of PCs sold has slowed or declined. If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our semiconductor products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

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

        Approximately 80% of the Company's sales of semiconductor products for the first quarter of 2003 was to the computer market. Aggregate sales to two of our PC customers approximated 27% of our net sales in the first quarter of 2003. If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

        TECH supplied approximately 25% of our total megabits of memory produced in the first quarter of 2003, the first quarter of 2002 and the fourth quarter of 2002. We have agreements to purchase all of the production from TECH subject to specific terms and conditions. Any reduction in supply could adversely affect our results of operations, cash flows and financial condition. TECH's existing credit facility expires in December 2003, and TECH is currently seeking external financing to replace its maturing loans and fund ongoing operations, which may require additional support to be provided by TECH's shareholders. If TECH's financing efforts are unsuccessful, we and other TECH shareholders may be requested to invest additional capital in TECH. If TECH is unable to obtain new financing or additional capital from its shareholders, it would likely have to discontinue capital spending and may have to alter its operations. We have pledged $50 million as cash collateral for TECH's fully-drawn revolving line of credit. As of November 28, 2002, we had remaining unamortized costs of $75 million included in intangible assets relating to the supply arrangement to purchase product from TECH. In the event that our supply of semiconductor products from TECH is reduced or eliminated, the Company may be required to write off part or all of these assets and the Company's results of operations could be adversely affected.

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

        Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates. Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by:

  •
  our ability to successfully implement product and process technology upgrades,

  •
  our manufacturing wafer output or yields, which may decrease as we implement more complex technologies, including our transition to 300mm wafer processing, and

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our results of operations may be adversely affected.

        In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. We currently offer customers a variety of memory products including DDR SDRAM, SDRAM, Flash and SRAM. In addition, we are designing and developing other semiconductor products, including DDR II, GDDR III, reduced latency DRAM ("RLDRAM"), CellularRAM and ternary content addressable memory ("TCAM") as well as CMOS imaging sensors.

        We need to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of semiconductor products. If we are unable to invest sufficient resources to meet the diverse memory needs of customers, we may lose market share. In addition, as we diversify our product lines we may encounter difficulties penetrating certain markets, particularly markets where we do not have existing customers. If we are unable to respond to customer demand for market diversification in a cost-effective manner, our results of operations may be adversely affected.

An adverse determination that our products and processes infringe the intellectual property rights of others could adversely affect our results of operations, cash flows and financial condition.

        As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or processes infringe their product or process technology rights. We are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. On August 28, 2000, we filed a declaratory judgment action against Rambus in the U.S. District Court for the District of Delaware. On February 1, 2001, we amended our complaint. Pursuant to our amended complaint, we are seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment that (a) certain Rambus patents are not infringed, are invalid and/or are unenforceable, (b) we have an implied license to Rambus' patents, and (c) Rambus is estopped from enforcing its patents against us because of its conduct in the Joint Electron Device Engineering Council standards setting body; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an answer and counterclaim denying that we are entitled to relief and has alleged willful infringement by us of eight Rambus patents. In addition, Rambus has filed lawsuits against the Company in Italy, Germany, France and the United Kingdom alleging infringement of certain Rambus European patents. We are unable to predict the outcome of the Rambus suits or of other assertions of infringement that have been made, or may in the future be made against us. A court determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

        On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry. We are cooperating fully with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, 23 purported class action lawsuits were filed against us and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or California's Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products. The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys' fees, as well as an injunction against the allegedly unlawful conduct. There can be no assurance that additional purported class action lawsuits will not be filed against us, either within or without the United States. We are unable to predict the outcome of these suits. Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. A court determination that the Company has violated federal or state antitrust laws could result in significant liability and could have a material adverse effect on our results of operations and financial condition.

We may face difficulties integrating our newly acquired Virginia facility.

        On April 22, 2002, we acquired substantially all the assets of Toshiba's DRAM business as conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia. The success of these operations is partially dependent on our ability to operate them in a cost-effective manner. There can be no assurance that we will successfully integrate these operations and operate them in a cost-effective manner. Until we are able to complete the transition of our product and process technology and also significantly ramp production at the Virginia facility, we expect that the per megabit costs associated with products manufactured at the facility will exceed the per megabit costs of products manufactured at our other facilities. There can be no assurance that we will be successful in achieving the same level of manufacturing efficiencies in the Virginia facility as has been achieved in our other manufacturing facilities.

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

If we are unable to successfully transition our operations to 300mm wafer manufacturing processes, our results of operations, cash flows and financial condition could be adversely affected.

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

        Sales to customers outside the United States approximated 57% of our consolidated net sales in the first quarter of 2003. In addition, we have or support manufacturing operations in Italy, Japan, Scotland and Singapore. Our international sales and operations are subject to a variety of risks, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Substantially all of the Company's liquid investments and debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of liquid investments is minimal as the majority of the Company's investments mature within one year. The carrying value of the Company's debt was $436 million at November 28, 2002, and $454 million at August 29, 2002. The functional currency for substantially all of the Company's operations is the U.S. dollar. The Company held aggregate cash and other assets in foreign currency valued at approximately U.S. $204 million as of November 28, 2002, and U.S. $220 million as of August 29, 2002 (including deferred tax assets denominated in Japanese Yen valued at approximately U.S. $145 million as of November 28, 2002 and U.S. $165 million as of August 29, 2002). The Company also held aggregate foreign currency liabilities valued at approximately U.S. $456 million as of November 28, 2002, and U.S. $434 million as of August 29, 2002, (including debt denominated in Japanese Yen valued at approximately U.S. $197 million as of November 28, 2002, and U.S. $233 million as of August 29, 2002). Foreign currency receivables and payables are comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

Item 4. Controls and Procedures

        As of a date within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses noted during the evaluation, and therefore no corrective actions were taken.

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

        On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California as part of an investigation by the Antitrust Division of the U.S. Department of Justice ("DOJ") regarding possible antitrust violations in the semiconductor memory market known as the "Dynamic Random Access Memory" or "DRAM" industry. The Company is cooperating fully with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers. Sixteen cases were filed between June 21, 2002 and September 19, 2002 in the following federal district courts: one in the Southern District of New York, five in the District of Idaho, and ten in the Northern District of California. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001. The complaints allege price-fixing in violation of the Sherman Act and seek treble damages in unspecified amounts, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. On September 26, 2002, the Judicial Panel on Multi-District Litigation ("JPML") held a hearing and subsequently ordered that the foregoing federal cases be transferred to the U.S. District Court for the Northern District of California (San Francisco) for coordinated or consolidated pretrial proceedings. Seven additional cases were filed between August 2, 2002 and October 30, 2002 in the following California state superior courts: four in San Francisco County, one in Santa Clara County, one in Los Angeles County, and one in Humbolt County. Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001. The complaints allege violations of California's Cartwright Act and Unfair Competition Law and unjust enrichment and seek treble damages in unspecified amounts, restitution, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. In response to a petition filed by one of the plaintiffs, a judge appointed by the Judicial Council of California subsequently ordered that the foregoing state cases be coordinated for pretrial purposes and recommended that they be transferred to San Francisco County Superior Court for coordinated or consolidated pretrial proceedings. The Company is unable to predict the outcome of these suits. Based upon the Company's analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. A court determination that the Company has violated federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company's results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Shareholders

        The registrant's 2002 Annual Meeting of Shareholders was held on November 26, 2002. At the meeting, the following items were submitted to a vote of the shareholders:

  (a)
  The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person's successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld
Steven R. Appleton	492,482,922	52,815,219
James W. Bagley	537,485,181	7,812,960
Robert A. Lothrop	487,339,677	57,958,464
Thomas T. Nicholson	487,438,419	57,859,722
Don J. Simplot	486,993,276	58,304,865
Gordon C. Smith	487,208,152	58,089,989
William P. Weber	487,529,510	57,768,631
  (b)
  The proposal by the Company to approve an amendment to the Company's 1989 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 was approved with 535,461,521 votes in favor, 6,862,070 votes against, 2,974,550 abstentions and 0 broker non-votes.

  (b)
  The proposal by the Company to approve an amendment to the Company's 2001 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 20,000,000 was approved with 343,145,174 votes in favor, 198,699,883 votes against, 3,453,084 abstentions and 0 broker non-votes.

  (c)
  The ratification and appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending August 28, 2003, was approved with 476,912,875 votes in favor, 65,174,856 votes against, 3,210,410 abstentions and 0 broker non-votes.

  (d)
  The proposal by a shareholder regarding the election of directors to the Company's Board was not approved with 101,708,441 votes in favor, 320,394,191 votes against, 29,474,088 abstentions and 93,721,421 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following are filed as a part of this report:

Exhibit Number	Description of Exhibit
10.112	Forms of Severance Agreement (1)
10.120	Forms of Agreement and Amendment to Severance Agreement between the Company and its Executive Officers (2)
10.128	Nonstatutory Stock Option Plan, as amended
10.129	1997 Nonstatutory Stock Option Plan, as amended
10.132	1998 Nonstatutory Stock Option Plan, as amended
10.139	1989 Employee Stock Purchase Plan, as amended
10.151	2001 Stock Option Plan, as amended
10.152	2002 Employment Inducement Stock Option Plan
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 1996.

(2)
Incorporated by Reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997.

(b)
The Company filed a Form 8-K on October 15, 2002, submitting the Statements under Oath of the Principal Executive Office and the Principal Financial Officer in accordance with the Securities and Exchange Commission's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)
Dated: January 13, 2003	/s/ W. G. STOVER, JR. Wilbur G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

        I, Steven R. Appleton, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Micron Technology, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: January 13, 2003

/s/ STEVEN R. APPLETON Steven R. Appleton Chief Executive Officer

CERTIFICATION

        I, Wilbur G. Stover, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Micron Technology, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: January 13, 2003

/s/ W. G. STOVER, JR. Wilbur G. Stover, Jr. Chief Financial Officer

QuickLinks

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Statements of Operations (Amounts in millions except per share amounts) (Unaudited)
Consolidated Balance Sheets (Amounts in millions except par value amounts) (Unaudited)
Consolidated Statements of Cash Flows (Amounts in millions) (Unaudited)
MICRON TECHNOLOGY, INC. Notes to Consolidated Financial Statements (All tabular amounts in millions except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION