Form 10-Q
period 2003-02-27
MICRON TECHNOLOGY INC
filed 2003-04-14
CIK 723125

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2003

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

(208) 368-4000

(Registrant’s telephone number, including area code)

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

Yes  ☒           No ☐

The number of outstanding shares of the registrant’s common stock as of April 8, 2003, was 608,643,469.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Six months ended
	February 27, 2003	February 28, 2002	February 27, 2003	February 28, 2002

Net sales	$785.0	$645.9	$1,470.1	$1,069.8
Cost of goods sold	1,008.9	502.9	1,731.3	1,139.4
Gross margin	(223.9)	143.0	(261.2)	(69.6)

Selling, general and administrative	92.4	79.3	188.8	159.2
Research and development	174.1	135.9	328.6	290.4
Restructure charge	107.9	—	107.9	—
Other operating (income) expense	2.3	(13.2)	10.7	(8.2)
Operating loss	(600.6)	(59.0)	(897.2)	(511.0)

Interest income	4.7	14.6	11.1	32.1
Interest expense	(7.8)	(4.0)	(12.7)	(6.7)
Other non-operating income (expense)	2.1	(2.3)	2.7	(8.2)
Loss before taxes	(601.6)	(50.7)	(896.1)	(493.8)

Income tax (provision) benefit	(17.6)	20.3	(39.0)	197.5
Net loss	$(619.2)	$(30.4)	$(935.1)	$(296.3)

Loss per share:
Basic	$(1.02)	$(0.05)	$(1.55)	$(0.49)
Diluted	(1.02)	(0.05)	(1.55)	(0.49)

Number of shares used in per share calculations:
Basic	607.2	600.5	606.2	599.8
Diluted	607.2	600.5	606.2	599.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets

(Amounts in millions except par value amounts)

(Unaudited)

As of	February 27, 2003	August 29, 2002

Assets
Cash and equivalents	$915.1	$398.2
Short-term investments	290.8	587.5
Receivables	482.6	537.9
Inventories	367.9	545.4
Prepaid expenses	44.3	35.6
Deferred income taxes	7.4	14.2
Total current assets	2,108.1	2,118.8
Intangible assets, net	293.1	317.0
Property, plant and equipment, net	4,653.2	4,699.5
Deferred income taxes	96.7	124.8
Other assets	185.3	295.3
Total assets	$7,336.4	$7,555.4

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$621.8	$554.1
Deferred income	18.5	25.5
Equipment purchase contracts	116.2	80.0
Current portion of long-term debt	109.0	93.1
Total current liabilities	865.5	752.7
Long-term debt	1,030.6	360.8
Other liabilities	80.9	75.3
Total liabilities	1,977.0	1,188.8

Commitments and contingencies

Redeemable common stock	63.3	60.2

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 607.6 million and 602.9 million shares	60.6	60.3
Additional capital	4,160.1	4,229.6
Retained earnings	1,075.0	2,015.5
Accumulated other comprehensive income	0.4	1.0
Total shareholders’ equity	5,296.1	6,306.4
Total liabilities and shareholders’ equity	$7,336.4	$7,555.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(Amounts in millions)

(Unaudited)

For the six months ended	February 27, 2003	February 28, 2002

Cash flows from operating activities
Net loss	$(935.1)	$(296.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	610.1	588.5
Restructure and other charges	115.7	—
Provision to write down inventories to estimated market values	288.2	176.6
Loss from write-down or disposition of equipment	11.6	17.1
Loss (gain) from write-down or disposition of investments	(0.7)	9.6
Additional capital tax effect of stock plans	—	8.2
Change in operating assets and liabilities:
Decrease in receivables	55.0	330.5
Increase in inventories	(125.2)	(232.2)
Increase (decrease) in accounts payable and accrued expenses	64.8	(62.4)
Deferred income taxes	37.0	(198.7)
Other	3.9	(24.9)
Net cash provided by operating activities	125.3	316.0

Cash flows from investing activities
Expenditures for property, plant and equipment	(545.7)	(323.0)
Purchase of available-for-sale securities	(319.7)	(1,110.6)
Proceeds from maturities of available-for-sale securities	533.0	1,099.3
Proceeds from sales of available-for-sale securities	241.6	322.7
Proceeds from sales of property, plant and equipment	4.8	0.9
Other	(21.8)	(54.2)
Net cash used for investing activities	(107.8)	(64.9)

Cash flows from financing activities
Proceeds from issuance of debt	667.5	—
Proceeds from equipment sale-leaseback transactions	60.6	—
Proceeds from issuance of common stock	37.6	43.4
Purchase of call spread options	(109.1)	—
Payments on equipment purchase contracts	(90.1)	(40.0)
Repayments of debt	(50.1)	(45.7)
Debt issuance costs	(17.1)	—
Other	0.1	—
Net cash provided by (used for) financing activities	499.4	(42.3)

Net increase in cash and equivalents	516.9	208.8
Cash and equivalents at beginning of period	398.2	469.1
Cash and equivalents at end of period	$915.1	$677.9

Supplemental disclosures
Income taxes refunded, net	$104.9	$538.6
Interest paid, net of amounts capitalized	(8.2)	(4.6)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	188.7	47.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

Basis of presentation:  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) principally design, develop, manufacture and market semiconductor products.  All significant intercompany accounts and transactions have been eliminated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second quarter of fiscal 2003 and 2002 ended on February 27, 2003, and February 28, 2002, respectively.  The Company’s fiscal 2002 ended on August 29, 2002.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended August 29, 2002.

Recently issued accounting standards:  In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The Company is required to adopt the interpretation in the first quarter of 2004 for variable interest entities acquired before February 1, 2003.  The Company is currently assessing the impact of Interpretation No. 46 on its results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for the Company in the third quarter of 2003.  The Company does not expect to effect a voluntary change in accounting to the fair value based method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Company’s future results of operations or financial position.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.

Product warranty:  The Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery.  Under the Company’s general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances the Company may provide more extensive limited warranty coverage and general legal principles may, under certain circumstances, impose upon the Company more extensive liability than that provided under the Company’s general terms and conditions.  The Company’s warranty obligations are not material.

Supplemental Balance Sheet Information

Receivables	February 27, 2003	August 29, 2002

Trade receivables	$422.1	$370.7
Joint venture	31.7	10.5
Taxes other than income	15.9	23.9
Income taxes	12.5	122.2
Other	7.2	16.8
Allowance for doubtful accounts	(6.8)	(6.2)
	$482.6	$537.9

Inventories	February 27, 2003	August 29, 2002

Finished goods	$148.5	$257.9
Work in process	132.1	202.2
Raw materials and supplies	114.1	112.4
Allowance for obsolescence	(26.8)	(27.1)
	$367.9	$545.4

In the second and first quarters of 2003, the Company recognized write-downs of $197.4 million and $90.8 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Property, Plant and Equipment	February 27, 2003	August 29, 2002

Land	$106.4	$106.3
Buildings	2,287.3	2,219.8
Equipment	6,348.4	6,024.9
Construction in progress	239.5	294.2
Software	197.8	194.6
	9,179.4	8,839.8
Accumulated depreciation	(4,526.2)	(4,140.3)
	$4,653.2	$4,699.5

Depreciation expense was $297.3 million and $584.4 million for the second quarter and first six months of 2003, respectively, and $278.5 million and $563.3 million in the second quarter and first six months of 2002, respectively.

As part of a restructure plan announced in the second quarter of 2003, the Company recorded an impairment charge of $53.9 million to write down the carrying value of certain assets consisting primarily of assets used in the Company’s 200 mm production line in Virginia.  Prior to the charge, these assets had a carrying value of $77.3 million.  These assets are classified as held for sale and are included in other assets in the accompanying consolidated balance sheet.  (See “Restructure and Other Charges” note.)

The Company’s Lehi, Utah facility, the construction of which was initiated in 1995, is at present only partially utilized by the Company for component test operations.  Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.  As of February 27, 2003, construction in progress included costs of $197.1 million related to certain assets in Lehi, which were not ready for their intended use and were not being depreciated.  As of February 27, 2003, the Company had assets in Lehi with a net book value of approximately $179.9 million, which were not in use but were being depreciated.

Accounts Payable and Accrued Expenses	February 27, 2003	August 29, 2002

Accounts payable	$295.4	$278.9
Salaries, wages and benefits	114.0	106.2
Joint venture	46.1	52.8
Taxes other than income	31.8	38.6
Restructure charge	30.0	—
Other	104.5	77.6
	$621.8	$554.1

Debt	February 27, 2003	August 29, 2002

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$632.5	$—
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.4% and 2.3%	237.3	241.7
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $19.1 million and $22.2 million	190.9	187.8
Capital lease obligations payable in monthly installments through December 2007, weighted average imputed interest rate of 5.6% and 2.4%	78.9	24.4
	1,139.6	453.9
Less current portion	(109.0)	(93.1)
	$1,030.6	$360.8

As of February 27, 2003, notes payable and capital lease obligations of $187.2 million and $18.6 million, respectively, were denominated in Japanese Yen and had weighted average interest rates of 1.5% and 1.8%, respectively.

In February 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes due February 1, 2010 (the “Notes”).  The issuance costs associated with the Notes totaled approximately $16.5 million and the net proceeds to the Company from the offering of the Notes were $616.0 million.  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the notes at any time after February 6, 2006 at declining premiums to par.

Concurrent with the issuance of the Notes, the Company purchased call spread options (the “Call Spread Options”) covering 53.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the Notes in full.  The Call Spread Options, have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company’s option either in cash or net shares and expire on January 29, 2008.  The maximum benefit to the Company from the Call Spread Options is a cash amount of $343.4 million or 18.9 million shares.  The Call Spread Options therefore have the potential of limiting the dilution associated with the conversion of the Notes from 53.7 million shares to as few as 34.8 million shares, depending upon market conditions. The Call Spread Option transactions, including fees and costs of $109.1 million, are accounted for as capital transactions.

The Call Spread Options are designed to mitigate dilution from conversion of the Notes in the event that the market price per share of the Company’s common stock upon exercise of the Call Spread Options is greater than $11.79.  Settlement of the Call Spread Options in cash on January 29, 2008, the expiration date, would result in the

Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company’s common stock were at or above $18.19.  Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares, not to exceed 18.9 million shares, of the Company’s common stock with a value equal to the amount otherwise receivable on cash settlement.  Should there be an early unwind of the Call Spread Options the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.

Intangible Assets

	February 27, 2003		August 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Product and process technology	$317.0	$(104.6)	$320.5	$(91.5)
Joint venture supply arrangement	98.0	(25.4)	98.0	(20.6)
Other	14.7	(6.6)	15.0	(4.4)
	$429.7	$(136.6)	$433.5	$(116.5)

During the first six months of 2003, the Company expended $17.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of nine and three years, respectively.  During the first six months of 2002, the Company expended $31.5 million for product and process technology and $3.8 million for other intangible assets with weighted average useful lives of nine and two years, respectively.  As part of a restructure plan announced in the second quarter of 2003, the Company wrote off $16.1 million of product and process technology and $2.5 million of other intangible assets associated with discontinued products.  (See “Restructure and Other Charges” note.)

Amortization expense for intangible assets was $13.0 million and $25.6 million for the second quarter and first six months of 2003, respectively, and $11.5 million and $22.5 million for the second quarter and first six months of 2002, respectively.  Annual amortization expense for intangible assets held as of February 27, 2003, is estimated to be $49.7 million for 2003, $45.2 million in 2004, $42.0 million in 2005, $40.7 million in 2006, and $40.6 million in 2007.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or its processes infringe their product or process technology rights.  The Company is currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain patents of Rambus and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company is unable to predict the outcome of the Rambus suits or of other assertions of infringements made against the Company.  A court determination that the Company’s manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, 24 purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or

California’s Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  There can be no assurance that the final resolution of these alleged violations of federal or state antitrust laws will not result in significant liability and will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.  The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.  Typically, these obligations arise in the context of contracts entered into by the Company, under which the Company may agree to hold the other party harmless against losses arising from a breach of representations or under which the Company may have an indemnity obligation to the counterparty with respect to certain intellectual property matters or certain tax related matters.  Customarily, payment by the Company with respect to such matters is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims.  Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.  It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these agreements have not had a material effect on the Company’s financial position or results of operations.  The Company believes if it were to incur a loss in any of these matters, such loss should not have a material effect on the Company’s financial position or results of operations.

Redeemable Common Stock

In connection with the issuance of the 1.5 million shares of common stock for the Toshiba DRAM Acquisition, the Company granted Toshiba Corporation (“Toshiba”) an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million in cash.  The option expires if the closing price of the Company’s common stock is at or above $45.05 per share for 20 consecutive trading days.  The carrying value of the redeemable common stock is accreted to its redemption amount of $67.5 million by a charge directly to retained earnings and is included in the computations of earning per share.  Accretion of redeemable common stock was $1.6 million and $3.1 million in the second quarter and first six months of 2003.  (See “Acquisition of Toshiba Corporation DRAM Assets” note.)

Income Taxes

The income tax provision for the second quarter and first six months of 2003 was $17.6 million and $39.0 million, respectively, which primarily reflects taxes on foreign operations.  Income tax benefit for the second quarter and first six months of 2002 was $20.3 million and $197.5 million, respectively.  The Company recognized no tax benefit on its domestic net operating losses in 2003.  As of February 27, 2003, the Company had outstanding domestic net operating loss carryforwards of approximately $2.0 billion.  Until the Company utilizes these operating loss carryforwards, the income tax provision will only reflect modest levels of taxes from the Company’s foreign operations.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  The potential common shares that were antidilutive for the second quarter and first six months of 2003 amounted to 128.9 million shares and 124.8 million shares, respectively, and for the second quarter and first six months of 2002 amounted to 109.3 million shares and 107.1 million shares, respectively.  Basic and diluted earnings per share computations reflect the effect of accretion of redeemable common stock.

	Quarter ended		Six months ended
	February 27, 2003	February 28, 2002	February 27, 2003	February 28, 2002

Net loss	$(619.2)	$(30.4)	$(935.1)	$(296.3)
Redeemable common stock accretion	(1.6)	—	(3.1)	—
Net loss available to common shareholders	$(620.8)	$(30.4)	$(938.2)	$(296.3)

Weighted average common shares outstanding	607.2	600.5	606.2	599.8

Loss per share:
Basic	$(1.02)	$(0.05)	$(1.55)	$(0.49)
Diluted	(1.02)	(0.05)	(1.55)	(0.49)

Comprehensive Income (Loss)

Comprehensive loss for the second quarter and first six months of 2003 was $620.2 million and $935.7 million, respectively, and included $1.0 million and $0.6 million net of tax, respectively, of unrealized losses on investments.  Comprehensive loss for the second quarter and first six months of 2002 was $32.2 million and $292.6 million, respectively, and included $1.8 million of unrealized losses and $3.7 million of unrealized gains net of tax, respectively, on investments.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the Company’s eight consecutive quarters of operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan includes the shutdown of the Company’s 200 mm production line in Virginia, discontinuance of certain memory products, including SRAM and TCAM products, and a 10% reduction of the Company’s worldwide workforce.  The Company expects the restructure to result in a lower overall cost structure, to provide better focus on products with greater potential for growth and profitability and to allow continuing investment in new technology.  In connection with the plan, the Company recorded a restructure charge of $107.9 million in the second quarter of 2003.  In addition, the Company recorded other restructure-related charges of $7.8 million, which are included in cost of goods sold in the accompanying consolidated statements of operation, to write-down the carrying value of raw materials and work-in-process inventories associated with discontinued products.  The Company expects to substantially complete the restructure plan by the end of 2003 and estimates that it will incur additional restructure related charges of approximately $15 million in the second half of 2003, primarily for the redeployment of equipment from its Virginia site to Boise and to certain of its international facilities.  The components of the restructure and other charges are as follows:

Quarter ended February 27, 2003

Restructure charge:
Write-down of equipment	$53.9
Severance and other termination benefits	25.5
Write-down of intangible assets	18.6
Other	9.9
Total restructure charge	107.9

Other:
Write-down of raw materials and work in process inventories	7.8

Total restructure and other charges	$115.7

Through February 27, 2003, the Company had paid essentially none of the severance and other costs related to the restructure.  As of February 27, 2003, the Company’s accounts payable and accrued expenses included $30.0 million for remaining costs accrued in connection with the restructure plan, consisting primarily of severance and other termination benefits.

Acquisition of Toshiba Corporation DRAM Assets

On April 22, 2002, the Company acquired substantially all of the assets of Toshiba Corporation’s (“Toshiba”) DRAM business as conducted by Dominion Semiconductor L.L.C., a wholly-owned subsidiary of Toshiba located in Virginia (the “Toshiba DRAM Acquisition”).  The total purchase price of $327.9 million included cash and 1.5 million shares of the Company’s common stock, which was valued at $58.1 million on the date of acquisition.  The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.  In connection with the purchase, the Company recorded total assets of $363.3 million, including property, plant and equipment of $292.8 million and intangible assets of $7.8 million, and total liabilities of $35.4 million.  (See “Redeemable Common Stock” note.)

Joint Venture

TECH Semiconductor Singapore Pte. Ltd. (“TECH”) is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $86.9 million and $147.5 million for the second quarter and first six months of 2003, respectively, and ($3.7) million and $22.3 million for the second quarter and first six months of 2002, respectively.  In 2000, as part of an equity capital infusion by the majority of TECH’s shareholders, the Company funded TECH with $98.0 million as support for continuing the TECH supply arrangement.  The Company amortizes the value of the TECH supply arrangement on a straight-line basis over the remaining contractual life of the TECH shareholders’ agreement.  Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $2.4 million and $4.8 million for the second quarter and first six months of 2003, respectively, and $2.5 million and $5.1 million for the second quarter and first six months of 2002, respectively.  Receivables from TECH were $31.7 million and payables to TECH were $46.1 million as of February 27, 2003.  Receivables from TECH were $10.5 million and payables to TECH were $52.8 million as of August 29, 2002.

As of February 27, 2003, the Company had pledged $50.0 million, which is included in other noncurrent assets in the accompanying consolidated balance sheet, as cash collateral for a fully-drawn revolving line of credit for TECH.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires an entity, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements.  The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements became effective for the Company in its second quarter of 2003.  Subsequent to the end of the second quarter of 2003, on March 13, 2003, TECH entered into a new $250 million term loan credit facility, the proceeds of which were used to refinance amounts borrowed under its former facility.  In connection therewith, the $50 million originally pledged by the Company as cash collateral with respect to TECH’s previous credit facility was re-pledged and supplemented by an additional $50 million by the Company.  With respect to this $100 million in cash collateral, certain shareholders in TECH have agreed, in the event all or a portion of the cash collateral is required to be used to meet TECH’s principal loan payments, to indemnify the Company for approximately one-half of such amounts.  Additionally, the Company and these indemnifying shareholders are entitled to proceed against TECH and its assets to the extent such cash collateral is required to be used to meet TECH’s principal loan payments.  However, such rights are subordinated to the rights of the banks participating in the new credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) principally design, develop, manufacture and market semiconductor products.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Critical Accounting Policies – Income Taxes” and “Income Taxes” regarding the modest levels of taxes from the Company foreign operations; in “Net Sales” regarding DDR SDRAM sales in future periods; in “Gross Margin” regarding the Company’s transition to .13µ technology, manufacturing costs in the remaining two quarters of 2003, the estimated amount of write-down remaining in inventory at the end of the third quarter of 2003 and relative gross margins on TECH products in the remainder of 2003; in “Research and Development” regarding the level of research and development expense in future periods; in “Restructure and Other Charges” regarding timing and additional costs to complete the restructure and the estimated cost savings in future periods and in “Liquidity and Capital Resources” regarding capital spending in 2003 and 2004.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 29, 2002.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Management believes the accounting policies below are critical in the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

Income taxes:  The Company has recorded a valuation allowance against its deferred tax assets arising from net operating loss carryforwards of its domestic operations.  The Company expects that until it utilizes these operating loss carryforwards the consolidated income tax provision will only reflect modest levels of taxes from the Company’s foreign operations.  The Company evaluates the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets.  The Company’s ability to realize deferred tax assets is dependent on its ability to generate future taxable income sufficient to utilize loss carryforwards or tax credits before their expiration.  In the evaluation of realizability of deferred tax assets, factors such as recent losses are given substantially more weight than forecasted future profitability.

The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous jurisdictions around the world.  Such estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves judgment in that it requires the Company to project average selling prices, sales volumes for future periods and completion costs for products in work in process inventories.  To project average selling prices and sales volumes for future periods, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect market values that are below the Company’s costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and as a result, the timing of when product costs are charged to operations can vary significantly.  For example, a 5% variance in the estimated average selling prices used to calculate the inventory write-down of $197 million in the second quarter of 2003 would have changed the recorded write-down by $28 million.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  A majority of the Company’s inventory has been categorized as volatile (DRAM and SRAM) or non-volatile (Flash).  The major characteristics the Company considers in determining inventory categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology developed by the Company are capitalized and amortized on a straight-line basis over periods currently ranging up to 10 years.  The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patents issued as a percent of patents filed.  Capitalized product and process technology costs are amortized over the shorter of (i) the estimated useful life of the technology, (ii) the patent term or (iii) the term of the technology agreement.

Property, plant and equipment:  The Company reviews the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an individual asset or groups of assets may not be recoverable from the estimated future cash flows expected to result from their use and/or eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company’s products and future sales and production volumes.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development when incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  Subsequent to product qualification, product costs are valued in inventory.

Contingencies:  The Company is subject to the possibility of various loss contingencies.  Considerable judgment is necessary to estimate the probability and amounts of such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  The Company accrues a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.  The Company regularly evaluates current information available to determine whether such accruals should be adjusted.

Results of Operations

	Second Quarter				Six Months
	2003	% of net sales	2002	% of net sales	2003	% of net sales	2002	% of net sales

Net sales	$785.0	100.0%	$645.9	100.0%	$1,470.1	100.0%	$1,069.8	100.0%
Gross margin	(223.9)	(28.5)%	143.0	22.1%	(261.2)	(17.8)%	(69.6)	(6.5)%
SG&A	92.4	11.8%	79.3	12.3%	188.8	12.8%	159.2	14.9%
R&D	174.1	22.2%	135.9	21.0%	328.6	22.4%	290.4	27.1%
Restructure charge	107.9	13.7%	—	—%	107.9	7.3%	—	—%
Operating loss	(600.6)	(76.5)%	(59.0)	(9.1)%	(897.2)	(61.0)%	(511.0)	(47.8)%

On February 18, 2003, the Company announced a series of cost-reduction initiatives including the shut-down of its 200 mm wafer fabrication line in Virginia, the discontinuance of certain product lines and a 10% reduction in its worldwide workforce.  In connection therewith, the Company’s operating results for the second quarter and first six months of 2003 include a restructure charge of $108 million and a write-down of $8 million, included in cost of goods sold, of raw materials and work in process inventories associated with discontinued products. (See “Restructure and Other Charges” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Other Charges.”)

Results of operations include charges of $197 million and $288 million for the second quarter and first six months of 2003, respectively, and $4 million and $177 million for the second quarter and first six months of 2002, respectively, for write-downs of inventories to their estimated market values.

Results of operations for the second quarter and first six months of 2002 do not reflect Toshiba Corporation’s (“Toshiba”) DRAM operations at Dominion Semiconductor L.L.C. in Virginia, the assets of which were acquired on April 22, 2002.  The total purchase price of $328 million included cash and 1.5 million shares of the Company’s common stock.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Acquisition of Toshiba Corporation DRAM Assets.”)

Absent the restructure and other charges of $116 million in the second quarter of 2003 and the aggregate effects of current and prior quarters’ inventory write-downs, which were unfavorable by $99 million and favorable by $48 million for the second and first quarters of 2003, respectively, the Company’s operating loss would have been $386 million and $345 million for the second and first quarters of 2003, respectively.  These adjusted amounts have not been prepared in accordance with generally accepted accounting principles, however the Company believes this information may be useful in assessing the effects of restructure and other charges and inventory write-downs on the Company’s operating loss and analyzing the Company’s operating cost trends.

Net Sales

Net sales for the second quarter of 2003 increased by 15% as compared to the first quarter of 2003 as a result of an 18% increase in megabits of memory sold.  Average selling prices for the Company’s semiconductor memory products decreased 3% in the second quarter of 2003 compared to the immediately preceding quarter.  This slight decrease reflects a significant decrease in the average selling prices for the Company’s DDR SDRAM products offset by a significant increase in the average selling prices for the Company’s SDRAM products.  DDR SDRAM products constituted approximately 60% of the Company’s megabits sold in the second quarter of 2003 compared to approximately 40% in the first quarter of 2003.

Net sales for the second quarter of 2003 increased by 22% compared to the second quarter of 2002, primarily due to a 42% increase in total megabits of memory sold partially offset by a 15% decrease in average selling prices for the Company’s semiconductor memory products.  Net sales for the first six months of 2003 increased by 37% compared to the first six months of 2002, primarily due to a 24% increase in total megabits of memory sold and an 11% increase in average selling prices for the Company’s semiconductor memory products.  The Company’s primary product in the first six months of 2003 was DDR SDRAM, while SDRAM was the Company’s primary product in the first six months of 2002.

Gross Margin

The Company’s gross margin has been significantly affected by the timing of inventory write-downs.  In recent periods, average selling prices for the Company’s semiconductor products have been below manufacturing costs, and accordingly the Company’s results of operations, cash flows and financial condition have been adversely affected.  To the extent the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventory to these estimated market values.  In each of the last eight quarters, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values.  As these charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.

The following table sets forth adjusted gross margins absent the inventory write-downs and the estimated aggregate effects of previous write-downs.  These amounts have not been prepared in accordance with generally accepted accounting principles, however the Company believes this information may be useful in assessing the effects of inventory write-downs on the Company’s gross margin and analyzing the Company’s gross margin trends.

	Second Quarter				First Quarter		Six Months
	2003	% of net sales	2002	% of net sales	2003	% of net sales	2003	% of net sales	2002	% of net sales
Gross margin:
As reported	$(223.9)	(28.5)%	$143.0	22.1%	$(37.3)	(5.4)%	$(261.2)	17.8%	$(69.6)	(6.5)%
Inventory write-down	197.4		3.8		90.7		288.1		176.6
Estimated effect of previous write-downs	(98.6)		(261.9)		(138.8)		(237.4)		(574.3)
As adjusted	$(125.1)	(15.9)%	$(115.1)	(17.8)%	$(85.4)	(12.5)%	$(210.5)	(14.3)%	$(467.3)	(43.7)%

The Company’s reported gross margin for the second quarter of 2003 decreased as compared to the first quarter of 2003 primarily due to the aggregate effects of inventory write-downs.  The $197 million write-down of inventories in the second quarter of 2003 includes $72 million related to products that were discontinued by the Company pursuant to its restructure plan.  The Company’s per megabit manufacturing costs for the second quarter of 2003 remained relatively flat compared to the first quarter of 2003.  During the second quarter of 2003, the Company continued to transition to its .13µ technology.  The Company’s transition to .13µ technology is expected to be substantially completed in the third quarter of 2003.  As a result, the Company expects manufacturing efficiencies to improve and per megabit manufacturing costs to be lower for the remaining two quarters of 2003.

The Company’s gross margin for the second quarter of 2003 decreased as compared to the second quarter of 2002, primarily due to the aggregate effects of inventory write-downs.  Absent the effects of inventory write-downs, the gross margin percentage improved slightly for the second quarter of 2003 as compared to the second quarter of 2002, primarily due to a decrease in per megabit manufacturing costs due to manufacturing efficiency gains, partially offset by the 15% decrease in average selling prices.

The Company’s gross margin for the first six months of 2003 decreased as compared to the first six months of 2002, primarily due to the aggregate effects of inventory write-downs.  Absent the effects of inventory write-downs, the gross margin for the first six months of 2003 improved as compared to the first six months of 2002, primarily due to the 11% increase in average selling prices for the Company’s semiconductor memory products and a decrease in per megabit costs, partially offset by charges aggregating $20 million for write-downs of discontinued products and obsolescence charges for older EDO DRAM products.

Of the cumulative inventory write-downs recognized in the last eight quarters, the Company estimates that approximately $290 million is associated with product remaining in inventory as of February 27, 2003.  The Company estimates that approximately half of this amount will remain in inventory at the end of the third quarter of 2003.

Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture memory manufacturing operation, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the second quarter and first six months of 2003 and supplied approximately 20% in the second quarter and first six months of 2002.  The Company generally purchases semiconductor products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on products manufactured by TECH.  The Company also provides certain technology, engineering, and training support to TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned facilities.  The Company realized significantly higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in the second quarter and first six months of 2003 and 2002.  The Company expects gross margins on sales of TECH products in the third quarter of 2003 to be higher than gross margins realized on products manufactured by the Company’s wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense was slightly lower for the second quarter of 2003 as compared to the first quarter of 2003.  SG&A expense increased in the second quarter and first six months of 2003 as compared to the corresponding periods of 2002, primarily due to increased costs associated with outstanding legal matters.  (See “Notes to Financial Statements – Contingencies.”)

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Product development costs are recorded as R&D expense.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  R&D expense for the second quarter of 2003 was $174 million, representing a 13% increase as compared to the first quarter of 2003.  The Company expects R&D expense to increase to approximately $195 million in the third quarter of 2003 due to the large volume of wafers dedicated to the development of .11µ devices and further investment in the Company’s 300 mm production line prior to its internal qualification.

The Company’s DRAM process technology research and development efforts are focused on its .11µ and ..095µ line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional process development work includes processes to support Flash, CMOS imagers, and new memory materials.  In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology.  Efforts towards the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR SDRAMs, DDRII SDRAMs and GDDRIII SDRAMs, Flash memory products, CMOS imagers and certain advanced DRAM technology products.

Other Operating Expense

Other operating expense in the second quarter and first six months of 2003 includes losses of $13 million and $9 million, respectively, from changes in currency exchange rates.  Other operating income in the second quarter of 2003 includes $14 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense in the first six months of 2003 also includes losses net of gains on write-downs and disposals of semiconductor equipment of $11 million.  Other operating income in the second quarter and first six months of 2002 includes gains of $12 million and $17 million, respectively, from changes in currency exchange rates.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the Company’s eight consecutive quarters of operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan includes the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and a 10% reduction of the Company’s worldwide workforce. In connection with the plan, the Company recorded a restructure charge of $108 million in the second quarter of 2003.  In addition, the Company recorded other restructure-related charges of $8 million, which are included in cost of goods sold in the accompanying consolidated statements of operation, to write-down the carrying value of raw materials and work-in-process inventories associated with discontinued products.  The Company expects to substantially complete the restructure plan by the end of 2003 and estimates that it will incur additional restructure related charges of approximately $15 million in the second half of 2003, primarily for the redeployment of equipment from its Virginia site to Boise and to certain of its international facilities.  The components of the restructure and other charges are as follows:

Restructure charge:
Write-down of equipment	$53.9
Severance and other termination benefits	25.5
Write-down of intangible assets	18.6
Other	9.9
Total restructure charge	107.9

Other:
Write-down of raw materials and work in process inventories	7.8

Total restructure and other charges	$115.7

Through February 27, 2003, the Company had paid essentially none of the severance and other costs related to the restructure.  As of February 27, 2003, the Company’s accounts payable and accrued expenses included $30 million for remaining costs accrued in connection with the restructure plan, primarily consisting of severance and other termination benefits.

The Company expects the restructure to result in a lower overall cost structure, to provide better focus on products with greater potential for growth and profitability and to allow continuing investment in new technology.  The Company expects to realize annualized cost savings in excess of $250 million as a result of this restructure plan.

Income Taxes

The income tax provision for the second quarter and first six months of 2003 were $18 million and $39 million respectively, which primarily reflects taxes on foreign operations.  Income tax benefit for the second quarter and first six months of 2002 was $20 million and $198 million, respectively.  The Company recognized no tax benefit on its domestic net operating losses in 2003.  As of February 27, 2003, the Company had outstanding domestic net operating loss carryforwards of approximately $2 billion.  Until the Company utilizes these operating loss carryforwards, the income tax provision will only reflect modest levels of taxes from the Company’s foreign operations.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effectively immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The Company is required to adopt the interpretation in the first quarter of 2004 for variable interest entities acquired before February 1, 2003.  The Company is currently assessing the impact of Interpretation No. 46 on its results of operations and financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure –  an amendment of FASB Statement No. 123.”  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for the Company in the third quarter of 2003.  The Company does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Company’s future results of operations or financial position.

Liquidity and Capital Resources

As of February 27, 2003, the Company had cash and short-term investments totaling $1,206 million.  During the first six months of 2003, the Company received net financing proceeds of $602 million and spent $546 million for property, plant and equipment.  In addition, the Company received income tax refunds of $109 million in the first quarter of 2003.  The Company’s liquidity is highly dependent on overall industry demand for semiconductor memory and average selling prices for its semiconductor products.

Financing proceeds reflect $633 million of 2.5% seven-year convertible subordinated notes issued by the Company in the second quarter of 2003.  In conjunction with the issuance of the notes, the Company spent $109 million to purchase call spread options.  In addition to the convertible subordinated notes, the Company received $95 million in financing during the first six months of 2003.

The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects capital spending to approximate $1 billion in 2003 and has spent approximately $735 million to date.  Note that $59 million of the amounts included in the consolidated statement of cash flows for 2003 as equipment acquisition on contracts payable and capital leases relate to assets sold and reacquired in equipment sale-leaseback transactions.  The Company originally acquired the majority of these assets prior to 2003.  The Company expects capital spending to approximate $1 billion in 2004.  These capital spending estimates include expenditures for ongoing equipment upgrades and expenditures for the Company’s 300 mm production line.  As of February 27, 2003, the Company had commitments extending into 2004 of approximately $180 million for the acquisition of property, plant and equipment.  The Company anticipates cash expenditures of approximately $45 million in the second half of 2003 to complete its restructure plan.

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

In connection with the acquisition of the Virginia facility, the Company issued 1.5 million shares of common stock.  The Company granted Toshiba an option to require Micron to repurchase on October 21, 2003, all of these shares for $68 million cash.  The option expires if the closing price of the Company’s common stock is at or above $45.05 per share for 20 consecutive trading days.

Subsequent to the end of the second quarter of 2003, on March 13, 2003, TECH entered into a new $250 million term loan credit facility, the proceeds of which were used to refinance amounts borrowed under its former facility.  In connection therewith, the $50 million originally pledged by the Company as cash collateral with respect to TECH’s previous credit facility was re-pledged and supplemented by an additional $50 million by the Company.  With respect to this $100 million in cash collateral, certain shareholders in TECH have agreed, in the event all or a portion of the cash collateral is required to be used to meet TECH’s principal loan payments, to indemnify the Company for approximately one-half of such amounts.  Additionally, the Company and these indemnifying shareholders are entitled to proceed against TECH and its assets to the extent such cash collateral is required to be used to meet TECH’s principal loan payments.  However, such rights are subordinated to the rights of the banks participating in the new credit facility.

As of February 27, 2003, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases

2003	$44.1	$14.1	$5.6
2004	67.0	25.5	7.9
2005	32.5	16.8	6.0
2006	242.2	23.4	4.5
2007	24.5	8.9	4.1
2008 and thereafter	669.5	—	33.5

Certain Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our semiconductor products do not exceed our costs, we expect to incur losses.

Average selling prices for our semiconductor products decreased by 3% in the second quarter of 2003 as compared to the first quarter of 2003 and decreased by 12% in the first quarter of 2003 as compared to the fourth quarter of 2002.  In five of the last six fiscal years, we experienced the following decreases in average selling prices for our semiconductor products:  53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  We are unable to predict pricing conditions for any future period.

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

The transition to smaller geometries and 300 mm wafers in the industry (which is expected to occur within the next five years) could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Some of our competitors may receive government support to withstand downturns in the semiconductor memory market and to invest in technology resulting in increased worldwide supply.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition.  In addition, if a lack of demand for semiconductor products limits our ability to sell our inventory, our liquidity and financial position could be adversely affected.

Depressed pricing for semiconductor memory products may lead to future inventory write-downs.

We recorded inventory write-downs of $197 million and $91 million in the second and first quarter of 2003, respectively, and we recorded inventory write-downs totaling $376 million in 2002 and $727 million in 2001 as a result of the significant decreases in average selling prices for our semiconductor memory products.  To the extent the estimated market value of products held in finished goods and work in process inventories at a quarter end date is below the cost of these products, we recognize a charge to cost of goods sold to write down the carrying value of inventory to market value.

If the growth rate of either PCs sold or the amount of semiconductor memory included in each PC decreases, sales of our semiconductor products could decrease.

We are dependent on the PC market as most of the semiconductor products we sell are used in PCs or peripheral products.  DRAMs are the most widely used semiconductor components in PCs.  In recent years, the growth rate of PCs sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our semiconductor products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

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

Approximately 85% of our sales of semiconductor products for the second quarter of 2003 was to the computer market.  Aggregate sales to two of our PC customers approximated 29% of our net sales in the second quarter of 2003.  If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

TECH supplied approximately 30% of the total megabits of memory produced by the Company in the second quarter and first six months of 2003 and supplied approximately 20% in the second quarter and first six months of 2002.  We have agreements to purchase all of the production from TECH subject to specific terms and conditions.  Any reduction in supply could adversely affect our results of operations, cash flows and financial condition.  Subsequent to the end of the second quarter of 2003, on March 13, 2003, TECH entered into a new $250 million term loan credit facility the proceeds of which were used to refinance amounts borrowed under its former facility.  In connection therewith, the $50 million pledged by the Company as cash collateral with respect to TECH’s previous credit facility was re-pledged and supplemented by an additional $50 million by the Company.  With respect to this $100 million in cash collateral, certain shareholders in TECH have agreed in the event all or a portion of the cash collateral is required to be used to meet TECH’s principal loan payments, to indemnify the Company for approximately one-half of such amounts.  As of February 27, 2003, we had remaining unamortized costs of $73 million in intangible assets relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our results of operations could be adversely affected.

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

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates.  Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by:

•                                          our ability to successfully implement product and process technology upgrades, specifically our ongoing transition to .13µ and .11µ process technologies

•                                          our manufacturing wafer output or yields, which may decrease as we implement more complex technologies, including our transition to 300 mm wafer processing, and

•                                          our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our results of operations may be adversely affected.

In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  We currently offer customers a variety of memory products including DDR SDRAM, SDRAM and Flash.  In addition, we are designing and developing other semiconductor products, including DDRII SDRAM, GDDRII SDRAM, reduced latency DRAM (“RLDRAM”), CellularRAM and CMOS imaging sensors.

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

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, 24 purported class action lawsuits were filed against us and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or California’s Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  There can be no assurance that additional purported class action lawsuits will not be filed against us, either within or without the United States.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We cannot assure you that the final resolution of these alleged violations of federal or state antitrust laws will not result in significant liability and not have a material adverse effect on our results of operations and financial condition.

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

If we are unable to successfully transition our operations to 300 mm wafer processing at the appropriate time, our results of operations, cash flows and financial condition could be adversely affected.

We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes.  By transitioning to larger wafers, we should be able to produce significantly more die for each wafer, resulting in substantially reduced costs for each die.  Our transition to 300 mm wafer processing across a significant portion of our operations will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain additional funds from external sources.  We may also experience disruptions in manufacturing operations and reduced yields during our transition to larger wafer sizes.  If we are unable to successfully transition to 300 mm wafer processing at the appropriate time, we could be at a cost disadvantage with respect to our competitors and our results of operations, cash flows and financial condition could be adversely affected.

We face risks associated with our international sales and operations that could adversely affect our results of operations, cash flows and financial condition.

Sales to customers outside the United States approximated 56% of our consolidated net sales in the second quarter of 2003.  In addition, we have or support manufacturing operations in Italy, Japan, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs, loss of revenues or damage to customer relationships.

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

We may not realize the expected benefits of our restructure program.

In the second quarter of 2003, we announced a series of cost-reduction initiatives including the shutdown of our 200 mm fabrication line in Virginia, the discontinuance of certain product lines and the 10% reduction in worldwide workforce.  We expect to substantially complete the restructure plan by the end of 2003 and expect to realize annualized cost savings in excess of $250 million as a result of this restructure plan.  However, we may not realize the expected benefits of our restructure program.

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

•                                          increasing our exposure to changes in average selling prices for semiconductor memory products,

•                                          difficulties in integrating the operations, technologies, and products of the acquired companies,

•                                          increasing capital expenditures to upgrade and maintain facilities,

•                                          increasing debt to finance any acquisition,

•                                          diverting management’s attention from normal daily operations,

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Substantially all of the Company’s investments and debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates.  The Company believes that the market risk arising from its holdings of investments is minimal as the Company’s investments generally mature within one year.  The carrying value of the Company’s debt was $1,140 million at February 27, 2003, and $454 million at August 29, 2002.  The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at approximately U.S. $207 million as of February 27, 2003, and U.S. $220 million as of August 29, 2002 (including deferred tax assets denominated in Japanese Yen valued at approximately U.S. $138 million as of February 27, 2003, and U.S. $165 million as of August 29, 2002).  The Company also held aggregate foreign currency liabilities valued at approximately U.S. $451 million as of February 27, 2003, and U.S. $434 million as of August 29, 2002 (including debt denominated in Japanese Yen valued at approximately U.S. $206 million as of February 27, 2003, and U.S. $233 million as of August 29, 2002).  Foreign currency receivables and payables are comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

Item 4.  Controls and Procedures

As of a date within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses noted during the evaluation, and therefore no corrective actions were taken.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2000, the Company filed a declaratory judgment action against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware.  On February 1, 2001, the Company amended its complaint.  Pursuant to its amended complaint, the Company is seeking (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus’ fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company because of its conduct in the Joint Electron Device Engineering Council, and (3) damages and declaratory relief for Rambus’ breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.  On February 15, 2001, Rambus filed an answer and counterclaim against the Company in Delaware denying the Company is entitled to relief and alleging infringement of eight Rambus patents subject to the Company’s declaratory judgment action.  On September 1, 2000, Rambus filed suit against Micron Semiconductor GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068.  On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068.  On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068.  In its suits against the Company, Rambus is seeking monetary damages and injunctive relief.  On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068.  On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company’s products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company’s Avezzano, Italy, site.  On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter.  The Monza trial court ordered that technical review proceedings continue with respect to the issue of preliminary injunction.  On May 24, 2001, the trial court rejected Rambus’ assertions of infringement and denied its request for a preliminary injunction.  Rambus’ appeal from the trial judge’s ruling was rejected by the Monza appeals panel on July 18, 2001.  On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  The Company is unable to predict the outcome of these suits.  A court determination that the Company’s manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho, and ten in the Northern District of California.  Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001.  The complaints allege price-fixing in violation of the Sherman Act and seek treble damages in unspecified amounts, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  On September 26, 2002, the Judicial Panel on Multi-District Litigation (“JPML”) held a hearing and subsequently ordered that the foregoing federal cases be transferred to the U.S. District Court for the Northern District of California (San Francisco) for coordinated or consolidated pretrial proceedings.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County, and one in Humbolt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and Unfair Competition Law and unjust enrichment and seek treble damages in unspecified amounts, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  In response to a petition filed by one of the plaintiffs, a judge appointed by the Judicial Council of California subsequently ordered that the then-pending state cases be coordinated for pretrial purposes and recommended that they be transferred to San Francisco County Superior Court for coordinated or consolidated pretrial proceedings.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company’s results of operations and financial condition.

Item 2.  Changes in Securities and Use of Proceeds

In February 2003, the Company issued $633 million of 2.5% Convertible Subordinated Notes due February 1, 2010  (the “Notes”) in a private placement to Qualified Institutional Buyers in reliance on Rule 144A of the Securities Act.  The initial transaction fees associated with the Notes totaled approximately $17 million, and the net proceeds to the Company from the offering of the Notes were approximately $616 million.  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s Common Stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The initial conversion rate is subject to adjustment under certain circumstances as specified in the indenture for the Notes.  The Company may redeem the notes at any time after February 6, 2006 at declining premiums to par.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following are filed as a part of this report:

Exhibit Number	Description of Exhibit
4.12	Indenture dated February 4, 2003, between the Company and Wells Fargo Bank for 2.5% Convertible Subordinated Notes Due February 1, 2010
10.141	Registration Rights Agreement dated February 4, 2003, among the Company, Goldman, Sachs & Co. and Lehman Brothers Inc.
99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 The registrant filed the following reports on Form 8-K during the fiscal quarter ended February 27, 2003:

Date	Item

January 29, 2003	Item 5, Other Events
February 4, 2003	Item 5, Other Events
February 20, 2003	Item 5, Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 14, 2003	/s/ W. G. Stover, Jr.
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

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

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

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ W. G. Stover, Jr.
Wilbur G. Stover, Jr.
Chief Financial Officer