Form 10-Q
period 2003-05-29
MICRON TECHNOLOGY INC
filed 2003-07-11
CIK 723125

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2003

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
Yes ☒  No ☐

The number of outstanding shares of the registrant’s common stock as of July 8, 2003, was 609,869,996.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 29, 2003	May 30, 2002	May 29, 2003	May 30, 2002

Net sales	$732.7	$771.2	$2,202.8	$1,841.0
Cost of goods sold	661.7	603.0	2,393.0	1,742.4
Gross margin	71.0	168.2	(190.2)	98.6

Selling, general and administrative	87.2	77.2	276.0	236.4
Research and development	161.7	134.4	490.3	424.8
Restructure charge	(5.4)	—	102.5	—
Other operating (income) expense	11.2	3.3	21.9	(4.9)
Operating loss	(183.7)	(46.7)	(1,080.9)	(557.7)

Interest income	3.9	10.4	15.0	42.5
Interest expense	(12.2)	(5.4)	(24.9)	(12.1)
Other non-operating income (expense)	1.0	1.4	3.7	(6.8)
Loss before taxes	(191.0)	(40.3)	(1,087.1)	(534.1)

Income tax (provision) benefit	(23.9)	16.1	(62.9)	213.6
Net loss	$(214.9)	$(24.2)	$(1,150.0)	$(320.5)

Loss per share:
Basic	$(0.36)	$(0.04)	$(1.90)	$(0.53)
Diluted	(0.36)	(0.04)	(1.90)	(0.53)

Number of shares used in per share calculations:
Basic	608.3	602.3	606.9	600.7
Diluted	608.3	602.3	606.9	600.7

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
(Amounts in millions except par value amounts)
(Unaudited)

As of	May 29, 2003	August 29, 2002

Assets
Cash and equivalents	$679.8	$398.2
Short-term investments	324.0	587.5
Receivables	495.5	537.9
Inventories	431.1	545.4
Prepaid expenses	31.7	35.6
Deferred income taxes	—	14.2
Total current assets	1,962.1	2,118.8
Intangible assets, net	295.4	317.0
Property, plant and equipment, net	4,576.2	4,699.5
Deferred income taxes	81.0	124.8
Restricted cash	101.7	51.6
Other assets	126.2	243.7
Total assets	$7,142.6	$7,555.4

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$631.3	$554.1
Deferred income taxes	4.5	—
Deferred income	21.5	25.5
Equipment purchase contracts	144.3	80.0
Current portion of long-term debt	93.7	93.1
Total current liabilities	895.3	752.7
Long-term debt	1,002.8	360.8
Other liabilities	92.4	75.3
Total liabilities	1,990.5	1,188.8

Commitments and contingencies

Redeemable common stock	64.9	60.2

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 608.7 million and 602.9 million shares	60.7	60.3
Additional capital	4,167.7	4,229.6
Retained earnings	858.5	2,015.5
Accumulated other comprehensive income	0.3	1.0
Total shareholders’ equity	5,087.2	6,306.4
Total liabilities and shareholders’ equity	$7,142.6	$7,555.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

For the nine months ended	May 29, 2003	May 30, 2002

Cash flows from operating activities
Net loss	$(1,150.0)	$(320.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	911.1	881.9
Noncash restructure and other charges	82.2	—
Provision to write down inventories to estimated market values	302.8	202.5
Loss from write-down or disposition of equipment	22.4	10.5
Loss (gain) from write-down or disposition of investments	(0.6)	9.7
Additional capital tax effect of stock plans	—	12.2
Change in operating assets and liabilities:
Decrease in receivables	43.1	191.1
Increase in inventories	(204.4)	(346.4)
Increase (decrease) in accounts payable and accrued expenses	71.4	(6.7)
Deferred income taxes	63.0	(122.6)
Other	31.3	(18.9)
Net cash provided by operating activities	172.3	492.8

Cash flows from investing activities
Expenditures for property, plant and equipment	(674.0)	(475.2)
Purchases of available-for-sale securities	(584.8)	(1,807.9)
Proceeds from maturities of available-for-sale securities	687.1	1,540.5
Proceeds from sales of available-for-sale securities	319.1	521.5
Increase in restricted cash	(50.0)	—
Purchase of DRAM assets from Toshiba	—	(252.4)
Proceeds from sales of property, plant and equipment	9.0	2.1
Other	(27.6)	(67.2)
Net cash used for investing activities	(321.2)	(538.6)

Cash flows from financing activities
Proceeds from issuance of debt	667.5	—
Proceeds from equipment sale-leaseback transactions	60.6	—
Proceeds from issuance of common stock	45.0	59.6
Payments on equipment purchase contracts	(123.4)	(74.4)
Purchase of call spread options	(109.1)	—
Repayments of debt	(92.8)	(74.8)
Debt issuance costs	(17.3)	—
Net cash provided by (used for) financing activities	430.5	(89.6)

Net increase (decrease) in cash and equivalents	281.6	(135.4)
Cash and equivalents at beginning of period	398.2	469.1
Cash and equivalents at end of period	$679.8	$333.7

Supplemental disclosures
Income taxes refunded, net	$105.2	$532.2
Interest paid, net of amounts capitalized	(19.0)	(15.0)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	250.4	98.2

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(All tabular amounts in millions except per share amounts)

Unaudited Interim Financial Statements

Basis of presentation:  Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) manufactures and markets DRAMs, Flash memory, CMOS image sensors, other semiconductor components and memory modules.  All significant intercompany accounts and transactions have been eliminated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s third quarter of fiscal 2003 and 2002 ended on May 29, 2003, and May 30, 2002, respectively.  The Company’s fiscal 2002 ended on August 29, 2002.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.  All period references are to the Company’s fiscal periods unless otherwise indicated.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the year ended August 29, 2002.

Recently issued accounting standards:  In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004.  The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s future results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the adoption of SFAS No. 149 to have a significant impact on the Company’s future results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  Interpretation No. 46 is effective for the Company in the first quarter of 2004 for variable interest entities acquired before February 1, 2003.  The Company is currently assessing the impact of Interpretation No. 46 on its future results of operations and financial condition.

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

Supplemental Balance Sheet Information

Receivables	May 29, 2003	August 29, 2002

Trade receivables	$426.5	$370.7
Joint venture	33.8	10.5
Taxes other than income	21.6	23.9
Income taxes	12.1	122.2
Other	8.0	16.8
Allowance for doubtful accounts	(6.5)	(6.2)
	$495.5	$537.9

Inventories	May 29, 2003	August 29, 2002

Finished goods	$128.5	$257.9
Work in process	218.3	202.2
Raw materials and supplies	106.1	112.4
Allowance for obsolescence	(21.8)	(27.1)
	$431.1	$545.4

In the third, second and first quarters of 2003, the Company recognized write-downs of $14.6 million, $197.4 million and $90.8 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

In the fourth, third, second and first quarters of 2002, the Company recognized write-downs of $173.6 million, $25.9 million, $3.8 million and $172.8 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Property, Plant and Equipment	May 29, 2003	August 29, 2002

Land	$106.4	$106.3
Buildings	2,296.0	2,219.8
Equipment	6,450.8	6,024.9
Construction in progress	244.9	294.2
Software	197.9	194.6
	9,296.0	8,839.8
Accumulated depreciation	(4,719.8)	(4,140.3)
	$4,576.2	$4,699.5

Depreciation expense was $287.8 million and $872.2 million for the third quarter and first nine months of 2003, respectively, and $281.3 million and $844.6 million in the third quarter and first nine months of 2002, respectively.

As part of a restructure plan announced in the second quarter of 2003, the Company recorded impairment charges of $44.6 million in the first nine months of 2003 to write down the carrying value of certain assets consisting primarily of assets used in the Company’s 200 mm production line in Virginia, which was shut down as part of the restructure plan.  Assets classified as held for sale are included in other assets in the accompanying consolidated balance sheet.  (See “Restructure and Other Charges” note.)

The Company’s Lehi, Utah facility, the construction of which was initiated in 1995, is at present only partially utilized by the Company for component test operations.  Timing for completion of the Lehi facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.  As of May 29, 2003, construction in progress included costs of $196.7 million related to certain assets in Lehi, which were not ready for their intended use and were not being depreciated.  As of May 29, 2003, the Company had assets in Lehi with a net book value of approximately $178.3 million, which were not in use but were being depreciated.

Accounts Payable and Accrued Expenses	May 29, 2003	August 29, 2002

Accounts payable	$301.0	$278.9
Salaries, wages and benefits	133.4	106.2
Joint venture	54.2	52.8
Taxes other than income	18.6	38.6
Restructure charge	5.0	—
Other	119.1	77.6
	$631.3	$554.1

Debt	May 29, 2003	August 29, 2002

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$632.5	$—
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.4% and 2.3%	199.3	241.7
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $17.4 million and $22.2 million	192.6	187.8
Capital lease obligations payable in monthly installments through December 2007, weighted average imputed interest rate of 5.8% and 2.4%	72.1	24.4
	1,096.5	453.9
Less current portion	(93.7)	(93.1)
	$1,002.8	$360.8

As of May 29, 2003, notes payable and capital lease obligations of $157.1 million and $14.7 million, respectively, were denominated in Japanese Yen and had weighted average interest rates of 1.5% and 1.8%, respectively.

In February 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes due February 1, 2010 (the “Notes”).  The issuance costs associated with the Notes totaled $16.6 million and the net proceeds to the Company from the offering of the Notes were $615.9 million.  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the notes at any time after February 6, 2006, at declining premiums to par.

Concurrent with the issuance of the Notes, the Company purchased call spread options (the “Call Spread Options”) covering 53.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the Notes in full.  The Call Spread Options have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company’s option either in cash or net shares and expire on January 29, 2008.  Settlement of the Call Spread Options in cash on January 29, 2008, the expiration date, would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company’s common stock is at or above $18.19.  Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares of the Company’s common stock, not to exceed 18.9 million shares, with a value equal to the amount otherwise receivable on cash settlement.  Should there be an early unwind of the Call Spread Options, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.  The Call Spread Options therefore have the potential of limiting the dilution associated with the conversion of the Notes from 53.7 million shares to as few as 34.8 million shares.  The Call Spread Option transactions, including fees and costs of $109.1 million, are accounted for as capital transactions.

Intangible Assets

	May 29, 2003		August 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Product and process technology	$324.9	$(113.3)	$320.5	$(91.5)
Joint venture supply arrangement	105.0	(28.3)	98.0	(20.6)
Other	14.7	(7.6)	15.0	(4.4)
	$444.6	$(149.2)	$433.5	$(116.5)

During the first nine months of 2003, the Company expended $25.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of ten and three years, respectively.  During the first nine months of 2002, the Company expended $44.5 million for product and process technology and $9.3 million for other intangible assets with weighted average useful lives of eight and five years, respectively.  As part of a restructure plan announced in the second quarter of 2003, the Company wrote off $16.1 million of product and process technology and $2.5 million of other intangible assets associated with discontinued products.  (See “Restructure and Other Charges” note.)

The Company has guaranteed a portion of the credit facility of its joint venture, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  In accordance with FASB Interpretation No. 45, the Company estimated the fair value of its guarantee of TECH’s credit facility to be $7.0 million, which was recorded in other noncurrent liabilities in the third quarter of 2003 with an offsetting amount as an increase in the value of the TECH supply arrangement.  The amount recorded pursuant to Interpretation No. 45 is being amortized using the straight-line method through the June 2006 term of the new TECH credit facility.  (See “Joint Venture” note.)

Amortization expense for intangible assets was $12.7 million and $38.3 million for the third quarter and first nine months of 2003, respectively, and $12.1 million and $34.6 million for the third quarter and first nine months of 2002, respectively.  Annual amortization expense for intangible assets held as of May 29, 2003, is estimated to be $51.0 million for 2003, $48.1 million in 2004, $44.9 million in 2005, $43.2 million in 2006 and $41.4 million in 2007.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, twenty-four purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or California’s Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  There can be no assurance that the final resolution of these alleged violations of federal or state antitrust laws will not result in significant liability and will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.  The Company is currently a party to various other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company’s results of operations or financial condition.

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party.  It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s results of operations or financial condition.

Redeemable Common Stock

In connection with the issuance of the 1.5 million shares of common stock for the Toshiba DRAM Acquisition, the Company granted Toshiba Corporation (“Toshiba”) an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million in cash.  The option expires if the closing price of the Company’s common stock is at or above $45.05 per share for 20 consecutive trading days.  The carrying value of the redeemable common stock is accreted to its redemption amount of $67.5 million by a charge directly to retained earnings and is included in the computations of earning per share.  Accretion of redeemable common stock was $1.6 million and $4.7 million in the third quarter and first nine months of 2003, respectively, and was $0.6 million for both the third quarter and first nine months of 2002, respectively.  (See “Acquisition of Toshiba Corporation DRAM Assets” note.)

Income Taxes

The income tax provision for the third quarter and first nine months of 2003 was $23.9 million and $62.9 million, respectively, which primarily reflects taxes on foreign operations.  Income tax benefit for the third quarter and first nine months of 2002 was $16.1 million and $213.6 million, respectively.  The Company recognized no tax benefit on its domestic net operating losses in 2003.

As of May 29, 2003, the Company had aggregate U.S. tax net operating loss carryforwards of $2,561.0 million and unused U.S. tax credits of $90.4 million, which expire in various years through 2023.  The Company also has state tax net operating loss carryforwards of $1,818.9 million which expire through 2023 and unused state tax credits of $127.8 million which expire through 2017.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, stock warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  The potential common shares that were antidilutive for the third quarter and first nine months of 2003 amounted to 125.0 million shares and 124.9 million shares, respectively, and for the third quarter and first nine months of 2002 amounted to 109.3 million shares and 107.9 million shares, respectively.  Basic and diluted earnings per share computations reflect the effect of accretion of redeemable common stock.

	Quarter ended		Nine months ended
	May 29, 2003	May 30, 2002	May 29, 2003	May 30, 2002

Net loss	$(214.9)	$(24.2)	$(1,150.0)	$(320.5)
Redeemable common stock accretion	(1.6)	(0.6)	(4.7)	(0.6)
Net loss available to common shareholders	$(216.5)	$(24.8)	$(1,154.7)	$(321.1)

Weighted average common shares outstanding	608.3	602.3	606.9	600.7

Loss per share:
Basic	$(0.36)	$(0.04)	$(1.90)	$(0.53)
Diluted	(0.36)	(0.04)	(1.90)	(0.53)

Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The following presents pro forma loss and per share data as if a fair value-based accounting method (using the Black-Scholes option valuation model) had been used to account for stock-based compensation:

	Quarter ended		Nine months ended
	May 29, 2003	May 30, 2002	May 29, 2003	May 30, 2002

Net loss, as reported	$(214.9)	$(24.2)	$(1,150.0)	$(320.5)
Redeemable common stock accretion	(1.6)	(0.6)	(4.7)	(0.6)
Net loss available to common shareholders	(216.5)	(24.8)	(1,154.7)	(321.1)
Stock-based employee compensation expense included in reported net loss	0.3	—	0.1	1.3
Less total stock-based employee compensation expense determined under a fair value-based method for all awards, net of related tax effects	(77.9)	(65.3)	(217.6)	(196.9)
Pro forma net loss available to common shareholders	$(294.1)	$(90.1)	$(1,372.2)	$(516.7)

Loss per share:
Basic, as reported	$(0.36)	$(0.04)	$(1.90)	$(0.53)
Basic, pro forma	(0.48)	(0.15)	(2.26)	(0.86)

Diluted, as reported	(0.36)	(0.04)	(1.90)	(0.53)
Diluted, pro forma	(0.48)	(0.15)	(2.26)	(0.86)

Comprehensive Income (Loss)

Comprehensive loss for the third quarter and first nine months of 2003 was $215.0 million and $1,150.7 million, respectively, and included $0.1 million and $0.7 million net of tax, respectively, of unrealized losses on investments.  Comprehensive loss for the third quarter and first nine months of 2002 was $24.0 million and $316.6 million, respectively, and included $0.2 million and $3.9 million of unrealized gains net of tax, respectively, on investments.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the Company’s successive quarters of operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and a 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company’s results of operations included a restructure charge of $102.5 million in the first nine months of 2003.  In addition, the Company recorded other restructure-related charges of $7.1 million to write-down the carrying value of raw materials and work-in-process inventories associated with discontinued products.  These other charges are included in cost of goods sold in the accompanying consolidated statements of operation.  The Company expects to substantially complete the restructure plan by the end of 2003 and estimates that it will incur additional restructure charges of approximately $15 million over the next several quarters, primarily for the redeployment of equipment from its Virginia site to other facilities.  The components of the restructure and other charges were as follows:

	Quarter ended February 27, 2003	Adjustments	Cumulative charges as of May 29, 2003

Restructure charge:
Write-down of equipment	$53.9	$(9.3)	$44.6
Severance and other termination benefits	25.5	0.7	26.2
Write-down of intangible assets	18.6	—	18.6
Other	9.9	3.2	13.1
Total restructure charge	107.9	(5.4)	102.5

Other:
Write-down of raw materials and work in process inventories	7.8	(0.7)	7.1
Total restructure and other charges	$115.7	$(6.1)	$109.6

Through May 29, 2003, the Company had paid $25.4 million of the severance and other termination costs and $0.7 million of other costs.  As of May 29, 2003, the Company’s accounts payable and accrued expenses included $5.0 million for remaining costs accrued in connection with the restructure plan.

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

Joint Venture

TECH Semiconductor Singapore Pte. Ltd. (“TECH”) is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $77.5 million and $225.0 million for the third quarter and first nine months of 2003, respectively, and $55.2 million and $77.5 million for the third quarter and first nine months of 2002, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.4 million and $7.2 million for the third quarter and first nine months of 2003, respectively, and $2.6 million and $7.7 million for the third quarter and first nine months of 2002, respectively.  Receivables from TECH were $33.8 million and payables to TECH were $54.2 million as of May 29, 2003.  Receivables from TECH were $10.5 million and payables to TECH were $52.8 million as of August 29, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 requires an entity, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements.  On March 13, 2003, TECH refinanced its then existing credit facility by entering into a new $250 million credit facility.  In connection therewith, $50.0 million previously pledged by the Company as cash collateral with respect to TECH’s credit facility was re-pledged and supplemented with an additional $50.0 million.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.  In accordance with Interpretation No. 45, the Company estimated the fair value of its guarantee of TECH’s credit facility to be $7.0 million, which was recorded in other noncurrent liabilities in the third quarter of 2003 with an offsetting amount recorded as an addition to the value of the TECH supply arrangement.  The amount recorded pursuant to Interpretation No. 45 is being amortized using the straight-line method through the June 2006 term of the new TECH credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”) principally design, develop, manufacture and market semiconductor products.

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Critical Accounting Policies – Income Taxes” and “Income Taxes” regarding taxes from the Company foreign operations; in “Gross Margin” regarding the estimated amount of write-down remaining in inventory at the end of the fourth quarter of 2003 and relative gross margins on TECH products in the fourth quarter of 2003; in “Research and Development” regarding expenses related to the Company’s 300 mm production line; in “Restructure and Other Charges” regarding timing and additional costs to complete the restructure and the estimated cost savings in future periods and in “Liquidity and Capital Resources” regarding capital spending in 2003 and 2004.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 29, 2002.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.

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

Income taxes:  The Company has recorded a valuation allowance against its deferred tax assets arising from net operating loss carryforwards of its domestic operations.  The Company expects that until it utilizes these operating loss carryforwards the consolidated income tax provision will only reflect taxes from the Company’s foreign operations.  The Company evaluates the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets.  The Company’s ability to realize deferred tax assets is dependent on the level of future taxable income being sufficient to utilize loss carryforwards or tax credits before their expiration.  In the evaluation of realizability of deferred tax assets, factors such as recent losses are given substantially more weight than forecasted future profitability.

The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous jurisdictions around the world.  Such estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and as a result, the timing of when product costs are charged to operations can vary significantly.  For example, a 5% variance in the estimated average selling prices would have changed the estimated fair value of the Company’s inventory by $29 million at the end of the third quarter of 2003.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  A majority of the Company’s inventory has been categorized as volatile (primarily DRAM) or non-volatile (Flash).  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

Property, plant and equipment:  The Company reviews for impairment the carrying value of property, plant and equipment when events and circumstances indicate that the carrying value of an individual asset or groups of assets may not be recoverable from the estimated future cash flows expected to result from their use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company’s products and future sales and production volumes.

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

Results of Operations

	Third Quarter				Nine Months
	2003	% of net sales	2002	% of net sales	2003	% of net sales	2002	% of net sales

Net sales	$732.7	100.0%	$771.2	100.0%	$2,202.8	100.0%	$1,841.0	100.0%
Gross margin	71.0	9.7%	168.2	21.8%	(190.2)	(8.6)%	98.6	5.4%
SG&A	87.2	11.9%	77.2	10.0%	276.0	12.5%	236.4	12.8%
R&D	161.7	22.1%	134.4	17.4%	490.3	22.3%	424.8	23.1%
Restructure charge	(5.4)	(0.7)%	—	—	102.5	4.7%	—	—
Operating loss	(183.7)	(25.1)%	(46.7)	(6.1)%	(1,080.9)	(49.1)%	(557.7)	(30.3)%

The Company’s operating results in recent periods have been significantly affected by the timing of inventory write-downs and restructure charges.  On February 18, 2003, the Company announced a series of cost-reduction initiatives including the shut-down of its 200 mm wafer fabrication line in Virginia, the discontinuance of certain product lines and a 10% reduction in its worldwide workforce.  In connection with its restructure plan, the

Company’s results of operations for the first nine months of 2003 include a restructure charge of $103 million and other restructure-related charges of $7 million, which are included in cost of goods sold to write down the carrying value of raw materials and work in process inventories associated with discontinued products. (See “Restructure and Other Charges” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Other Charges.”)

The following table summarizes the Company’s operating loss absent the inventory write-downs and the estimated aggregate effects of previous write-downs and restructure charges.  These adjusted amounts have not been prepared in accordance with generally accepted accounting principles, however the Company believes this information may be useful in assessing the effects of inventory write-downs and the restructure and related charges on the Company’s operating loss and analyzing the Company’s operating loss trends.

	Third Quarter 2003	Second Quarter 2003
Operating loss:
As reported	$(183.7)	$(600.6)
Inventory write-down	14.6	197.4
Estimated effect of previous write-downs	(168.1)	(98.6)
Restructure and related charges	(6.1)	115.7
As adjusted	$(343.3)	$(386.1)

The Company acquired the assets of Toshiba Corporation’s (“Toshiba”) DRAM operations at Dominion Semiconductor L.L.C. in Virginia on April 22, 2002.  The Company’s results of operations for the third quarter and first nine months of 2002 include results from these acquired operations after the acquisition date.  The total purchase price of $328 million included cash and 1.5 million shares of the Company’s common stock.  Toshiba has an option to require the Company to repurchase on October 21, 2003, all of these shares for $68 million in cash.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Redeemable Common Stock, and Acquisition of Toshiba Corporation DRAM Assets.”)

Net Sales

Net sales for the third quarter of 2003 decreased by 7% as compared to the second quarter of 2003 as a result of a 16% decrease in average selling prices for the Company’s semiconductor memory products partially offset by a 10% increase in megabits of memory sold.  The decrease in average selling prices reflects the net effect of continued declines in selling prices for the Company’s DDR SDRAM products partially offset by increases in the average selling prices for the Company’s SDRAM products.  DDR SDRAM products constituted approximately 65% of the Company’s megabits sold in the third quarter of 2003.  Megabit production volume increased approximately 20% in the third quarter of 2003 compared to the second quarter principally due to the Company’s migration to ..13µ and .11µ process technology and improved manufacturing yields.  Megabits of memory sold in the third quarter of 2003 slightly outpaced production resulting in lower levels of finished goods inventories.

Net sales for the third quarter of 2003 decreased by 5% compared to the third quarter of 2002, primarily due to a 52% decrease in average selling prices offset by a 94% increase in megabits sold.  Net sales for the first nine months of 2003 increased by 20% compared to the first nine months of 2002, primarily due to a 43% increase in megabits sold partially offset by a 17% decrease in average selling prices.

Gross Margin

The Company’s gross margin has been significantly affected by the timing of inventory write-downs.  In recent periods, average selling prices for the Company’s semiconductor products have been below manufacturing costs, and accordingly the Company’s results of operations, cash flows and financial condition have been adversely affected.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values.  In each of the last nine quarters, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values.  As these charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.

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

	Third Quarter				Second Quarter		Nine Months
	2003	% of net sales	2002	% of net sales	2003	% of net sales	2003	% of net sales	2002	% of net sales
Gross margin:
As reported	$71.0	9.7%	$168.2	21.8%	$(223.9)	(28.5)%	$(190.2)	(8.6)%	$98.6	5.4%
Inventory write-down	14.6		25.9		197.4		302.8		202.5
Estimated effect of previous write-downs	(168.1)		(82.9)		(98.6)		(405.6)		(657.2)
As adjusted	$(82.5)	(11.3)%	$111.2	14.4%	$(125.1)	(15.9)%	$(293.0)	(13.3)%	$(356.1)	(19.3)%

The Company’s reported gross margin for the third quarter of 2003 improved as compared to the second quarter of 2003, primarily due to the net effects of current and previous period inventory write-downs and a decrease in per megabit manufacturing costs, partially offset by the 16% decrease in average selling prices for the Company’s semiconductor memory products.  The Company was able to significantly reduce per megabit manufacturing costs through gains in manufacturing efficiency achieved in the third quarter of 2003.  During the third quarter of 2003, the Company substantially completed its transition to .13µ technology and continued to migrate to .11µ technology.

The Company’s gross margin for the third quarter of 2003 decreased as compared to the third quarter of 2002, primarily due to the 52% decrease in average selling prices, partially offset by a decrease in per megabit manufacturing costs due to manufacturing efficiency gains and the net effects of current and previous period inventory write-downs.

The Company’s gross margin for the first nine months of 2003 decreased as compared to the first nine months of 2002, primarily due to the 17% decrease in average selling prices and the net effects of current and previous period inventory write-downs.  Absent the effects of inventory write-downs, the gross margin for the first nine months of 2003 improved as compared to the first nine months of 2002, primarily due to a decrease in per megabit manufacturing costs, partially offset by the decrease in average selling prices and charges aggregating $19 million for write-downs of discontinued products and obsolescence charges for older EDO DRAM products.

Of the cumulative inventory write-downs recognized in the last nine quarters, the Company estimates that approximately $130 million is associated with product remaining in inventory as of May 29, 2003.  The Company estimates that approximately half of this amount will remain in inventory at the end of 2003.

Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture memory manufacturing operation, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the third quarter and first nine months of 2003 and supplied approximately 20% in the third quarter and first nine months of 2002.  The Company generally purchases semiconductor products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on products manufactured by TECH.  The Company also provides certain technology, engineering, and training support to TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned facilities.  The Company realized significantly higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in the third quarter and first nine months of both 2003 and 2002.  The Company expects gross margins on sales of TECH products in the fourth quarter of 2003 to be higher than gross margins realized on products manufactured by the Company’s wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense was slightly lower for the third quarter of 2003 as compared to SG&A expense of $92 million for the second quarter of 2003.  SG&A expense increased in the third quarter and first nine months of 2003 as compared to the corresponding periods of 2002, primarily due to increased costs associated with outstanding legal matters.  (See “Item 1. Financial Statements – Notes to Financial Statements – Contingencies.”)

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Product development costs are recorded as R&D expense.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  R&D expense for the third quarter of 2003 was $162 million, representing a 7% decrease as compared to R&D expense of $174 million in the second quarter of 2003.  R&D expense for the third quarter of 2003 was lower than projected due to the earlier qualification of the Company’s ..11µ DDR SDRAM devices than had been predicted.  R&D expenses related to the Company's 300 mm production line are expected to decline in the first quarter of 2004, after initial product qualifications occur.

The Company’s DRAM process technology research and development efforts are focused on its .11µ and .095µ line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional process development work includes processes to support Flash, CMOS imagers, and new memory materials.  In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology.  Efforts towards the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR SDRAMs, DDRII SDRAMs and GDDRIII SDRAMs, Flash memory products, CMOS imagers and certain advanced DRAM technology products.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the Company’s successive quarters of operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and a 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company’s results of operations included a restructure charge of $103 million in the first nine months of 2003.  In addition, the Company recorded other restructure-related charges of $7 million to write-down the carrying value of raw materials and work-in-process inventories associated with discontinued products.  These other charges are included in cost of goods sold in the accompanying consolidated statements of operation.  The Company expects to substantially complete the restructure plan by the end of 2003 and estimates that it will incur additional restructure charges of approximately $15 million over the next several quarters, primarily for the redeployment of equipment from its Virginia site to other facilities.  The components of the restructure and other charges were as follows:

	Quarter ended February 27, 2003	Adjustments	Cumulative charges as of May 29, 2003

Restructure charge:
Write-down of equipment	$53.9	$(9.3)	$44.6
Severance and other termination benefits	25.5	0.7	26.2
Write-down of intangible assets	18.6	—	18.6
Other	9.9	3.2	13.1
Total restructure charge	107.9	(5.4)	102.5

Other:
Write-down of raw materials and work in process inventories	7.8	(0.7)	7.1
Total restructure and other charges	$115.7	$(6.1)	$109.6

Through May 29, 2003, the Company had paid $25 million of the severance and other termination costs and $1 million of other costs.  As of May 29, 2003, the Company’s accounts payable and accrued expenses included $5 million for remaining costs accrued in connection with the restructure plan.

The Company expects its restructuring efforts to result in a lower overall cost structure, to provide better focus on products with greater potential for growth and profitability and to allow continuing investment in new technology.  The Company expects to realize annualized cost savings in excess of $250 million as a result of this restructure plan.

Other Operating Income and Expense

Other operating expense in the first nine months of 2003 includes losses net of gains on write-downs and disposals of semiconductor equipment of $19 million and losses of $12 million from changes in currency exchange rates.  Other operating income in the first nine months of 2003 includes $14 million received in the second quarter of 2003 from the U.S. government in connection with anti-dumping tariffs.  Other operating expense in the third quarter of 2002 includes losses of $15 million from changes in currency exchange rates.  Other operating expense for the first nine months of 2002 includes losses net of gains on write-downs and disposals of semiconductor equipment of $10 million.

Income Taxes

The income tax provision for the third quarter and first nine months of 2003 was $24 million and $63 million, respectively, which primarily reflects taxes on foreign operations.  Income tax benefit for the third quarter and first nine months of 2002 was $16 million and $214 million, respectively.  The Company recognized no tax benefit on its domestic net operating losses in 2003.

As of May 29, 2003, the Company had aggregate U.S. tax net operating loss carryforwards of $2,561 million and unused U.S. tax credits of $90 million, which expire in various years through 2023.  The Company also has state tax net operating loss carryforwards of $1,819 million which expire through 2023 and unused state tax credits of $128 million which expire through 2017.  Until the Company utilizes these net operating loss carryforwards and unused tax credits, the income tax provision will only reflect taxes from the Company’s foreign operations.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial condition.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004.  The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s future results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the adoption of SFAS No. 149 to have a significant impact on the Company’s future results of operations or financial condition

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effectively immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  Interpretation No. 46 is effective for the Company in the first quarter of 2004 for variable interest entities acquired before February 1, 2003.  The Company is currently assessing the impact of Interpretation No. 46 on its future results of operations and financial condition.

Liquidity and Capital Resources

As of May 29, 2003, the Company had cash and marketable investments totaling $1,004 million, compared to $1,146 million, which includes $160 million of investment securities with maturities of more than one year, as of August 29, 2002.  During the first nine months of 2003, the Company received financing proceeds of $633 million from the issuance of 2.5% seven-year convertible subordinated notes and $95 million from the issuance of other debt.  In conjunction with the issuance of the notes, the Company spent $109 million to purchase call spread options.  During the first nine months of 2003, the Company spent $674 million for property, plant and equipment and $216 million for payments of equipment purchase contracts and debt.  In addition, the Company received income tax refunds of $109 million in the first quarter of 2003.  The Company’s liquidity is highly dependent on overall industry demand for semiconductor memory and average selling prices for its semiconductor products.

The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects capital spending to approximate $1.1 billion in 2003 and has spent approximately $925 million to date.  The amounts included in the consolidated statement of cash flows for 2003 as equipment acquisitions on contracts payable and capital leases include $59 million related to assets sold and reacquired in equipment sale-leaseback transactions.  The Company originally acquired the majority of these assets prior to 2003.

The Company expects capital spending to approximate $1 billion in 2004.  Capital spending estimates include expenditures for ongoing equipment upgrades and expenditures for the Company’s 300 mm production line.  As of May 29, 2003, the Company had commitments extending into 2004 of approximately $275 million for the acquisition of property, plant and equipment.  The Company anticipates cash expenditures of approximately $15 million over the next several quarters to complete its restructure plan.

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

In connection with the acquisition of the Virginia facility, the Company issued 1.5 million shares of common stock.  The Company granted Toshiba an option to require the Company to repurchase on October 21, 2003, all of these shares for $68 million cash.  The option expires if the closing price of the Company’s common stock is at or above $45.05 per share for 20 consecutive trading days.

On March 13, 2003, TECH refinanced its then existing credit facility by entering into a new $250 million credit facility.  In connection therewith, $50 million previously pledged by the Company as cash collateral with respect to TECH’s credit facility was re-pledged and supplemented with an additional $50 million.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

As of May 29, 2003, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases

2003	$8.0	$6.4	$2.4
2004	66.4	25.4	8.1
2005	32.2	16.8	5.7
2006	242.0	23.4	3.8
2007	24.2	8.9	3.3
2008 and thereafter	669.0	—	27.6

Certain Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward looking statements made by or on behalf of the Company.

If average selling prices for our semiconductor products do not exceed our costs, we expect to incur losses.

Average selling prices for our semiconductor products decreased by 17% for the first nine months of 2003 as compared to the first nine months of 2002.  In five of the last six fiscal years, we experienced the following decreases in average selling prices for our semiconductor products:  53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  We are unable to predict pricing conditions for any future period.

In recent quarters, average selling prices for our semiconductor products have been below our manufacturing costs.  If average selling prices are below costs in future periods, we expect to continue to incur losses on product sales and for our results of operations, cash flows and financial condition to be adversely affected.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

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

The transition to smaller geometries and 300 mm wafers in the industry (which is expected to occur within the next five years) could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Some of our competitors may receive government support to withstand downturns in the semiconductor memory market and to invest in technology resulting in increased worldwide supply.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and adversely affect our results of operations, cash flows and financial condition.  In addition, if a lack of demand for semiconductor products limits our ability to sell our inventory, our liquidity and financial condition could be adversely affected.

Depressed pricing for semiconductor memory products may lead to future inventory write-downs.

We recorded inventory write-downs of $15 million, $197 million and $91 million in the third, second and first quarters of 2003, respectively, and we recorded inventory write-downs totaling $376 million in 2002 and $727 million in 2001 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

If the growth rate of either PCs sold or the amount of semiconductor memory included in each PC decreases, sales of our semiconductor products could decrease.

We are dependent on the computer market as most of the semiconductor products we sell are used in PCs or peripheral products.  Approximately 80% of our sales of semiconductor products for the third quarter of 2003 was to the computer market.  DRAMs are the most widely used semiconductor components in PCs.  In recent years, the growth rate of PCs sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either PCs sold or the average amount of semiconductor memory included in each PC, sales of our semiconductor products built for those markets could decrease, and our results of operations, cash flows and financial condition could be adversely affected.

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

Aggregate sales to two of our PC customers approximated 26% of our net sales in the third quarter of 2003.  If any one of our major PC customers significantly reduces its purchases of DRAM from us, our results of operations, cash flows and financial condition could be adversely affected.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our results of operations, cash flows and financial condition could be adversely affected.

TECH supplied approximately 30% of the total megabits of memory produced by the Company in the third quarter and first nine months of 2003 and supplied approximately 20% in the third quarter and first nine months of 2002.  We have agreements to purchase all of the production from TECH subject to specific terms and conditions.  Any reduction in supply could adversely affect our results of operations, cash flows and financial condition.  On March 13, 2003, TECH refinanced its then existing credit facility by entering into a new $250 million credit facility.  In connection therewith, $50 million previously pledged by the Company as cash collateral with respect to TECH’s credit facility was re-pledged and supplemented with an additional $50 million.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.  As of May 29, 2003, we had remaining unamortized costs of $77 million in intangible assets relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

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

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates.  Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by:

•                  our ability to successfully implement product and process technology upgrades, specifically our ongoing transition to .11µ process technologies

•                  our manufacturing wafer output or yields, which may decrease as we implement more complex technologies, including our transition to 300 mm wafer processing, and

•                  our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

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

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, twenty-four purported class action lawsuits were filed against us and other DRAM suppliers in various federal and state courts alleging violations of the Federal Sherman Antitrust Act or California’s Cartwright Antitrust Act and Unfair Competition Law relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  There can be no assurance that additional purported class action lawsuits will not be filed against us, either within or without the United States.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We cannot assure you that the final resolution of these alleged violations of federal or state antitrust laws will not result in significant liability and not have a material adverse effect on our results of operations and financial condition.

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

Sales to customers outside the United States approximated 55% of our consolidated net sales in the third quarter of 2003.  In addition, we have or support manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Disruptions in our supply of raw materials could adversely affect our results of operations, cash flows and financial condition.

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise adversely affect our results of operations, cash flows and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Substantially all of the Company’s investments and debt are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates.  The Company believes that the market risk arising from its holdings of investments is minimal as the Company’s investments generally mature within one year.  The carrying value of the Company’s debt was $1,097 million at May 29, 2003, and $454 million at August 29, 2002.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at approximately U.S. $187 million as of May 29, 2003, and U.S. $220 million as of August 29, 2002 (including deferred income tax assets denominated in Japanese Yen valued at approximately U.S. $114 million as of May 29, 2003, and U.S. $165 million as of August 29, 2002).  The Company also held aggregate foreign currency liabilities valued at approximately U.S. $467 million as of May 29, 2003, and U.S. $434 million as of August 29, 2002 (including debt denominated in Japanese Yen valued at approximately U.S. $172 million as of May 29, 2003, and U.S. $233 million as of August 29, 2002).  Foreign currency receivables and payables were comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

3.7	Bylaws of the Registrant, as amended
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The registrant filed the following reports on Form 8-K during the fiscal quarter ended May 29, 2003:

Date	Item

April 25, 2003	Item 5, Other Events
May 1, 2003	Item 5, Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: July 11, 2003	/s/ W. G. Stover, Jr.
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

Date: July 11, 2003

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

Date: July 11, 2003

/s/ W. G. Stover, Jr.
W. G. Stover, Jr.
Chief Financial Officer