Form 10-K
period 2003-08-28
MICRON TECHNOLOGY INC
filed 2003-10-15
CIK 723125

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on September 22, 2003, as reported by the New York Stock Exchange, was approximately $7.1 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the registrant's common stock as of October 3, 2003, was 610,606,712.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for registrant's 2003 Annual Meeting of Shareholders to be held on November 21, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Products" regarding the Company's expectation that the CMOS imaging market is expected to grow significantly, and in "Manufacturing" regarding the Company's expectation to transition to 110 nm line-width process technology in 2004 and future product qualification and production volumes for the Company's 300 mm production line. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors." All period references are to the Company's fiscal periods unless otherwise indicated.

General

        Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") manufacture and market DRAMs, Flash memory, CMOS image sensors and other semiconductor components. Micron Technology, Inc., a Delaware corporation, was incorporated in 1978. The Company's executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000. Information about the Company is available on the internet at www.micron.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or forwarded to the Securities and Exchange Commission. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

        Participation in, and ultimately success in, the semiconductor memory industry is dependent upon a number of factors, including: ownership or access to design and process technology, cost effective silicon processing capability, employment and retention of key personnel, and sufficient access to capital. The Company is one of the most cost-efficient memory suppliers in the industry.

        Weak market conditions led to the Company's decision in 2003 to restructure its operations. On February 18, 2003, the Company announced a series of cost-reduction initiatives, including the shutdown of its 200 mm wafer fabrication line in Virginia, the discontinuance of certain product lines, including SRAM and TCAM products, and an approximate 10% reduction in its worldwide workforce. (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Restructure and Other Charges.")

Products

        The Company offers semiconductor products with a wide variety of packaging and configuration options, architectures and performance characteristics to meet customer needs.

        Dynamic Random Access Memory    DRAM products are high density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval. DRAM is the Company's primary product and is the most widely used semiconductor memory component in computer systems. DRAM sales represented approximately 96%, 95% and 87% of the Company's net sales in 2003, 2002 and 2001, respectively.

        In recent years, the Company has broadened its DRAM product line as the market has become more diverse. The Company offers 128 Meg, 256 Meg and 512 Meg Double Data Rate Synchronous DRAM ("DDR") and SDRAM in multiple configurations, speeds and package types. In 2003, DDR replaced SDRAM as the Company's highest volume type of semiconductor memory products sold. DDR accounted for 66%, 21% and 1% of the Company's DRAM sales in 2003, 2002 and 2001, respectively. DDR is used in computing and networking applications and in a variety of other consumer electronics. The 256 Meg DDR was the Company's primary product in 2003, accounting for 60% of net sales. The Company began shipping commercial volumes of 512 Meg and 1 Gig DDR in 2003.

        Although market demand has shifted from SDRAM to DDR devices for computing and other applications, demand for SDRAM continues for many consumer applications, such as cell phones, hand held devices and other communications equipment. The Company also provides key customers with legacy DRAM products such as extended data out ("EDO") and fast page mode ("FPM") and lower density products such as the 16 Meg and 64 Meg DRAM. The Company continues to design and develop next generation products, including DDR2, GDDR3 and certain other products, including reduced latency DRAM ("RLDRAM") and Cellular RAM.

        Flash Memory    Flash products are non-volatile semiconductor devices that retain memory content when the power is turned off, and are electrically re-writeable. Flash is used in networking applications, workstations, servers, PCs, and handheld electronic devices such as digital cellular phones, digital cameras, and digital music players. Sales of Flash devices represented approximately 1%, 2% and 3% of the Company's net sales in 2003, 2002 and 2001, respectively. Currently, the Company's Flash offerings are comprised of NOR-based products.

        Complementary Metal-Oxide Semiconductor ("CMOS") Image Sensors    Image sensors are semiconductor devices that capture images and process them into pictures or video for a variety of consumer and industrial applications. The Company's CMOS image sensors are used in products such as cellular phone cameras, digital cameras, consumable pill cameras for medical use, automotive headlight dimming and motion tracking systems. CMOS imaging is a new market for the Company. The CMOS imaging market is expected to grow significantly over the next several years. Sales for CMOS image sensors accounted for less than 1% of the Company's net sales in 2003.

Manufacturing

        The Company is a leading global provider of semiconductor products with manufacturing facilities located in the United States, Italy, Japan, Puerto Rico, Singapore and Scotland. The Company's manufacturing facilities operate 24 hours per day, 7 days per week.

        The Company's process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, burn-in and final test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are die size, number of mask layers and yield of acceptable die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, number of fabrication steps, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment. The Company is continuously enhancing production processes, reducing the die size of existing products and transitioning to higher density products. In 2003, the Company completed the migration of its manufacturing operations to its 130 nanometer ("nm") line-width process technology and transitioned a portion of its manufacturing operations to its 110 nm line-width process technology. The Company expects to transition a majority of its manufacturing operations to 110 nm line-width process technology in 2004.

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

        After fabrication, silicon wafers are separated into individual die. Functional die are sorted, connected to external leads and encapsulated in plastic packages. The Company assembles products in a variety of packages, including TSOP (thin small outline package), TQFP (thin quad flat package) and FBGA (fine pitch ball grid array). Each completed package is then inspected and tested. The Company also sells semiconductor products in unpackaged die form. The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow. In addition, the Company uses its proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of DRAM die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

        A significant portion of the Company's memory products are assembled into memory modules for sale to customers. Memory modules consist of an array of memory components attached to printed circuit boards ("PCBs") that connect to computer systems or other electronic devices. Memory components are attached to PCBs in a soldering process performed by screen printing machines and high speed automated pick and place machines. Completed modules are tested by custom equipment and visually inspected.

        The Company has established a 300 mm production line at its Virginia facility and expects to qualify its 512 Meg DDR product from that facility for production by the end of calendar 2003. The Company expects to ramp this wafer fabrication facility towards a capacity of 10,000 wafer outs per week over the next two years.

        TECH Semiconductor Singapore Pte. Ltd. ("TECH")    TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. TECH supplied approximately 30%, 20% and 25% of the total megabits of memory produced by the Company in 2003, 2002 and 2001, respectively. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

Availability of Raw Materials

        The Company requires raw materials that meet exacting standards, including several custom materials. The Company generally has multiple sources of supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet the Company's standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. In addition, any transportation problems could delay the Company's receipt of raw materials. Although raw materials shortages or transportation problems have not interrupted the Company's operations in the past, shortages may occur from time to time in the future. Also, lead times for the supply of raw materials have been extended in the past. If the Company's supply of raw materials is interrupted, or lead times are extended, results of operations could be adversely affected.

Marketing and Customers

        Markets for the Company's products are categorized into computing and consumer, networking and telecommunications, and imaging. Approximately 82% of the Company's net sales for 2003 were to the computing market. Sales to both Dell Computer Corporation and Hewlett-Packard Company (including sales to Compaq Computer Corporation before the merger with Hewlett-Packard Company) exceeded 10% of the Company's net sales in 2003, 2002 and 2001, and aggregated 28%, 28% and 24% of the Company's net sales in 2003, 2002 and 2001, respectively.

        The Company markets its semiconductor products primarily through its own direct sales force. The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of product shipments. The Company's products are also offered through independent sales representatives, distributors and Crucial Technology, the Company's web-based customer direct sales division. The Company's products are offered under the Micron, SpecTek and Crucial brand names, and under other private labels. The Company maintains sales offices in North America, Europe, Asia and Japan. Sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis. The Company makes shipments against these orders directly to the customer. Distributors carry the Company's products in inventory and typically sell a variety of other semiconductor products, including competitors' products.

        The semiconductor memory industry is characterized by volatile market conditions, declining average selling prices, rapid technological change, frequent product introductions and enhancements, difficult product transitions and relatively short product life cycles. Technology transitions, resulting from changing market demand, can make it very difficult to optimize product mix. In addition, diversification of the DRAM market continues, with diverse memory needs being driven by the different requirements of desktop and notebook PCs, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. Many of the Company's customers require a thorough review or qualification of semiconductor products, which may take several months. As the Company further diversifies its product lines and reduces the die sizes of existing memory products, more products become subject to qualification. There can be no assurance that new products will be qualified for purchase by existing or potential customers.

Backlog

        Volatile industry conditions make customers reluctant to enter into long-term, fixed-price contracts. Accordingly, new order volumes for the Company's semiconductor products fluctuate significantly. Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment. Customers can change delivery schedules or cancel orders without significant penalty. For these reasons, the Company does not believe that its order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

        Because the design and production process for semiconductor products is highly complex, it is possible that the Company may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses. In accordance with industry practice, the Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery. Under the Company's general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances the Company may provide more extensive limited warranty coverage and general legal principles may impose more extensive liability than that provided under the Company's general terms and conditions.

Competition

        The Company faces intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG and Samsung Electronics, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities. These competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. These factors have significantly increased worldwide supply and put downward pressure on prices.

        Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors' production of semiconductor memory, particularly DRAM. This factor is expected to lead to a continued increase in the supply of DRAM and other semiconductor products in future periods.

Research and Development

        To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes. The Company believes that expansion of its semiconductor product offerings is necessary to meet expected market demand for specific memory solutions.

        Research and development ("R&D") expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers. Because of the lead times necessary to manufacture the Company's products, the Company typically begins to process a significant volume of product before it is internally qualified. As a result, R&D expenses can vary significantly depending on the timing of product qualification. Product development costs are recorded as R&D expense. The Company's R&D expenses were $656.4 million, $561.3 million and $489.5 million in 2003, 2002 and 2001, respectively.

        The Company's process technology R&D efforts are focused on its 110 nm, 95 nm and 80 nm line-width process technologies, which are designed to facilitate the Company's transition to next generation products. Additional R&D efforts include processes to support 300 mm wafer manufacturing, Flash, CMOS imagers, and new memory manufacturing materials. In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology. The Company has several product design centers around the world, the largest located at its headquarters in Boise, Idaho. Efforts toward the design and development of new products are concentrated on the Company's 512 Meg and 1 Gig DDR, DDR2, GDDR3, Flash memory products, CMOS imagers and other DRAM products, including reduced latency DRAM ("RLDRAM") and Cellular RAM. In addition, the Company has a facility at its Boise, Idaho site to develop leading edge photolithography mask technology.

International Sales

        Sales to customers outside the United States totaled $1.7 billion for 2003 and included $736.9 million in sales to the Asia Pacific region, $612.4 million in sales to Europe and $260.1 million in sales to Japan. International sales totaled $1.4 billion for 2002 and $1.8 billion for 2001. (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Geographic Information.")

Patents and Licenses

        The Company owns approximately 9,600 United States patents and 700 foreign patents. In addition, the Company has numerous United States and foreign patent applications pending. The Company's patents have terms expiring from 2003 through 2022.

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

Employees

        As of August 28, 2003, the Company had approximately 16,600 employees, including approximately 10,900 in the United States, 2,700 in the Asia Pacific region, 1,900 in Europe and 1,100 in Japan. The Company's employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company. The Company's employment levels can vary depending on market conditions and the level of the Company's production, research and product and process development. Many of the Company's employees are highly skilled, and the Company's continued success depends in part upon its ability to attract and retain such employees. The loss of key Company personnel could have a material adverse effect on the Company's business, results of operations or financial condition.

Environmental Compliance

        Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company's manufacturing processes. In 2003, the Company's wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification. To continue certification, the Company met requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. While the Company has not experienced any materially adverse effects on its operations from environmental or other government regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

Directors and Executive Officers of the Registrant

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

        As of August 28, 2003, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Steven R. Appleton	43	Chairman, Chief Executive Officer and President
Kipp A. Bedard	44	Vice President of Corporate Affairs
Robert M. Donnelly	64	Vice President of Computing and Consumer Group
Jan du Preez	46	Vice President of Networking and Communications Group
D. Mark Durcan	42	Chief Technical Officer and Vice President of Research and Development
Robert J. Gove	49	Vice President of Imaging
Jay L. Hawkins	43	Vice President of Operations
Roderic W. Lewis	48	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Michael W. Sadler	45	Vice President of Worldwide Sales
Wilbur G. Stover, Jr.	50	Vice President of Finance and Chief Financial Officer
James W. Bagley	64	Director
Robert A. Lothrop	77	Director
Thomas T. Nicholson	67	Director
Gordon C. Smith	74	Director
William P. Weber	63	Director

        Steven R. Appleton joined the Company in February 1983 and has served in various capacities with the Company and its subsidiaries. Mr. Appleton first became an officer of the Company in August 1989 and has served in various officer positions with the Company since that time. From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on the Company's Board of Directors. Since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. Appleton is a member of the Board of Directors of National Semiconductor Corporation. Mr. Appleton holds a BA in Business Management from Boise State University.

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

        Roderic W. Lewis joined the Company in August 1991 and has served in various capacities with the Company and its subsidiaries. Mr. Lewis has served as Vice President of Legal Affairs, General Counsel and Corporate Secretary since July 1996. Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

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

        The Company has a number of other properties including wafer fabrication facilities located in Avezzano, Italy, Nishiwaki-City, Japan, and Manassas, Virginia; an assembly and test facility located on leased property in Singapore; a test facility located in Nampa, Idaho; and module assembly and test facilities located in East Kilbride, Scotland and leased in Aguadilla, Puerto Rico. The Company has a semiconductor manufacturing facility located in Lehi, Utah, being used to perform test operations.

        The Company also owns and leases a number of smaller facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

Item 3. Legal Proceedings

        On August 28, 2000, the Company filed a declaratory judgment action against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware. On February 1, 2001, the Company amended its complaint. Pursuant to its amended complaint, the Company is seeking: (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company because of its conduct in the Joint Electron Device Engineering Council, a standard-setting organization; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an answer and counterclaim against the Company in Delaware denying the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company's declaratory judgment claim, and seeking monetary damages and injunctive relief. A number of other suits between Rambus and the Company have been filed in Europe. On September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company's products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company's products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company's Avezzano, Italy, site. On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter. The Monza trial court order that technical review proceedings continue with respect to the issue of preliminary injunction. On May 24, 2001, the trial court rejected Rambus' assertions of infringement and denied its request for a preliminary injunction. Rambus' appeal from the trial judge's ruling was rejected by the Monza appeals panel on July 18, 2001. On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642. In its various European suits against the Company, Rambus is seeking monetary damages and injunctive relief. The Company is unable to predict the outcome of these suits. A court determination that the Company's manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

        On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry. The Company is cooperating fully and actively with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers. Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts: one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. The foregoing federal district court cases have been transferred to the U.S. District Court for the Northern District of California (San Francisco) for coordinated or consolidated pretrial proceedings. Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts: five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humbolt County. Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001. The complaints allege violations of California's Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. The foregoing California state cases have been transferred to San Francisco County Superior Court for coordinated or consolidated pretrial proceedings. The Company is unable to predict the outcome of these suits. Based upon the Company's analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company's business, results of operations or financial condition.

        (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors.")

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

        The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol "MU." The following table represents the high and low closing sales prices for the Company's common stock for each quarter of the Company's fiscal years 2003 and 2002, as reported by Bloomberg L.P.

	High	Low
2003:
4th quarter	$15.38	$11.14
3rd quarter	11.22	7.42
2nd quarter	15.81	6.76
1st quarter	18.76	11.75
2002:
4th quarter	$24.45	$17.25
3rd quarter	39.50	22.47
2nd quarter	39.01	27.16
1st quarter	37.61	17.25

Holders of Record

        As of October 3, 2003, there were 3,978 shareholders of record of the Company's common stock.

Dividends

        The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

        The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999
	(amounts in millions except per share amounts)
Net sales	$3,091.3	$2,589.0	$3,935.9	$6,362.4	$2,575.1
Gross margin	(20.7)	(110.6)	110.7	3,248.1	628.1
Operating income (loss)	(1,186.5)	(1,025.3)	(976.5)	2,392.7	(19.6)
Income (loss) from continuing operations	(1,273.2)	(907.0)	(521.2)	1,547.7	(59.0)
Loss from discontinued PC Operations, net of taxes and minority interest	—	—	(103.8)	(43.5)	(9.9)
Net income (loss)	(1,273.2)	(907.0)	(625.0)	1,504.2	(68.9)
Diluted earnings (loss) per share:
Continuing operations	$(2.11)	$(1.51)	$(0.88)	$2.63	$(0.11)
Discontinued operations	—	—	(0.18)	(0.07)	(0.02)
Net income (loss)	(2.11)	(1.51)	(1.05)	2.56	(0.13)
Cash and short-term investments	$921.8	$985.7	$1,678.3	$2,466.4	$1,613.5
Total current assets	2,037.0	2,118.8	3,137.7	4,720.1	2,689.6
Property, plant and equipment, net	4,510.5	4,699.5	4,704.1	4,171.7	3,749.1
Total assets	7,158.2	7,555.4	8,363.2	9,391.9	6,773.5
Total current liabilities	993.0	752.7	687.0	1,447.1	731.2
Long-term debt	997.1	360.8	445.0	931.4	1,527.5
Total shareholders' equity	4,971.0	6,306.4	7,134.8	6,432.0	3,964.1

        On August 6, 2001, Micron Electronics, Inc. ("MEI") completed its merger with Interland, Inc., in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland") and the Company's ownership interest was reduced from 61% to 43% of Interland's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation.

        On May 31, 2001, MEI, then a 61% owned subsidiary of the Company, completed the disposition of its PC business. The selected financial data above presents the net effect of discontinued PC Operations separate from the results of the Company's continuing operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Gross Margin" regarding manufacturing cost reductions in future periods, the estimated amount of write-down remaining in inventory at the end of the first quarter of 2004 and relative gross margins on TECH products in the first quarter of 2004; in "Research and Development" regarding expenses related to, and initial product qualifications of, the Company's 300 mm production line; in "Restructure and Other Charges" regarding the effect of the restructure and the estimated cost savings in future periods; "Income Taxes" regarding taxes from the Company foreign operations and in "Liquidity and Capital Resources" regarding achievement of certain milestones associated with the Intel investment and regarding capital spending in 2004. The Company's actual results could differ materially from the Company's historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Certain Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes. All per share amounts are presented on a diluted basis. All tabular dollar amounts are in millions.

        The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended on August 28, 2003, August 29, 2002, and August 30, 2001, respectively. The Company's fiscal 2004, which ends on September 2, 2004, contains 53 weeks and the first quarter of fiscal 2004, which ends on December 4, 2003, contains 14 weeks. All period references are to the Company's fiscal periods unless otherwise indicated.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may vary under different assumptions or conditions. The Company evaluates its estimates and judgments on an ongoing basis. Management believes the accounting policies below are critical in the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments.

        Contingencies:    The Company is subject to the possibility of various loss contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

        Income taxes:    The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company's performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets. Realizability of deferred tax assets is dependent on the Company's ability to generate future taxable income.

        Inventories:    Inventories are stated at the lower of average cost or market value. Cost includes labor, material and overhead costs, including product and process technology costs. Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information. When these analyses reflect estimated market values below the Company's manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold. Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded. Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly. For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company's inventory by approximately $35 million at the end of the fourth quarter of 2003.

        U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values. The amount of any inventory write-down can vary significantly depending on the determination of inventory categories. A majority of the Company's inventory has been categorized as volatile (primarily DRAM) or non-volatile (Flash). The major characteristics the Company considers in determining inventory categories are product type and markets.

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

        Property, plant and equipment:    The Company reviews for impairment the carrying value of property, plant and equipment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future cash flows involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company's products and future production and sales volumes. In addition, judgment is required by the Company in determining the groups of assets for which impairment tests are separately performed.

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

Results of Operations

	2003		2002		2001
	(amounts in millions and as a percent of net sales)
Net sales	$3,091.3	100.0%	$2,589.0	100.0%	$3,935.9	100.0%
Gross margin	(20.7)	(0.7)%	(110.6)	(4.3)%	110.7	2.8%
Selling, general and administrative	358.2	11.6%	332.3	12.8%	524.1	13.3%
Research and development	656.4	21.2%	561.3	21.7%	489.5	12.4%
Restructure and other charges	116.3	3.8%	—	—	—	—
Operating loss	(1,186.5)	(38.4)%	(1,025.3)	(39.6)%	(976.5)	(24.8)%

        The Company's operating results in recent periods have been significantly affected by the timing of inventory write-downs and restructure charges. In the second quarter of 2003, the Company announced a series of cost-reduction initiatives including the shutdown of its 200 mm wafer fabrication line in Virginia, the discontinuance of certain product lines, including SRAM and TCAM products, and an approximate 10% reduction in its worldwide workforce. In connection with its restructure plan, the Company's results of operations for 2003 include restructure and related charges of $116.3 million. (See "Restructure and Other Charges" and "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Restructure and Other Charges.")

        The following table summarizes the Company's operating losses absent the inventory write-downs and the estimated aggregate effects of previous write-downs and restructure charges. These adjusted amounts have not been prepared in accordance with generally accepted accounting principles, however the Company believes this information may be useful in assessing the effects of inventory write-downs and the restructure and related charges on the Company's operating loss and analyzing the Company's operating loss trends.

	2003	2002	2001
Operating loss:
As reported	$(1,186.5)	$(1,025.3)	$(976.5)
Period-end inventory write-down	4.2	173.6	465.8
Estimated net effect of previous write-downs	(179.1)	(497.8)	98.8
Restructure and related charges	116.3	—	—

As adjusted	$(1,245.1)	$(1,349.5)	$(411.9)

        The Company acquired substantially all of the assets of Toshiba Corporation's ("Toshiba") DRAM business as conducted by Dominion Semiconductor L.L.C. in Virginia on April 22, 2002. The Company's results of operations include results from these acquired operations after the acquisition date. The total purchase price of $327.9 million included cash and 1.5 million shares of the Company's common stock. The Company granted Toshiba an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million cash. Toshiba has exercised the option and the Company will redeem these shares in the first quarter of 2004. (See "Item 8. Financial Statements—Notes to Consolidated Financial Statements—Redeemable Common Stock, and Acquisition of Toshiba Corporation DRAM Assets.")

  Net Sales

        Net sales for 2003 increased by 19% as compared to 2002, primarily due to a 44% increase in megabits of memory sold. This increase was partially offset by a 17% decrease in average selling prices in 2003 as compared to 2002 for the Company's semiconductor memory products following a 53% decrease in average selling prices in 2002 as compared to 2001. The average selling price for the Company's primary product, the 256 Meg DDR, decreased approximately 30% comparing the fourth quarter of 2003 to the fourth quarter of 2002. DDR products constituted 61% of the Company's megabits sold in 2003. Megabits produced increased 43% in 2003 compared to 2002 principally due to completion of the Company's process technology migration to 130 nanometer ("nm") and continuing transition to 110 nm geometries and improved manufacturing yields. Megabits sold in 2003 slightly outpaced production resulting in lower levels of finished goods inventories at the end of 2003 as compared to the end of 2002. Average selling prices for the fourth quarter of 2003 increased by approximately 15% as compared to the third quarter of 2003.

        Net sales for 2002 decreased by 34% as compared to 2001, primarily due to the 53% decline in average selling prices for the Company's semiconductor products. Megabits sold increased by approximately 45% in 2002 as compared to 2001.

  Gross Margin

        The Company's gross margin has been significantly affected by the timing of inventory write-downs. In recent periods, average selling prices for the Company's semiconductor products have been below costs, and accordingly, the Company's results of operations, cash flows and financial condition have been adversely affected. If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the Company's manufacturing cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values. In recent years, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values. As these charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.

        The following table sets forth adjusted gross margins absent the inventory write-downs and the estimated net effect of previous write-downs. These adjusted amounts have not been prepared in accordance with generally accepted accounting principles, however the Company believes this information may be useful in assessing the effects of inventory write-downs on the Company's gross margin and analyzing the Company's gross margin trends.

	2003		2002		2001
	(amounts in millions and as a percent of net sales)
Gross margin:
As reported	$(20.7)	(0.7)%	$(110.6)	(4.3)%	$110.7	2.8%
Period-end inventory write down	4.2		173.6		465.8
Estimated net effect of previous write-downs	(179.1)		(497.8)		98.8

As adjusted	$(195.6)	(6.3)%	$(434.8)	(16.8)%	$675.3	17.2%

        The Company's reported gross margin for 2003 improved as compared to 2002, primarily due to a decrease in per megabit manufacturing costs, partially offset by the 17% decrease in average selling prices for the Company's semiconductor products and the net effects of current and previous period inventory write-downs. The Company was able to significantly reduce per megabit manufacturing costs in 2003 through improvements in manufacturing efficiencies. During 2003, the Company completed its migration to 130 nm process technology and continued to transition to 110 nm technology. The Company expects to achieve further manufacturing cost reductions over the next several quarters in connection with the continued transition to 110 nm devices. The Company's gross margin for the fourth quarter of 2003 of $169.5 million benefited from the approximate 15% increase in average selling prices as compared to the third quarter of 2003. In the fourth quarter of 2003, the Company recognized a write-down of $4.2 million to record work in process and finished goods inventories, consisting primarily of Flash products, at their estimated market values.

        The Company's reported gross margin for 2002 decreased as compared to 2001, primarily due to the 53% decrease in average selling prices per megabit of memory, partially offset by the effects of inventory write-downs and reductions in per megabit manufacturing costs for the Company's semiconductor products.

        Of the cumulative inventory write-downs recognized, the Company estimates that approximately $65 million is associated with product remaining in inventory as of August 28, 2003. The Company estimates that approximately half of this amount will remain in inventory at the end of the first quarter of 2004.

        Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture memory manufacturing operation, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). TECH supplied approximately 30%, 20% and 25% of the total megabits of memory produced by the Company in 2003, 2002 and 2001, respectively. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling price realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training support to TECH. All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

        Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company's wholly-owned facilities. The Company realized significantly higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in 2003 and 2002 and lower gross margins on sales of TECH products for 2001. The Company expects gross margins on sales of TECH products in the first quarter of 2004 to be higher than gross margins realized on products manufactured by the Company's wholly-owned facilities.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased in 2003 as compared to 2002, primarily due to costs associated with outstanding legal matters. SG&A decreased in 2002 as compared to 2001. SG&A for 2001 included a contribution charge of $94.1 million for the market value of the Company's equity interest in Interland, which was contributed to the Micron Technology Foundation, and $62.6 million from the Company's Web-hosting Operations, which were disposed of in August 2001. In addition, technical and professional fees associated with the implementation of the Company's business software and legal costs were lower in 2002 as compared to 2001. (See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Contingencies.")

  Research and Development

        Research and development ("R&D") expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs. The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers. Because of the lead times necessary to manufacture the Company's products, the Company typically begins to process a significant volume of product before it is internally qualified. As a result, R&D expenses can vary significantly depending on the timing of product qualification. Product development costs are recorded as R&D expense. The Company's R&D expenses were $656.4 million, $561.3 million and $489.5 million in 2003, 2002 and 2001, respectively. R&D expenses related to the Company's 300 mm production line are expected to increase in the first quarter of 2004 as additional development wafers are processed. R&D expenses related to the Company's 300 mm production line are expected to decrease after initial product qualification, which is expected to occur by the end of calendar 2003.

        The Company's process technology R&D efforts are focused on its 110 nm, 95 nm and 80 nm line-width process technologies, which are designed to facilitate the Company's transition to next generation products. Additional R&D efforts include processes to support 300 mm wafer manufacturing, Flash, CMOS imagers, and new memory manufacturing materials. In addition to its process technology efforts, the Company continues to emphasize product designs that utilize advanced process technology. Efforts toward the design and development of new products are concentrated on the Company's 512 Meg and 1 Gig DDR, DDR2, GDDR3, Flash memory products, CMOS imagers and other DRAM products, including reduced latency DRAM ("RLDRAM") and Cellular RAM.

  Restructure and Other Charges

        As a result of the prolonged downturn in the semiconductor memory industry and the Company's recent operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations. The restructure plan included the shutdown of the Company's 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company's worldwide workforce. In connection with the plan, the Company recorded a restructure charge of $109.2 million in 2003. In addition, the Company recorded other restructure-related charges of $7.1 million to write down the carrying value of raw materials and work in process inventories associated with discontinued products. These other charges are included in cost of goods sold in the accompanying consolidated summary of operations. The Company has substantially completed the restructure plan. The components of the restructure and other charges were as follows:

Restructure charge:
Write-down of equipment	$50.7
Severance and other termination benefits	26.3
Write-down of intangible assets	18.6
Other	13.6

Total restructure charge	109.2
Other charges to write down raw materials and work in process inventories	7.1

Total restructure and other charges	$116.3

        Through August 28, 2003, the Company had paid essentially all of the severance and other termination benefits and $1.0 million of other costs incurred in connection with the restructure plan. As of August 28, 2003, the Company's accounts payable and accrued expenses included $3.1 million for remaining costs accrued in connection with the restructure plan.

        The Company expects its restructure efforts to result in a lower overall cost structure, to provide better focus on products with greater potential for growth and profitability and to allow continuing investment in new technology. The Company expects to realize annualized cost savings in excess of $250 million as a result of this restructure plan.

  Other Operating Expense

        Other operating expense for 2003 includes losses net of gains on write-downs and disposals of semiconductor equipment of $41.5 million and losses from changes in currency exchange rates of $10.7 million. Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs. Other operating expense for 2002 includes losses net of gains on write-downs and disposals of semiconductor equipment of $27.3 million. Other operating expense for 2001 includes losses of $44.2 million from the write-off of certain costs related to the Company's Lehi facility and losses net of gains on write-downs and disposals of semiconductor equipment of $19.6 million.

  Income Taxes

        The income tax provision for 2003 was $73.0 million, which primarily reflects taxes on non-U.S. operations. Income tax benefit for 2002 and 2001 was $91.5 million and $446.0 million, respectively. The Company recognized no tax benefit on its domestic net operating losses in 2003. In 2002, the Company recorded a $347.8 million charge to the provision for income taxes to establish a valuation allowance against its U.S. deferred tax assets.

        As of August 28, 2003, the Company had aggregate U.S. tax net operating loss carryforwards of $2.8 billion and unused U.S. tax credits of $95.0 million, which expire in various years through 2023. The Company also has unused state tax net operating loss carryforwards of $1.9 billion for tax purposes which expire in various years through 2023 and unused state tax credits of $132.0 million for tax and financial reporting purposes which expire in various years through 2017. Until the Company utilizes these net operating loss carryforwards and unused tax credits, the Company expects its income tax provision will primarily reflect taxes from the Company's non-U.S. operations.

Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's future results of operations or financial condition.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 is effective for the Company in the second quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 on its future results of operations and financial condition.

Liquidity and Capital Resources

        As of August 28, 2003, the Company had cash and marketable investments totaling $921.8 million, compared to $1,145.4 million as of August 29, 2002, which included $159.7 million of marketable investments with maturities of more than one year. During 2003, the Company received net financing proceeds of $615.9 million from the issuance of 2.5% seven-year convertible subordinated notes (the "Notes") and net proceeds of $94.9 million from the issuance of other debt. In conjunction with the issuance of the Notes, the Company spent $109.1 million to purchase call spread options. During 2003, expenditures for property, plant and equipment were $821.5 million and payments on equipment purchase contracts and debt were $249.2 million. The Company received income tax refunds of $108.9 million in the first quarter of 2003.

        On September 24, 2003, the Company received $450.0 million from Intel Corporation ("Intel") in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company's common stock. In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development. In the event the Company fails to achieve certain 2005 milestones and the Company's common stock price is then below Intel's purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company's election, in the Company's common stock. The operational objectives are in line with the Company's business plans and currently the Company is confident that each associated milestone will be met.

        The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. The Company expects capital spending to approximate $1.3 billion in 2004. Capital spending estimates include expenditures for ongoing equipment upgrades and expenditures for the Company's 300 mm production line. As of August 28, 2003, the Company had commitments extending into 2004 of approximately $335 million for the acquisition of property, plant and equipment.

        The Company has historically utilized external sources of financing to fund a portion of operations and since April 2000 has had a shelf registration statement in place pursuant to which the Company may from time to time issue debt or equity securities of up to $1 billion. The Company may also seek to raise funds through issuing securities not covered by the existing shelf registration statement, by increasing the size of the existing shelf registration statement or pursuing other external sources of financing.

        The Company has pledged $100 million as cash collateral for TECH's credit facility. In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

        In connection with the acquisition of the Virginia facility from Toshiba, the Company issued 1.5 million shares of common stock. The Company granted Toshiba an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million cash. Toshiba has exercised the option and the Company will redeem these shares in the first quarter of fiscal 2004.

        In February 2003, the Company issued $632.5 million of Notes. The issuance costs associated with the Notes totaled $16.6 million and the net proceeds to the Company from the offering of the Notes were $615.9 million. Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company's common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes. This conversion rate is equivalent to a conversion price of approximately $11.79 per share. The Company may redeem the notes at any time after February 6, 2006, at declining premiums to par.

        Concurrent with the issuance of the Notes, the Company purchased call spread options (the "Call Spread Options") covering 53.7 million shares of the Company's common stock, which is the number of shares issuable upon conversion of the Notes in full. The Call Spread Options have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company's option either in cash or net shares and expire on January 29, 2008. Settlement of the Call Spread Options in cash on January 29, 2008, the expiration date, would result in the Company receiving an amount ranging from zero if the market price per share of the Company's common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company's common stock is at or above $18.19. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares of the Company's common stock, not to exceed 18.9 million shares, with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Options, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the Call Spread Options. The Call Spread Options therefore have the potential of limiting the dilution associated with the conversion of the Notes from 53.7 million shares to as few as 34.8 million shares. The Call Spread Option transactions, including fees and costs of $109.1 million, are accounted for as capital transactions.

        As of August 28, 2003, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases
2004	$66.9	$25.5	$20.3
2005	32.4	16.9	17.6
2006	242.2	23.4	15.0
2007	24.4	8.3	3.3
2008	22.0	—	3.1
2009 and thereafter	647.5	—	24.6

Certain Factors

        In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business.

        In six of the last seven fiscal years, we experienced decreases in average selling prices for our semiconductor memory products as follows: 17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997. In recent periods, average selling prices for our semiconductor products have been below our costs. If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

If average selling prices of semiconductor products do not improve relative to our costs, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

        Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per megabit manufacturing costs. In recent periods, average selling prices have been below our costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. If average selling prices do not improve relative to our costs, we may not be able to generate sufficient cash flows to fund our operations or make adequate capital investments. In addition to cash provided by operations, we have historically utilized external sources of financing. However, depending on general market and economic conditions or other factors, we may not be able to access capital markets for funds on acceptable terms.

Increased worldwide DRAM production or lack of demand for semiconductor products could lead to further declines in average selling prices for DRAM.

        The transition to smaller geometries and 300 mm wafers in the industry could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM. Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production. Some of our competitors may receive government support to withstand downturns in the semiconductor memory market and to invest in technology resulting in higher levels of worldwide supply than would otherwise exist. Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

Depressed pricing for semiconductor memory products may lead to future losses and inventory write-downs.

        We recorded inventory write-downs aggregating $307.0 million in 2003, $376.1 million in 2002 and $726.9 million in 2001 as a result of the significant decreases in average selling prices for our semiconductor memory products. If average selling prices are below our costs in future periods, we expect to continue to incur losses on product sales and our business, results of operations or financial condition could be materially adversely affected. If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

If the growth rate of either computers sold or the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

        We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products. Approximately 82% of our sales of semiconductor products for 2003 was to the computing market. DRAMs are the most widely used semiconductor components in computers. In recent years, the growth rate of computers sold has slowed or declined. If we experience a sustained reduction in the growth rate of either computers sold or the average amount of semiconductor memory included in each computer, sales of our semiconductor products could decrease, and our business, results of operations or financial condition could be materially adversely affected.

The semiconductor memory industry is highly competitive.

        We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor, Inc., Infineon Technologies AG and Samsung Electronics, Inc. Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. These competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. These factors have significantly increased worldwide supply and put downward pressure on prices.

        Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors' production of semiconductor memory, particularly DRAM. This factor is expected to lead to a continued increase in the supply of DRAM and other semiconductor products in future periods.

Current economic and political conditions may harm our business.

        Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, results of operations or financial condition could be materially adversely affected. If, for any reason, we are unable to access the capital markets over an extended period of time, we may be unable to make property, plant and equipment expenditures, implement our research and development efforts or fund our operations, which could materially adversely affect our business, results of operations or financial condition.

If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

        Aggregate sales to two of our computing customers approximated 28% of our net sales in 2003. If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our business, results of operations or financial condition could be materially adversely affected.

        TECH supplied approximately 30%, 20% and 25% of our total megabits of memory produced in 2003, 2002 and 2001, respectively. We have agreements to purchase all of the products manufactured by

TECH subject to specific terms and conditions. Any reduction in supply could materially adversely affect our business, results of operations or financial condition. We have pledged $100 million as cash collateral for TECH's credit facility. In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify us for approximately one-half of the amount of the cash collateral used to satisfy such obligations. As of August 28, 2003, we had remaining unamortized costs of $73.8 million in intangible assets relating to the supply arrangement to purchase product from TECH. In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

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

        Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates. Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by:

  •
  our ability to successfully implement product and process technology upgrades, specifically our ongoing transition to 110 nm process technologies and future transitions to 95 nm and 80 nm process technologies,

  •
  our manufacturing wafer output or yields, which may decrease as we implement more complex technologies, including our transition to 300 mm wafer processing, and

  •
  our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our business, results of operations or financial condition could be materially adversely affected.

        In recent periods, the semiconductor memory market has become relatively segmented, with diverse memory needs being driven by the different requirements of desktop and notebook computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions. We currently offer customers a variety of products, including DDR, SDRAM, Flash and CMOS image sensors. In addition, we are designing and developing other semiconductor products, including DDR2, GDDR3, reduced latency DRAM, CellularRAM and CMOS image sensors.

        We need to dedicate significant resources to product design and development to respond to customer demand for the continued diversification of semiconductor products. If we are unable to invest sufficient resources to meet the diverse memory needs of customers, we may lose market share. In addition, as we diversify our product lines we may encounter difficulties penetrating certain markets, particularly markets where we do not have existing customers. If we are unable to respond to customer demand for market diversification in a cost-effective manner, our business, results of operations or financial condition could be materially adversely affected.

An adverse determination that our products and processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

        As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or processes infringe their product or process technology rights. We are currently engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. On August 28, 2000, we filed a declaratory judgment action against Rambus, Inc. ("Rambus") in U.S. District Court for the District of Delaware. On February 1, 2001, we amended our complaint. Pursuant to our amended complaint, we are seeking: (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable due to, among other reasons, Rambus' fraudulent conduct in misusing and enforcing those patents, (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us because of its conduct in the Joint Electron Device Engineering Council, a standard-setting organization; and (3) damages and declaratory relief for Rambus' breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel. On February 15, 2001, Rambus filed an answer and counterclaim against us in Delaware denying we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. A number of other suits between Rambus and us have been filed in Europe. On September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068. On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068. On September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068. On September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068. On September 29, 2000, Rambus filed a preliminary proceeding against us and EBV (a distributor of our products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at our Avezzano, Italy, site. On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter. The Monza trial court order that technical review proceedings continue with respect to the issue of preliminary injunction. On May 24, 2001, the trial court rejected Rambus' assertions of infringement and denied its request for a preliminary injunction. Rambus' appeal from the trial judge's ruling was rejected by the Monza appeals panel on July 18, 2001. On December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642. In its various European suits against us, Rambus is seeking monetary damages and injunctive relief. We are unable to predict the outcome of these suits. A court determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to its products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

        On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry. We are cooperating fully and actively with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other DRAM suppliers. Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts: one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California. Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001. The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. The foregoing federal district court cases have been transferred to the U.S. District Court for the Northern District of California (San Francisco) for coordinated or consolidated pretrial proceedings. Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts: five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humbolt County. Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001. The complaints allege violations of California's Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys' fees, and an injunction against the allegedly unlawful conduct. The foregoing California state cases have been transferred to San Francisco County Superior Court for coordinated or consolidated pretrial proceedings. We are unable to predict the outcome of these suits. Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. We can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

If we are unable to successfully transition our operations to 300 mm wafer processing at the appropriate time, our business, results of operations or financial condition could be materially adversely affected.

        We have in the past reduced our per megabit manufacturing costs by transitioning to larger wafer sizes. By transitioning to larger wafers, we should be able to produce significantly more die for each wafer, ultimately resulting in substantially reduced costs for each die. Our transition to 300 mm wafer processing across a significant portion of our operations will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain additional funds from external sources. We may also experience disruptions in manufacturing operations and reduced yields during our transition to larger wafer sizes. If we are unable to successfully transition to 300 mm wafer processing at the appropriate time, we could be at a cost disadvantage with respect to our competitors and our business, results of operations or financial condition could be materially adversely affected.

New product development may be unsuccessful.

        We are developing new products that complement our traditional memory products or leverage their underlying design or process technology. We anticipate expending significant resources for new semiconductor product development over the next several years. There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

        Sales to customers outside the United States approximated 57% of our consolidated net sales in 2003. In addition, we have or support manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore. Our international sales and operations are subject to a variety of risks, including:

  •
  currency exchange rate fluctuations, export duties, changes to import and export regulations, and restrictions on the transfer of funds,

  •
  political and economic instability,

  •
  problems with the transportation or delivery of our products,

  •
  issues arising from cultural or language differences and labor unrest,

  •
  longer payment cycles and greater difficulty in collecting accounts receivable, and

  •
  compliance with trade and other laws in a variety of jurisdictions.

        These factors may materially adversely affect our business, results of operations or financial condition.

If our manufacturing process is disrupted, our business, results of operations or financial condition could be materially adversely affected.

        We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs. From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business results of operations or financial condition.

Disruptions in our supply of raw materials could materially adversely affect our business, results of operations or financial condition.

        Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials. However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound. Shortages may occur from time to time in the future. In addition, any transportation problems could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

If we fail to achieve certain milestones, we could be obligated to pay Intel Corporation amounts up to $135 million.

        In conjunction with the issuance of stock rights to Intel in September 2003, we agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development. If we fail to achieve certain 2005 milestones and our common stock price is then below Intel's purchase price of $13.29, we could be obligated to pay Intel amounts up to $135 million, a substantial portion of which is payable, at our election, in our common stock.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition.

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

        We expect to make future acquisitions where we believe it is advisable to enhance our market position. Acquisitions involve numerous risks, including:

  •
  increasing our exposure to changes in average selling prices for semiconductor memory products,

  •
  difficulties in integrating the operations, technologies and products of the acquired companies,

  •
  increasing capital expenditures to upgrade and maintain facilities,

  •
  increasing debt to finance any acquisition,

  •
  diverting management's attention from normal daily operations,

  •
  managing larger operations and facilities and employees in separate geographic areas, and

  •
  hiring and retaining key employees.

        Mergers and acquisitions of high-technology companies are inherently risky, and future acquisitions may not be successful and may materially adversely affect our business, results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Substantially all of the Company's investments are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates. The Company believes that the market risk arising from its holdings of investments is minimal as the Company's investments generally mature within one year.

        All of the Company's debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates. The estimated fair market value of the Company's debt as of August 28, 2003 and August 29, 2002, approximated $1.3 billion and $430 million, respectively. The Company entered into an interest rate swap agreement (the "Swap") that effectively converts, beginning August 29, 2003, the 2.5% fixed interest rate on the Company's $632.5 million convertible subordinated notes (the "Notes") to a variable interest rate based on the 3-month London Interbank

Offering Rate ("LIBOR") less 65 basis points. The Swap qualifies as a fair-value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

        The functional currency for substantially all of the Company's operations is the U.S. dollar. The Company held aggregate cash and other assets in foreign currency valued at U.S. $203.1 million as of August 28, 2003, and U.S. $220.4 million as of August 29, 2002 (including deferred income tax assets denominated in Japanese Yen valued at U.S. $105.4 million as of August 28, 2003, and U.S. $164.7 million as of August 29, 2002). The Company also held aggregate foreign currency liabilities valued at U.S. $513.2 million as of August 28, 2003, and U.S. $434.0 million as of August 29, 2002 (including debt denominated in Japanese Yen valued at U.S. $170.5 million as of August 28, 2003, and U.S. $233.1 million as of August 29, 2002). Foreign currency receivables and payables as of August 28, 2003, were comprised primarily of Japanese Yen, Euros, Singapore Dollars and British Pounds. The Company estimates that, based on its assets and liabilities denominated in Japanese Yen as of August 28, 2003, a one Yen change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements as of August 28, 2003, and August 29, 2002, and for the fiscal years ended August 28, 2003, August 29, 2002, and August 30, 2001:
Consolidated Statements of Operations	33
Consolidated Balance Sheets	34
Consolidated Statements of Shareholders' Equity	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37
Report of Independent Accountants	57
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	63

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)

	For the year ended
	August 28, 2003	August 29, 2002	August 30, 2001
Net sales	$3,091.3	$2,589.0	$3,935.9
Cost of goods sold	3,112.0	2,699.6	3,825.2

Gross margin	(20.7)	(110.6)	110.7
Selling, general and administrative	358.2	332.3	524.1
Research and development	656.4	561.3	489.5
Restructure charge	109.2	—	—
Other operating expense	42.0	21.1	73.6

Operating loss	(1,186.5)	(1,025.3)	(976.5)
Interest income	18.1	51.6	135.8
Interest expense	(36.5)	(17.1)	(16.7)
Loss on issuance of subsidiary stock	—	—	(3.4)
Other non-operating income (expense)	4.7	(7.7)	(98.7)

Loss before taxes and minority interest	(1,200.2)	(998.5)	(959.5)
Income tax (provision) benefit	(73.0)	91.5	446.0
Minority interest in net income	—	—	(7.7)

Loss from continuing operations	(1,273.2)	(907.0)	(521.2)
Loss from discontinued PC Operations, net of taxes and minority interest:
Loss from operations of PC business	—	—	(36.1)
Loss on disposal of PC Operations	—	—	(67.7)

Loss from discontinued PC Operations, net	—	—	(103.8)

Net loss	$(1,273.2)	$(907.0)	$(625.0)

Basic loss per share:
Continuing operations	$(2.11)	$(1.51)	$(0.88)
Discontinued operations	—	—	(0.18)
Net loss	(2.11)	(1.51)	(1.05)
Diluted loss per share:
Continuing operations	$(2.11)	$(1.51)	$(0.88)
Discontinued operations	—	—	(0.18)
Net loss	(2.11)	(1.51)	(1.05)
Number of shares used in per share calculations:
Basic	607.5	601.5	592.4
Diluted	607.5	601.5	592.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in millions except par value amounts)

	As of
	August 28, 2003	August 29, 2002
Assets
Cash and equivalents	$570.3	$398.2
Short-term investments	351.5	587.5
Receivables	642.5	537.9
Inventories	417.4	545.4
Prepaid expenses	27.7	35.6
Deferred income taxes	27.6	14.2

Total current assets	2,037.0	2,118.8
Intangible assets, net	289.6	317.0
Property, plant and equipment, net	4,510.5	4,699.5
Deferred income taxes	83.7	124.8
Restricted cash	125.2	51.6
Other assets	112.2	243.7

Total assets	$7,158.2	$7,555.4

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$714.7	$554.1
Deferred income	22.7	25.5
Equipment purchase contracts	166.7	80.0
Current portion of long-term debt	88.9	93.1

Total current liabilities	993.0	752.7
Long-term debt	997.1	360.8
Deferred income taxes	41.3	—
Other liabilities	89.3	75.3

Total liabilities	2,120.7	1,188.8

Commitments and contingencies
Redeemable common stock	66.5	60.2
Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 609.9 million and 604.4 million shares	60.8	60.3
Additional capital	4,176.3	4,229.6
Retained earnings	733.8	2,015.5
Accumulated other comprehensive income	0.1	1.0

Total shareholders' equity	4,971.0	6,306.4

Total liabilities and shareholders' equity	$7,158.2	$7,555.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Capital	Retained Earnings		Total Shareholders' Equity
Balance at August 31, 2000	567.3	$56.7	$2,824.2	$3,549.6	$1.5	$6,432.0

Comprehensive income (loss):
Net loss				(625.0)		(625.0)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(4.8)	(4.8)

Total comprehensive income (loss)						(629.8)

Conversion of notes to stock	24.7	2.5	682.1			684.6
Issuance of common stock warrants			480.2			480.2
Stock issued under stock plans	6.4	0.6	122.0			122.6
Tax effect of stock plans			48.3			48.3
Other			(3.1)			(3.1)

Balance at August 30, 2001	598.4	$59.8	$4,153.7	$2,924.6	$(3.3)	$7,134.8

Comprehensive income (loss):
Net loss				(907.0)		(907.0)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					4.3	4.3

Total comprehensive income (loss)						(902.7)

Stock issued under stock plans	4.5	0.5	75.9			76.4
Stock issued in connection with purchase of DRAM assets from Toshiba Corporation	1.5
Redeemable common stock accretion				(2.1)		(2.1)

Balance at August 29, 2002	604.4	$60.3	$4,229.6	$2,015.5	$1.0	$6,306.4

Comprehensive income (loss):
Net loss				(1,273.2)		(1,273.2)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(0.9)	(0.9)

Total comprehensive income (loss)						(1,274.1)

Stock issued under stock plans	5.7	0.5	56.9			57.4
Purchase of call spread options			(109.1)			(109.1)
Repurchase and retirement of common stock	(0.2)		(1.1)	(2.2)		(3.3)
Redeemable common stock accretion				(6.3)		(6.3)

Balance at August 28, 2003	609.9	$60.8	$4,176.3	$733.8	$0.1	$4,971.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the year ended
	August 28, 2003	August 29, 2002	August 30, 2001
Cash flows from operating activities
Net loss	$(1,273.2)	$(907.0)	$(625.0)
Loss from discontinued PC Operations, net	—	—	103.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,209.9	1,177.4	1,114.4
Noncash restructure and other charges	85.2	—	—
Provision to write down inventories to estimated market values	307.0	376.1	726.9
Loss from write-down or disposition of equipment	48.4	28.4	23.4
Loss (gain) from write-down or disposition of investments	(0.6)	11.5	(0.5)
Loss on contributions of investment	—	—	186.5
Additional capital tax effect of stock plans	—	—	48.3
Change in operating assets and liabilities:
Decrease (increase) in receivables	(103.8)	239.0	605.8
Increase in inventories	(196.2)	(378.9)	(482.8)
Increase (decrease) in accounts payable and accrued expenses	98.8	39.9	(702.4)
Deferred income taxes	70.5	11.4	(130.3)
Other	38.2	(19.7)	(79.0)

Net cash provided by operating activities	284.2	578.1	789.1

Cash flows from investing activities
Expenditures for property, plant and equipment	(821.5)	(759.9)	(1,488.6)
Purchases of available-for-sale securities	(758.0)	(1,867.9)	(2,860.3)
Purchases of held-to-maturity securities	—	—	(116.3)
Proceeds from maturities of available-for-sale securities	832.0	1,842.0	3,104.1
Proceeds from sales of available-for-sale securities	319.1	596.6	131.1
Proceeds from maturities of held-to-maturity securities	—	—	207.7
Proceeds from sales of property, plant and equipment	20.0	4.5	23.7
Increase in restricted cash	(75.1)	(0.8)	(50.8)
Purchase of DRAM assets from Toshiba Corporation	—	(252.4)	—
Net cash reduction from deconsolidation of MEI	—	—	(170.9)
Cash paid in connection with disposition of PC Operations	—	—	(76.5)
Other	(34.6)	(76.0)	(85.8)

Net cash used for investing activities	(518.1)	(513.9)	(1,382.6)

Cash flows from financing activities
Proceeds from issuance of debt	667.5	—	22.6
Proceeds from equipment sale-leaseback transactions	60.6	—	—
Proceeds from issuance of common stock	53.5	71.8	118.2
Proceeds from issuance of common stock warrants	—	—	480.2
Payments on equipment purchase contracts	(143.2)	(122.3)	(187.2)
Purchase of call spread options	(109.1)	—	—
Repayments of debt	(106.0)	(84.6)	(73.8)
Debt issuance costs	(17.3)	—	—
Other	—	—	0.9

Net cash provided by (used for) financing activities	406.0	(135.1)	360.9

Net increase (decrease) in cash and equivalents	172.1	(70.9)	(232.6)
Cash and equivalents at beginning of year	398.2	469.1	701.7

Cash and equivalents at end of year	$570.3	$398.2	$469.1

Supplemental disclosures
Income taxes refunded (paid), net	$104.9	$540.0	$(410.6)
Interest paid, net of amounts capitalized	(27.1)	(11.5)	(34.3)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	292.1	138.7	202.9
Conversion of notes to equity	—	—	684.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

        Basis of presentation:    Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the "Company") manufacture and market DRAMs, Flash memory, CMOS image sensors and other semiconductor components. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended on August 28, 2003, August 29, 2002, and August 30, 2001, respectively. The Company's fiscal year 2004, which ends on September 2, 2004, contains 53 weeks and the first quarter of fiscal year 2004, which ends on December 4, 2003, contains 14 weeks. All period references are to the Company's fiscal periods unless otherwise indicated.

        On August 6, 2001, Micron Electronics, Inc. ("MEI"), a former subsidiary of the Company, completed a merger with Interland, Inc. in a stock-for-stock acquisition (the "Interland Merger"). Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. ("Interland"), and the Company's ownership interest was reduced from 61% to 43% of MEI's outstanding common stock. On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation (the "Foundation"). The Foundation's results are not consolidated with the Company's results. MEI's 2001 financial results are included in the Company's consolidated financial statements for eleven months through the date of the Interland Merger. As a result of MEI's disposal of its PC Operations in 2001, the Company's consolidated financial statements present the net effect of discontinued PC Operations separate from the results of the Company's continuing operations.

        Reclassifications:    Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

        Use of estimates:    The preparation of financial statements and related disclosures in conformity with U. S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances. Estimates and judgments may differ under different assumptions or conditions. The Company evaluates its estimates and judgments on an ongoing basis. Actual results could differ from estimates.

        Certain concentrations:    Approximately 82% of the Company's net sales for 2003 were to the computing market. Semiconductor Operations sales to one customer were 14.9%, 16.5% and 10.8% of the Company's net sales in 2003, 2002 and 2001, respectively. Semiconductor Operations sales to another customer were 13.2%, 12.0% and 13.1% of the Company's net sales in 2003, 2002 and 2001, respectively. Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade accounts receivable. The Company invests through high-credit-quality financial institutions and, by policy, limits the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to trade receivables as a substantial portion of the Company's customers are affiliated with the computing industry. The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses on receivables.

        Product warranty:    The Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery. Under the Company's general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances the Company may provide more extensive limited warranty coverage and general legal principles may impose upon the Company more extensive liability than that provided under the Company's general terms and conditions. The Company's warranty obligations are not material.

        Revenue recognition:    Revenue from product sales to direct customers is recognized when title transfers to the customer, primarily upon shipment. The Company defers recognition of sales to certain customers that have rights of return and price protection until such customers have sold the products.

        Advertising:    Advertising costs are charged to operations as incurred. The Company incurred $11.1 million, $13.6 million and $24.1 million of advertising costs in 2003, 2002 and 2001, respectively.

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

        Stock-based compensation:    Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value-based accounting method in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been used to account for stock-based compensation. The following presents pro forma loss and per share data as if a fair value-based accounting method had been used to account for stock-based compensation:

	2003	2002	2001
Net loss from continuing operations, as reported	$(1,273.2)	$(907.0)	$(521.2)
Redeemable common stock accretion	(6.3)	(2.1)	—

Net loss from continuing operations available to common shareholders	(1,279.5)	(909.1)	(521.2)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.4	1.4	0.2
Less total stock-based employee compensation expense determined under a fair value-based method for all awards, net of related tax effects	(295.2)	(378.3)	(225.9)

Pro forma net loss from continuing operations available to common shareholders	$(1,574.3)	$(1,286.0)	$(746.9)

Loss per share from continuing operations:
Basic, as reported	$(2.11)	$(1.51)	$(0.88)
Basic, pro forma	(2.59)	(2.14)	(1.26)
Diluted, as reported	$(2.11)	$(1.51)	$(0.88)
Diluted, pro forma	(2.59)	(2.14)	(1.26)

        Stock-based employee compensation expense determined under a fair value-based method in 2003 and 2002 does not reflect a benefit for income taxes, which is consistent with the Company's treatment of net operating losses from its U.S. operations. Stock-based compensation expense in 2001 is net of an assumed benefit for income taxes of $92.0 million.

        Functional currency:    The U.S. dollar is the Company's functional currency for substantially all of its operations.

        Earnings per share:    Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, stock warrants and convertible notes. Basic and diluted earnings per share computations reflect the effect of accretion of redeemable common stock.

        Financial instruments:    Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as other noncurrent assets. Securities classified as available-for-sale are stated at market value. The carrying value of investment securities sold is determined using the specific identification method.

        The amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values. The estimated fair value of the Company's debt as of August 28, 2003, and August 29, 2002, was $1.3 billion and $430 million, respectively. The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

        Inventories:    Inventories are stated at the lower of average cost or market value. Cost includes labor, material and overhead costs, including product and process technology costs. Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of these analyses, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold when market values are below the Company's costs.

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

        Property, plant and equipment:    Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software. Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's accounts and any net gain or loss is included in the Company's results of operations.

        The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized interest costs of $3.4 million, $10.2 million and $9.8 million in 2003, 2002 and 2001, respectively, in connection with various capital projects.

        Recently issued accounting standards:    In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's future results of operations or financial condition.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 is effective for the Company in the second quarter of 2004 for variable interest entities acquired before February 1, 2003. The Company is currently assessing the impact of Interpretation No. 46 on its future results of operations and financial condition.

Supplemental Balance Sheet Information

Investment Securities	2003	2002
Available-for-sale securities:
U.S. government and agencies	$391.1	$527.0
Commercial paper	222.1	163.2
Repurchase agreements	83.8	70.0
Certificates of deposit	33.6	90.1
Other	41.2	175.4

	771.8	1,025.7
Less cash equivalents	(418.0)	(275.7)
Less noncurrent investments	(2.3)	(162.5)

Short-term investments	$351.5	$587.5

        Gross unrealized gains and losses as of the end of the periods shown above were de minimis as were gross realized gains and losses in 2003, 2002 and 2001. Securities of $722.6 million held by the Company as of August 28, 2003, have contractual maturities within one year.

Receivables	2003	2002
Trade receivables	$552.5	$370.7
Joint venture	53.1	10.5
Taxes other than income	21.8	23.9
Income taxes	11.3	122.2
Other	8.6	16.8
Allowance for doubtful accounts	(4.8)	(6.2)

	$642.5	$537.9

Inventories	2003	2002
Finished goods	$124.6	$257.9
Work in process	211.3	202.2
Raw materials and supplies	102.9	112.4
Allowance for obsolescence	(21.4)	(27.1)

	$417.4	$545.4

        The Company recognized write-downs aggregating $307.0 million and $376.1 million in 2003 and 2002, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Intangible Assets	August 28, 2003		August 29, 2002
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$328.1	$(118.2)	$320.5	$(91.5)
Joint venture supply arrangement	105.0	(31.2)	98.0	(20.6)
Other	14.7	(8.8)	15.0	(4.4)

	$447.8	$(158.2)	$433.5	$(116.5)

        During 2003, the Company capitalized $32.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of 10 years and 3 years,

respectively. During 2002, the Company capitalized $52.7 million for product and process technology and $9.4 million for other intangible assets with weighted average useful lives of 9 years and 5 years, respectively. As part of a restructure plan announced in the second quarter of 2003, the Company wrote off net carrying values of $16.1 million of product and process technology and $2.5 million of other intangible assets associated with discontinued products, including SRAM and TCAM products. (See "Restructure and Other Charges" note.)

        The Company has guaranteed a portion of the credit facility of its joint venture, TECH Semiconductor Singapore Pte. Ltd. ("TECH"). In accordance with FASB Interpretation No. 45, the Company estimated the fair value of its guarantee of TECH's credit facility to be $7.0 million, which was recorded in other noncurrent liabilities in the third quarter of 2003 with an offsetting amount as an increase in the value of the TECH supply arrangement. The amount recorded pursuant to Interpretation No. 45 is being amortized using the straight-line method through the June 2006 term of the new TECH credit facility. (See "Joint Venture" note.)

        Amortization expense for intangible assets was $51.1 million, $47.1 million and $49.2 million in 2003, 2002 and 2001, respectively. Annual amortization expense for intangible assets held as of August 28, 2003, is estimated to be $48.8 million in 2004, $45.6 million in 2005, $43.9 million in 2006, $42.1 million in 2007 and $41.3 million in 2008.

Property, Plant and Equipment	2003	2002
Land	$106.4	$106.3
Buildings	2,305.9	2,219.8
Equipment	6,488.2	6,024.9
Construction in progress	240.8	294.2
Software	205.1	194.6

	9,346.4	8,839.8
Accumulated depreciation	(4,835.9)	(4,140.3)

	$4,510.5	$4,699.5

        Depreciation expense was $1,157.8 million, $1,127.5 million and $1,049.6 million for 2003, 2002 and 2001, respectively.

        The Company has manufacturing facilities in Virginia and Utah that are only partially utilized. As of August 28, 2003, the Virginia and Utah facilities had net book values of $332.1 million and $824.1 million, respectively. A portion of the Virginia facility is currently being used for 300 mm wafer fabrication and a portion of the Utah facility is being used for component test operations. The Company is depreciating all assets at the Virginia and Utah facilities other than $196.2 million of construction in progress in Utah as of August 28, 2003. Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company's operations, cash flows and alternative capacity utilization opportunities.

        As part of a restructure plan announced in the second quarter of 2003, the Company recorded impairment charges of $42.6 million in 2003 to write down the carrying value of certain assets used in the Company's 200 mm production line in Virginia, which was shut down as part of the restructure plan. (See "Restructure and Other Charges" note.)

Accounts Payable and Accrued Expenses	2003	2002
Accounts payable	$340.8	$278.9
Salaries, wages and benefits	116.9	106.2
Joint venture	102.5	52.8
Taxes other than income	23.8	38.6
Restructure charge	3.1	—
Other	127.6	77.6

	$714.7	$554.1

Debt	2003	2002
Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$632.5	$—
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $15.8 million and $22.2 million	194.2	187.8
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.3% and 2.3%	192.9	241.7
Capitalized lease obligations payable in monthly installments through December 2007, weighted average imputed interest rate of 6.0% and 2.4%	66.4	24.4

	1,086.0	453.9
Less current portion	(88.9)	(93.1)

	$997.1	$360.8

        As of August 28, 2003, notes payable and capital lease obligations of $158.6 million and $11.9 million, respectively, denominated in Japanese Yen, were at weighted average interest rates of 1.5% and 1.8%, respectively.

        In February 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes due February 1, 2010 (the "Notes"). The issuance costs associated with the Notes totaled $16.6 million and the net proceeds to the Company from the offering of the Notes were $615.9 million. Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company's common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes. This conversion rate is equivalent to a conversion price of approximately $11.79 per share. The Company may redeem the notes at any time after February 6, 2006, at declining premiums to par.

        Certain notes payable are collateralized by property, plant and equipment with a total cost of $180.6 million and accumulated depreciation of $118.0 million as of August 28, 2003. Equipment under capital leases and accumulated amortization thereon were $72.5 million and $19.2 million, respectively, as of August 28, 2003, and $14.5 million and $5.7 million, respectively, as of August 29, 2002.

        As of August 28, 2003, maturities of notes payable and future minimum lease payments under capital leases were as follows:

Fiscal year	Notes	Capital Leases
2004	$66.9	$25.5
2005	32.4	16.9
2006	242.2	23.4
2007	24.4	8.3
2008	22.0	—
2009 and thereafter	647.5	—
Discount and interest	(15.8)	(7.7)

	$1,019.6	$66.4

Call Spread Options

        Concurrent with the issuance of the Notes, the Company purchased call spread options (the "Call Spread Options") covering 53.7 million shares of the Company's common stock, which is the number of shares issuable upon conversion of the Notes in full. The Call Spread Options have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company's option either in cash or net shares and expire on January 29, 2008. Settlement of the Call Spread Options in cash on January 29, 2008, the expiration date, would result in the Company receiving an amount ranging from zero if the market price per share of the Company's common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company's common stock is at or above $18.19. Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares of the Company's common stock, not to exceed 18.9 million shares, with a value equal to the amount otherwise receivable on cash settlement. Should there be an early unwind of the Call Spread Options, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company's stock price, the volatility of the Company's stock and the amount of time remaining on the Call Spread Options. The Call Spread Options therefore have the potential of limiting the dilution associated with the conversion of the Notes from 53.7 million shares to as few as 34.8 million shares. The Call Spread Option transactions, including fees and costs of $109.1 million, are accounted for as capital transactions.

Interest Rate Swap

        The Company entered into an interest rate swap agreement (the "Swap") that effectively converts, beginning August 29, 2003, the fixed interest rate on the Notes to a variable interest rate based on the 3-month London Interbank Offering Rate ("LIBOR") less 65 basis points. The Swap qualifies as a fair-value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates. In connection with the Swap, the Company pledged $20.2 million as collateral in September 2003. The amount of collateral will fluctuate based on the fair value of the Swap. The Swap will terminate if the closing price of the Company's common stock is at or exceeds $14.15 after February 6, 2006.

Commitments

        As of August 28, 2003, the Company had commitments of $335.4 million for the acquisition of property, plant and equipment. The Company leases certain facilities, equipment and software under operating leases. Total rental expense on all operating leases was $24.6 million, $16.2 million and $25.0 million for 2003, 2002 and 2001, respectively. Minimum future rental commitments under operating leases aggregated $83.9 million as of August 28, 2003, and are payable as follows: $20.3 million in 2004; $17.6 million in 2005; $15.0 million in 2006; $3.3 million in 2007; $3.1 million in 2008; and $24.6 million in 2009 and thereafter.

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

        On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry. The Company is cooperating fully and actively with the DOJ in its investigation. Subsequent to the commencement of the DOJ investigation, twenty-four purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Sherman Act and state unfair competition law relating to the sale and pricing of DRAM products. The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys' fees, as well as an injunction against the allegedly unlawful conduct. The Company is unable to predict the outcome of these suits. Based upon the Company's analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis. The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company's business, results of operations or financial condition.

        The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. The Company is currently a party to other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company's business, results of operations or financial condition.

        In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company's business, results of operations or financial condition.

Redeemable Common Stock

        In connection with the issuance of the 1.5 million shares of common stock for the Toshiba DRAM Acquisition, the Company granted Toshiba Corporation an option to require the Company to repurchase on October 21, 2003, all of these shares for $67.5 million in cash. Toshiba has exercised the option and the Company will redeem these shares in the first quarter of 2004. The carrying value of the redeemable common stock is accreted to its redemption amount of $67.5 million by a charge directly to retained earnings and is included in the computations of earning per share. Accretion of redeemable common stock was $6.3 million in 2003 and $2.1 million in 2002. (See "Acquisitions—Toshiba Corporation DRAM Assets" note.)

Shareholders' Equity

Stock Rights

        On September 24, 2003, the Company received $450.0 million from Intel Corporation ("Intel") in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company's common stock. In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development. In the event the Company fails to achieve certain 2005 milestones and the Company's common stock price is then below Intel's purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company's election, in the Company's common stock.

Common Stock Warrants

        During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company's common stock. The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the "Exercise Price") at any time through May 15, 2008 (the "Expiration Date"). Warrants exercised prior to the Expiration Date will be settled on a "net share" basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied. As of August 28, 2003, there have been no exercises of warrants and all warrants issued remain outstanding.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax, consists of the following as of the end of the periods shown below:

	2003	2002
Foreign currency translation adjustment	$(0.1)	$(0.1)
Unrealized gain on investments	0.2	1.1

Accumulated other comprehensive income (loss)	$0.1	$1.0

Employee Stock Plans

Stock Option Plans

        As of August 28, 2003, the Company had an aggregate of 132.1 million shares of its common stock reserved for issuance under its various stock option plans, of which 88.9 million shares are subject to outstanding options and 43.2 million shares are available for future grants. Options are subject to terms and conditions as determined by the Company's Board of Directors. Stock options granted after June 16, 1999, are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options granted prior to June 16, 1999, are generally exercisable in increments of 20% during each year of employment beginning one year from the date of grant. Stock options issued prior to January 19, 1998, expire six years from the date of grant and stock options granted subsequent to that date expire ten years from the date of grant.

        Option activity under the Company's stock option plans is summarized as follows:

	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	80.4	$26.96	61.4	$28.39	48.9	$24.03
Granted	23.5	13.23	24.5	22.20	20.4	35.80
Exercised	(1.8)	14.39	(3.3)	15.54	(5.8)	17.11
Cancelled or expired	(13.2)	23.02	(2.2)	30.97	(2.1)	30.08

Outstanding at end of year	88.9	24.17	80.4	26.96	61.4	28.39

Exercisable at end of year	35.6	$28.32	28.6	$26.43	16.6	$22.61

        The following table summarizes information about options outstanding as of August 28, 2003:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.28 - $14.00	18.8	8.9	$12.03	1.2	$9.65
$14.02 - $22.83	35.2	7.3	18.56	13.7	17.08
$23.25 - $34.06	22.3	6.9	29.93	12.6	30.47
$34.09 - $40.06	7.9	6.4	36.88	5.4	36.84
$40.38 - $96.56	4.7	7.1	66.18	2.7	66.88

	88.9	7.4	24.17	35.6	28.32

Stock Purchase Plan

        The Company's 1989 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The shares can be purchased for 85% of the lower of the beginning or ending closing stock prices of each offering period and can be resold when purchased. Purchases are limited to 20% of an employee's eligible compensation. As of August 28, 2003, 19.6 million shares of the Company's common stock had been issued under the ESPP and 0.9 million shares were available for future issuance under the plan.

Non-Employee Director Stock Incentive Plan

        As of August 28, 2003, 16,991 shares of the Company's common stock had been issued under the 1998 Non-Employee Director Stock Incentive Plan ("DSIP Plan") and 483,009 shares were reserved for future issuance under the plan. Shares are issued under the DSIP plan as compensation to non-employee directors of the Company.

Stock-Based Compensation

        Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company's options included in pro forma amounts are presented below:

	Stock option plan shares			Employee stock purchase plan shares
	2003	2002	2001	2003	2002	2001
Average expected life in years	5.50	7.50	3.50	0.25	0.25	0.25
Expected volatility	78%	78%	69%	78%	78%	69%
Risk-free interest rate (zero coupon U.S. Treasury note)	3.0%	4.7%	4.9%	1.2%	1.9%	4.8%
Weighted average fair value at grant:
Exercise price equal to market price	$9.94	$16.92	$18.77	—	—	—
Exercise price less than market price	—	—	22.51	$3.22	$6.51	$9.12
Exercise price greater than market price	9.21	15.61	14.54	—	—	—
Weighted average exercise price:
Exercise price equal to market price	$13.22	$22.25	$35.67	—	—	—
Exercise price less than market price	—	—	41.42	$7.92	$16.97	$31.51
Exercise price greater than market price	13.65	20.78	43.11	—	—	—

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility and option life. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable measure of the fair value of the Company's stock options granted to employees. For purposes of this valuation model, no dividends have been assumed.

Employee Savings Plan

        The Company has a 401(k) retirement plan ("RAM Plan") under which U.S. employees may contribute up to 45% of their eligible pay to various savings alternatives, none of which include direct investment in the Company's common stock. The Company's contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company's financial performance. Contribution expense for the Company's RAM Plan was $12.5 million, $12.8 million and $16.9 million in 2003, 2002 and 2001, respectively.

Restructure and Other Charges

        As a result of the prolonged downturn in the semiconductor memory industry and the resulting operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations. The restructure plan included the shutdown of the Company's 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and a 10% reduction of the Company's worldwide workforce. In connection with the plan, the Company recorded a restructure charge of $109.2 million in 2003. In addition, the Company recorded other restructure-related charges of $7.1 million to write down the carrying value of raw materials and work in process inventories associated with discontinued products. These other charges are included in cost of goods sold in the accompanying consolidated statements of operations. The Company has substantially completed the restructure plan. The components of the restructure and other charges were as follows:

Restructure charge:
Write-down of equipment	$50.7
Severance and other termination benefits	26.3
Write-down of intangible assets	18.6
Other	13.6

Total restructure charge	109.2
Other charges to write-down raw materials and work in process inventories	7.1

Total restructure and other charges	$116.3

        Through August 28, 2003, the Company had paid essentially all of the severance and other termination benefits and $1.0 million of other costs incurred in connection with the restructure plan. As of August 28, 2003, the Company's accounts payable and accrued expenses included $3.1 million for remaining costs accrued in connection with the restructure plan.

Other Operating Expense

        Other operating expense for 2003 includes losses net of gains on write-downs and disposals of semiconductor equipment of $41.5 million and losses from changes in currency exchange rates of $10.7 million. Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs. Other operating expense for 2002 includes losses net of gains on write-downs and disposals of semiconductor equipment of $27.3 million. Other operating expense for 2001 includes losses of $44.2 million from the write-off of certain costs related to the Company's Lehi facility and losses net of gains on write-downs and disposals of semiconductor equipment of $19.6 million.

Other Non-Operating Income (Expense)

        Other non-operating expense for 2001 includes a charge of $92.4 million to write down the carrying value of the Company's equity interest in Interland to market value. Selling, general and administrative expense for 2001 includes a charge of $94.1 million for the market value of the Interland stock contributed to the Foundation. As of August 30, 2001, the Company no longer held an investment in Interland. Other non-operating expense for 2001 also includes charges totaling $11.6 million for market value adjustments to long-term fixed-price derivative financial instruments to purchase electricity and natural gas.

Income Taxes

        Income tax (provision) benefit consists of:

	2003	2002	2001
Current:
U.S. federal	$—	$121.8	$414.9
State	(0.8)	(2.3)	(1.7)
Foreign	(4.4)	(10.1)	(16.3)

	(5.2)	109.4	396.9

Deferred:
U.S. federal	—	79.2	74.8
State	—	(63.3)	64.8
Foreign	(67.8)	(33.8)	(22.7)

	(67.8)	(17.9)	116.9

Total income tax (provision) benefit	$(73.0)	$91.5	$513.8

Income tax (provision) benefit allocated to:
Continuing operations	$(73.0)	$91.5	$446.0
Discontinued operations	—	—	67.8

	$(73.0)	$91.5	$513.8

        For 2001, the tax benefit associated with the exercise of nonstatutory stock options and disqualifying dispositions by employees of shares issued in the Company's stock plans were credited to additional capital and reduced taxes payable by $48.3 million.

        A reconciliation between income tax (provision) benefit computed using the U.S. federal statutory rate and the Company's income tax (provision) benefit is as follows:

	2003	2002	2001
U.S. federal income tax at statutory rate	$420.1	$349.5	$375.2
State taxes, net of federal benefit	37.3	38.7	47.8
Foreign income at other than U.S. rate	(4.7)	3.2	17.2
Basis difference in domestic subsidiaries	—	—	30.5
Change in valuation allowance	(558.8)	(330.1)	(16.6)
Other	33.1	30.2	59.7

Income tax (provision) benefit	$(73.0)	$91.5	$513.8

        State taxes reflect investment tax credits of $16.8 million, $23.6 million and $25.5 million for 2003, 2002 and 2001, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2003	2002
Deferred tax assets:
Net operating loss and credit carryforwards	$1,263.9	$663.8
Accrued compensation	31.2	20.4
Inventories	25.2	75.1
Accrued product and process technology	14.6	13.1
Other	116.0	81.7

Gross deferred tax assets	1,450.9	854.1
Less valuation allowance	(993.1)	(431.5)

Deferred tax assets	457.8	422.6

Deferred tax liabilities:
Excess tax over book depreciation	(305.1)	(222.5)
Product and process technology	(21.1)	(18.2)
Other	(61.6)	(42.9)

Deferred tax liabilities	(387.8)	(283.6)

Net deferred tax assets	$70.0	$139.0

        As of August 28, 2003, the Company had aggregate U.S. tax net operating loss carryforwards of $2.8 billion and unused U.S. tax credit carryforwards of $95.0 million, which expire in various years through 2023. The Company also has unused state tax net operating loss carryforwards of $1.9 billion for tax purposes which expire in various years through 2023 and unused state tax credits of $132.0 million for tax and financial reporting purposes which expire in various years through 2017.

        The changes in valuation allowance of $561.6 million and $344.1 million in 2003 and 2002, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards. The change in the valuation allowance in 2003 and 2002 includes $2.2 million and $14.0 million, respectively, for stock plan deductions, which will be credited to additional capital if realized.

        Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability. Remaining undistributed earnings of $472.8 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Discontinued PC Operations

        On May 31, 2001, MEI completed the disposition of its PC business to Gores Technology Group ("GTG"). In connection with the disposal, GTG received assets, including $76.5 million in cash, and assumed specified liabilities of the PC Operations. Summary operating results for the discontinued PC Operations were as follows:

2001
Net sales	$579.8

Loss from operations of PC business	$(64.1)
Minority interest	18.0
Income tax benefit	10.0

Loss from operations of PC business, net	(36.1)

Loss from disposal of PC Operations	(126.4)
Operating losses during phase-out period	(70.2)
Minority interest	71.1
Income tax benefit	57.8

Loss from disposal of PC Operations, net	(67.7)

Loss from discontinued PC Operations, net	$(103.8)

Earnings (Loss) Per Share

	2003	2002	2001
Loss from continuing operations	$(1,273.2)	$(907.0)	$(521.2)
Redeemable common stock accretion	(6.3)	(2.1)	—

Loss from continuing operations available to common shareholders	(1,279.5)	(909.1)	(521.2)
Loss from discontinued PC Operations, net of taxes and minority interest	—	—	(103.8)

Net loss available to common shareholders	$(1,279.5)	$(909.1)	$(625.0)

Weighted average common shares outstanding	607.5	601.5	592.4

Loss per share:
Continuing operations	$(2.11)	$(1.51)	$(0.88)
Discontinued operations	—	—	(0.18)
Net loss	(2.11)	(1.51)	(1.05)
Diluted loss per share:
Continuing operations	$(2.11)	$(1.51)	$(0.88)
Discontinued operations	—	—	(0.18)
Net loss	(2.11)	(1.51)	(1.05)

        Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2003	2002	2001
Employee stock plans	88.9	80.4	61.4
Convertible subordinated notes payable	53.7	—	—
Common stock warrants	29.1	29.1	29.1

        On September 24, 2003, the Company issued stock rights to Intel which are exchangeable into approximately 33.9 million shares of the Company's common stock. (See "Shareholders' Equity—Stock Rights" note.)

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

KMT Semiconductor Limited

        Through April 30, 2001, the Company participated in KMT Semiconductor Limited ("KMT"), a joint venture between the Company and Kobe Steel, Ltd. ("KSL") and purchased all of KMT's production at prices generally based on a discount from the Company's average selling prices. The Company was also party to various agreements with KMT whereby the Company provided assembly and test services, and technology, engineering and training support to KMT. The net cost of products purchased from KMT amounted to $293.3 million in 2001.

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

2001
(unaudited)
Net sales from continuing operations	$3,935.9
Loss from continuing operations, net of taxes and minority interest	(440.0)
Loss per share from continuing operations—diluted	(0.74)

Joint Venture

        TECH Semiconductor Singapore Pte. Ltd. ("TECH") is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc.

and Hewlett-Packard Company. TECH's semiconductor manufacturing facilities use the Company's product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $318.2 million, $182.3 million and $726.0 million for 2003, 2002 and 2001, respectively. Amortization expense resulting from the TECH supply arrangement, included in the cost of product purchased from TECH, was $9.6 million, $10.1 million and $10.6 million for 2003, 2002 and 2001, respectively. Receivables from TECH were $53.1 million and payables to TECH were $102.5 million as of August 28, 2003. Receivables from TECH were $10.5 million and payables to TECH were $52.8 million as of August 29, 2002. During 2002 and 2001, the Company sold semiconductor equipment to TECH for $1.0 million and $0.1 million, respectively.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires an entity, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. On March 13, 2003, TECH refinanced its then existing credit facility by entering into a new $250 million credit facility. In connection therewith, $50.0 million previously pledged by the Company as cash collateral with respect to TECH's credit facility was re-pledged and supplemented with an additional $50.0 million. In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations. In accordance with Interpretation No. 45, the Company estimated the fair value of its guarantee of TECH's credit facility to be $7.0 million, which was recorded in other noncurrent liabilities in the third quarter of 2003 with an offsetting amount recorded as an addition to the value of the TECH supply arrangement. The amount recorded pursuant to Interpretation No. 45 is being amortized using the straight-line method through the June 2006 term of the new TECH credit facility.

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

2001
Net sales
Semiconductor Operations:
External	$3,861.0
Sales to discontinued PC Operations	21.6

3,882.6
Web-hosting Operations	53.0
Other	0.3

Consolidated net sales	$3,935.9

Operating income (loss)
Semiconductor Operations	$(920.8)
Web-hosting Operations	(56.1)
Other	0.4

Consolidated operating loss	$(976.5)

Capital expenditures
Semiconductor Operations	$1,469.5
Web-hosting Operations	19.1

Consolidated capital expenditures	$1,488.6

Depreciation and amortization
Semiconductor Operations	$1,097.7
Web-hosting Operations	22.5
Other	(5.8)

Consolidated depreciation and amortization	$1,114.4

Geographic Information

        Geographic net sales based on customer location were as follows:

	2003	2002	2001
United States	$1,342.8	$1,221.7	$2,116.8
Asia Pacific	736.9	544.4	637.9
Europe	612.4	460.9	780.9
Japan	260.1	264.1	188.8
Canada	33.6	19.4	57.1
Other	105.5	78.5	154.4

	$3,091.3	$2,589.0	$3,935.9

        Net property, plant and equipment by geographic area was as follows:

	2003	2002
United States	$3,430.1	$3,604.0
Italy	452.3	435.2
Japan	308.4	191.5
Singapore	308.1	454.0
Other	11.6	14.8

	$4,510.5	$4,699.5

Quarterly Financial Information (Unaudited)
(Amounts in millions except per share amounts)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$685.1	$785.0	$732.7	$888.5
Gross margin	(37.3)	(223.9)	71.0	169.5
Operating loss	(296.6)	(600.6)	(183.7)	(105.6)
Net loss	(315.9)	(619.2)	(214.9)	(123.2)
Diluted loss per share	$(0.52)	$(1.02)	$(0.36)	$(0.20)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$423.9	$645.9	$771.2	$748.0
Gross margin	(212.6)	143.0	168.2	(209.2)
Operating loss	(452.0)	(59.0)	(46.7)	(467.6)
Net loss	(265.9)	(30.4)	(24.2)	(586.5)
Diluted loss per share	$(0.44)	$(0.05)	$(0.04)	$(0.97)

        In the fourth quarter of 2003 and 2002, the Company recognized write-downs of $4.2 million and $173.6 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values. In the fourth quarter of 2002, the Company recorded a charge of $347.8 million to the provision for income taxes to establish a valuation allowance against its U.S. deferred tax assets.

Report of Independent Accountants

To the Board of Directors and
Shareholders of Micron Technology, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 28, 2003 and August 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
September 24, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

        Certain information concerning the registrant's executive officers is included under the caption, "Officers and Directors of the Registrant," in Part I, Item 1 of this report. Other information required by Items 10, 11, 12 and 13 will be contained in the registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 28, 2003, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

        Consolidated financial statements and the financial statement schedule. (See "Item 8. Financial Statements and Supplementary Data.")

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.7	Bylaws of the Registrant, as amended (2)
4.9	Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008 (the "Warrants") (3)
4.12	Indenture dated February 4, 2003, between the Registrant and Wells Fargo Bank for 2.5% Convertible Subordinated Notes Due February 1, 2010 (4)
4.13	Securities Purchase Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)
4.14	Stock Rights Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)
10.82	Form of Indemnification Agreement between the Registrant and its officers and directors (6)
10.91	Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (7)
10.110	1994 Stock Option Plan (8)
10.111	Executive Bonus Plan (9)
10.112	Form of Severance Agreement between the Company and its officers
10.116	Registration Rights Agreement dated as of June 28, 1996, between the Registrant and Canadian Imperial Bank of Commerce (10)
10.117	Registration Rights Agreement dated as of July 29, 1996, between the Registrant and Canadian Imperial Bank of Commerce (10)
10.119(a)	Reformed Irrevocable Proxy dated July 23, 1998, by J.R. Simplot Company in favor of the Registrant (11)
10.119(b)	Irrevocable Proxy dated July 24, 1998, by the Registrant in favor of the Canadian Imperial Bank of Commerce (11)
10.120	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (12)
10.125
Second Supplemental Trust Indenture dated as of September 30, 1998, between the Registrant and the Trustee, relating to the issuance of 6.5% Convertible Subordinated Notes due October 2, 2005, including the form of Note (13)
10.126	Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000 due September 30, 2005 (13)

10.128	Nonstatutory Stock Option Plan (14)
10.129	1997 Nonstatutory Stock Option Plan (15)
10.130	Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)
10.131	Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)
10.132	1998 Nonstatutory Stock Option Plan (15)
10.133	Rendition, Inc. 1994 Equity Incentive Plan (16)
10.134	Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan (16)
10.139	1989 Employee Stock Purchase Plan (17)
10.140	1998 Non-Employee Director Stock Incentive Plan (18)
10.141	Registration Rights Agreement dated February 4, 2003, among the Registrant, Goldman, Sachs & Co. and Lehman Brothers Inc. (4)
10.142	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (19)
10.144	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants (3)
10.145	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants (3)
10.146	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants (3)
10.151	2001 Stock Option Plan (17)
10.152	2002 Employment Inducement Stock Option Plan (17)
10.153	Business Agreement, dated September 24, 2003, between the Registrant and Intel Corporation * (5)
10.154	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Registrant and Intel Capital (5)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2003

(3)
Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2001

(4)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2003

(5)
Incorporated by reference to Current Report on Form 8-K filed September 24, 2003

(6)
Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(7)
Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(8)
Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)

(9)
Incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Shareholders

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

(12)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

(13)
Incorporated by reference to Current Report on Form 8-K filed on October 14, 1998, as amended on October 16, 1998

(14)
Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)

(15)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002

(16)
Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)

(17)
Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)

(18)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

(19)
Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b)
The registrant filed the following reports on Form 8-K during the fiscal quarter ended August 28, 2003:

Date	Item
June 18, 2003	Item 7, Financial Statements and Exhibits
Item 9, Regulation FD Disclosure

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 14th day of October 2003.

Micron Technology, Inc.
By:	/s/ W. G. STOVER, JR. W. G. Stover, Jr., Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN R. APPLETON (Steven R. Appleton)	Chairman of the Board, Chief Executive Officer and President	October 14, 2003
/s/ W. G. STOVER, JR. (W. G. Stover, Jr.)	Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	October 14, 2003
/s/ JAMES W. BAGLEY (James W. Bagley)	Director	October 14, 2003
/s/ ROBERT A. LOTHROP (Robert A. Lothrop)	Director	October 14, 2003
/s/ THOMAS T. NICHOLSON (Thomas T. Nicholson)	Director	October 14, 2003
/s/ GORDON C. SMITH (Gordon C. Smith)	Director	October 14, 2003
/s/ WILLIAM P. WEBER (William P. Weber)	Director	October 14, 2003

Schedule II

MICRON TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

	Balance at Beginning of Period	Acquisition/ Deconsolidation of MEI	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at end of Period
Allowance for Doubtful Accounts
Year ended August 28, 2003	$6.2	$—	$(0.5)	$(0.9)	$4.8
Year ended August 29, 2002	3.8	—	2.9	(0.5)	6.2
Year ended August 30, 2001	14.4	(1.3)	(7.3)	(2.0)	3.8
Allowance for Obsolete Inventory
Year ended August 28, 2003	$27.1	$—	$31.3	$(37.0)	$21.4
Year ended August 29, 2002	4.4	—	41.6	(18.9)	27.1
Year ended August 30, 2001	9.4	—	20.5	(25.5)	4.4
Deferred Tax Asset Valuation Allowance
Year ended August 28, 2003	$431.5	$—	$558.8	$2.8	$993.1
Year ended August 29, 2002	87.4	—	330.1	14.0	431.5
Year ended August 30, 2001	30.0	39.6	17.8	—	87.4

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
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
MICRON TECHNOLOGY, INC. VALUATION AND QUALIFYING ACCOUNTS (Amounts in millions)