Form 10-Q
period 2003-12-04
MICRON TECHNOLOGY INC
filed 2004-01-15
CIK 723125

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 4, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10658

Micron Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 S. Federal Way, P.O. Box 6, Boise, Idaho	83707-0006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(208) 368-4000

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

The number of outstanding shares of the registrant’s common stock as of January 12, 2004, was 609,351,439.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended
	December 4, 2003	November 28, 2002

Net sales	$1,107.2	$685.1
Cost of goods sold	821.2	722.4
Gross margin	286.0	(37.3)

Selling, general and administrative	81.2	96.4
Research and development	186.4	154.5
Restructure	(21.1)	—
Other operating expense	17.8	8.4
Operating income (loss)	21.7	(296.6)

Interest income	3.8	6.4
Interest expense	(9.3)	(4.9)
Other non-operating income	0.4	0.6
Income (loss) before taxes	16.6	(294.5)

Income tax provision	(15.5)	(21.4)
Net income (loss)	$1.1	$(315.9)

Earnings (loss) per share:
Basic	$0.00	$(0.52)
Diluted	0.00	(0.52)

Number of shares used in per share calculations:
Basic	633.8	605.2
Diluted	636.6	605.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

(Unaudited)

As of	December 4, 2003	August 28, 2003

Assets
Cash and equivalents	$488.3	$570.3
Short-term investments	683.7	351.5
Receivables	723.7	642.5
Inventories	407.6	417.4
Prepaid expenses	39.3	27.7
Deferred income taxes	26.5	27.6
Total current assets	2,369.1	2,037.0
Intangible assets, net	283.5	289.6
Property, plant and equipment, net	4,543.4	4,510.5
Deferred income taxes	81.1	83.7
Restricted cash	152.0	125.2
Other assets	123.0	112.2
Total assets	$7,552.1	$7,158.2

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$740.3	$714.7
Deferred income	24.8	22.7
Equipment purchase contracts	147.4	166.7
Current portion of long-term debt	73.8	88.9
Total current liabilities	986.3	993.0
Long-term debt	996.0	997.1
Deferred income taxes	43.9	41.3
Other liabilities	96.8	89.3
Total liabilities	2,123.0	2,120.7

Commitments and contingencies

Redeemable common stock	—	66.5

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 609.1 million and 609.9 million shares	60.9	60.8
Additional capital	4,634.2	4,176.3
Retained earnings	734.0	733.8
Accumulated other comprehensive income	—	0.1
Total shareholders’ equity	5,429.1	4,971.0
Total liabilities and shareholders’ equity	$7,552.1	$7,158.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Quarter ended
	December 4, 2003	November 28, 2002

Cash flows from operating activities
Net income (loss)	$1.1	$(315.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312.5	299.9
Noncash restructure and other charges	(23.2)	—
Provision to write down inventories to estimated market values	—	90.8
Loss (gain) from write-down or disposition of equipment	(3.1)	6.7
Loss from write-down or disposition of investments	0.4	0.4
Change in operating assets and liabilities:
(Increase) decrease in receivables	(81.2)	94.1
(Increase) decrease in inventories	10.8	(119.4)
Increase in accounts payable and accrued expenses	14.7	35.2
Deferred income taxes	11.4	20.5
Other	11.8	(12.6)
Net cash provided by operating activities	255.2	99.7

Cash flows from investing activities
Expenditures for property, plant and equipment	(260.6)	(326.4)
Purchases of available-for-sale securities	(474.9)	(122.8)
Proceeds from maturities of available-for-sale securities	110.2	350.8
Proceeds from sales of available-for-sale securities	31.9	46.7
Proceeds from sales of property, plant and equipment	22.0	2.5
Increase in restricted cash	(24.4)	—
Other	(7.5)	(9.9)
Net cash used for investing activities	(603.3)	(59.1)

Cash flows from financing activities
Proceeds from issuance of stock rights	450.0	—
Proceeds from issuance of debt	13.5	—
Proceeds from issuance of common stock	7.9	28.7
Proceeds from equipment sale-leaseback transactions	—	25.0
Payments on equipment purchase contracts	(92.5)	(53.6)
Redemption of common stock	(67.5)	—
Repayments of debt	(45.2)	(37.2)
Other	(0.1)	(0.4)
Net cash provided by (used for) financing activities	266.1	(37.5)

Net increase (decrease) in cash and equivalents	(82.0)	3.1
Cash and equivalents at beginning of period	570.3	398.2
Cash and equivalents at end of period	$488.3	$401.3

Supplemental disclosures
Income taxes refunded, net	$1.1	$106.3
Interest paid, net of amounts capitalized	(10.6)	(7.5)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	64.0	96.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAMs, Flash memory, CMOS image sensors and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2004, which ended on December 4, 2003, contained 14 weeks and its first quarter of fiscal 2003, which ended November 28, 2002, contained 13 weeks.  The Company’s fiscal 2003 ended on August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company, and its consolidated results of operations and cash flows.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.

Reclassifications:  Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Recently issued accounting standards:  In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effective for the Company in the third quarter of 2004.  The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.

Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents pro forma loss and per share data as if a fair value based method had been used to account for stock-based compensation:

	Quarter ended
	December 4, 2003	November 28, 2002

Net income (loss), as reported	$1.1	$(315.9)
Redeemable common stock accretion	(0.5)	(1.5)
Redeemable common stock fair value adjustment	(0.4)	—
Net income (loss) available to common shareholders	0.2	(317.4)
Stock-based employee compensation expense included in reported net income (loss)	—	0.1
Less total stock-based employee compensation expense determined under a fair value based method for all awards	(54.7)	(77.7)
Pro forma net loss available to common shareholders	$(54.5)	$(395.0)

Earnings (loss) per share:
Basic, as reported	$0.00	$(0.52)
Basic, pro forma	(0.09)	(0.65)

Diluted, as reported	$0.00	$(0.52)
Diluted, pro forma	(0.09)	(0.65)

Stock-based employee compensation expense in the above presentation does not reflect a benefit for income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.

Supplemental Balance Sheet Information

Receivables	December 4, 2003	August 28, 2003

Trade receivables	$642.7	$552.5
Joint venture	34.0	53.1
Taxes other than income	27.1	21.8
Income taxes	10.4	11.3
Other	13.2	8.6
Allowance for doubtful accounts	(3.7)	(4.8)
	$723.7	$642.5

Inventories	December 4, 2003	August 28, 2003

Finished goods	$87.1	$124.6
Work in process	234.6	211.3
Raw materials and supplies	101.8	102.9
Allowance for obsolescence	(15.9)	(21.4)
	$407.6	$417.4

The Company recognized a write-down of $90.8 million in the first quarter of 2003 to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Intangible Assets	December 4, 2003		August 28, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$335.2	$(127.2)	$328.1	$(118.2)
Joint venture supply arrangement	105.0	(34.3)	105.0	(31.2)
Other	10.9	(6.1)	14.7	(8.8)
	$451.1	$(167.6)	$447.8	$(158.2)

During the first quarter of 2004 and 2003, the Company capitalized $7.4 million and $8.3 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Amortization expense for intangible assets was $13.5 million and $12.6 million for the first quarter of 2004 and 2003, respectively.  Annual amortization expense for intangible assets held as of December 4, 2003, is estimated to be $49.4 million for 2004, $46.3 million in 2005, $44.7 million in 2006, $42.8 million in 2007 and $42.1 million in 2008.

Property, Plant and Equipment	December 4, 2003	August 28, 2003

Land	$109.0	$106.4
Buildings	2,311.4	2,305.9
Equipment	6,707.7	6,488.2
Construction in progress	253.8	240.8
Software	206.8	205.1
	9,588.7	9,346.4
Accumulated depreciation	(5,045.3)	(4,835.9)
	$4,543.4	$4,510.5

Depreciation expense was $298.8 million and $287.1 million for the first quarter of 2004 and 2003, respectively.  As of December 4, 2003, the Company had assets classified as held for sale and included in other assets in the accompanying consolidated balance sheet with a carrying value of $40.3 million.

The Company has manufacturing facilities in Virginia and Utah that are only partially utilized.  As of December 4, 2003, the Virginia and Utah facilities had net book values of $359.2 million and $804.9 million, respectively.  A portion of the Virginia facility is being used for 300 mm wafer fabrication and a portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Virginia and Utah facilities other than $195.8 million of construction in progress in Utah as of December 4, 2003.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	December 4, 2003	August 28, 2003

Accounts payable	$377.4	$340.8
Salaries, wages and benefits	122.1	116.9
Joint venture	58.4	102.5
Taxes other than income	28.5	23.8
Other	153.9	130.7
	$740.3	$714.7

Debt	December 4, 2003	August 28, 2003

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$632.0	$632.5
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $13.9 million and $15.8 million	196.1	194.2
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.1% and 2.3%	180.3	192.9
Capital lease obligations payable in monthly installments through December 2007, weighted average imputed interest rate of 6.1% and 6.0%	61.4	66.4
	1,069.8	1,086.0
Less current portion	(73.8)	(88.9)
	$996.0	$997.1

As of December 4, 2003, notes payable and capital lease obligations of $138.8 million and $10.3 million, respectively, denominated in Japanese yen, were at weighted average interest rates of 1.4% and 1.8%, respectively.

Call Spread Options:  Concurrent with the issuance of the Company’s 2.5% Convertible Subordinated Notes (the “Notes”), the Company purchased call spread options (the “Call Spread Options”) covering 53.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the Notes in full.  The Call Spread Options have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company’s option either in cash or net shares and expire on January 29, 2008.  Settlement of the Call Spread Options in cash on January 29, 2008, the expiration date, would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company’s common stock is at or above $18.19.  Settlement of the Call Spread Options in net shares on the expiration date would result in the Company receiving a number of shares of the Company’s common stock, not to exceed 18.9 million shares, with a value equal to the amount otherwise receivable on cash settlement.  Should there be an early unwind of the Call Spread Options, the amount of cash or net shares potentially received by the Company will be dependent upon then existing overall market conditions, and on the Company’s stock price, the volatility of the Company’s stock and the amount of time remaining on the Call Spread Options.  The Call Spread Options therefore have the potential of limiting the dilution associated with the conversion of the Notes from 53.7 million shares to as few as 34.8 million shares.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Notes to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (0.49% for the first quarter of 2004).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the consolidated balance sheets.  For the first quarter of 2004, the Company recognized a net loss of $0.4 million, which is included in other non-operating income, representing the change in the fair value of the Notes that is not offset by the change in the fair value of the Swap of the hedge.  As of December 4, 2003, the Company had pledged $24.3 million as collateral for the Swap which is included in restricted cash on the Company’s consolidated balance sheet.  The amount of collateral will fluctuate based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or processes infringe their product or process technology rights.  The Company is currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company is unable to predict the outcome of the Rambus suits or of other assertions of infringements made against the Company.  A court determination that the Company’s manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, twenty-four purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Sherman Act and state unfair competition law relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date.  The Company is currently a party to other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company’s business, results of operations or financial condition.

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party.  It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s business, results of operations or financial condition.

Redeemable Common Stock

In connection with the Company’s acquisition on April 22, 2002, of substantially all of the assets of Toshiba Corporation’s (“Toshiba”) DRAM business as conducted by Dominion Semiconductor L.L.C., the Company issued Toshiba 1.5 million shares of common stock and granted Toshiba an option to require the Company to repurchase the shares for $67.5 million in cash on October 21, 2003.  During the first quarter of 2004, Toshiba exercised its option and the Company redeemed the 1.5 million shares.

Stock Rights

On September 24, 2003, the Company received $450.0 million, which is included in additional capital in the accompanying consolidated balance sheet, from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.  The shares issuable pursuant to the stock rights are included in weighted average common shares outstanding in the computations of earnings per share.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  For the first quarter of 2004, the Company recorded a $21.1 million credit to restructure, primarily reflecting sales of equipment associated with operations shut down in the restructure.  The Company has substantially completed the restructure plan but expects to incur gains and losses in future periods as residual equipment associated with the restructure is sold.

Other Operating Expense

Other operating expense for the first quarter of 2004 includes realized and unrealized losses from changes in currency exchange rates of $24.5 million primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.

Income Taxes

The income tax provision for the first quarter of 2004 and 2003 primarily reflects taxes on non-U.S. operations.  As of December 4, 2003, the Company had aggregate U.S. tax net operating loss carryforwards of $2.8 billion and unused U.S. tax credits of $100.0 million, which expire in various years through 2024.  The Company also has unused state tax net operating loss carryforwards of $1.9 billion for tax purposes which expire in various years through 2024 and unused state tax credits of $131.2 million for tax and financial reporting purposes which expire through 2018.  Until the Company utilizes these net operating loss carryforwards and unused tax credits, the Company expects its income tax provision will primarily reflect taxes from the Company’s non-U.S. operations.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options and warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  The potential common shares that were antidilutive for the first quarter of 2004 and 2003 amounted to 153.4 million shares and 120.8 million shares, respectively.  Basic and diluted earnings per share computations reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended
	December 4, 2003	November 28, 2002

Net income (loss)	$1.1	$(315.9)
Redeemable common stock accretion	(0.5)	(1.5)
Redeemable common stock fair value adjustment	(0.4)	—
Net income (loss) available to common shareholders	$0.2	$(317.4)

Weighted average common shares outstanding – Basic	633.8	605.2
Net effect of dilutive stock options	2.8	—
Weighted average common shares outstanding – Diluted	636.6	605.2

Earnings (loss) per share:
Basic	$0.00	$(0.52)
Diluted	0.00	(0.52)

Comprehensive Income (Loss)

Comprehensive income (loss) for the first quarter of 2004 and 2003 was $1.0 million and ($315.5) million, respectively, and included ($0.1) million and $0.4 million net of tax, respectively, of unrealized gain (loss) on investments.

Joint Venture

TECH Semiconductor Singapore Pte. Ltd. (“TECH”) is a semiconductor memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  The Company acquired its initial ownership and other interests in TECH as a result of its acquisition of the semiconductor memory operations of Texas Instruments Incorporated in 1998.  As of December 4, 2003, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s shareholders.  The shareholders’ agreement for the TECH joint venture expires in 2011.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the first quarter of 2004.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $93.5 million and $60.6 million for the first quarter of 2004 and 2003, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.6 million and $2.4 million for the first quarter of 2004 and 2003, respectively.  Receivables from TECH were $34.0 million and payables to TECH were $58.4 million as of December 4, 2003.  Receivables from TECH were $53.1 million and payables to TECH were $102.5 million as of August 28, 2003.  As of December 4, 2003, the Company had remaining unamortized costs of $70.7 million in intangible assets relating to the supply arrangement to purchase product from TECH.

The Company has pledged $100.0 million as cash collateral for TECH’s $250 million credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Gross Margin” regarding manufacturing cost reductions in future periods and relative cost of products purchased from TECH in the second quarter of 2004; in “Selling, General and Administrative” regarding the level of expected selling, general and administrative expenses in the second quarter of 2004; in “Research and Development” regarding the level of expected research and development expenses in the second quarter of 2004 and expenses related to, and initial product qualification of, the Company’s 300 mm production line; and in “Liquidity and Capital Resources” regarding the level of expected depreciation and amortization in the second quarter of 2004 and capital spending in 2004.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004, which ends on September 2, 2004, contains 53 weeks.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.

Overview

The Company is a multi-national manufacturer and marketer of DRAM, Flash memory, CMOS image sensors and other semiconductor components.  These semiconductor components are standardized products sold as a commodity at a market price.  Average selling prices fluctuate significantly based upon industry-wide relationships of supply and demand.  Success in commodity markets is typically driven by achieving the most cost-efficient delivery of products.  Delivery of semiconductor memory products at the lowest cost is dependent upon advanced design and process technology, efficient utilization of extensive capital investments in silicon processing capacity, timely development of new products and cost-effective capital access.

Results of Operations

	First Quarter				Fourth Quarter
	2004	% of net sales	2003	% of net sales	2003	% of net sales

Net sales	$1,107.2	100.0%	$685.1	100.0%	$888.5	100.0%
Gross margin	286.0	25.8%	(37.3)	(5.4)%	169.5	19.1%
Selling, general and administrative	81.2	7.3%	96.4	14.1%	82.2	9.3%
Research and development	186.4	16.8%	154.5	22.6%	166.1	18.7%
Restructure	(21.1)	(1.9)%	—	—%	6.7	0.8%
Operating income (loss)	21.7	2.0%	(296.6)	(43.3)%	(105.6)	(11.9)%

The Company’s first quarter of 2004, which ended December 4, 2003, contained 14 weeks as compared to 13 weeks for the fourth and first quarters of 2003.

The Company’s operating results in recent periods have been significantly affected by the timing of inventory write-downs and restructure charges.  The following table summarizes the Company’s operating income (loss) absent the inventory write-downs and the estimated aggregate effects of previous write-downs and restructure and related charges.  These adjusted amounts have not been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however the Company believes this information may be useful in assessing the effects of inventory write-downs and the restructure and related charges on the Company’s results and analyzing the Company’s operating trends.

	First Quarter 2004	Fourth Quarter 2003
Operating income (loss):
As reported	$21.7	$(105.6)
Period-end inventory write-down	—	4.2
Estimated effect of previous write-downs	(27.6)	(76.3)
Restructure and related charges	(20.9)	6.7
As adjusted	$(26.8)	$(171.0)

Net Sales

Net sales for the first quarter of 2004 increased by 25% as compared to the fourth quarter of 2003, primarily due to a 16% increase in megabits of semiconductor memory sold and a 7% increase in average selling prices for the Company’s memory products.  Megabits produced in the first quarter of 2004 increased 11% as compared to the fourth quarter of 2003 principally due to improved manufacturing yields and the continuing transition of production to devices utilizing 110 nanometer (“nm”) process technology.  For the first quarter of 2004, megabit sales outpaced production resulting in a 39% reduction of megabits in finished goods inventories to historically low levels relative to quarterly megabit sales.

Net sales for the first quarter of 2004 increased by 62% as compared to the first quarter of 2003 due to an increase in megabits of memory sold.  Megabits produced in the first quarter of 2004 increased 54% as compared to the first quarter of 2003 principally due to the Company’s conversion of production to devices utilizing 130 nm and 110 nm process technology and improvements in manufacturing yields.  A decline in average selling prices for the Company’s DDR products in the first quarter of 2004 as compared to the first quarter of 2003 was offset by an increase in the average selling prices for the Company’s SDRAM products, resulting in virtually the same overall per megabit average selling prices for the comparative periods.  DDR DRAM products constituted 75% of the Company’s megabits sold in the first quarter of 2004 and 39% in the first quarter of 2003.

Gross Margin

The Company’s reported gross margin for the first quarter of 2004 improved as compared to the fourth quarter of 2003, primarily due to the 7% increase in average selling prices for the Company’s memory products and a reduction in per megabit manufacturing costs, partially offset by the net effects of inventory write-downs.  The Company was able to reduce per megabit manufacturing costs in the first quarter of 2004 through improvements in manufacturing efficiencies resulting from improved manufacturing yields and its continued transition to devices utilizing 110 nm process technology.  The Company expects to achieve further manufacturing cost reductions over the next several quarters from the continued transition to 110 nm process technology, improved manufacturing yields, conversion to higher density products, and increased production of products incorporating the Company’s 6f² technology, which can have approximately 20% more potential die per wafer than standard 8f² products.  Manufacturing cost reductions in the near term will be limited by the increased production of DDR2 devices, which have a relatively larger die size, and by the qualification of the Company’s 300 mm manufacturing in Virginia from research and development to production.

The Company’s reported gross margin for first quarter of 2004 improved by $323.3 million as compared to the first quarter of 2003, primarily due to reductions in per megabit manufacturing costs, partially offset by the net effects of inventory write-downs.  Manufacturing cost reductions resulted from improvements in manufacturing efficiencies achieved primarily through the Company’s conversion of production to devices utilizing 130 nm and 110 nm process technology and improvements in manufacturing yields.

Inventory write-downs:  In recent periods, the Company recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the Company’s manufacturing cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values.  As charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.  No write-down was necessary for the first quarter of 2004.  Previous write-downs of inventories prior to the first quarter of 2004 are not expected to have a significant effect on operating results in future periods.

The following table sets forth adjusted gross margins absent the inventory write-downs and the estimated net effect of previous write-downs.  These adjusted amounts have not been prepared in accordance with U.S. GAAP, however the Company believes this information may be useful in assessing the effects of inventory write-downs on the Company’s gross margin and analyzing the Company’s gross margin trends.

	First Quarter				Fourth Quarter
	2004	% of net sales	2003	% of net sales	2003	% of net sales
Gross margin:
As reported	$286.0	25.8%	$(37.3)	(5.4)%	$169.5	19.1%
Period-end inventory write-down	—		90.8		4.2
Estimated effect of previous write-downs	(27.6)		(138.9)		(76.3)
As adjusted	$258.4	23.3%	$(85.4)	(12.5)%	$97.4	11.0%

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by its joint venture semiconductor memory manufacturing operation, TECH.  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training support to TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned facilities.  The Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities in the first quarter of 2004, fourth quarter of 2003 and first quarter of 2003.  The Company expects gross margins on sales of TECH products in the second quarter of 2004 to be approximately the same as gross margins realized on products manufactured by the Company’s wholly-owned facilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2004 were flat in comparison to the fourth quarter of 2003, as increased costs associated with the additional week in the first quarter of 2004 were offset by lower costs associated with outstanding legal matters.  SG&A expenses decreased 16% in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to lower costs associated with outstanding legal matters.  SG&A expenses are expected to remain flat for the second quarter of 2004.

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Because of the lead times necessary to manufacture the Company’s products, the Company typically begins to process a significant volume of product before it is qualified.  As a result, R&D expenses can vary significantly depending on the timing of product qualification.  Product development costs are recorded as R&D expense.

R&D expenses for the first quarter of 2004 increased by 12% and 21% as compared to the fourth quarter and first quarter of 2003, respectively, primarily due to increases in the number of development wafers processed and the Company’s ramp of wafers processed on its 300 mm production line.  The increase in development wafers during the first quarter of 2004 was the result of a relatively large number of products nearing qualification during the quarter.  R&D expenses for the second quarter of 2004 are expected to decline slightly from the first quarter due to the qualification of many of these products.  R&D expenses from the Company’s 300 mm production line are expected to decrease after initial product qualification, which is expected to occur in the second quarter of 2004.

The Company’s process technology R&D efforts are focused primarily on development of 95 nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include processes to support 300 mm wafer manufacturing, CMOS imagers, Flash memory products, and new memory manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2, GDDR3 and other DRAM products, including reduced latency DRAM (“RLDRAM”) and Cellular RAM, as well as Flash and CMOS imager products.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the resulting operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  For the first quarter of 2004, the Company recorded a $21.1 million credit to restructure, primarily reflecting sales of equipment associated with operations shut down in the restructure.  Higher equipment sales prices reflect improved market conditions across the semiconductor industry.  The Company has substantially completed the restructure plan but expects to incur gains and losses in future periods as residual equipment associated with the restructure is sold.

Other Operating Expense

Other operating expense for the first quarter of 2004 includes realized and unrealized losses from changes in currency exchange rates of $24.5 million primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.  To the extent the U.S. dollar continues to weaken against the Japanese yen and euro, the Company would incur additional foreign currency exchange losses in future periods.  Other operating expense for the fourth quarter of 2003 includes losses net of gains on write-downs and disposals of semiconductor equipment of $22.3 million.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products, which can vary significantly from period to period.  As of December 4, 2003, the Company had cash and marketable investments totaling $1,172.0 million, compared to $921.8 million as of August 28, 2003.

Operating Activities:  For the first quarter of 2004, net cash flow from operating activities was $255.2 million.  Cash generated from operations in the first quarter of 2004 is primarily a result of the Company’s net income that includes $312.5 million of non-cash depreciation and amortization expense.  Working capital uses of cash includes an $81.2 million increase in accounts receivable resulting from the 25% increase in sales during the first quarter of 2004.  Depreciation and amortization expense is expected to remain flat for the second quarter of 2004.

Investing Activities:  For the first quarter of 2004, expenditures for property, plant and equipment were $260.6 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects 2004 capital spending to be between $1.3 billion and $1.6 billion.  Capital spending estimates include expenditures for ongoing equipment upgrades and expenditures.  As of December 4, 2003, the Company had commitments extending into 2005 of approximately $300 million for the acquisition of property, plant and equipment.

Financing Activities:  In the first quarter of 2004, the Company received $450.0 million from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity and dedication of resources to advanced product development.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s per share purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

Payments on equipment purchase contracts and debt were $137.7 million in the first quarter of 2004.  Also in the first quarter of 2004, the Company paid $67.5 million to Toshiba Corporation to redeem the 1.5 million shares of common stock issued in connection with the acquisition of the Company’s Virginia facility from Toshiba.

In the second quarter of 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes (the “Notes”).  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the notes at any time after February 6, 2006, at declining premiums to par.

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

Access to capital markets has historically been important to the Company.  Depending on market conditions the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

The Company has pledged $100 million as cash collateral for TECH’s $250 million credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

As of December 4, 2003, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases

2004	$34.3	$18.7	$7.5
2005	37.7	17.0	14.4
2006	247.5	23.4	11.7
2007	29.7	8.9	3.5
2008	25.0	—	3.3
2009 and thereafter	648.6	—	26.7

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated.  Interpretation No. 46 is effective for the Company in the third quarter of 2004.  The Company does not expect the adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Management believes the accounting policies below are critical in the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments.

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

Income taxes:  The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  Estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets.  Realizability of deferred tax assets is dependent on the Company’s ability to generate future taxable income.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s inventory by approximately $35 million at the end of the first quarter of 2004.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventory has been categorized as semiconductor memory or CMOS imagers.  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

Property, plant and equipment:  The Company reviews for impairment the carrying value of property, plant and equipment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by the Company, including, but not limited to, future use of the assets for Company operations versus sale or disposal of the assets, future selling prices for the Company’s products and future production and sales volumes.  In addition, judgment is required by the Company in determining the groups of assets for which impairment tests are separately performed.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development when incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.

Certain Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward- looking statements made by or on behalf of the Company.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business.

In six of the last seven fiscal years, we experienced annual decreases in per megabit average selling prices for our semiconductor memory products as follows:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide DRAM production or lack of demand for semiconductor products could lead to further declines in average selling prices for DRAM.

The transition to smaller line-width process technologies and 300 mm wafers in the industry could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Some of our competitors may receive government support to withstand downturns in the semiconductor memory market and to invest in technology resulting in higher levels of worldwide supply than would otherwise exist.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

If the growth rate of either computers sold or the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 80% of our sales of semiconductor products for the first quarter of 2004 was to the computing market.  DRAMs are the most widely used semiconductor components in computers.  In recent years, the growth rate of computers sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either computers sold or the average amount of semiconductor memory included in each computer, sales of our semiconductor products could decrease, and our business, results of operations or financial condition could be materially adversely affected.

We may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per megabit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Depending on general market and economic conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments or access capital markets for funds on acceptable terms.

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

Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors’ production of semiconductor memory, particularly DRAM.  This factor is expected to lead to a continued increase in the supply of DRAM and other semiconductor products in future periods.

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

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates.  Our ability to maintain or reduce per megabit manufacturing costs in future periods may be affected by:

•                  our ability to successfully implement product and process technology upgrades, specifically our ongoing transition to 110 nm process technologies and future transitions to 95 nm and smaller line-width process technologies,

•                  our manufacturing wafer output or yields, which may decrease as we implement more complex technologies, including our transition to 300 mm wafer processing, and

•                  our ability to ramp the latest reduced die size versions of existing devices or new generation devices.

Depressed pricing for semiconductor memory products may lead to future losses and inventory write-downs.

We recorded inventory write-downs aggregating $307.0 million in 2003, $376.1 million in 2002 and $726.9 million in 2001 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If average selling prices are below our costs in future periods, we would expect to incur losses on product sales and our business, results of operations or financial condition could be materially adversely affected.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

Aggregate sales to two of our computing customers approximated 33% of our net sales for the first quarter of 2004.  If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

The Company’s financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across the Company’s multi-national operations there are transactions and balances denominated in other currencies, primarily the Japanese yen and euro.  In the event that the U.S. dollar weakens significantly compared to the Japanese yen or euro, reported results of operations or financial condition will be adversely affected.

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

TECH supplied approximately 30% of our total megabits of memory produced in the first quarter of 2004.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  We have pledged $100 million as cash collateral for TECH’s credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify us for approximately one-half of the amount of the cash collateral used to satisfy such obligations.  As of December 4, 2003, we had remaining unamortized costs of $70.7 million in intangible assets relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our business, results of operations or financial condition could be materially adversely affected.

In recent periods, the semiconductor memory market has become increasingly segmented, with diverse memory needs being driven by the different requirements of desktop and notebook computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  We currently offer customers a variety of products, including DDR, SDRAM, Flash and CMOS image sensors.  In addition, we are designing and developing other semiconductor products, including DDR2, GDDR3, reduced latency DRAM, CellularRAM and CMOS image sensors.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or processes infringe their product or process technology rights.  We are currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a declaratory judgment action against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware.  On February 1, 2001, we amended our complaint.  Pursuant to our amended complaint, we are seeking:  (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable due to, among other reasons, Rambus’ fraudulent conduct in misusing and enforcing those patents, (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us because of its conduct in the Joint Electron Device Engineering Council, a standard-setting organization; and (3) damages and declaratory relief for Rambus’ breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.  On February 15, 2001, Rambus filed an answer and counterclaim against us in Delaware denying we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits between Rambus and us have been filed in Europe.  On September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068.  On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068.  On September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068.  On September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068.  On September 29, 2000, Rambus filed a preliminary proceeding against us and EBV (a distributor of our products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at our Avezzano, Italy, site.  On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter.  The Monza trial court ordered that technical review proceedings continue with respect to the issue of preliminary injunction.  On May 24, 2001, the trial court rejected Rambus’ assertions of infringement and denied its request for a preliminary injunction.  Rambus’ appeal from the trial judge’s ruling was rejected by the Monza appeals panel on July 18, 2001.  On December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In its various European suits against us, Rambus is seeking monetary damages and injunctive relief.  We are unable to predict the outcome of these suits.  A court determination that our manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require us to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001.  The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 57% of our consolidated net sales for the first quarter of 2004.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

In conjunction with the issuance of stock rights to Intel in September 2003, we agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development.  If we fail to achieve certain 2005 milestones and our common stock price is then below Intel’s purchase price of $13.29, we could be obligated to pay Intel amounts up to $135 million, a substantial portion of which is payable, at our election, in our common stock.

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

Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in the following ways:

•                  we may replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

•                  we may encounter adverse publicity, which could cause a decrease in sales of our products.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Substantially all of the Company’s investments are at fixed interest rates; therefore, the fair value of these instruments is affected by changes in market interest rates.  The Company believes that the market risk arising from its holdings of investments is minimal as the Company’s investments generally mature within one year.

All of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt as of December 4, 2004 and August 28, 2003, approximated $1.2 billion and $1.3 billion, respectively.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $200.6 million as of December 4, 2003, and U.S. $203.1 million as of August 28, 2003 (including deferred income tax assets denominated in Japanese yen valued at U.S. $100.7 million as of December 4, 2003, and U.S. $105.4 million as of August 28, 2003).  The Company also held aggregate foreign currency liabilities valued at U.S. $512.9 million as of December 4, 2003, and U.S. $513.2 million as of August 28, 2003 (including debt denominated in Japanese yen valued at U.S. $149.0 million as of December 4, 2003, and U.S. $170.5 million as of August 28, 2003).  Foreign currency receivables and payables as of December 4, 2003, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 4, 2003, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Item 4.  Controls and Procedures

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

During the quarterly period covered by this report, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2000, the Company filed a declaratory judgment action against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware.  On February 1, 2001, the Company amended its complaint.  Pursuant to its amended complaint, the Company is seeking:  (1) relief under the federal antitrust laws for violations by Rambus of Section 2 of the Sherman Act; (2) a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable due to, among other reasons, Rambus’ fraudulent conduct in misusing and enforcing those patents, (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company because of its conduct in the Joint Electron Device Engineering Council, a standard-setting organization; and (3) damages and declaratory relief for Rambus’ breach of contract, fraud, deceptive trade practices, negligent misrepresentation, and conduct requiring the application of equitable estoppel.  On February 15, 2001, Rambus filed an answer and counterclaim against the Company in Delaware denying the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits between Rambus and the Company have been filed in Europe.  On September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany, alleging that certain SDRAM and DDR SDRAM products infringe German patent and utility model counterparts to European patent 525 068.  On September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England, alleging that certain SDRAM and DDR SDRAM products infringe the U.K. counterpart to European patent 525 068.  On September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France, alleging that certain SDRAM and DDR SDRAM products infringe the French counterpart to European patent 525 068.  On September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 525 068.  On September 29, 2000, Rambus filed a preliminary proceeding against the Company and EBV (a distributor of the Company’s products) in the Civil Court of Monza, Italy, alleging that certain SDRAM products infringe the Italian counterpart to European patent 525 068, and seeking the seizure of certain materials and the entry of a preliminary injunction as to products manufactured at the Company’s Avezzano, Italy, site.  On December 21, 2000, an appeals panel of the Court of Monza held that the Monza trial court had no jurisdiction to adjudicate the seizure matter.  The Monza trial court ordered that technical review proceedings continue with respect to the issue of preliminary injunction.  On May 24, 2001, the trial court rejected Rambus’ assertions of infringement and denied its request for a preliminary injunction.  Rambus’ appeal from the trial judge’s ruling was rejected by the Monza appeals panel on July 18, 2001.  On December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In its various European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  The Company is unable to predict the outcome of these suits.  A court determination that the Company’s manufacturing processes or products infringe the product or process rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001.  The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.

The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company’s business, results of operations or financial condition.

(See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”)

Item 2.  Changes in Securities and Use of Proceeds

On September 24, 2003, the Company received $450.0 million in cash from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable at the option of the holder into approximately 33.9 million shares of the Company’s common stock.  The stock rights were issued in a private placement in reliance of Section 4(2) of the Securities Act.  Each right represents the right by the holder to receive one share of the Company’s common stock, subject to adjustment in the event of stock splits, reorganization, dividend, liquidation or similar events in the manner set forth in the stock rights agreement.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, and dedication of resources to advanced product development.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

In connection with the Company’s acquisition on April 22, 2002, of substantially all of the assets of Toshiba Corporation’s (“Toshiba”) DRAM business as conducted by Dominion Semiconductor L.L.C., the Company granted Toshiba an option to require the Company to repurchase the 1.5 million shares issued in connection with the acquisition for $67.5 million in cash.  Toshiba exercised its option and the Company redeemed the shares in October 2003.

Item 4.  Submission of Matters to a Vote of Shareholders

The registrant’s 2003 Annual Meeting of Shareholders was held on November 21, 2003.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)  The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld

Steven R. Appleton	533,960,908	17,713,691
James W. Bagley	541,512,516	10,162,083
Robert A. Lothrop	485,024,825	66,649,774
Thomas T. Nicholson	485,118,048	66,556,551
Gordon C. Smith	541,610,551	10,064,048
William P. Weber	487,144,651	64,529,948

(b)  The proposal by the Company to approve an amendment to the Company’s 1989 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 5,000,000 and making certain other changes as described in the proxy statement was approved with 420,286,255 votes in favor, 11,696,700 votes against, 2,967,848 abstentions and 116,723,977 broker non-votes.

(c)  The proposal by the Company to approve an amendment to the Company’s 2001 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 17,000,000 was approved with 310,362,927 votes in favor, 121,126,335 votes against, 3,461,541 abstentions and 116,723,977 broker non-votes.

(d)  The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 2, 2004, was approved with 533,291,396 votes in favor, 15,390,522 votes against and 2,992,680 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)           The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

4.1	Securities Purchase Agreement, dated September 24, 2003, between the Company and Intel Capital (1)
4.2	Stock Rights Agreement, dated September 24, 2003, between the Company and Intel Capital (1)
10.1	Business Agreement, dated September 24, 2003, between the Company and Intel * (1)
10.2	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Company and Intel Capital (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)               Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 29, 2003.

*                      Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

(b)                                 The registrant filed the following reports on Form 8-K during the fiscal quarter ended December 4, 2003:

Date	Item

September 24, 2003	Item 12, Disclosure of Results of Operations and Financial Condition
September 29, 2003	Item 5, Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: January 15, 2004	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)