Form 10-Q
period 2004-03-04
MICRON TECHNOLOGY INC
filed 2004-04-19
CIK 723125

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2004

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

The number of outstanding shares of the registrant’s common stock as of April 12, 2004, was 610,533,796.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Six months ended
	March 4, 2004	February 27, 2003	March 4, 2004	February 27, 2003
Net sales	$991.0	$785.0	$2,098.2	$1,470.1
Cost of goods sold	742.8	1,008.9	1,564.0	1,731.3
Gross margin	248.2	(223.9)	534.2	(261.2)

Selling, general and administrative	81.8	92.4	163.0	188.8
Research and development	187.9	174.1	374.3	328.6
Restructure	(0.1)	107.9	(21.2)	107.9
Other operating (income) expense	(14.3)	2.3	3.5	10.7
Operating income (loss)	(7.1)	(600.6)	14.6	(897.2)

Interest income	3.5	4.7	7.3	11.1
Interest expense	(8.4)	(7.8)	(17.7)	(12.7)
Other non-operating income	1.2	2.1	1.6	2.7
Income (loss) before taxes	(10.8)	(601.6)	5.8	(896.1)

Income tax provision	(17.5)	(17.6)	(33.0)	(39.0)
Net loss	$(28.3)	$(619.2)	$(27.2)	$(935.1)

Loss per share:
Basic	$(0.04)	$(1.02)	$(0.04)	$(1.55)
Diluted	(0.04)	(1.02)	(0.04)	(1.55)

Number of shares used in per share calculations:
Basic	643.2	607.2	638.4	606.2
Diluted	643.2	607.2	638.4	606.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

(Unaudited)

As of	March 4, 2004	August 28, 2003

Assets
Cash and equivalents	$509.2	$570.3
Short-term investments	702.5	351.5
Receivables	710.7	642.5
Inventories	445.4	417.4
Prepaid expenses	39.8	27.7
Deferred income taxes	20.2	27.6
Total current assets	2,427.8	2,037.0
Intangible assets, net	277.6	289.6
Property, plant and equipment, net	4,535.9	4,510.5
Deferred income taxes	70.7	83.7
Restricted cash	126.2	125.2
Other assets	87.7	112.2
Total assets	$7,525.9	$7,158.2

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$733.8	$714.7
Deferred income	33.1	22.7
Equipment purchase contracts	78.2	166.7
Current portion of long-term debt	85.3	88.9
Total current liabilities	930.4	993.0
Long-term debt	1,046.7	997.1
Deferred income taxes	42.7	41.3
Other liabilities	100.6	89.3
Total liabilities	2,120.4	2,120.7

Commitments and contingencies

Redeemable common stock	—	66.5

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 609.5 million and 609.9 million shares	61.0	60.8
Additional capital	4,638.8	4,176.3
Retained earnings	705.7	733.8
Accumulated other comprehensive income	—	0.1
Total shareholders’ equity	5,405.5	4,971.0
Total liabilities and shareholders’ equity	$7,525.9	$7,158.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Six months ended	March 4, 2004	February 27, 2003

Cash flows from operating activities
Net loss	$(27.2)	$(935.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	608.1	610.1
Noncash restructure and other charges	(30.9)	115.7
Provision to write down inventories to estimated market values	—	288.2
Loss (gain) from write-down or disposition of equipment	(8.0)	11.6
Loss (gain) from write-down or disposition of investments	0.5	(0.7)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(68.1)	55.0
Increase in inventories	(27.3)	(125.2)
Increase (decrease) in accounts payable and accrued expenses	(4.8)	64.8
Deferred income taxes	25.7	37.0
Other	18.3	3.9
Net cash provided by operating activities	486.3	125.3

Cash flows from investing activities
Purchases of available-for-sale securities	(1,059.5)	(319.7)
Expenditures for property, plant and equipment	(468.5)	(545.7)
Proceeds from maturities of available-for-sale securities	595.6	533.0
Proceeds from sales of available-for-sale securities	112.0	241.6
Proceeds from sales of property, plant and equipment	69.9	4.8
Other	(10.9)	(21.8)
Net cash used for investing activities	(761.4)	(107.8)

Cash flows from financing activities
Proceeds from issuance of stock rights	450.0	—
Proceeds from issuance of debt	63.5	667.5
Proceeds from issuance of common stock	12.4	37.6
Proceeds from equipment sale-leaseback transactions	10.6	60.6
Payments on equipment purchase contracts	(200.8)	(90.1)
Redemption of common stock	(67.5)	—
Repayments of debt	(54.2)	(50.1)
Debt issuance costs	(0.1)	(17.1)
Purchase of call spread options	—	(109.1)
Other	0.1	0.1
Net cash provided by financing activities	214.0	499.4

Net increase (decrease) in cash and equivalents	(61.1)	516.9
Cash and equivalents at beginning of period	570.3	398.2
Cash and equivalents at end of period	$509.2	$915.1

Supplemental disclosures
Income taxes refunded, net	$2.8	$104.9
Interest paid, net of amounts capitalized	(13.4)	(8.2)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	118.5	188.7

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAMs, Flash memory, CMOS image sensors and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contains 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.  The Company’s second quarter of fiscal 2004 and 2003 ended on March 4, 2004, and February 27, 2003, respectively.  The Company’s fiscal 2003 ended on August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.

Reclassifications: Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Recently issued accounting standards:  In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 is effective for the Company in the third quarter of 2004.  The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.

Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents pro forma loss and per share data as if a fair value based method had been used to account for stock-based compensation:

	Quarter ended		Six months ended
	March 4, 2004	February 27, 2003	March 4, 2004	February 27, 2003

Net loss, as reported	$(28.3)	$(619.2)	$(27.2)	$(935.1)
Redeemable common stock accretion	—	(1.6)	(0.5)	(3.1)
Redeemable common stock fair value adjustment	—	—	(0.4)	—
Net loss available to common shareholders	(28.3)	(620.8)	(28.1)	(938.2)
Stock-based compensation expense included in reported net loss	0.3	(0.3)	0.3	(0.2)
Less total stock-based compensation expense determined under a fair value based method for all awards	(58.6)	(62.0)	(113.3)	(139.7)
Pro forma net loss available to common shareholders	$(86.6)	$(683.1)	$(141.1)	$(1,078.1)

Loss per share:
Basic, as reported	$(0.04)	$(1.02)	$(0.04)	$(1.55)
Basic, pro forma	(0.13)	(1.12)	(0.22)	(1.78)

Diluted, as reported	$(0.04)	$(1.02)	$(0.04)	$(1.55)
Diluted, pro forma	(0.13)	(1.12)	(0.22)	(1.78)

Stock-based compensation expense in the above presentation does not reflect a benefit for income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.

Supplemental Balance Sheet Information

Receivables	March 4, 2004	August 28, 2003

Trade receivables	$649.4	$552.5
Joint venture	28.2	53.1
Taxes other than income	17.6	21.8
Income taxes	11.4	11.3
Other	8.1	8.6
Allowance for doubtful accounts	(4.0)	(4.8)
	$710.7	$642.5

Inventories	March 4, 2004	August 28, 2003

Finished goods	$97.7	$124.6
Work in process	257.5	211.3
Raw materials and supplies	104.5	102.9
Allowance for obsolescence	(14.3)	(21.4)
	$445.4	$417.4

In the second and first quarters of 2003, the Company recognized write-downs of $197.4 million and $90.8 million, respectively, to record work in process and finished goods inventories of semiconductor products at their estimated market values.

Intangible Assets	March 4, 2004		August 28, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$341.7	$(136.0)	$328.1	$(118.2)
Joint venture supply arrangement	105.0	(37.2)	105.0	(31.2)
Other	10.9	(6.8)	14.7	(8.8)
	$457.6	$(180.0)	$447.8	$(158.2)

During the first six months of 2004, the Company capitalized $13.9 million for product and process technology with a weighted average useful life of ten years.  During the first six months of 2003, the Company capitalized $17.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of nine and three years, respectively.

Amortization expense for intangible assets was $12.3 million and $25.8 million for the second quarter and first six months of 2004, respectively, and $13.0 million and $25.6 million for the second quarter and first six months of 2003, respectively.  Annual amortization expense for intangible assets held as of March 4, 2004, is estimated to be $49.8 million for 2004, $47.0 million for 2005, $45.3 million for 2006, $43.4 million for 2007 and $42.7 million for 2008.

Property, Plant and Equipment	March 4, 2004	August 28, 2003

Land	$109.0	$106.4
Buildings	2,307.2	2,305.9
Equipment	6,876.3	6,488.2
Construction in progress	255.1	240.8
Software	212.2	205.1
	9,759.8	9,346.4
Accumulated depreciation	(5,223.9)	(4,835.9)
	$4,535.9	$4,510.5

Depreciation expense was $282.9 million and $581.7 million for the second quarter and first six months of 2004, respectively, and $297.3 million and $584.4 million for the second quarter and first six months of 2003, respectively.  As of March 4, 2004, the Company had assets classified as held for sale and included in other assets in the accompanying consolidated balance sheet with a carrying value of $9.3 million.

The Company has manufacturing facilities in Virginia and Utah that are only partially utilized.  As of March 4, 2004, the Virginia and Utah facilities had net book values of $374.1 million and $785.8 million, respectively.  A portion of the Virginia facility is being used for 300 mm wafer fabrication and a portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Virginia and Utah facilities other than $195.6 million of construction in progress in Utah as of March 4, 2004.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	March 4, 2004	August 28, 2003

Accounts payable	$383.4	$340.8
Salaries, wages and benefits	128.4	116.9
Joint venture	64.4	102.5
Taxes other than income	22.5	23.8
Other	135.1	130.7
	$733.8	$714.7

Debt	March 4, 2004	August 28, 2003

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$643.5	$632.5
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $12.1 million and $15.8 million	197.9	194.2
Notes payable in periodic installments through July 2015, weighted average interest rate of 3.0% and 2.3%	224.9	192.9
Capital lease obligations payable in monthly installments through January 2008, weighted average imputed interest rate of 6.2% and 6.0%	65.7	66.4
	1,132.0	1,086.0
Less current portion	(85.3)	(88.9)
	$1,046.7	$997.1

As of March 4, 2004, notes payable and capital lease obligations of $136.6 million and $7.6 million, respectively, denominated in Japanese yen, were at weighted average interest rates of 1.4% and 1.8%, respectively.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Notes to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (0.53% for the second quarter of 2004).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the consolidated balance sheets.  For the first six months of 2004, the Company recognized a net gain of $0.2 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of March 4, 2004, the Company had pledged $24.4 million as collateral for the Swap which is included in restricted cash on the Company’s consolidated balance sheet.  The amount of collateral will fluctuate based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  The Company is currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company is unable to predict the outcome of the Rambus suits or of other assertions of infringements made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, twenty-five purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Sherman Act, violations of state unfair competition law, and unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Restructure and Other Charges

In the second quarter of 2003, the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded a $107.9 million restructure charge and additional restructure related charges of $7.8 million, which is included in cost of goods sold, in the second quarter of 2003.  The credit to restructure of $21.2 million in the first six months of 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  Through March 4, 2004, the Company has paid essentially all of the costs accrued in connection with the restructure plan but expects to incur gains and losses in future periods as residual equipment associated with the restructure is sold.  The components of the restructure charge and additional restructure related charges in the second quarter of 2003 are as follows:

Quarter ended February 27, 2003

Restructure charge:
Write-down of equipment	$53.9
Severance and other termination benefits	25.5
Write-down of intangible assets	18.6
Other	9.9
Total restructure charge	107.9

Other charges to write-down raw materials and work in process inventories	7.8

Total restructure and other charges	$115.7

Other Operating (Income) Expense

Other operating expense for the second quarter of 2004 includes a $7.6 million benefit from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the Japanese yen and euro.  For the first six months of 2004, the Company recognized a net loss of $16.9 million from changes in currency exchange rates as gains in the second quarter of 2004 only partially offset $24.5 million of losses from changes in the first quarter of 2004.  Other operating expense for the first six months of 2004 includes net gains of $8.0 million related to disposals of semiconductor equipment.  Other operating expense in the second quarter and first six months of 2003 includes losses of $13.5 million and $9.1 million, respectively, from changes in currency exchange rates.  Other operating expense in the first six months of 2003 also includes net losses of $10.8 million related to disposals of semiconductor equipment.  Other operating income in the second quarter of 2003 includes $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

The income tax provision for the second quarter and first six months of 2004 and 2003 primarily reflects taxes on non-U.S. operations.  As of March 4, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.9 billion and unused U.S. tax credits of $104.9 million, which expire in various years through 2024.  The Company also has unused state tax net operating loss carryforwards of $1.9 billion for tax purposes which expire in various years through 2024 and unused state tax credits of $121.0 million for tax and financial reporting purposes which expire through 2018.  Until the Company utilizes these net operating loss carryforwards and unused tax credits, the Company expects its income tax provision will primarily reflect taxes from the Company’s non-U.S. operations.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options and warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  Potential common shares that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 188.3 million shares and 179.7 million shares as of the end of the second quarter of 2004 and 2003, respectively.  Basic and diluted earnings per share computations reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended		Six months ended
	March 4, 2004	February 27, 2003	March 4, 2004	February 27, 2003

Net loss	$(28.3)	$(619.2)	$(27.2)	$(935.1)
Redeemable common stock accretion	—	(1.6)	(0.5)	(3.1)
Redeemable common stock fair value adjustment	—	—	(0.4)	—
Net loss available to common shareholders	$(28.3)	$(620.8)	$(28.1)	$(938.2)

Weighted average common shares outstanding	643.2	607.2	638.4	606.2

Loss per share:
Basic	$(0.04)	$(1.02)	$(0.04)	$(1.55)
Diluted	(0.04)	(1.02)	(0.04)	(1.55)

Comprehensive Income (Loss)

Comprehensive loss was $28.3 million for the second quarter of 2004 and $27.3 million for the first six months of 2004, which included $0.1 million net of tax of unrealized loss on investments.  Comprehensive loss for the second quarter and first six months of 2003 was $620.2 million and $935.7 million, respectively, and included $1.0 million and $0.6 million net of tax, respectively, of unrealized losses on investments.

Joint Venture

TECH Semiconductor Singapore Pte. Ltd. (“TECH”) is a semiconductor memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  The Company acquired its initial ownership and other interests in TECH as a result of its acquisition of the semiconductor memory operations of Texas Instruments Incorporated in 1998.  As of March 4, 2004, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the second quarter and first six months of 2004.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  In the second quarter of 2004, the Company sold TECH semiconductor equipment in the amount of $0.1 million.  The net cost of products purchased from TECH amounted to $124.8 million and $247.9 million for the second quarter and first six months of 2004, respectively, and $86.9 million and $147.5 million for the second quarter and first six months of 2003, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.4 million and $5.0 million for the first quarter and first six months of 2004, respectively, and $2.4 million and $4.8 million for the second quarter and first six months of 2003, respectively.  Receivables from TECH were $28.2 million and payables to TECH were $64.4 million as of March 4, 2004.  Receivables from TECH were $53.1 million and payables to TECH were $102.5 million as of August 28, 2003.  As of March 4, 2004, the Company had remaining unamortized costs of $67.8 million in intangible assets relating to the supply arrangement to purchase product from TECH.

The Company has pledged $100.0 million as cash collateral for TECH’s $250.0 million credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Net Sales” regarding future megabit production growth and allocation of wafer starts to DDR2 devices, CMOS image sensors, PSRAM devices and Flash memory products, “Gross Margin” regarding manufacturing cost reductions in future periods and relative gross margin realized on products purchased from TECH in the third quarter of 2004; in “Research and Development” regarding the level of expected research and development expenses in the third quarter of 2004 and in “Liquidity and Capital Resources” regarding capital spending in 2004.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated. The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004, which ends on September 2, 2004, contains 53 weeks.   All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.

Overview

The Company is a global manufacturer and marketer of DRAM, Flash memory, CMOS image sensors and other semiconductor components.  These semiconductor components are similar to commodities in that they are generally standardized products where selling prices fluctuate significantly based upon industry-wide relationships of supply and demand.  Success in the semiconductor memory market is typically driven by achieving the most cost-efficient delivery of products.  Delivery of semiconductor memory products at the lowest cost is dependent upon advanced design and process technology, efficient utilization of extensive capital investments in silicon processing capacity, timely development of new products and cost-effective capital access.

Results of Operations

	Second Quarter				First Quarter		Six Months
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2004	% of net sales	2003	% of net sales

Net sales	$991.0	100.0%	$785.0	100.0%	$1,107.2	100.0%	$2,098.2	100.0%	$1,470.1	100.0%
Gross margin	248.2	25.0%	(223.9)	(28.5)%	286.0	25.8%	534.2	25.5%	(261.2)	(17.8)%
SG&A	81.8	8.3%	92.4	11.8%	81.2	7.3%	163.0	7.8%	188.8	12.8%
R&D	187.9	19.0%	174.1	22.2%	186.4	16.8%	374.3	17.8%	328.6	22.4%
Restructure	(0.1)	(0.0)%	107.9	13.7%	(21.1)	(1.9)%	(21.2)	(1.0)%	107.9	7.3%
Operating income (loss)	(7.1)	(0.7)%	(600.6)	(76.5)%	21.7	2.0%	14.6	0.7%	(897.2)	(61.0)%

The Company’s second quarter of 2004, which ended March 4, 2004 and second quarter of 2003 were comprised of 13-week quarters as compared to 14 weeks for the first quarter of 2004.

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

	Second Quarter		First Quarter	Six Months
	2004	2003	2004	2004	2003
Operating income (loss):
As reported	$(7.1)	$(600.6)	$21.7	$14.6	$(897.2)
Period-end inventory write-down	—	197.4	—	—	197.4
Estimated net effect of previous write-downs	(18.3)	(98.6)	(27.6)	(45.9)	(146.7)
Restructure and related charges	(0.2)	115.7	(20.9)	(21.1)	115.7
As adjusted	$(25.6)	$(386.1)	$(26.8)	$(52.4)	$(730.8)

Net Sales

Net sales for the second quarter of 2004, a 13-week quarter, decreased by 10% as compared to the first quarter of 2004, a 14-week quarter, primarily due to a 13% decrease in megabits of semiconductor memory sold as average per megabit selling prices for the Company’s memory products were relatively unchanged.  In the second quarter of 2004, the Company achieved gains in manufacturing efficiencies principally due to improved product yields and the continuing transition of production to devices utilizing 110 nanometer (“nm”) process technology and the Company’s 6f² technology, which can produce approximately 20% more potential die per wafer than standard products, which use 8f² technology.  Increases in megabit production from manufacturing efficiencies were largely offset by an increase in the allocation of wafer starts to CMOS image sensors and certain lower density memory products.  Future megabit production growth is expected to be negatively affected by an increased allocation of wafers to the manufacture of DDR2 devices, which have a relatively larger die size, CMOS image sensors, PSRAM devices and Flash memory products.  The Company expects to allocate approximately 20% of its total wafer starts to CMOS image sensors, PSRAM devices and Flash memory products by the end of calendar 2004.  For the second quarter of 2004, megabit production was slightly higher than megabit sales.  Finished goods inventories at the end of the quarter remained at relatively low levels.  DDR products constituted 71% of the Company’s megabits sold in the second quarter of 2004 and 75% of megabits sold in the first quarter of 2004.

Net sales for the second quarter of 2004 increased by 26% as compared to the second quarter of 2003 primarily due to a 20% increase in megabits of memory sold.  Megabits produced in the second quarter of 2004 increased 34% as compared to the second quarter of 2003 principally due to increased manufacturing efficiencies.  Average selling prices for the second quarter of 2004 increased by 4% as compared to the second quarter of 2003.  DDR products constituted 62% of the Company’s megabits sold in the second quarter of 2003.

Net sales for first six months of 2004 increased by 43% as compared to the first six months of 2003 primarily due to a 39% increase in megabits of memory sold.  Megabits produced in the first six months of 2004 increased 43% as compared to the first six months of 2003 principally due to increased manufacturing efficiencies.  Average selling prices for the Company’s product were relatively unchanged for the first six months of 2004 as compared to the first six months of 2003.

Gross Margin

The Company’s reported gross margin percentage for the second quarter of 2004 was approximately the same as for the first quarter of 2004 as average selling prices and average costs per megabit were relatively unchanged.  Reported gross margin for the second quarter of 2004 decreased $37.8 million from the first quarter of 2004 primarily due to lower margins realized from the sale of products purchased from TECH.  The Company achieved per megabit cost reductions in the second quarter of 2004 from improved product yields and its continuing transition to devices utilizing 110 nm process technology and the Company’s 6f² technology.  The cost reductions from manufacturing efficiencies in the second quarter of 2004 were largely offset by a shift in product mix to lower density memory products that have higher costs per megabit than the Company’s primary DRAM products.  The Company expects to reduce its manufacturing costs in future periods from increased shipments of devices utilizing the Company’s advanced process technology, improved manufacturing yields and transition to higher density products.  Per megabit cost reductions in the near term will be limited by the increased production of DDR2 devices, CMOS image sensors, PSRAM devices and Flash memory products; certain lower density memory products and higher costs associated with the limited volumes of production at the Company’s 300 mm manufacturing facility in Virginia.

The Company’s reported gross margin for second quarter and first six months of 2004 as compared to the corresponding periods of 2003 improved by $472.1 million and $795.4 million, respectively, primarily due to reductions in per megabit manufacturing costs and to a lesser extent the net effects of inventory write-downs.

Inventory write-downs:  The Company has recorded charges to cost of goods sold to write down the carrying value of its inventories to their estimated market values.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the Company’s manufacturing cost of these products, the Company recognizes a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values as required by U.S. GAAP.  As charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.  No write-down was necessary for the second or first quarter of 2004.  Previous write-downs of inventories prior to 2004 are not expected to have a significant effect on operating results in future periods.

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

	Second Quarter				First Quarter		Six Months
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2004	% of net sales	2003	% of net sales
Gross margin:
As reported	$248.2	25.0%	$(223.9)	(28.5)%	$286.0	25.8%	$534.2	25.5%	$(261.2)	(17.8)%
Period-end inventory write-down	—		197.4		—		—		197.4
Estimated net effect of previous write-downs	(18.3)		(98.6)		(27.6)		(45.9)		(146.7)
As adjusted	$229.9	23.2%	$(125.1)	(15.9)%	$258.4	23.3%	$488.3	23.3%	$(210.5)	(14.3)%

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 30% of the total megabits of memory produced by the Company in the second and first quarters of 2004 and second quarter of 2003.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned facilities.  In the second quarter of 2004 the gross margin percentages realized by the Company on sales of TECH products were approximately the same as gross margins realized on products manufactured by its wholly-owned facilities.  Per unit costs of products purchased from TECH were higher in the second quarter of 2004 than in the first quarter of 2004 due to the quarter-lag pricing and changes in product mix.  In the first quarter of 2004, second quarter of 2003 and first six months of 2004 and 2003, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned facilities.  The Company expects gross margins on sales of TECH products in the third quarter of 2004 to be higher than gross margins realized on products manufactured by the Company’s wholly-owned facilities and higher than gross margins realized on sales of TECH products in the second quarter of 2004.

Selling, General and Administrative

Selling, general and administrative expenses decreased 11% and 14%, respectively, in the second quarter and first six months of 2004 as compared to the corresponding periods of 2003 primarily due to lower costs associated with outstanding legal matters.

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Because of the lead times necessary to manufacture the Company’s products, the Company typically begins to process wafers before completion of performance and reliability testing.  R&D expenses can vary significantly depending on the timing of product qualification.  Product development costs are recorded as R&D expense.

R&D expenses for the second quarter and first six months increased 8% and 14%, respectively, from the corresponding periods of 2003 primarily due to increases in the number of development wafers processed and the Company’s ramp of wafers processed on its 300 mm production line.  The increase in development wafers processed during the first six months of 2004 was the result of a relatively large number of products nearing qualification during the period.  Higher R&D costs in 2004 also reflect a higher level of expenses related to CMOS image sensors and Flash products.  R&D expenses for the third quarter of 2004 are expected to remain at approximately the same level as the second quarter of 2004.

The Company’s process technology R&D efforts are focused primarily on development of 110 nm, 95 nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include processes to support 300 mm wafer manufacturing, CMOS image sensors, Flash memory products, and new memory manufacturing materials such as copper.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 and other DRAM products, including PSRAM and reduced latency DRAM (“RLDRAM”), as well as Flash and CMOS image sensor products.

Restructure and Other Charges

As a result of the prolonged downturn in the semiconductor memory industry and the resulting operating losses, in the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded a $107.9 million restructure charge and additional restructure-related charges of $7.8 million included in cost of goods sold in the second quarter of 2003.  The credit to restructure of $21.2 million in the first six months of 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  Higher equipment sales prices reflect improved market conditions across the semiconductor industry.  The Company has substantially completed the restructure plan but expects to record gains and losses in future periods as residual equipment associated with the restructure is sold.    The components of the restructure charge and additional restructure related charges in the second quarter of 2003 are as follows:

Quarter ended February 27, 2003

Restructure charge:
Write-down of equipment	$53.9
Severance and other termination benefits	25.5
Write-down of intangible assets	18.6
Other	9.9
Total restructure charge	107.9

Other charges to write-down raw materials and work in process inventories	7.8

Total restructure and other charges	$115.7

Other Operating (Income) Expense

Other operating expense for the second quarter of 2004 includes a $7.6 million benefit from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the Japanese yen and the euro.  For the first six months of 2004, the Company recognized a net loss of $16.9 million from changes in currency exchange rates as gains in the second quarter of 2004 only partially offset $24.5 million of losses from changes in the first quarter of 2004.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 4, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.  Other operating expense for the first six months of 2004 includes net gains of $8.0 million related to disposals of semiconductor equipment.  Other operating expense in the second quarter and first six months of 2003 includes losses of $13.5 million and $9.1 million, respectively, from changes in currency exchange rates. Other operating income in the second quarter of 2003 includes $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense in the first six months of 2003 also includes net losses of $10.8 million related to disposals of semiconductor equipment.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products, which can vary significantly from period to period.  As of March 4, 2004, the Company had cash and marketable investments totaling $1,211.7 million, compared to $921.8 million as of August 28, 2003.

Operating Activities:  For the first six months of 2004, net cash flows from operating activities were $486.3 million.  Cash generated from operations primarily reflects the Company’s net operating results in the first six months of 2004 adjusted by $608.1 million for non-cash depreciation and amortization expense.

Investing Activities:  For the first six months of 2004, expenditures for property, plant and equipment were $468.5 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects 2004 capital spending to approximate $1.5 billion, of which approximately $1.0 billion is expected to be spent in the second half of 2004.  As of March 4, 2004, the Company had commitments extending into 2005 of approximately $450 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first six months of 2004, payments on equipment purchase contracts and debt were $255.0 million.  In the second quarter of 2004, the Company received $60.6 million in net proceeds from the issuance of notes payable and a sales-leaseback transaction.  In the first quarter of 2004, the Company paid $67.5 million to Toshiba Corporation to redeem the 1.5 million shares of common stock issued in connection with the acquisition of the Company’s Virginia facility from Toshiba.

In the first quarter of 2004, the Company received $450 million from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity and dedication of resources to advanced product development.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s per share purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

In the second quarter of 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes (the “Notes”).  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of the Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the Notes at any time after February 6, 2006, at declining premiums to par.

Concurrent with the issuance of the Notes, the Company purchased call spread options (the “Call Spread Options”) covering 53.7 million shares of the Company’s common stock, which is the number of shares issuable upon conversion of the Notes in full.  The Call Spread Options have a lower strike price of $11.79, a higher strike price of $18.19, may be settled at the Company’s option either in cash or net shares and expire on January 29, 2008.  Settlement of the Call Spread Options in cash on January 29, 2008, would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $11.79 to a maximum of $343.4 million if the market price per share of the Company’s common stock is at or above $18.19.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

The Company has pledged $100 million as cash collateral for a $250 million credit facility of TECH.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify the Company for approximately one-half of the amount of the cash collateral used to satisfy such obligations.

As of March 4, 2004, maturities of notes payable, future minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases

2004	$38.4	$14.3	$5.0
2005	51.0	19.1	15.8
2006	261.1	24.7	12.6
2007	44.3	10.9	3.6
2008	24.3	3.9	3.3
2009 and thereafter	648.3	—	26.5

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  Interpretation No. 46 is effective for the Company in the third quarter of 2004.  The Company does not expect adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial condition.

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

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s inventory by approximately $43 million at the end of the second quarter of 2004.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventory has been categorized as semiconductor memory or CMOS image sensors.  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

In six of the last seven fiscal years, we experienced annual decreases in per megabit average selling prices for our semiconductor memory products as follows:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide DRAM production or lack of demand for DRAM could lead to further declines in average selling prices for DRAM.

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

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 75% of our sales of semiconductor products for the second quarter of 2004 were to the computing market.  DRAMs are the most widely used semiconductor components in computers.  In recent years, the growth rate of computers sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either computers sold or the average amount of semiconductor memory included in each computer, sales of our semiconductor products could decrease, and our business, results of operations or financial condition could be materially adversely affected.

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

We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG and Samsung Electronics Co., Ltd.  Some of these competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  These competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

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

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to maintain our per megabit manufacturing costs or reduce costs at historical rates.  Reduction of per megabit manufacturing costs in future periods is dependent on our ability to:

•                  successfully implement product and process technology improvements, including future transitions to 95 nm and smaller line-width process technologies,

•                  achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more complex technologies, including our transition to 300 mm wafer processing,

•                  ramp the latest reduced die size versions of existing devices or new generation devices and

•                  offset increases in per megabit manufacturing costs resulting from shifts in product mix to CMOS image sensors and lower density products.

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

Aggregate sales to two of our computing customers approximated 27% of our net sales for the second quarter of 2004.  If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

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

TECH supplied approximately 30% of our total megabits of memory produced in the second quarter of 2004.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In recent periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.

We have pledged $100 million as cash collateral for TECH’s credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify us for approximately one-half of the amount of the cash collateral used to satisfy such obligations.  As of March 4, 2004, we had remaining unamortized costs of $67.8 million in intangible assets relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our business, results of operations or financial condition could be materially adversely affected.

In recent periods, the semiconductor memory market has become increasingly segmented, with diverse memory needs being driven by the different requirements of desktop and notebook computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  We offer customers a variety of products, including DDR, SDRAM, EDO, DDR2, Flash, PSRAM and CMOS image sensors.

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

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  We are currently engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On February 1, 2001, we filed a complaint (amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  We are unable to predict the outcome of these suits.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  Each of the federal district court cases purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during a specified time period commencing on or after October 1, 2001.  The complaints allege price-fixing in violation of the Sherman Act and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  A case was filed on March 16, 2004 in state court in Salem, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between November 1, 2001 and June 30, 2002.  The complaint alleges unjust enrichment relating to the sale and pricing of DRAM products and seeks an unspecified amount of restitution.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

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

Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  An additional case was filed on March 16, 2004 in state court in Salem, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between November 1, 2001 and June 30, 2002.  The complaint alleges unjust enrichment relating to the sale and pricing of DRAM products and seeks an unspecified amount of restitution.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 57% of our consolidated net sales for the second quarter of 2004.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

•                  currency exchange rate fluctuations,

•                  export duties, changes to import and export regulations, and restrictions on the transfer of funds,

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

All of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt as of March 4, 2004 and August 28, 2003, approximated $1.5 billion and $1.3 billion, respectively.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $184.9 million as of March 4, 2004, and U.S. $203.1 million as of August 28, 2003 (including deferred income tax assets denominated in Japanese yen valued at U.S. $85.0 million as of March 4, 2004, and U.S. $105.4 million as of August 28, 2003).  The Company also held aggregate foreign currency liabilities valued at U.S. $442.4 million as of March 4, 2004, and U.S. $513.2 million as of August 28, 2003 (including debt denominated in Japanese yen valued at U.S. $144.1 million as of March 4, 2004, and U.S. $170.5 million as of August 28, 2003).  Foreign currency receivables and payables as of March 4, 2004, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 4, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 1, 2001, the Company filed a complaint (amended) against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  The Company is unable to predict the outcome of these suits.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  A case was filed on March 16, 2004 in state court in Salem, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between November 1, 2001 and June 30, 2002.  The complaint alleges unjust enrichment relating to the sale and pricing of DRAM products and seeks an unspecified amount of restitution.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company can give no assurance that the final resolution will not result in significant liability and will not have a material adverse effect on the Company’s business, results of operations or financial condition.

(See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.”)

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.7	Bylaws of the Registrant, as amended (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)   Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2003

 (b)          The registrant filed the following reports on Form 8-K during the fiscal quarter ended March 4, 2004:

Date	Item

December 23, 2003	Item 12, Disclosure of Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 19, 2004	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)