Form 10-Q/A
period 2003-12-04
MICRON TECHNOLOGY INC
filed 2004-07-16
CIK 723125

FORM 10-Q/A
(Amendment No. 1)

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

This Amendment No. 1 to Micron Technology, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2003, is being filed for the purpose of refiling exhibits 31.1 and 31.2 to such Form 10-Q.  Exhibits 31.1 and 31.2 have been revised to reflect the required language that became effective for periodic reports filed on or after August 14, 2003.  The amended certifications are intended to replace the prior certifications, and no changes other than changes to Item 6 are being made by means of this filing.

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.7	Bylaws of the Registrant, as amended (2)
4.1	Securities Purchase Agreement, dated September 24, 2003, between the Company and Intel Capital (3)
4.2	Stock Rights Agreement, dated September 24, 2003, between the Company and Intel Capital (3)
10.1	Business Agreement, dated September 24, 2003, between the Company and Intel * (3)
10.2	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Company and Intel Capital (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)     Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

(2)     Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2003.

(3)     Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 29, 2003.

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

Micron Technology, Inc.
(Registrant)

Dated: July 16, 2004	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)