Form 10-Q/A
period 2004-03-04
MICRON TECHNOLOGY INC
filed 2004-07-16
CIK 723125

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

This Amendment No. 1 to Micron Technology, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 4, 2004, is being filed for the purpose of refiling exhibits 31.1 and 31.2 to such Form 10-Q.  Exhibits 31.1 and 31.2 have been revised to reflect the required language that became effective for periodic reports filed on or after August 14, 2003.  The amended certifications are intended to replace the prior certifications, and no changes other than changes to Item 6 are being made by means of this filing.

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