Form 10-Q
period 2004-06-03
MICRON TECHNOLOGY INC
filed 2004-07-19
CIK 723125

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2004

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

The number of outstanding shares of the registrant’s common stock as of July 12, 2004, was 611,481,449.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Nine months ended
	June 3, 2004	May 29, 2003	June 3, 2004	May 29, 2003

Net sales	$1,116.8	$732.7	$3,215.0	$2,202.8
Cost of goods sold	728.9	661.7	2,292.9	2,393.0
Gross margin	387.9	71.0	922.1	(190.2)

Selling, general and administrative	94.3	87.2	257.3	276.0
Research and development	181.4	161.7	555.7	490.3
Restructure	(0.7)	(5.4)	(21.9)	102.5
Other operating expense, net	3.2	11.2	6.7	21.9
Operating income (loss)	109.7	(183.7)	124.3	(1,080.9)

Interest income	3.5	3.9	10.8	15.0
Interest expense	(8.9)	(12.2)	(26.6)	(24.9)
Other non-operating income, net	0.6	1.0	2.2	3.7
Income (loss) before taxes	104.9	(191.0)	110.7	(1,087.1)

Income tax provision	(14.0)	(23.9)	(47.0)	(62.9)
Net income (loss)	$90.9	$(214.9)	$63.7	$(1,150.0)

Earnings (loss) per share:
Basic	$0.14	$(0.36)	$0.10	$(1.90)
Diluted	0.13	(0.36)	0.10	(1.90)

Number of shares used in per share calculations:
Basic	644.2	608.3	640.3	606.9
Diluted	705.4	608.3	645.1	606.9

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

(Unaudited)

As of	June 3, 2004	August 28, 2003

Assets
Cash and equivalents	$329.1	$570.3
Short-term investments	802.8	351.5
Receivables	769.7	642.5
Inventories	532.3	417.4
Prepaid expenses	32.9	27.7
Deferred income taxes	18.1	27.6
Total current assets	2,484.9	2,037.0
Intangible assets, net	280.3	289.6
Property, plant and equipment, net	4,613.0	4,510.5
Deferred income taxes	60.8	83.7
Restricted cash	127.5	125.2
Other assets	71.2	112.2
Total assets	$7,637.7	$7,158.2

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$750.5	$714.7
Deferred income	34.0	22.7
Equipment purchase contracts	82.7	166.7
Current portion of long-term debt	71.6	88.9
Total current liabilities	938.8	993.0
Long-term debt	1,036.6	997.1
Deferred income taxes	42.8	41.3
Other liabilities	110.0	89.3
Total liabilities	2,128.2	2,120.7

Commitments and contingencies

Redeemable common stock	—	66.5

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 610.6 million and 609.9 million shares	61.1	60.8
Additional capital	4,652.1	4,176.3
Retained earnings	796.6	733.8
Accumulated other comprehensive income (loss)	(0.3)	0.1
Total shareholders’ equity	5,509.5	4,971.0
Total liabilities and shareholders’ equity	$7,637.7	$7,158.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Nine months ended	June 3, 2004	May 29, 2003

Cash flows from operating activities
Net income (loss)	$63.7	$(1,150.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	908.2	911.1
Noncash restructure and other charges (benefits)	(34.8)	82.2
Provision to write down inventories to estimated market values	—	302.8
Loss (gain) from write-down or disposition of equipment	(3.6)	22.4
Loss (gain) from write-down or disposition of investments	0.6	(0.6)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(127.4)	43.1
Increase in inventories	(114.1)	(204.4)
Increase (decrease) in accounts payable and accrued expenses	(19.6)	71.4
Deferred income taxes	37.8	63.0
Other	32.8	31.3
Net cash provided by operating activities	743.6	172.3

Cash flows from investing activities
Purchases of available-for-sale securities	(1,456.8)	(584.8)
Expenditures for property, plant and equipment	(739.7)	(674.0)
Proceeds from maturities of available-for-sale securities	784.8	687.1
Proceeds from sales of available-for-sale securities	219.2	319.1
Proceeds from sales of property, plant and equipment	79.7	9.0
Decrease (increase) in restricted cash	1.7	(50.0)
Other	(19.4)	(27.6)
Net cash used for investing activities	(1,130.5)	(321.2)

Cash flows from financing activities
Proceeds from issuance of stock rights	450.0	—
Proceeds from issuance of debt	63.5	667.5
Proceeds from equipment sale-leaseback transactions	37.6	60.6
Proceeds from issuance of common stock	25.6	45.0
Payments on equipment purchase contracts	(268.9)	(123.4)
Repayments of debt	(94.3)	(92.8)
Redemption of common stock	(67.5)	—
Debt issuance costs	(0.3)	(17.3)
Purchase of call spread options	—	(109.1)
Net cash provided by financing activities	145.7	430.5

Net increase (decrease) in cash and equivalents	(241.2)	281.6
Cash and equivalents at beginning of period	570.3	398.2
Cash and equivalents at end of period	$329.1	$679.8

Supplemental disclosures
Income taxes refunded, net	$4.5	$105.2
Interest paid, net of amounts capitalized	(24.2)	(19.0)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	211.6	250.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, CMOS image sensors, Flash memory and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contains 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.  The Company’s third quarter of fiscal 2004 and 2003 ended on June 3, 2004, and May 29, 2003, respectively, and its fiscal 2003 ended on August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.

Reclassifications:  Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Recently issued accounting standards:  In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  The Company adopted Interpretation No. 46 in the third quarter of 2004.  Adoption of Interpretation No. 46 did not have a significant impact on the Company’s results of operations or financial condition.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.

Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents pro forma income (loss) and per share data as if a fair value based method had been used to account for stock-based compensation:

	Quarter ended		Nine months ended
	June 3, 2004	May 29, 2003	June 3, 2004	May 29, 2003

Net income (loss), as reported	$90.9	$(214.9)	$63.7	$(1,150.0)
Redeemable common stock accretion	—	(1.6)	(0.5)	(4.7)
Redeemable common stock fair value adjustment	—	—	(0.4)	—
Net income (loss) available to common shareholders	$90.9	(216.5)	62.8	(1,154.7)
Stock-based employee compensation expense included in reported net income (loss)	0.0	0.3	0.0	0.1
Less total stock-based employee compensation expense determined under a fair value based method for all awards	(51.0)	(77.9)	(164.3)	(217.6)
Pro forma net income (loss) available to common shareholders	$39.9	$(294.1)	$(101.5)	$(1,372.2)

Earnings (loss) per share:
Basic, as reported	$0.14	$(0.36)	$0.10	$(1.90)
Basic, pro forma	0.06	(0.48)	(0.16)	(2.26)

Diluted, as reported	$0.13	$(0.36)	$0.10	$(1.90)
Diluted, pro forma	0.06	(0.48)	(0.16)	(2.26)

Stock-based compensation expense in the above presentation does not reflect a benefit for income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Supplemental Balance Sheet Information

Receivables	June 3, 2004	August 28, 2003

Trade receivables	$701.6	$552.5
Joint venture	25.0	53.1
Taxes other than income	19.2	21.8
Income taxes	10.6	11.3
Other	17.7	8.6
Allowance for doubtful accounts	(4.4)	(4.8)
	$769.7	$642.5

Inventories	June 3, 2004	August 28, 2003

Finished goods	$132.2	$124.6
Work in process	305.3	211.3
Raw materials and supplies	110.7	102.9
Allowance for obsolescence	(15.9)	(21.4)
	$532.3	$417.4

In the fourth, third, second and first quarters of 2003, the Company recognized write-downs of $4.2 million,  $14.6 million, $197.4 million and $90.8 million, respectively, to record work in process and finished goods inventories at their estimated market values.

	June 3, 2004		August 28, 2003
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$356.3	$(144.7)	$328.1	$(118.2)
Joint venture supply arrangement	105.0	(40.1)	105.0	(31.2)
Other	5.3	(1.5)	14.7	(8.8)
	$466.6	$(186.3)	$447.8	$(158.2)

During the first nine months of 2004, the Company capitalized $28.8 million for product and process technology with a weighted average useful life of ten years.  During the first nine months of 2003, the Company capitalized $25.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of ten and three years, respectively.

Amortization expense for intangible assets was $12.2 million and $38.0 million for the third quarter and first nine months of 2004, respectively, and $12.7 million and $38.3 million for the third quarter and first nine months of 2003, respectively.  Annual amortization expense is estimated to be $50.3 million for 2004, $48.5 million for 2005, $46.8 million for 2006, $44.9 million for 2007 and $44.2 million for 2008.

Property, Plant and Equipment	June 3, 2004	August 28, 2003

Land	$109.0	$106.4
Buildings	2,335.8	2,305.9
Equipment	7,098.6	6,488.2
Construction in progress	241.3	240.8
Software	216.8	205.1
	10,001.5	9,346.4
Accumulated depreciation	(5,388.5)	(4,835.9)
	$4,613.0	$4,510.5

Depreciation expense was $287.7 million and $869.4 million for the third quarter and first nine months of 2004, respectively, and $287.8 million and $872.2 million for the third quarter and first nine months of 2003, respectively.

The Company has manufacturing facilities in Virginia and Utah that are only partially utilized.  As of June 3, 2004, the Virginia and Utah facilities had net book values of $489.5 million and $769.1 million, respectively.  A portion of the Virginia facility is being used for 300 mm wafer fabrication and a portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Virginia and Utah facilities other than $195.7 million of construction in progress in Utah as of June 3, 2004.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	June 3, 2004	August 28, 2003

Accounts payable	$390.8	$340.8
Salaries, wages and benefits	147.5	116.9
Joint venture	55.5	102.5
Taxes other than income	16.7	23.8
Other	140.0	130.7
	$750.5	$714.7

Debt	June 3, 2004	August 28, 2003

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$631.5	$632.5
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $10.3 million and $15.8 million	199.7	194.2
Notes payable in periodic installments through July 2015, weighted average interest rate of 2.9% and 2.3%	193.2	192.9
Capital lease obligations payable in monthly installments through May 2008, weighted average imputed interest rate of 6.3% and 6.0%	83.8	66.4
	1,108.2	1,086.0
Less current portion	(71.6)	(88.9)
	$1,036.6	$997.1

As of June 3, 2004, notes payable and capital lease obligations of $111.3 million and $3.1 million, respectively, denominated in Japanese yen, were at weighted average interest rates of 1.3% and 1.8%, respectively.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (0.47% for the third quarter of 2004).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the consolidated balance sheets.  For the first nine months of 2004, the Company recognized a net loss of $0.3 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of June 3, 2004, the Company had pledged $25.8 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  The Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company also is engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), relating to certain of the Company’s patents and certain of Freescale’s patents.   Lawsuits between Motorola and Freescale and the Company are pending in the U.S. District Courts for the Western District of Texas (Austin) and for the Western District of Wisconsin (Madison).  The above lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of net sales.  The Company is unable to predict the outcome of these suits or of other assertions of infringement made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges certain causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”), conspiracy to monopolize various relevant markets, intentional interference with prospective economic advantage relating to RDRAM, and unfair competition to disadvantage RDRAM.  The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  The Company is unable to predict the outcome of the suit.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Redeemable Common Stock

In connection with the Company’s acquisition on April 22, 2002, of substantially all of the assets of Toshiba Corporation’s (“Toshiba”) DRAM business as conducted by Dominion Semiconductor L.L.C., the Company issued Toshiba 1.5 million shares of common stock and granted Toshiba an option to require the Company to repurchase the shares for $67.5 million in cash.  During the first quarter of 2004, Toshiba exercised its option and the Company redeemed the 1.5 million shares.

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

Restructure and Other Charges

In the second quarter of 2003, the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded $102.5 million of restructure charges and additional restructure related charges of $7.1 million, which are included in cost of goods sold, in the first nine months of 2003.  The credit to restructure of $21.9 million in the first nine months of 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  The Company has substantially completed the restructure plan but expects to record gains and losses in future periods as residual equipment associated with the restructure is sold.  The components of the restructure charge and additional restructure related charges in the second quarter and first nine months of 2003 were as follows:

	Quarter ended February 27, 2003	Adjustments	Nine months ended May 29, 2003

Restructure charge:
Write-down of equipment	$53.9	$(9.3)	$44.6
Severance and other termination benefits	25.5	0.7	26.2
Write-down of intangible assets	18.6	—	18.6
Other	9.9	3.2	13.1
Total restructure charge	107.9	(5.4)	102.5

Other charges to write down raw materials and work in process inventories	7.8	(0.7)	7.1

Total restructure and other charges	$115.7	$(6.1)	$109.6

Other Operating Expense, Net

Other operating expense for the first nine months of 2004 includes net losses of $16.2 million from changes in currency exchange rates.  Other operating expense for the first nine months of 2003 includes net losses of $19.1 million on write-downs and disposals of semiconductor equipment and losses of $12.2 million from changes in currency exchange rates.  Other operating income for the first nine months of 2003 includes $14.4 million in receipts in the second quarter of 2003 from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2004 and 2003 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the third quarter of 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of June 3, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credits of $112.7 million, which expire through 2024.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2024 and unused state tax credits of $123.3 million for tax and financial reporting purposes, which expire through 2018.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 89.2 million and 143.3 million for the third quarter and first nine months of 2004, respectively, and 178.5 million for both the third quarter and first nine months of 2003.  Basic and diluted earnings per share computations reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended		Nine months ended
	June 3, 2004	May 29, 2003	June 3, 2004	May 29, 2003

Net income (loss)	$90.9	$(214.9)	$63.7	$(1,150.0)
Redeemable common stock accretion	—	(1.6)	(0.5)	(4.7)
Redeemable common stock fair value adjustment	—	—	(0.4)	—
Net income (loss) available to common shareholders – Basic	90.9	(216.5)	62.8	(1,154.7)
Net effect of assumed conversions	3.4	—	—	—
Net income (loss) available to common shareholders – Diluted	$94.3	$(216.5)	$62.8	$(1,154.7)

Weighted average common shares outstanding –Basic	644.2	608.3	640.3	606.9
Net effect of dilutive stock options and convertible debt	61.2	—	4.8	—
Weighted average common shares outstanding – Diluted	705.4	608.3	645.1	606.9

Earnings (loss) per share:
Basic	$0.14	$(0.36)	$0.10	$(1.90)
Diluted	0.13	(0.36)	0.10	(1.90)

Comprehensive Income (Loss)

Comprehensive income for the third quarter and first nine months of 2004 was $90.6 million and $63.3 million, respectively, and included $0.3 million and $0.4 million net of tax, respectively, of unrealized losses on investments.  Comprehensive loss for the third quarter and first nine months of 2003 was $215.0 million and $1,150.7 million, respectively, and included $0.1 million and $0.7 million net of tax, respectively, of unrealized losses on investments.

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of June 3, 2004, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  The Company adopted Interpretation No. 46 in the third quarter of 2004, under which TECH does not qualify for consolidation.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The

Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $88.3 million and $336.2 million for the third quarter and first nine months of 2004, respectively, and $77.5 million and $225.0 million for the third quarter and first nine months of 2003, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $3.9 million and $8.9 million for the third quarter and first nine months of 2004, respectively, and $2.4 million and $7.2 million for the third quarter and first nine months of 2003, respectively.  Receivables from TECH were $25.0 million and payables to TECH were $55.5 million as of June 3, 2004.  Receivables from TECH were $53.1 million and payables to TECH were $102.5 million as of August 28, 2003.  TECH supplied approximately 30% of the total megabits of memory produced by the Company in the first nine months of 2004.  As of June 3, 2004, the Company had intangible assets with a net book value of $64.9 million relating to the supply arrangement to purchase product from TECH.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Net Sales” regarding future megabit production growth, production increases and allocation of wafer starts to DDR2 products, CMOS image sensors, PSRAM products and Flash memory products; “Gross Margin” regarding manufacturing cost reductions in future periods and cost of products purchased from TECH in the fourth quarter of 2004;  in “Selling, General and Administrative” regarding the level of expected selling, general and administrative expenses in the fourth quarter of 2004;  in “Research and Development” regarding the level of expected research and development expenses in the fourth quarter of 2004;  in “Income Taxes” regarding future provisions for income taxes and in “Liquidity and Capital Resources” regarding capital spending in 2004 and 2005.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2003.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer and marketer of DRAM, CMOS image sensors, Flash memory and other semiconductor components.  Many of these semiconductor components have characteristics similar to commodities that are generally standardized products with selling prices that fluctuate significantly based on industry-wide relationships of supply and demand.  Success in the semiconductor memory market is typically driven by achieving the most cost-efficient delivery of products.  Delivery of semiconductor memory products at the lowest cost is dependent upon utilization of advanced design and process technology and extensive capital investments in silicon processing capacity as well as timely development of new products and cost-effective capital access.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2004	% of net sales	2003	% of net sales

Net sales	$1,116.8	100.0%	$732.7	100.0%	$991.0	100.0%	$3,215.0	100.0%	$2,202.8	100.0%
Gross margin	387.9	34.7%	71.0	9.7%	248.2	25.0%	922.1	28.7%	(190.2)	(8.6)%
SG&A	94.3	8.4%	87.2	11.9%	81.8	8.3%	257.3	8.0%	276.0	12.5%
R&D	181.4	16.2%	161.7	22.1%	187.9	19.0%	555.7	17.3%	490.3	22.3%
Restructure	(0.7)	(0.1)%	(5.4)	(0.7)%	(0.1)	(0.0)%	(21.9)	(0.7)%	102.5	4.7%
Operating income (loss) Loss	109.7	9.8%	(183.7)	(25.1)%	(7.1)	(0.7)%	124.3	3.9%	(1,080.9)	(49.1)%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contains 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.

Net Sales

Net sales for the third quarter of 2004 increased by 13% as compared to the second quarter of 2004 primarily due to a 17% increase in average per megabit selling prices for the Company’s memory products as a result of generally improved market conditions.  During the third quarter of 2004, the Company continued to increase its allocation of manufacturing capacity to specialty memory products, including pseudo-static RAM (“PSRAM”), CMOS image sensors and legacy DRAM products.  The shift in product mix contributed to the increase in average per megabit selling prices for the third quarter of 2004 as specialty memory products and legacy DRAM products on average had significantly higher selling prices per megabit than the Company’s primary DRAM products.  The Company’s overall megabit production in the third quarter of 2004 decreased approximately 5% from the second quarter of 2004 primarily due to the wafer allocations to CMOS image sensors, specialty memory products and legacy DRAM products.  Megabit output per wafer is significantly lower for specialty memory and legacy DRAM products because of their relatively low density and the inherent complexity of specialty memory products.  Further, the Company’s diversification of product mix and prioritization of specialty DRAM products necessitated production changes to optimize long-term wafer process efficiency that resulted in a temporary reduction of wafer output for the third quarter of 2004.

Growth in future megabit production over the next several quarters is expected to be adversely affected by an increased allocation of wafers to the manufacture of DDR2 products, which have a relatively larger die size, CMOS image sensors, specialty memory products and Flash memory products.  The Company expects DDR2 production to increase significantly over the next several quarters.  The Company expects to allocate approximately 20% of its total wafer starts to CMOS image sensors, specialty memory products and Flash memory products by the end of calendar 2004.  For the third quarter of 2004, megabit production was slightly higher than megabit sales.  Finished goods inventories at the end of the quarter remained at relatively low levels.  DDR products constituted 67% of the Company’s megabits sold in the third quarter of 2004 and 71% of megabits sold in the second quarter of 2004.

Net sales for the third quarter of 2004 increased by 52% as compared to the third quarter of 2003 primarily due to a 44% increase in average per megabit selling prices for the Company’s memory products.  Megabits produced in the third quarter of 2004 increased 6% as compared to the third quarter of 2003 principally due to increased manufacturing efficiencies, which were partially offset by the Company’s increased allocation of wafer production to CMOS image sensors and PSRAM products.  DDR products constituted 67% of the Company’s megabits sold in the third quarter of 2003.

Net sales for first nine months of 2004 increased by 46% as compared to the first nine months of 2003 primarily due to a 25% increase in megabits of memory sold and a 14% increase in average per megabit selling prices for the Company’s memory products.  Megabits produced in the first nine months of 2004 increased 29% as compared to the first nine months of 2003 principally due to increased manufacturing efficiencies partially offset by the effects of changes in the Company’s product mix.

Gross Margin

The Company’s reported gross margin percentage for the third quarter of 2004 increased to 35% as compared to 25% for the second quarter of 2004 primarily due to the 17% increase in average selling prices per megabit.  In addition, compared to the second quarter of 2004, reported gross margin in the third quarter of 2004 benefited from relatively higher margins on sales of products purchased from the Company’s TECH joint venture.  The Company’s gross margin in the third quarter of 2004 was affected by a higher level of sales of CMOS image sensors, legacy DRAM products and PSRAM products, which generally had higher margins than the Company’s primary high-volume DRAM products.  The legacy DRAM and PSRAM products had higher average selling prices per megabit, which more than offset their higher manufacturing costs per megabit.  The Company was able to maintain its overall average cost per megabit for the third quarter despite the shift in product mix away from its primary high-volume DRAM products through manufacturing efficiencies.  The Company achieved these manufacturing efficiencies by improving product yields and continuing its transition to products utilizing 110 nm process technology and 6f² technology.  The Company’s 6f² technology enables it to produce approximately 20% more potential die per wafer than standard products, which use 8f² technology.  Per megabit cost reductions in the near term will be limited by the effects of increased production of DDR2 products and specialty memory products as well as higher costs associated with the limited volumes of production at the Company’s 300 mm manufacturing facility in Virginia.  The Company also expects that per megabit costs for the fourth quarter of 2004 will be adversely affected by higher costs of products purchased from TECH as compared to the third quarter of 2004.

The Company’s reported gross margin for the third quarter and first nine months of 2004 as compared to the corresponding periods of 2003 improved by $316.9 million and $1,112.3 million, respectively, primarily due to higher average selling prices and increased megabit production, partially offset by the net effects of inventory write-downs.

Inventory write-downs:  The Company records charges to cost of goods sold in accordance with generally accepted accounting principles to write down the carrying values of work in process and finished goods inventories when they exceed their estimated market values.  The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales.  Many of the Company’s semiconductor components have characteristics similar to commodities that are generally standardized products with selling prices that fluctuate significantly based on industry-wide relationships of supply and demand.  In recent years, a combination of global economic conditions and a slowing growth rate in demand for personal computers, coupled with worldwide increases in semiconductor production capacity, caused significant declines in average selling prices for semiconductor components.  In all quarters of fiscal 2002 and 2003, market values of products held in finished goods and work in process inventories at a quarter end date were below the Company’s manufacturing cost of these products and the Company recognized a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values.  As such charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.  No write-down was necessary for the first three quarters of 2004 and, as of June 3, 2004, a de minimis amount of previous write-downs remains in ending inventory.  As a result, write-downs of inventories prior to 2004 are not expected to have a significant effect on operating results in future periods.

The following table sets forth adjusted gross margins absent the inventory write-downs and the estimated effect of previous write-downs.  These write-downs may not be infrequent or nonrecurring in nature but are a result of significant market-driven declines in average selling prices.  The presentation of these adjusted amounts vary from numbers presented in accordance with U.S. GAAP and therefore may not be comparable to measures reported by other companies.  However, the Company believes this information is significant to understanding the Company’s gross margins and analyzing the Company’s gross margin trends.  This non-GAAP information is important to analyzing the Company’s cost of goods sold since the effect of inventory write-downs must be separated from the manufacturing cost component in order to have a reasonable basis for understanding trends in cost of goods sold.  When evaluating performance and making decisions on how to allocate Company resources, management uses this non-GAAP data and believes investors should have access to similar data when making their investment decisions.

	Third Quarter				Nine Months
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2003	% of net sales
Gross margin:
As reported	$387.9	34.7%	$71.0	9.7%	$922.1	28.7%	$(190.2)	(8.6)%
Inventory write-downs	—		14.6		—		302.8
Estimated effect of previous write-downs	(13.4)		(168.1)		(59.3)		(405.6)
As adjusted	$374.5	33.5%	$(82.5)	(11.3)%	$862.8	26.8%	$(293.0)	(13.3)%

“Inventory write-downs” are calculated based on estimates of future market pricing relative to the Company’s costs of production and inventory carrying values and the projected timing of product sales.  The reduction in cost of goods sold resulting from sales of written-down inventory is reflected as the “Estimated effect of previous write-downs” in the table above.  The estimated effect of previous write-downs is calculated by computing cost of goods sold for each applicable period as if no write-downs had been recorded and comparing it to cost of goods sold as calculated in accordance with generally accepted accounting principles.  In calculating the estimated effect of previous write-downs, the Company uses the same judgments and estimates that are used to calculate cost of goods sold.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 25% of the total megabits of memory produced by the Company in the third quarter of 2004 and 30% of the total megabits produced in the second quarter of 2004 and third quarter of 2003.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Per unit costs of products purchased from TECH were lower in the third quarter of 2004 than in the second quarter of 2004.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In the third quarter and first nine months of both 2004 and 2003, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.  In the second quarter of 2004, the gross margin percentages realized by the Company on sales of TECH products were approximately the same as gross margins realized on products manufactured by its wholly-owned facilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2004 were 15% higher than for the second quarter of 2004 primarily due to higher levels of performance based compensation expense and other personnel costs.  SG&A expenses for the third quarter of 2004 were 8% higher than for the third quarter of 2003 primarily due to higher levels of performance based compensation expense and other personnel costs, which were partially offset by lower costs associated with outstanding legal matters.  SG&A expenses decreased 7% in the first nine months of 2004 as compared to the first nine months of 2003 primarily due to lower costs associated with outstanding legal matters, which was partially offset by increased performance based compensation costs.  SG&A expenses for the fourth quarter of 2004 are expected to decrease slightly from the third quarter of 2004.

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture the Company’s products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for the third quarter of 2004 decreased 3% from the second quarter of 2004 primarily due to the Company’s initial qualification of a 512 Meg DDR product on its 300 mm production line during the quarter and a decrease in the number of other development wafers processed.  R&D expenses for the third quarter and first nine months of 2004 increased 12% and 13%, respectively, from the corresponding periods of 2003 primarily due to an increase in development wafers processed.  The increase in development wafers processed during the first nine months of 2004 was the result of a higher level of development wafers run on the Company’s 300 mm production line and a relatively large number of products nearing qualification during the period.  Higher R&D costs in 2004 also reflect a higher level of expenses related to CMOS image sensors, Flash memory and specialty memory products.  R&D expenses for the fourth quarter of 2004 are expected to decrease slightly from the third quarter of 2004.

The Company’s process technology R&D efforts are focused primarily on development of 95 nm, 78 nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300 mm wafer manufacturing, CMOS image sensors, Flash memory products, specialty memory products including PSRAM and reduced latency DRAM (“RLDRAM”) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 DRAM products as well as NAND and other Flash memory, CMOS image sensors and specialty memory products.

Restructure and Other Charges

In the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200 mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded $102.5 million of restructure charges and additional restructure-related charges of $7.1 million, which are included in cost of goods sold, for the first nine months of 2003.  The credit to restructure of $21.9 million in the first nine months of 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  Higher equipment sales prices reflect improved market conditions across the semiconductor industry.  The Company has substantially completed the restructure plan but expects to record gains and losses in future periods as residual equipment associated with the restructure is sold.

The components of the restructure charge and additional restructure related charges in the second quarter and first nine months of 2003 were as follows:

	Quarter ended February 27, 2003	Adjustments	Nine months ended May 29, 2003

Restructure charge:
Write-down of equipment	$53.9	$(9.3)	$44.6
Severance and other termination benefits	25.5	0.7	26.2
Write-down of intangible assets	18.6	—	18.6
Other	9.9	3.2	13.1
Total restructure charge	107.9	(5.4)	102.5

Other charges to write down raw materials and work in process inventories	7.8	(0.7)	7.1
Total restructure and other charges	$115.7	$(6.1)	$109.6

Other Operating Expense, Net

Other operating expense for the first nine months of 2004 includes net losses of $16.2 million from changes in currency exchange rate.  Other operating expense for the first nine months of 2003 includes net losses of $19.1 million related to write-downs and disposals of semiconductor equipment and losses of $12.2 million from changes in currency exchange rates.  Other operating income for the first nine months of 2003 also includes $14.4 million in receipts from the U.S. government during the second quarter of 2003 in connection with anti-dumping tariffs.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 3, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Income Taxes

Income taxes for 2004 and 2003 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the third quarter of 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of June 3, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credits of $112.7 million.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire in various years through 2024 and unused state tax credits of $123.3 million for tax and financial reporting purposes.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures which can vary significantly from period to period.  As of June 3, 2004, the Company had cash and marketable investments totaling $1,131.9 million compared to $921.8 million as of August 28, 2003.

Operating Activities:  For the first nine months of 2004, net cash provided by operating activities was $743.6 million primarily reflecting improved average selling prices for semiconductor memory products.  Cash generated from operations in the first nine months of 2004 principally reflects the Company’s $63.7 million of income adjusted by $908.2 million for non-cash depreciation and amortization expense partially offset by a $127.4 million increase in accounts receivable associated with the Company’s higher level of sales and a $114.1 million increase in inventories consisting primarily of work in process inventories resulting from transitions in the Company’s product mix.

Investing Activities:  For the first nine months of 2004, net cash used by investing activities was $1,130.5 million including expenditures for property, plant and equipment of $739.7 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects 2004 capital spending to approximate $1.5 billion.  The Company expects 2005 capital spending to exceed $1.5 billion.  As of June 3, 2004, the Company had commitments extending into 2005 of approximately $500 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first nine months of 2004, net cash provided by financing activities was $145.7 million including $450 million received from Intel Corporation (“Intel”).  Payments on equipment purchase contracts and debt were $363.2 million for the first nine months of 2004.  In the first nine months of 2004, the Company received $101.1 million in net proceeds from the issuance of notes payable and sales-leaseback transactions.  In the first quarter of 2004, the Company paid $67.5 million to Toshiba Corporation to redeem the 1.5 million shares of common stock issued in connection with the acquisition of the Company’s Virginia facility from Toshiba.

In the first quarter of 2004, the Company received $450 million from Intel in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity and dedication of resources to advanced product development.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s per share purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

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

As of June 3, 2004, future maturities of notes payable, minimum lease payments under capital leases and minimum commitments under operating leases were as follows:

Fiscal year	Notes	Capital leases	Operating leases

Remainder of 2004	$6.5	$7.7	$2.5
2005	51.1	23.5	15.5
2006	261.1	30.7	12.4
2007	44.3	16.2	3.5
2008	24.4	16.3	3.3
2009 and thereafter	648.3	—	26.5

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which provides guidance on the identification of and reporting for variable interest entities.  The Company adopted Interpretation No. 46 in the third quarter of 2004.  Adoption of Interpretation No. 46 did not have a significant impact on the Company’s results of operations or financial condition.

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

Contingencies:  The Company is subject to the possibility of losses from various contingencies.  Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  The Company accrues a liability and charges operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

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

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventory has been categorized as semiconductor memory products or CMOS image sensors.  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

The transition to smaller line-width process technologies and 300 mm wafers in the industry could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

If the growth rate of either computers sold or the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 70% of our sales of semiconductor products for the third quarter of 2004 were to the computing market.  DRAMs are the most widely used semiconductor components in computers.  In recent years, the growth rate of computers sold has slowed or declined.  If we experience a sustained reduction in the growth rate of either computers sold or the average amount of semiconductor memory included in each computer, sales of our semiconductor products could decrease, and our business, results of operations or financial condition could be materially adversely affected.

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

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per megabit manufacturing costs or reduce costs at historical rates.  Reduction of per megabit manufacturing costs in future periods is dependent on our ability to:

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

•                  offset increases in per megabit manufacturing costs resulting from shifts in product mix to CMOS image sensors, specialty memory products and flash memory products.

If we are unable to timely and efficiently convert our manufacturing operations to 300 mm wafer processing, our business, results of operations or financial condition could be materially adversely affected.

In the past, we have reduced our per megabit manufacturing costs by converting our wafer processing operations to use larger wafers.  By converting to larger wafers, we should be able to produce significantly more die for each wafer, ultimately resulting in substantially reduced costs for each die.  Our conversion to 300 mm wafer processing across a significant portion of our operations will require us to make substantial capital investments, which will depend on our ability to generate funds from operations or to obtain additional funds from external sources.  We may also experience disruptions in manufacturing operations and reduced yields during our conversion to larger wafer sizes.  If our conversion to 300 mm wafer processing is not timely and efficient, we could be at a cost disadvantage with respect to our competitors and our business, results of operations or financial condition could be materially adversely affected.  In addition, we may decide not to convert all of our wafer processing to 300 mm and, as a result, we could be at a cost disadvantage with respect to our competitors.

If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

Aggregate sales to two of our computing customers approximated 27% of our net sales for the third quarter of 2004.  If any one of our major computing customers significantly reduces its purchases of DRAM from us, our business, results of operations or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations there are transactions and balances denominated in other currencies, primarily the Japanese yen and euro.  In the event that the U.S. dollar weakens significantly compared to the Japanese yen or euro, reported results of operations or financial condition will be adversely affected.

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

TECH supplied approximately 25% of our total megabits of memory produced in the third quarter of 2004.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In recent periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.

We have pledged $100 million as cash collateral for TECH’s credit facility.  In the event the cash collateral is used to discharge obligations of TECH that are unpaid and due under the TECH credit facility, certain shareholders of TECH have agreed to indemnify us for approximately one-half of the amount of the cash collateral used to satisfy such obligations.  As of June 3, 2004, we had intangible assets with a net book of $64.9 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our business, results of operations or financial condition could be materially adversely affected.

In recent periods, the semiconductor memory market has become increasingly segmented, with diverse memory needs being driven by the different requirements of desktop and notebook computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  We offer customers a variety of semiconductor memory products, including DDR, DDR2, SDRAM, EDO, Flash and PSRAM.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  We are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On February 1, 2001, we filed a complaint (amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  We also are engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), relating to certain of our patents and certain of Freescale’s patents.  On January 8, 2004, Motorola filed suit against us in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  On March 15, 2004, we filed an answer and a counterclaim alleging infringement of seventeen of our patents.  Freescale was later added as a party with Motorola.  On March 30, 2004, we filed a separate action against Motorola in the U.S. District Court for the Western District of Wisconsin (Madison) alleging infringement of six additional of our patents, and we added a seventh patent in an amended complaint filed on April 23, 2004.  On June 10, 2004, the Wisconsin court granted Motorola’s motion to transfer the case to Texas, but a motion for reconsideration is pending.  The above lawsuits pertain to certain of our SDRAM and DDR DRAM products, which account for a significant portion of our net sales.  We are unable to predict the outcome of these suits.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

We have a number of patent and intellectual property license agreements.  Some of these license agreements require us to make one time or periodic payments.  We may need to obtain additional patent licenses or renew existing license agreements in the future.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Allegations of antitrust violations.

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation of the DRAM industry.

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

Although we do not know what actions the DOJ will take with respect to its investigation, or what determinations it may make with respect to other DRAM companies subject to the investigation, in some instances DOJ investigations involving other industries have resulted in indictments being brought against, or in plea agreements being entered into with, companies and/or individuals, resulting in fines and/or penalties against such companies or individuals.  While we do not expect to be subject to any such DOJ fines or penalties, the announcement by the DOJ of any indictments, or plea agreements, involving fines or penalties against or with other DRAM companies could have an adverse impact on settlement or resolution of our civil suits relating to the subject matter of the investigation.  We can give no assurance that final resolution of these civil suits will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

Allegations of anticompetitive conduct.

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges certain causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”), conspiracy to monopolize various relevant markets, intentional interference with prospective economic advantage relating to RDRAM, and unfair competition to disadvantage RDRAM.  The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  We are unable to predict the outcome of the suit.  A court determination against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 61% of our consolidated net sales for the third quarter of 2004.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We expect to make future acquisitions where we believe it is advisable to enhance our shareholder value.  Acquisitions involve numerous risks, including:

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

Substantially all of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.3 billion as of June 3, 2004 and August 28, 2003.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $147.5 million as of June 3, 2004, and U.S. $203.1 million as of August 28, 2003 (including deferred income tax assets denominated in Japanese yen valued at U.S. $71.7 million as of June 3, 2004, and U.S. $105.4 million as of August 28, 2003).  The Company also held aggregate foreign currency liabilities valued at U.S. $389.8 million as of June 3, 2004, and U.S. $513.2 million as of August 28, 2003 (including debt denominated in Japanese yen valued at U.S. $114.4 million as of June 3, 2004, and U.S. $170.5 million as of August 28, 2003).  Foreign currency receivables and payables as of June 3, 2004, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 3, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 1, 2001, the Company filed a complaint (amended) against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  These lawsuits pertain to certain of our SDRAM and DDR DRAM products, which account for a significant portion of our net sales.  The Company is unable to predict the outcome of these suits.

On January 8, 2004, Motorola, Inc. (“Motorola”) filed suit against the Company in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  On March 15, 2004, the Company filed an answer and a counterclaim alleging infringement of seventeen of the Company’s patents.  Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), was later added as a party with Motorola.  On March 30, 2004, the Company filed a separate action against Motorola in the U.S. District Court for the Western District of Wisconsin (Madison) alleging infringement of six additional of the Company’s patents, and the Company added a seventh patent in an amended complaint filed on April 23, 2004.  On June 10, 2004, the Wisconsin court granted Motorola’s motion to transfer the case to Texas, but a motion for reconsideration is pending.  These lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

A court determination that the Company’s products or manufacturing processes infringe the product or process intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges certain causes of action under California state law including a conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”), a conspiracy to monopolize various relevant markets, intentional interference with prospective economic advantage relating to RDRAM, and unfair competition to disadvantage RDRAM.  The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  The Company is unable to predict the outcome of the suit.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

(See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.”)

Item 6.  Exhibits and Reports on Form 8-K

(a)          The following are filed as a part of this report:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.7	Bylaws of the Registrant, as amended
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)          Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(b)         The registrant filed the following reports on Form 8-K during the fiscal quarter ended June 3, 2004:

Date	Item

March 24, 2004	Item 7, Financial Statements and Exhibits
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