Form 10-K
period 2004-09-02
MICRON TECHNOLOGY INC
filed 2004-10-15
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-10658

Micron Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 4, 2004, as reported by the New York Stock Exchange, was approximately $6.7 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 5, 2004, was 612,413,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2004 Annual Meeting of Shareholders to be held on November 18, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Products” regarding the Company’s expectation of a significant increase in sales of DDR2 products in 2005, the predominance of 512 Meg density devices by the end of 2005, growth in sales of the Company’s PSRAM and SDRAM products in 2005, the shipment of commercial volumes of RLDRAM in 2005 and significant growth in the markets for NAND Flash memory and CMOS image sensors; and in “Manufacturing” regarding the Company’s expectation to transition to 95nm line-width process technology in 2005.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”  All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its subsidiaries are hereinafter referred to collectively as the “Company.”  Micron Technology, Inc., a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.  The Company’s Corporate Governance Guidelines, Business Code of Conduct and Ethics, Audit Committee Charter, and Governance and Compensation Committee Charter are also available on the Company’s website.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

The Company is a global manufacturer and marketer of Dynamic Random Access Memory (“DRAM”), Flash memory and CMOS image sensors.  The Company has been in the DRAM business since 1980, and in recent years it has been the second or third largest supplier of DRAM in the world.  Flash memory and CMOS image sensors have been added to the Company’s product portfolio in the last couple of years.  The Company’s products are used in a broad range of electronic devices, including personal computers, workstations, servers, cell phones, digital still cameras, and other consumer and industrial products.

The Company’s products are offered in a wide variety of package and configuration options, architectures, and performance characteristics tailored to meet application and customer needs.  Individual devices take advantage of the Company’s advanced silicon processing technology and manufacturing expertise. The Company continually introduces new generations of products that offer lower costs per megabit and improved performance characteristics.

Products

Dynamic Random Access Memory (“DRAM”)  DRAM products are high density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products constituted 92%, 96% and 95% of the Company’s net sales in 2004, 2003 and 2002, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics.  The Company’s DRAM products may be classified as Core DRAM or Specialty memory.

Core DRAM  Core DRAM consists of standardized, high-volume, products that are sold primarily for use as main system memory in computers.  With the development, introduction and acceptance in the marketplace of new memory architectures, computer main memory has transitioned over time from extended data out (“EDO”) DRAM to synchronous DRAM (“SDRAM”) and most recently to Double Data Rate Synchronous DRAM (“DDR”) and DDR2.  As a result, the composition of the Company’s Core DRAM products has also shifted over time.  The Company’s Core DRAM products currently consist of DDR and DDR2.  EDO and SDRAM products are currently sold primarily for use in applications other than computers, and are now classified as Specialty memory.  DDR products constituted most of the Company’s Core DRAM sales in 2004 and accounted for approximately 57%, 57% and 20% of the Company’s net sales in 2004, 2003 and 2002, respectively.  Next generation DDR2 products, which offer increased performance characteristics such as greater clock frequency and bandwidth, began shipping in 2004 and are expected to grow noticeably in 2005 as new applications designed to take advantage of their superior performance are introduced.

In response to changes in the DRAM market, the Company has broadened its Core DRAM product offerings in recent years.  The Company offers DDR products in 128 Meg, 256 Meg, 512 Meg and 1 Gig densities.  The Company also offers 256 Meg and 512 Meg DDR2 products and has begun sampling 1 Gig DDR2.  The Company offers its DDR and DDR2 products in multiple configurations, speeds and package types.  In 2004, most of the Company’s Core DRAM products were 256 Meg density devices.  The Company expects 512 Meg devices to become the predominant density by the end of 2005.

Specialty Memory  The Company’s Specialty memory products include the Company’s legacy DRAM, pseudo-static RAM (“PSRAM”), mobile SDRAM and reduced latency DRAM (“RLDRAM™”) products.  Specialty memory products are generally targeted to applications with specific performance characteristics and sold in lower volumes than Core DRAM products.

Legacy DRAM  Legacy DRAM consists of SDRAM and EDO products which are primarily used in consumer applications, such as cell phones, handheld devices, computer peripherals and other communications equipment.  SDRAM sales constituted 31%, 37% and 70% of the Company’s net sales in 2004, 2003 and 2002, respectively, declining as personal computer manufacturers transitioned to DDR products.  The Company offers 64 Meg, 128 Meg, 256 Meg and 512 Meg SDRAM products and 16 Meg and 64 Meg EDO products.

PSRAM  PSRAM products, marketed by the Company under the name CellularRAM™, are DRAM products with an SRAM-like interface.  PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to create an economical alternative to SRAM.  PSRAM products are used primarily in cellular phone applications.  The Company offers PSRAM products in 16 Meg, 32 Meg, 64 Meg and 128 Meg densities.  The Company began selling commercial volumes of PSRAM products in 2004 and sales are expected to increase significantly in 2005.

Mobile SDRAM  Mobile SDRAM products are specialty SDRAM memory devices designed for applications that demand minimal power consumption, primarily handheld electronic devices such as personal digital assistants (PDAs), smart phones, GPS devices, and digital still cameras.  The Company began selling commercial volumes of Mobile SDRAM products in 2004 and sales are expected to grow rapidly in 2005.

RLDRAM  RLDRAM products are low-latency DRAM memory devices with high clock rates targeted at network applications.  The Company began sampling RLDRAM products in 2004 and expects to begin shipping commercial volumes in 2005.

Flash Memory  Flash products are electrically re-writeable, non-volatile semiconductor devices that retain memory content when power is turned off.  Flash memory is used in networking applications, workstations, servers, personal computers, and handheld electronic devices such as digital cellular phones, digital still cameras and digital music players.  There are two primary types of flash memory:  NOR Flash and NAND Flash.  NOR Flash has a random access interface to data that enables fast read speeds, making it ideal for storage of program code that needs to be infrequently updated.  NAND Flash only allows sequential access to data, which reduces read time for some applications but offers faster erase and write times, higher density, and lower cost per bit than NOR Flash.  In addition, NAND Flash has significantly increased cycle endurance making it ideal for mass-storage devices.

Through 2004, the Company’s commercial Flash memory offerings consisted solely of NOR-based products.  The Company’s future plans for Flash memory are focused on NAND Flash, which uses semiconductor technology similar to DRAM.  The market for NAND Flash products has grown rapidly and is expected to continue to grow rapidly due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3 players and mobile phones.  Embedded NAND-based storage devices are also beginning to be utilized in mobile phones in addition to, or in lieu of, NOR-based Flash storage.   The

Company has been developing NAND Flash products and expects to begin shipping commercial volumes of its 2 Gig NAND Flash products in 2005.

The Company plans to leverage its DRAM product and process technologies to compete in the NAND Flash memory market.  The Company’s NAND Flash designs feature a small cell structure that enables higher densities for demanding applications.  To compete in the NAND Flash market, the Company must successfully introduce new products, rapidly ramp production of products to commercial volumes and manufacture products cost-efficiently.

Complementary Metal-Oxide Semiconductor (“CMOS”) Image Sensors  CMOS image sensors are semiconductor devices that capture and process images into pictures or video for a variety of consumer and industrial applications.  The Company’s CMOS image sensors are used in products such as cellular phone cameras, digital still cameras, pill cameras for medical use, automotive and other emerging applications.  The Company offers image sensors in a range of pixel resolutions from its VGA (video graphics array) products to its higher-end 3.1 megapixel products.  Image sensors are sold either as individual components or combined with integrated circuitry to create complete camera system-on-a-chip (“SOC”) solutions.  In 2004, the Company’s primary image sensor product was a VGA SOC sensor.  The Company began shipping commercial volumes of its higher resolution 1.3 megapixel, 2.0 megapixel and 3.1 megapixel image sensors in 2004.

The Company’s CMOS image sensors incorporating its DigitalClarity™ technology have many advantages over other CMOS image sensors and charge-coupled device (“CCD”) sensors, which have dominated the image sensor market until recent periods.  Unlike CCD sensors, which rely on specialized fabrication requiring dedicated, and costly manufacturing processes, CMOS image sensors can be manufactured using standardized semiconductor processes resulting in substantially lower costs.  The Company’s low-leakage DRAM processes are particularly well suited for the manufacture of CMOS image sensors.  The Company’s CMOS image sensors employ an “active-pixel” design architecture that enables them to achieve performance comparable to high-end CCD devices and higher than competitor’s CMOS image sensors.  The Company’s CMOS image sensors consume substantially less power than CCD devices, a critical advantage in the battery-dependent portable device applications where most image sensors are used.  The market for image sensors is expected to increase significantly over the next several years due to the growth forecasted for applications such as phone cameras and digital still cameras.

Manufacturing

The Company’s manufacturing facilities are located in the United States, Italy, Japan, Puerto Rico, Scotland and Singapore.  The Company’s manufacturing facilities operate 24 hours per day, 7 days per week.

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, burn-in and final test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of acceptable die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing production processes, reducing die sizes and transitioning to higher density products.  In 2004, the Company substantially completed the migration of its manufacturing operations to its 110 nanometer (“nm”) line-width process technology.  The Company expects to begin transitioning its manufacturing operations to 95nm line-width process technology in 2005.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants.  Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks and circuit design marginalities or other problems cause wafers to be scrapped or individual circuits to be nonfunctional.  Success of the Company’s manufacturing operations depends largely on minimizing defects and thereby maximizing yield of high-quality circuits.  In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.  The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

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

A significant portion of the Company’s memory products are assembled into memory modules for sale to customers.  Memory modules consist of an array of memory components attached to printed circuit boards (“PCBs”) that connect to computer systems or other electronic devices.  Memory components are attached to PCBs in a soldering process performed by screen printing machines and high speed automated pick and place machines.  Completed modules are tested by custom equipment and visually inspected.

In 2004, the Company qualified its first product at its 300mm wafer fabrication plant in Virginia.  The 512 Meg DDR device was produced on the Company’s 110nm process technology and is the industry’s first memory device in production to utilize copper interconnects.  The Company is ramping production at the Virginia wafer fabrication facility.  As of the end of 2004, production at the Virginia facility had not reached levels necessary to achieve mature product yield and cost-efficient utilization of the facility.  The Company is assessing which of its other facilities will be converted to 300mm wafer fabrication and when those facilities will be converted.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”)  TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 30%, 30% and 20% of the total megabits of memory produced by the Company in 2004, 2003 and 2002, respectively.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding fiscal quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

Availability of Raw Materials

The Company’s production processes require raw materials that meet exacting standards, including several that are customized for, or unique to, the Company.  The Company generally has multiple sources of supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet the Company’s standards.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames, molding compound and other materials.  In addition, any transportation problems could delay the Company’s receipt of raw materials.  Although raw materials shortages or transportation problems have not interrupted the Company’s operations in the past, shortages may occur from time to time in the future.  Also, lead times for the supply of raw materials have been extended in the past.  If the Company’s supply of raw materials is interrupted, or lead times are extended, results of operations could be adversely affected.

Marketing and Customers

The Company’s products are sold into computing and consumer, networking and telecommunications, and imaging markets.  Approximately 75% of the Company’s net sales for 2004 were to the computing market.  Sales to both Dell Computer Corporation and Hewlett-Packard Company exceeded 10% of the Company’s net sales in 2004, 2003 and 2002, and aggregated 27%, 28% and 28% of the Company’s net sales in 2004, 2003 and 2002, respectively.

The Company markets its semiconductor products primarily through its own direct sales force.  The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of product shipments.  The Company’s products are also offered through independent sales representatives, distributors and Crucial Technology, the Company’s web-based customer direct sales division.  The Company’s products are offered under the Micron, SpecTek and Crucial brand names, and under other private labels.  The Company maintains sales offices in all of its primary markets around the world.  Independent sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis.  The Company makes shipments against these orders directly to the customer.  Distributors carry the Company’s products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.

Segmentation of the DRAM market continues, with diverse memory needs being driven by the different requirements of desktop and notebook personal computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  Many of the Company’s customers require a thorough review or qualification of semiconductor products, which may take several months.  As the Company further diversifies its product lines and reduces the die sizes of existing memory products, more products become subject to qualification which may delay volume introduction of specific devices by the Company.

Backlog

Volatile industry conditions make customers reluctant to enter into long-term, fixed-price contracts.  Accordingly, new order volumes for the Company’s semiconductor products fluctuate significantly.  Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment.  Customers can change delivery schedules or cancel orders without significant penalty.  For these reasons, the Company does not believe that its order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that the Company may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  In accordance with industry practice, the Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery.  Under the Company’s general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances the Company may provide more extensive limited warranty coverage and general legal principles may impose more extensive liability than that provided under the Company’s general terms and conditions.

Competition

The Company faces intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG and Samsung Electronics Co., Ltd.  Additionally, the Company faces competition from emerging companies in Taiwan and China who have announced plans to significantly expand the scale of their operations.  Some of the Company’s competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities.  The Company’s competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors’ production of semiconductor memory, particularly DRAM.  This factor may continue to affect the supply of DRAM and other semiconductor products in future periods.

Research and Development

To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes.  The Company believes that expansion of its semiconductor product offerings is necessary to meet expected market demand for specific memory solutions.  The Company has several product design centers around the world, the largest located at its corporate headquarters in Boise, Idaho.  In addition, the Company has a facility at its Boise site to develop leading edge photolithography mask technology.

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture the Company’s products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  R&D expenses can vary significantly depending on the timing of product qualification.  Product development costs are recorded as R&D expense.  The Company’s R&D expenses were $754.9 million, $656.4 million and $561.3 million in 2004, 2003 and 2002, respectively.

The Company’s process technology R&D efforts are focused primarily on development of 95nm and 78nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, CMOS image sensors, Flash memory, Specialty memory products including PSRAM and RLDRAM and new memory manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 and DDR3 DRAM products as well as NAND Flash memory, CMOS image sensors and Specialty memory products.

International Sales

Sales to customers outside the United States totaled $2.6 billion for 2004 and included $863.7 million in sales to Europe, $559.8 million in sales to China, $354.8 million in sales to Japan and $632.9 million in sales to the rest of the Asia Pacific region, excluding China and Japan.  International sales totaled $1.7 billion for 2003 and $1.4 billion for 2002.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.”)

Patents and Licenses

As of September 2, 2004, the Company owned approximately 11,300 U.S. patents and 1,000 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2023.

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

Employees

As of September 2, 2004, the Company had approximately 17,900 employees, including approximately 11,900 in the United States, 2,700 in Singapore, 1,700 in Italy, 1,100 in Japan and 300 in the United Kingdom.  The Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2004, the Company’s wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of September 2, 2004, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Steven R. Appleton	44	Chairman, Chief Executive Officer and President
Kipp A. Bedard	45	Vice President of Investor Relations
Robert M. Donnelly	65	Vice President of Computing and Consumer Group
Jan du Preez	47	Vice President of Networking and Communications Group
D. Mark Durcan	43	Chief Technical Officer and Vice President of Research and Development
Robert J. Gove	50	Vice President of Imaging Group
Jay L. Hawkins	44	Vice President of Operations
Roderic W. Lewis	49	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Michael W. Sadler	46	Vice President of Worldwide Sales
Wilbur G. Stover, Jr.	51	Vice President of Finance and Chief Financial Officer
James W. Bagley	65	Director
Ronald C. Foster	54	Director
Robert A. Lothrop	78	Director
Thomas T. Nicholson	68	Director
Gordon C. Smith	75	Director
William P. Weber	64	Director

Steven R. Appleton joined the Company in February 1983 and has served in various capacities with the Company and its subsidiaries.  Mr. Appleton first became an officer of the Company in August 1989 and has served in various officer positions with the Company since that time.  From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on the Company’s Board of Directors.  Since September 1994, Mr. Appleton has served as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company.  Mr. Appleton is a member of the Board of Directors of National Semiconductor Corporation.  Mr. Appleton holds a BA in Business Management from Boise State University.

Kipp A. Bedard joined the Company in November 1983 and has served in various capacities with the Company and its subsidiaries.  Mr. Bedard first became an officer of the Company in April 1990 and has served in various officer positions since that time.  Since January 1994, Mr. Bedard has served as Vice President of Investor Relations for the Company.  Mr. Bedard holds a BBA in Accounting from Boise State University.

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

Michael W. Sadler joined the Company in September 1992 as a Regional Sales Manager and has held various sales and marketing positions since that time.  Mr. Sadler became an officer of the Company in July 1997 and has served as Vice President of Worldwide Sales since November 2001.  Mr. Sadler holds a BS in Information Systems and an MBA from the University of Santa Clara.

Wilbur G. Stover, Jr. joined the Company in June 1989 and has served in various financial positions with the Company and its subsidiaries.  Since September 1994, Mr. Stover has served as the Company’s Vice President of Finance and Chief Financial Officer.  Mr. Stover holds a BA in Business Administration from Washington State University.

James W. Bagley became the Chairman and Chief Executive Officer of Lam Research Corporation (“Lam”), a supplier of semiconductor manufacturing equipment, in August 1997.  Mr. Bagley is a member of the Board of Directors of Teradyne, Inc.  He has served on the Company’s Board of Directors since June 1997.  Mr. Bagley holds a BS and MS in Electrical Engineering from Mississippi State University.

Ronald C. Foster joined the Board of Directors in June 2004.  Since February 2003, Mr. Foster has served as Executive Vice President and Chief Financial Officer of JDS Uniphase Corporation.  From November 1998 to February 2003, Mr. Foster served in various management positions with Novell Corporation, including three years as Senior Vice President and Chief Financial Officer.  Mr. Foster has an MBA from the University of Chicago and a BA in Economics from Whitman College.

Robert A. Lothrop served as Senior Vice President of J.R. Simplot Company, an agribusiness company, from January 1986 until his retirement in January 1991.  From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of the Company.  Mr. Lothrop holds a BS in Engineering from the University of Idaho.

Thomas T. Nicholson has served as Vice President and a Director of Honda of Seattle and Toyota of Seattle since 1988.  Mr. Nicholson served from 1982 to May 2000 as President, and since May 2000 as Vice President, of Mountain View Equipment Company.  He has served on the Company’s Board of Directors since May 1980.  Mr. Nicholson holds a BS in Agriculture from the University of Idaho.

Gordon C. Smith has served as Chairman and Chief Executive Officer of G.C. Smith L.L.C., a holding company for ranch operations and other investments, since May 2000.  From July 1980 to March 1994, Mr. Smith served in various management positions with J. R. Simplot Company, including four years as President and Chief Executive Officer, and seven years as Chief Financial Officer.  From February 1982 until February 1984 and since September 1990, he has served on the Company’s Board of Directors.  Mr. Smith holds a BS in Accounting from Idaho State University.

William P. Weber served in various capacities with Texas Instruments Incorporated, a semiconductor manufacturing company, and its subsidiaries from 1962 until April 1998.  From December 1986 until December 1993 he served as the President of Texas Instruments’ worldwide semiconductor operations and from December 1993 until his retirement in April 1998, he served as Vice Chairman of Texas Instruments Incorporated.  He has served on the Company’s Board of Directors since July 1998.  Mr. Weber holds a BS in Engineering from Lamar University and a MS in Engineering from Southern Methodist University.

There is no family relationship between any director or executive officer of the Company.

Item 2.  Properties

The Company’s corporate headquarters and principal semiconductor manufacturing, engineering, research and development, administrative and support facilities are located in Boise, Idaho.  The Company has a number of other properties including wafer fabrication facilities located in Avezzano, Italy, Nishiwaki-City, Japan, and Manassas, Virginia; a semiconductor manufacturing facility located in Lehi, Utah, a portion of which is being used to perform test operations; an assembly and test facility located on leased property in Singapore; a test facility located in Nampa, Idaho; and module assembly and test facilities located in East Kilbride, Scotland, and leased in Aguadilla, Puerto Rico.  The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

The Company’s existing facilities are suitable and adequate for its present purposes.  The Company’s manufacturing facilities in Virginia and Utah are only partially utilized.  A portion of the Virginia facility is being used for 300mm wafer fabrication and a portion of the Utah facility is being used for component test operations.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Item 3.  Legal Proceedings

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  These lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

On January 8, 2004, Motorola, Inc. (“Motorola”) filed suit against the Company in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  On March 15, 2004, the Company filed an answer and a counterclaim alleging infringement of seventeen of the Company’s patents.  Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), was later added as a party with Motorola.  On March 30, 2004, the Company filed a separate action against Motorola in the U.S. District Court for the Western District of Wisconsin (Madison) alleging infringement of six additional of the Company’s patents, and the Company added a seventh patent in an amended complaint filed on April 23, 2004.  On June 10, 2004, the Wisconsin court granted Motorola’s motion to transfer the case to Texas, and the two cases subsequently were consolidated.  These lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  On March 16, 2004, a related case was filed in state court in Salem, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between November 1, 2001 and June 30, 2002.  The complaint alleges unjust enrichment relating to the sale and pricing of DRAM products and seeks an unspecified amount of restitution.  The case was removed to the Massachusetts federal district court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  However, a motion by the plaintiff to remand the case to Massachusetts is still pending.  On May 25, 2004, a related case was filed in state court in Collier County, Florida.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Florida and nineteen other states between November 1, 2001 and June 30, 2002.  The complaint alleges violation of the Florida Deceptive and Unfair Trade Practices Act and unjust enrichment relating to the sale and pricing of DRAM products and seeks compensatory damages, costs, attorneys’ fees, and disgorgement or restitution.  On August 19, 2004, a related case was filed in state court in Middlesex County, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between September 1, 2001 and June 30, 2002.  The complaint alleges violations of the Massachusetts Consumer Protection Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs, and attorneys’ fees.  On September 29, 2004, a related case was filed in state court in Brooke County, West Virginia.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in West Virginia from at least 1999 through the filing of the complaint.  The complaint alleges violations of the West Virginia Antitrust Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs and attorneys’ fees.  On October 4, 2004, a related case was filed in state court in Mecklenburg County, North Carolina.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM and/or products containing DRAM in North Carolina between at least 1999 and the filing of the complaint.  The complaint alleges violations of the North Carolina Statutes for Antitrust and Unfair Competition relating to the sale and pricing of DRAM products and seeks actual damages, treble damages, interest, costs, and attorneys’ fees.  On October 5, 2004, a related case was filed in state court in Wayne County, Michigan.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM and/or products containing DRAM in Michigan from at least 1999 through the filing of the complaint.  The complaint alleges violations of the Michigan Antitrust Reform Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs, interest, and attorneys’ fees.  On October 6, 2004, a related case was filed in state court in Broward County, Florida.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM in Florida from at least July 1999 through at least June of 2002.  The complaint alleges violations of Florida Deceptive and Unfair Trade Practices Act relating to the sale and pricing of DRAM products and seeks monetary damages, restitution, costs, and attorneys’ fees.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

(See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors.”)

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2004 and 2003, as reported by Bloomberg L.P.

	High	Low
2004:
4th quarter	$15.31	$11.06
3rd quarter	17.96	13.50
2nd quarter	16.42	11.50
1st quarter	15.13	12.16

2003:
4th quarter	$15.38	$11.14
3rd quarter	11.22	7.42
2nd quarter	15.81	6.76
1st quarter	18.76	11.75

Holders of Record

As of October 5, 2004, there were 3,944 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

	2004	2003	2002	2001	2000
	(amounts in millions except per share amounts)

Net sales	$4,404.2	$3,091.3	$2,589.0	$3,935.9	$6,362.4
Gross margin	1,314.7	(20.7)	(110.6)	110.7	3,248.1
Operating income (loss)	249.7	(1,186.5)	(1,025.3)	(976.5)	2,392.7
Income (loss) from continuing operations	157.2	(1,273.2)	(907.0)	(521.2)	1,547.7
Loss from discontinued PC Operations, net of taxes and minority interest	—	—	—	(103.8)	(43.5)
Net income (loss)	157.2	(1,273.2)	(907.0)	(625.0)	1,504.2

Diluted earnings (loss) per share:
Continuing operations	$0.24	$(2.11)	$(1.51)	$(0.88)	$2.63
Discontinued operations	—	—	—	(0.18)	(0.07)
Net income (loss)	0.24	(2.11)	(1.51)	(1.05)	2.56

Cash and short-term investments	$1,231.0	$921.8	$985.7	$1,678.3	$2,466.4
Total current assets	2,638.7	2,037.0	2,118.8	3,137.7	4,720.1
Property, plant and equipment, net	4,712.7	4,510.5	4,699.5	4,704.1	4,171.7
Total assets	7,760.0	7,158.2	7,555.4	8,363.2	9,391.9
Total current liabilities	972.1	993.0	752.7	687.0	1,447.1
Long-term debt	1,027.9	997.1	360.8	445.0	931.4
Redeemable common stock	—	66.5	—	—	—
Total shareholders’ equity	5,614.8	4,971.0	6,306.4	7,134.8	6,432.0

On August 6, 2001, Micron Electronics, Inc. (“MEI”) completed its merger with Interland, Inc., in a stock-for-stock acquisition (the “Interland Merger”).  Upon completion of the Interland Merger, MEI changed its name to Interland, Inc. (“Interland”) and the Company’s ownership interest was reduced from 61% to 43% of Interland’s outstanding common stock.  On August 30, 2001, the Company contributed all of its shares of Interland common stock to the Micron Technology Foundation.

On May 31, 2001, MEI, then a 61% owned subsidiary of the Company, completed the disposition of its PC business.  The selected financial data above presents the net effect of discontinued PC operations separate from the results of the Company’s continuing operations.

Per share amounts reflect a two-for-one stock dividend on May 1, 2000.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocation of wafer starts to products other than Core DRAM; “Net Sales” regarding future megabit production growth, production increases and allocation of wafer starts to DDR2 products, CMOS image sensors, PSRAM products and Flash memory products; “Gross Margin” regarding manufacturing cost reductions in future periods and relative selling prices of DDR2 and Specialty memory products; in “Selling, General and Administrative” regarding the level of expected selling, general and administrative expenses in the first quarter of 2005; in “Research and Development” regarding the level of expected research and development expenses in the first quarter of 2005; in “Income Taxes” regarding future provisions for income taxes and in “Liquidity and Capital Resources” regarding capital spending in 2005.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer and marketer of semiconductor memory devices, principally DRAM and Flash, and CMOS image sensor devices.  Its products are used in a broad range of electronic applications including personal computers, workstations, servers, cell phones, digital still cameras, and other consumer and industrial products.  The Company’s customers are principally original equipment manufacturers and memory module retailers located around the globe.

The markets for the Company’s products behave in a manner similar to commodity markets as the products are generally standardized with selling prices that fluctuate based on industry-wide relationships of supply and demand.  Enhancing operating results and strengthening financial condition in these types of markets is likely dependent upon leading the industry in low cost production, capital efficiency and return on research and development investments.  Historically, the semiconductor memory market has been subject to subsidization, thereby leading to the entry of new competitors and, at times, excess supply.

The Company’s proprietary product and process technology allows sophisticated semiconductor memory and imaging devices to be manufactured with progressively smaller die sizes.  Historically, the Company has been able to reduce the cost of its memory products by implementing new product and process technologies.  These new technologies enable the Company to produce more megabits of memory on each wafer, primarily by reducing the size of the circuits (“shrinking”) that make up each memory cell.  In 2004, the Company introduced products featuring its 6F² Hypershrink™ array architecture technology that enables it to further increase megabits produced per wafer.  This 6F² technology reduces the size of memory cells approximately 20% from industry standard 8F² products without significant additional investment in equipment.  The Company continually introduces new generations of products that offer lower costs per megabit and improved performance characteristics such as higher data transfer rates, reduced package size per megabit and lower power consumption.

 The Company has made substantial investments in its manufacturing facilities in the United States, Europe and Asia.  A significant portion of semiconductor manufacturing equipment is replaced every three to five years with more advanced equipment to process leading edge technology and reduce cost per part.  Because the Company owns most of its manufacturing capacity, a significant portion of the Company’s operating costs are fixed.  In general, these costs do not vary with changes in the Company’s utilization of its manufacturing capacity and, accordingly, margins fluctuate with utilization.  The Company must generate sufficient cash flow from operations for reinvestment in manufacturing capability or obtain external financing.  Historically, the Company has accessed external markets to fund a portion of its cash requirements.

Maximizing returns from investments in research and development (“R&D”) is dependent on developing process technology that effectively reduces production costs, leveraging required investments across a substantial scale of production, and designing new products that can be successfully brought to market.  The Company must invest heavily in R&D to expand its product offering and enable development of leading-edge product and process technologies.  The Company has made significant R&D investments in recent periods to develop products that will enable it to enter new markets.

In recent years, approximately 80% of the Company’s products were sold into computer and computer peripheral markets.  The computing market for a number of decades has had an extremely high growth rate.  As with any maturing market, it is likely that future growth rates will more closely parallel broader macroeconomic trends.

The Company is strategically diversifying its business into semiconductor products other than Core DRAM.  The Company’s non-Core DRAM products include Specialty memory, Flash memory and CMOS image sensors.  These products leverage the Company’s competencies in semiconductor memory manufacturing and product and process technology.  Non-Core DRAM products are typically of lower density and are manufactured in lower volumes than Core DRAM, and allow the Company to use prior generation processes and equipment.  Unlike Core DRAM, these products are typically used in electronic devices other than computers and in many cases the Company can differentiate them from competitor’s products based on performance characteristics.

Markets for some of the Company’s non-DRAM products are expected to grow rapidly, in particular the markets for NAND Flash and CMOS image sensors.  The Company believes that its product and process technology and manufacturing competencies position it well to compete in these markets.  Accordingly, the Company plans to allocate an increasing portion of its manufacturing capacity to these products in 2005.  Success in these markets is dependent in part on the Company’s ability to timely develop new products that are well received by customers and gain sufficient market share.

Results of Operations

	2004		2003		2002
	(amounts in millions and as a percent of net sales)
Net sales	$4,404.2	100.0%	$3,091.3	100.0%	$2,589.0	100.0%
Gross margin	1,314.7	29.9%	(20.7)	(0.7)%	(110.6)	(4.3)%
Selling, general and administrative	332.0	7.5%	358.2	11.6%	332.3	12.8%
Research and development	754.9	17.1%	656.4	21.2%	561.3	21.7%
Restructure and other charges	(22.5)	(0.5)%	116.3	3.8%	—	—
Operating income (loss)	249.7	5.7%	(1,186.5)	(38.4)%	(1,025.3)	(39.6)%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contained 53 weeks.

Net Sales

Net sales for 2004 increased by 42% as compared to 2003 primarily due to a 20% increase in megabits sold and a 16% increase in average per megabit selling prices for the Company’s memory products as a result of generally improved market conditions.  During 2004, the Company increased its allocation of manufacturing capacity to Specialty memory products, including pseudo-static RAM (“PSRAM”), CMOS image sensors and legacy DRAM products.  The shift in product mix contributed to the increase in average per megabit selling prices for 2004 as Specialty memory products and legacy DRAM products on average had higher selling prices per megabit than the Company’s Core DRAM products.  The Company’s overall megabit production for 2004 increased approximately 23% from 2003 primarily due to manufacturing efficiencies.  The growth rate in megabit production for 2004 was constrained in part by the allocation of wafers to CMOS image sensors, Specialty memory products and legacy DRAM products which do not require leading edge process technology and therefore inherently have a lower production growth rate than the Company’s advanced Core DRAM products.  Megabit output per wafer is also lower for Specialty memory and legacy DRAM products because of their relatively lower density and greater complexity.  Further, the Company’s diversification of product mix and prioritization of Specialty memory products necessitated production changes to optimize long-term wafer process efficiency that resulted in a temporary reduction of wafer output in 2004.  DDR products constituted 57% of the Company’s net sales for both 2004 and 2003 and 20% of net sales in 2002.  For 2004, megabit production was slightly higher than megabit sales.  Finished goods inventories at the end of 2004 remained at relatively low levels.

The Company expects to achieve significant growth in megabit production during 2005 from manufacturing efficiencies and increased wafer output resulting from the production ramp of its 300mm wafer fabrication facility.  Growth in future megabit production over the next several quarters, however, is expected to be adversely affected by an increased allocation of wafers to the manufacture of DDR2 products, which have a relatively larger die size, CMOS image sensors, Specialty memory products and Flash memory.

Net sales for 2003 increased by 19% as compared to 2002, primarily due to a 44% increase in megabits of memory sold.  This increase was partially offset by a 17% decrease in average selling prices in 2003 as compared to 2002 for the Company’s semiconductor memory products.  Megabits produced increased 43% in 2003 as compared to 2002, principally due to manufacturing efficiencies.

Gross Margin

The Company’s reported gross margin percentage for 2004 increased to 30% from a negative 1% for 2003 primarily due to the 16% increase in average per megabit selling prices and reduced costs per megabit.  In addition, compared to 2003, reported gross margin for 2004 benefited from relatively higher margins on sales of products purchased from the Company’s TECH joint venture.  The Company reduced its overall average cost per megabit for 2004 as compared to 2003 through manufacturing efficiencies achieved by improving product yields and continuing its transition to products utilizing 110nm process technology and 6F² technology.  The Company’s 6F² technology enables it to produce approximately 20% more potential die per wafer than standard products, which use 8F² technology.  Per megabit cost reductions in the near term will be limited by the effects of increased production of DDR2 products and Specialty memory products but the Company expects that average selling prices per megabit for these products will be higher than its primary DDR product.  Per megabit cost reductions will also be limited by higher costs associated with the limited volumes of production at the Company’s 300mm manufacturing facility in Virginia.

The Company’s reported gross margin for 2003 improved as compared to 2002, primarily due to a decrease in per megabit manufacturing costs, partially offset by the 17% decrease in average selling prices for the Company’s semiconductor products and the net effects of inventory write-downs.  The Company was able to significantly reduce per megabit manufacturing costs in 2003 through improvements in manufacturing efficiencies.  During 2003, the Company completed its migration to 130nm process technology and continued to transition to 110nm technology.

Inventory write-downs:  The Company records charges to cost of goods sold in accordance with generally accepted accounting principles to write down the carrying values of work in process and finished goods inventories when they exceed their estimated market values.  The inventory write-downs reflect estimates of future market pricing relative to the costs of production and inventory carrying values and projected timing of product sales.  Many of the Company’s semiconductor components have characteristics similar to commodities that are generally standardized products with selling prices that fluctuate significantly based on industry-wide relationships of supply and demand.  In recent years, a combination of global economic conditions and a slowing growth rate in demand for personal computers, coupled with worldwide increases in semiconductor production capacity, caused significant declines in average selling prices for semiconductor components.  In all quarters of fiscal 2002 and 2003, market values of products held in finished goods and work in process inventories at a quarter end date were below the Company’s manufacturing cost of these products and the Company recognized a charge to cost of goods sold to write down the carrying value of inventories to their estimated market values.  As such charges are recorded in advance of when inventory subject to the write-down is sold, gross margins in the period of sale are higher than they would be absent the effect of the previous write-downs.  No write-down was necessary for 2004 and, as of September 2, 2004, only a de minimis amount of previous write-downs remains in ending inventory.  As a result, write-downs of inventories prior to 2004 will not have a significant effect on operating results in future periods.

The following table sets forth adjusted gross margins absent the inventory write-downs and the estimated effect of previous write-downs.  These write-downs may not be infrequent or nonrecurring in nature but are a result of significant market-driven declines in average selling prices.  The presentation of these adjusted amounts vary from numbers presented in accordance with U.S. GAAP and therefore may not be comparable to amounts reported by other companies.  However, the Company believes this information is significant to understanding the Company’s gross margins and analyzing the Company’s gross margin trends.  This non-GAAP information is important to analyzing the Company’s cost of goods sold since the effect of inventory write-downs must be separated from the manufacturing cost component in order to have a reasonable basis for understanding trends in cost of goods sold.  When evaluating performance and making decisions on how to allocate Company resources, management uses this non-GAAP data and believes investors should have access to similar data when making their investment decisions.

	2004		2003		2002
	(amounts in millions and as a percent of net sales)
Gross margin:
As reported	$1,314.7	29.9%	$(20.7)	(0.7)%	$(110.6)	(4.3)%
Inventory write-downs	—		307.0		376.1
Estimated effect of previous write-downs	(61.0)		(481.9)		(700.3)
As adjusted	$1,253.7	28.5%	$(195.6)	(6.3)%	$(434.8)	(16.8)%

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

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 30%, 30% and 20% of the total megabits of memory produced by the Company in 2004, 2003 and 2002, respectively.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In 2004, 2003 and 2002, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2004 were 7% lower than for 2003 primarily due to lower costs associated with outstanding legal matters and reduced depreciation costs, partially offset by higher levels of performance-based compensation expense and other personnel costs.  Selling, general and administrative (“SG&A”) expenses for 2003 were 8% higher than for 2002 primarily due to higher costs associated with outstanding legal matters.  SG&A expenses for the first quarter of 2005 are expected to approximate $90 million.

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

R&D expenses for 2004 increased 15% from 2003 principally due to an increase in development wafers processed during 2004 as the Company increased its product diversification and ramped production at its 300mm wafer fabrication facility, which primarily ran development wafers in 2004.  Higher R&D costs in 2004 also reflect a higher level of expenses related to CMOS image sensors, Flash memory and Specialty memory products.  R&D expenses for 2003 increased 17% from 2002 primarily due to an increase in development wafers processed as the Company expanded its product development efforts and began ramping production of 300mm development wafers.  R&D expenses for the first quarter of 2005 are expected to approximate $175 million.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, CMOS image sensors, Flash memory, Specialty memory products including PSRAM and reduced latency DRAM (“RLDRAM”) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 and DDR3 DRAM products as well as NAND Flash memory, CMOS image sensors and Specialty memory products.

Restructure and Other Charges

In the second quarter of 2003 the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded $109.2 million of restructure charges and additional restructure-related charges of $7.1 million, which are included in cost of goods sold for 2003.  The credit to restructure in 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  The generally higher equipment sales prices reflect improved market conditions across the semiconductor industry.  The Company has substantially completed the restructure plan.  As of August 28, 2003, the Company’s accounts payable and accrued expenses included $3.1 million for remaining costs accrued in connection with the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The components of the restructure charge and additional restructure related charges were as follows:

	2004	2003
	(amounts in millions)
Restructure charge:
Write-down of equipment	$(21.6)	$50.7
Severance and other termination benefits	(0.4)	26.3
Write-down of intangible assets	—	18.6
Other	(0.5)	13.6
Total restructure charge	(22.5)	109.2

Other charges to write down raw materials and work in process inventories	—	7.1
Total restructure and other charges	$(22.5)	$116.3

Other Operating Expense, Net

Other operating expense for 2004 includes losses of $17.2 million from changes in currency exchange rates.  Other operating income for 2004 includes $7.2 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $3.9 million on write-downs and disposals of semiconductor equipment.  Other operating expense for 2003 includes net losses on write-downs and disposals of semiconductor equipment of $41.5 million and losses of $10.7 million from changes in currency exchange rates.  Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for 2002 includes net losses on write-downs and disposals of semiconductor equipment of $27.3 million.

Income Taxes

Income taxes for 2004, 2003 and 2002 primarily reflect taxes on the Company’s non-U.S. operations.  U.S. operating results are not expected to reflect an income tax provision, until such time as the Company utilizes a substantial portion of its U.S. net operating loss carryforwards and unused tax credits, as any such provision is substantially offset by a corresponding reduction in the deferred tax valuation allowance.  As of September 2, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.8 billion and unused U.S. tax credits of $106.7 million, which expire through 2024.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2024 and unused state tax credits of $123.9 million for tax and financial reporting purposes which expire through 2018.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of September 2, 2004, the Company had cash and marketable investments totaling $1,231.0 million compared to $921.8 million as of August 28, 2003.

Operating Activities:  For 2004, net cash provided by operating activities was $1,158.8 million primarily reflecting improved average selling prices for semiconductor memory products.  Cash generated from operations in 2004 principally reflects the Company’s $157.2 million of income adjusted by $1,217.5 million for non-cash depreciation and amortization expense partially offset by a $160.5 million increase in inventories consisting primarily of work in process inventories resulting from transitions in the Company’s product mix and a $130.9 million increase in accounts receivable associated with the Company’s higher level of sales.

Investing Activities:  For 2004, net cash used by investing activities was $1,312.7 million including expenditures for property, plant and equipment of $1,080.7 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  The Company expects 2005 capital spending to approximate $1.5 billion.  As of September 2, 2004, the Company had commitments extending into 2006 of approximately $360 million for the acquisition of property, plant and equipment.

Financing Activities:  For 2004, net cash provided by financing activities was $69.7 million including $450 million received from Intel Corporation (“Intel”).  Payments on equipment purchase contracts and debt were $450.6 million for 2004.  In 2004, the Company received $101.1 million in net proceeds from the issuance of notes payable and sales-leaseback transactions.  In the first quarter of 2004, the Company paid $67.5 million to Toshiba Corporation to redeem the 1.5 million shares of common stock issued in connection with the acquisition of the Company’s Virginia facility from Toshiba.

In the first quarter of 2004, the Company received $450 million from Intel in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer processing capacity.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s per share purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

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

During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of September 2, 2004, there have been no exercises of warrants and all warrants issued remain outstanding.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

Contractual Obligations:  The following table summarizes the Company’s significant contractual obligations at September 2, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in millions)
Notes payable	$1,029.6	$51.2	$305.6	$30.3	$642.5
Capital lease obligations	87.2	23.9	46.9	16.4	—
Operating leases	62.5	16.3	16.4	6.0	23.8
Purchase obligations	504.2	484.9	17.8	1.5	—
Other long-term liabilities	103.2	—	53.1	11.2	38.9
Total	$1,786.7	$576.3	$439.8	$65.4	$705.2

The obligations disclosed above do not include contractual obligations recorded on the Company’s balance sheet as current liabilities except for the current portion of long-term debt.  The expected timing of payment amounts of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services, market prices or changes to agreed-upon amounts for some obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancelable, (2) the Company would incur a penalty if the agreement was cancelled, or (3) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services (“take-or-pay”).  If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table.  If the obligation is cancelable, but the Company would incur a penalty if cancelled, the dollar amount of the penalty was included as a purchase obligation.  Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

The Company has an agreement with its TECH joint venture to purchase all of TECH’s output of semiconductor memory components subject to specific terms and conditions.  As the purchase quantities are based on qualified production output, the agreement does not contain a fixed or minimum purchase quantity and therefore the Company did not include the agreement in its purchase obligations.  In addition to purchase quantities, the TECH purchase obligation fluctuates based on average selling prices for semiconductor memory components which can change significantly from period to period.  In 2004, the net cost of semiconductor components purchased from TECH was $453.8 million.

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

In several recent years, we experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide DRAM production or lack of demand for DRAM could lead to further declines in average selling prices for DRAM.

The transition to smaller line-width process technologies and 300mm wafers in the industry could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of DRAM, if not offset by increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

As the computer industry matures and the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 75% of our sales of semiconductor products for 2004 were to the computing market.  DRAMs are the most widely used semiconductor memory components in computers.  In recent years, the growth rate of computers sold has slowed or declined largely due to the maturation of the computer industry.  The reduction in the growth rate of computers sold or growth rate of the average amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Historically, we have decreased per megabit manufacturing costs through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per megabit manufacturing costs or reduce costs at historical rates.  We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Each generation of new products adds complexity to the manufacturing process and the initial production of new products is typically characterized by relatively high costs due to lower product yields, reduced wafer throughput and less efficient use of assets.  Reduction of per megabit manufacturing costs in future periods is dependent on our ability to:

•                  successfully develop product and process technology, including future transitions to 95nm and smaller line-width process technologies;

•                  ramp product and process technology improvements rapidly and effectively to commercial volumes across facilities;

•                  achieve acceptable levels of manufacturing wafer output and yields, which may decrease as we implement more complex technologies, including our transition to 300mm wafer processing; and

•                  offset increases in per megabit manufacturing costs resulting from shifts in product mix to CMOS image sensors, Specialty memory products and Flash memory.

If we are unable to timely and efficiently convert our manufacturing operations to 300mm wafer processing, our business, results of operations or financial condition could be materially adversely affected.

In 2004, we began ramping production of 300mm wafers at our wafer fabrication facility in Virginia.  As of the end of 2004, production at the Virginia facility had not reached levels necessary to achieve mature product yield and cost-efficient utilization of the facility.  Until such time that production at the Virginia facility reaches mature product yields and significant volume with regards to capacity utilization, it will adversely affect our results of operations.  We are assessing which of our other facilities will be converted to 300mm wafer fabrication and when those facilities will be converted.   We may also experience disruptions in manufacturing operations, reduced wafer output and reduced yields during our conversion of other facilities to 300mm wafers.

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

We face intense competition from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG and Samsung Electronics Co., Ltd.  Additionally, we face competition from emerging companies in Taiwan and China who have announced plans to significantly expand the scale of their operations.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors’ production of semiconductor memory, particularly DRAM.  This factor may continue to increase the supply of DRAM and other semiconductor products in future periods.

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

Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  As a result, we expect that trends in the DRAM and computer industries will more closely parallel broader macroeconomic events and trends.  Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce.  If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products, our business, results of operations or financial condition could be materially adversely affected.  If, for any reason, we are unable to access the capital markets over an extended period of time, we may be unable to make property, plant and equipment expenditures, implement our research and development efforts or fund our operations, which could materially adversely affect our business, results of operations or financial condition.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our business, results of operations or financial condition could be materially adversely affected.

TECH supplied approximately 30% of our total megabits of memory produced in 2004.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In recent periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of September 2, 2004, we had intangible assets with a net book value of $62.0 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  We are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  We also are engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), relating to certain of our patents and certain of Freescale’s patents.  On January 8, 2004, Motorola filed suit against us in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  On March 15, 2004, we filed an answer and a counterclaim alleging infringement of seventeen of our patents.  Freescale was later added as a party with Motorola.  On March 30, 2004, we filed a separate action against Motorola in the U.S. District Court for the Western District of Wisconsin (Madison) alleging infringement of six additional of our patents, and we added a seventh patent in an amended complaint filed on April 23, 2004.  On June 10, 2004, the Wisconsin court granted Motorola’s motion to transfer the case to Texas, and the two cases subsequently were consolidated.  The above lawsuits pertain to certain of our SDRAM and DDR DRAM products, which account for a significant portion of our net sales.  We are unable to predict the outcome of these suits.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California

state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  On March 16, 2004, a related case was filed in state court in Salem, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between November 1, 2001 and June 30, 2002.  The complaint alleges unjust enrichment relating to the sale and pricing of DRAM products and seeks an unspecified amount of restitution.  The case was removed to the Massachusetts federal district court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  However, a motion by the plaintiff to remand the case to Massachusetts is still pending.  On May 25, 2004, a related case was filed in state court in Collier County, Florida.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Florida and nineteen other states between November 1, 2001 and June 30, 2002.  The complaint alleges violation of the Florida Deceptive and Unfair Trade Practices Act and unjust enrichment relating to the sale and pricing of DRAM products and seeks compensatory damages, costs, attorneys’ fees, and disgorgement or restitution.  On August 19, 2004, a related case was filed in state court in Middlesex County, Massachusetts.  It purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM in Massachusetts between September 1, 2001 and June 30, 2002.  The complaint alleges violations of the Massachusetts Consumer Protection Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs, and attorneys’ fees.  On September 29, 2004, a related case was filed in state court in Brooke County, West Virginia.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM in West Virginia from at least 1999 through the filing of the complaint.  The complaint alleges violations of the West Virginia Antitrust Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs and attorneys’ fees.  On October 4, 2004, a related case was filed in state court in Mecklenburg County, North Carolina.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM and/or products containing DRAM in North Carolina between at least 1999 and the filing of the complaint.  The complaint alleges violations of the North Carolina Statutes for Antitrust and Unfair Competition relating to the sale and pricing of DRAM products and seeks actual damages, treble damages, interest, costs, and attorneys’ fees.  On October 5, 2004, a related case was filed in state court in Wayne County, Michigan.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM and /or products containing DRAM in Michigan from at least 1999 through the filing of the complaint.  The complaint alleges violations of the Michigan Antitrust Reform Act relating to the sale and pricing of DRAM products and seeks treble monetary damages, costs, interest, and attorneys’ fees.  On October 6, 2004, a related case was filed in state court in Broward County, Florida.  It purports to be on behalf of a class of individuals and entities who indirectly purchase DRAM in Florida from at least July 1999 through at least June of 2002.  The complaint alleges violations of Florida Deceptive and Unfair Trade Practices Act relating to the sale and pricing of DRAM products and seeks monetary damages, restitution, costs, and attorneys’ fees.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  We can give no assurance that final resolution of these civil suits will not result in significant liability and will not have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 59% of our consolidated net sales for 2004.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business results of operations or financial condition.

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

In conjunction with the issuance of stock rights to Intel in September 2003, we agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer processing capacity.  If we fail to achieve certain 2005 milestones and our common stock price is then below Intel’s purchase price of $13.29, we could be obligated to pay Intel amounts up to $135 million, a substantial portion of which is payable, at our election, in our common stock.

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

We expect to make future acquisitions where we believe it is advisable to enhance shareholder value.  Acquisitions involve numerous risks, including:

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

Substantially all of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.2 billion as of September 2, 2004 and $1.3 billion as of August 28, 2003.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $118.9 million as of September 2, 2004, and U.S. $203.1 million as of August 28, 2003 (including deferred income tax assets denominated in Japanese yen valued at U.S. $52.4 million as of September 2, 2004, and U.S. $105.4 million as of August 28, 2003).  The Company also held aggregate foreign currency liabilities valued at U.S. $403.6 million as of September 2, 2004, and U.S. $513.2 million as of August 28, 2003 (including debt denominated in Japanese yen valued at U.S. $113.1 million as of September 2, 2004, and U.S. $170.5 million as of August 28, 2003).  Foreign currency receivables and payables as of September 2, 2004, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of September 2, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Consolidated Financial Statements as of September 2, 2004, and August 28, 2003, and for the fiscal years ended September 2, 2004, August 28, 2003 and August 29, 2002:

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

For the year ended	September 2, 2004	August 28, 2003	August 29, 2002

Net sales	$4,404.2	$3,091.3	$2,589.0
Cost of goods sold	3,089.5	3,112.0	2,699.6
Gross margin	1,314.7	(20.7)	(110.6)

Selling, general and administrative	332.0	358.2	332.3
Research and development	754.9	656.4	561.3
Restructure	(22.5)	109.2	—
Other operating expense, net	0.6	42.0	21.1
Operating income (loss)	249.7	(1,186.5)	(1,025.3)

Interest income	15.2	18.1	51.6
Interest expense	(36.0)	(36.5)	(17.1)
Other non-operating income (expense), net	3.1	4.7	(7.7)
Income (loss) before taxes	232.0	(1,200.2)	(998.5)

Income tax (provision) benefit	(74.8)	(73.0)	91.5
Net income (loss)	$157.2	$(1,273.2)	$(907.0)

Earnings (loss) per share:
Basic	$0.24	$(2.11)	$(1.51)
Diluted	0.24	(2.11)	(1.51)

Number of shares used in per share calculations:
Basic	641.5	607.5	601.5
Diluted	645.7	607.5	601.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

As of	September 2, 2004	August 28, 2003

Assets
Cash and equivalents	$486.1	$570.3
Short-term investments	744.9	351.5
Receivables	773.7	642.5
Inventories	578.1	417.4
Prepaid expenses	37.4	27.7
Deferred income taxes	18.5	27.6
Total current assets	2,638.7	2,037.0
Intangible assets, net	276.2	289.6
Property, plant and equipment, net	4,712.7	4,510.5
Deferred income taxes	41.4	83.7
Restricted cash	27.6	125.2
Other assets	63.4	112.2
Total assets	$7,760.0	$7,158.2

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$796.2	$714.7
Deferred income	35.2	22.7
Equipment purchase contracts	70.1	166.7
Current portion of long-term debt	70.6	88.9
Total current liabilities	972.1	993.0
Long-term debt	1,027.9	997.1
Deferred income taxes	42.0	41.3
Other liabilities	103.2	89.3
Total liabilities	2,145.2	2,120.7

Commitments and contingencies

Redeemable common stock	—	66.5

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 611.5 million and 609.9 million shares	61.2	60.8
Additional capital	4,663.9	4,176.3
Retained earnings	890.1	733.8
Accumulated other comprehensive income (loss)	(0.4)	0.1
Total shareholders’ equity	5,614.8	4,971.0
Total liabilities and shareholders’ equity	$7,760.0	$7,158.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions)

					Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Capital	Retained Earnings

Balance at August 30, 2001	598.4	$59.8	$4,153.7	$2,924.6	$(3.3)	$7,134.8

Comprehensive income (loss):
Net loss				(907.0)		(907.0)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					4.3	4.3
Total comprehensive income (loss)						(902.7)

Stock issued under stock plans	4.5	0.5	75.9			76.4
Stock issued in connection with purchase of DRAM assets from Toshiba Corporation	1.5
Redeemable common stock accretion				(2.1)		(2.1)
Balance at August 29, 2002	604.4	$60.3	$4,229.6	$2,015.5	$1.0	$6,306.4

Comprehensive income (loss):
Net loss				(1,273.2)		(1,273.2)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(0.9)	(0.9)
Total comprehensive income (loss)						(1,274.1)

Stock issued under stock plans	5.7	0.5	56.9			57.4
Purchase of call spread options			(109.1)			(109.1)
Repurchase and retirement of common stock	(0.2)		(1.1)	(2.2)		(3.3)
Redeemable common stock accretion				(6.3)		(6.3)
Balance at August 28, 2003	609.9	$60.8	$4,176.3	$733.8	$0.1	$4,971.0

Comprehensive income:
Net income				157.2		157.2
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(0.5)	(0.5)
Total comprehensive income						156.7

Stock issued under stock plans	3.1	0.4	37.6			38.0
Issuance of stock rights			450.0			450.0
Redemption of common stock	(1.5)
Redeemable common stock accretion and fair value adjustment				(0.9)		(0.9)
Balance at September 2, 2004	611.5	$61.2	$4,663.9	$890.1	$(0.4)	$5,614.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

For the year ended	September 2, 2004	August 28, 2003	August 29, 2002

Cash flows from operating activities
Net income (loss)	$157.2	$(1,273.2)	$(907.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,217.5	1,209.9	1,177.4
Noncash restructure and other charges (benefits)	(37.0)	85.2	—
Provision to write down inventories to estimated market values	—	307.0	376.1
Loss (gain) from write-down or disposition of equipment	(3.9)	48.4	28.4
Loss (gain) from write-down or disposition of investments	0.6	(0.6)	11.5
Change in operating assets and liabilities:
(Increase) decrease in receivables	(130.9)	(103.8)	239.0
Increase in inventories	(160.5)	(196.2)	(378.9)
Increase in accounts payable and accrued expenses	30.1	98.8	39.9
Deferred income taxes	57.8	70.5	11.4
Other	27.9	38.2	(19.7)
Net cash provided by operating activities	1,158.8	284.2	578.1

Cash flows from investing activities
Purchases of available-for-sale securities	(1,799.4)	(758.0)	(1,867.9)
Expenditures for property, plant and equipment	(1,080.7)	(821.5)	(759.9)
Proceeds from maturities of available-for-sale securities	1,179.0	832.0	1,842.0
Proceeds from sales of available-for-sale securities	225.7	319.1	596.6
(Increase) decrease in restricted cash	101.6	(75.1)	(0.8)
Proceeds from sales of property, plant and equipment	92.7	20.0	4.5
Purchase of DRAM assets from Toshiba Corporation	—	—	(252.4)
Other	(31.6)	(34.6)	(76.0)
Net cash used for investing activities	(1,312.7)	(518.1)	(513.9)

Cash flows from financing activities
Proceeds from issuance of stock rights	450.0	—	—
Proceeds from issuance of debt	63.5	667.5	—
Proceeds from equipment sale-leaseback transactions	37.6	60.6	—
Proceeds from issuance of common stock	37.0	53.5	71.8
Payments on equipment purchase contracts	(343.7)	(143.2)	(122.3)
Repayments of debt	(106.9)	(106.0)	(84.6)
Redemption of common stock	(67.5)	—	—
Debt issuance costs	(0.3)	(17.3)	—
Purchase of call spread options	—	(109.1)	—
Net cash provided by (used for) financing activities	69.7	406.0	(135.1)

Net increase (decrease) in cash and equivalents	(84.2)	172.1	(70.9)
Cash and equivalents at beginning of year	570.3	398.2	469.1
Cash and equivalents at end of year	$486.1	$570.3	$398.2

Supplemental disclosures
Income taxes refunded, net	$9.8	$104.9	$540.0
Interest paid, net of amounts capitalized	(27.4)	(27.1)	(11.5)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	280.0	292.1	138.7

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in millions except per share amounts)

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal year 2004, which ended on September 2, 2004, contained 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.  Fiscal years 2003 and 2002 each contained 52 weeks and ended on August 28, 2003, and August 29, 2002, respectively.  All period references are to the Company’s fiscal periods unless otherwise indicated.

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

Certain concentrations:  Approximately 75% of the Company’s net sales for 2004 were to the computing market.  Sales to one customer were 14.1%, 14.9% and 16.5% of the Company’s net sales in 2004, 2003 and 2002, respectively.  Sales to another customer were 13.2%, 13.2% and 12.0% of the Company’s net sales in 2004, 2003 and 2002, respectively.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade accounts receivable.  The Company invests through high-credit-quality financial institutions and, by policy, limits the concentration of credit exposure by restricting investments with any single obligor.  A concentration of credit risk may exist with respect to trade receivables as a substantial portion of the Company’s customers are affiliated with the computing industry.  The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers.  Historically, the Company has not experienced significant losses on receivables.

Product warranty:  The Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery.  Under the Company’s general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, the Company may provide more extensive limited warranty coverage and general legal principles may impose upon the Company more extensive liability than that provided under the Company’s general terms and conditions.  The Company’s warranty obligations are not material.

Revenue recognition: The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  Because of frequent changes in market prices for the Company’s products, sales made under agreements allowing pricing protection or rights of return (other than for product warranty) are deferred until customers have sold the product.

Advertising:  Advertising costs are charged to operations as incurred.  The Company incurred $5.2 million, $11.1 million and $13.6 million of advertising costs in 2004, 2003 and 2002, respectively.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is DRAM.

Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value-based accounting method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents the Black-Scholes based pro forma loss and per share data:

	2004	2003	2002

Net income (loss), as reported	$157.2	$(1,273.2)	$(907.0)
Redeemable common stock accretion	(0.5)	(6.3)	(2.1)
Redeemable common stock fair value adjustment	(0.4)	—	—
Net income (loss) available to common shareholders	156.3	(1,279.5)	(909.1)
Stock-based employee compensation expense included in reported net income (loss)	—	0.4	1.4
Less total stock-based employee compensation expense determined under a fair value-based method for all awards	(203.9)	(295.2)	(378.3)
Pro forma net income (loss) available to common shareholders	$(47.6)	$(1,574.3)	$(1,286.0)

Earnings (loss) per share:
Basic, as reported	$0.24	$(2.11)	$(1.51)
Basic, pro forma	(0.07)	(2.59)	(2.14)

Diluted, as reported	$0.24	$(2.11)	$(1.51)
Diluted, pro forma	(0.07)	(2.59)	(2.14)

Stock-based employee compensation expense in the above presentation does not reflect a benefit for income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Functional currency:  The U.S. dollar is the Company’s functional currency for substantially all of its operations.

Earnings per share:  Basic earnings per share is computed based on the weighted average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Basic and diluted earnings per share computations reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

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

The amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.  The estimated fair value of the Company’s debt as of September 2, 2004, and August 28, 2003, was $1.2 billion and $1.3 billion, respectively.  The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  As a result of these analyses, when market values are below the Company’s costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.

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

Property, plant and equipment:  Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s accounts and any net gain or loss is included in the Company’s results of operations.

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $1.1 million, $3.4 million and $10.2 million in 2004, 2003 and 2002, respectively, in connection with various capital projects.

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

Supplemental Balance Sheet Information

Investment Securities	2004	2003

Available-for-sale securities:
U.S. government and agencies	$664.2	$391.1
Commercial paper	286.2	222.1
Certificates of deposit	118.9	33.6
Repurchase agreements	86.9	83.8
Other	22.4	41.2
	1,178.6	771.8
Less cash equivalents	(431.0)	(418.0)
Less noncurrent investments	(2.7)	(2.3)
Short-term investments	$744.9	$351.5

Gross unrealized gains and losses as of the end of the periods shown above were de minimis as were gross realized gains and losses in 2004, 2003 and 2002.  Debt securities of $1,056.9 million held by the Company as of September 2, 2004, have contractual maturities within one year.

Receivables	2004	2003

Trade receivables	$710.4	$552.5
Joint venture	23.8	53.1
Taxes other than income	14.8	21.8
Income taxes	9.6	11.3
Other	17.0	8.6
Allowance for doubtful accounts	(1.9)	(4.8)
	$773.7	$642.5

Inventories	2004	2003

Finished goods	$151.0	$124.6
Work in process	337.9	211.3
Raw materials and supplies	115.6	102.9
Allowance for obsolescence	(26.4)	(21.4)
	$578.1	$417.4

The Company recognized write-downs aggregating $307.0 million and $376.1 million in 2003 and 2002, respectively, to record work in process and finished goods inventories at their estimated market values.

Intangible Assets

	September 2, 2004		August 28, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$364.2	$(153.6)	$328.1	$(118.2)
Joint venture supply arrangement	105.0	(43.0)	105.0	(31.2)
Other	5.3	(1.7)	14.7	(8.8)
	$474.5	$(198.3)	$447.8	$(158.2)

During 2004, the Company capitalized $37.0 million for product and process technology with a weighted average useful life of ten years.  During 2003, the Company capitalized $32.8 million for product and process technology and $2.5 million for other intangible assets with weighted average useful lives of ten and three years, respectively.  As part of a restructure plan announced in the second quarter of 2003, the Company wrote off net carrying values of $16.1 million of product and process technology and $2.5 million of other intangible assets associated with discontinued products, including SRAM and TCAM products.  (See “Restructure and Other Charges” note.)

Amortization expense for intangible assets was $50.3 million, $51.1 million and $47.1 million in 2004, 2003 and 2002, respectively.  Annual amortization expense is estimated to be $49.3 million for 2005, $47.6 million for 2006, $45.8 million for 2007, $45.0 million for 2008 and $34.0 million for 2009.

Property, Plant and Equipment	2004	2003

Land	$108.9	$106.4
Buildings	2,311.0	2,305.9
Equipment	7,339.4	6,488.2
Construction in progress	250.0	240.8
Software	213.8	205.1
	10,223.1	9,346.4
Accumulated depreciation	(5,510.4)	(4,835.9)
	$4,712.7	$4,510.5

Depreciation expense was $1,166.3 million, $1,157.8 million and $1,127.5 million for 2004, 2003 and 2002, respectively.

The Company has manufacturing facilities in Virginia and Utah that are only partially utilized.  As of September 2, 2004, the Virginia and Utah facilities had net book values of $663.3 million and $743.4 million, respectively.  A portion of the Virginia facility is being used for 300mm wafer fabrication and a portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Virginia and Utah facilities other than $195.3 million of construction in progress in Utah as of September 2, 2004.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

As part of a restructure plan announced in the second quarter of 2003, the Company recorded impairment charges of $42.6 million in 2003 to writedown the carrying value of certain assets used in the Company’s 200mm production line in Virginia, which was shut down as part of the restructure plan.  (See “Restructure and Other Charges” note.)

Accounts Payable and Accrued Expenses	2004	2003

Accounts payable	$419.7	$340.8
Salaries, wages and benefits	171.4	116.9
Joint venture	56.8	102.5
Taxes other than income	20.7	23.8
Other	127.6	130.7
	$796.2	$714.7

Debt	2004	2003

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$632.1	$632.5
Subordinated notes payable, face amount of $210.0 million and stated interest rate of 6.5%, due September 2005, with an effective yield to maturity of 10.7%, net of unamortized discount of $8.5 million and $15.8 million	201.5	194.2
Notes payable in periodic installments through July 2015, weighted average interest rate of 3.0% and 2.3%	187.1	192.9
Capital lease obligations payable in monthly installments through May 2008, weighted average imputed interest rate of 6.6% and 6.0%	77.8	66.4
	1,098.5	1,086.0
Less current portion	(70.6)	(88.9)
	$1,027.9	$997.1

As of September 2, 2004, notes payable and capital lease obligations of $111.7 million and $1.4 million, respectively, denominated in Japanese yen, were at weighted average interest rates of 1.3% and 1.8%, respectively.

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

Certain notes payable are collateralized by property, plant and equipment with a carrying value of $150.5 million as of September 2, 2004.  Equipment under capital leases and accumulated amortization thereon were $108.1 million and $38.0 million, respectively, as of September 2, 2004, and $72.5 million and $19.2 million, respectively, as of August 28, 2003.

As of September 2, 2004, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

Fiscal year	Notes Payable	Capital Lease Obligations

2005	$51.2	$23.9
2006	261.2	30.7
2007	44.4	16.2
2008	24.5	16.4
2009	5.8	—
2010 and thereafter	642.5	—
Discount and interest	(8.5)	(9.4)
	$1,021.1	$77.8

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

Interest Rate Swap

The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Notes to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (average rate of 0.56% for 2004).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the consolidated balance sheets.  In 2004, the Company recognized a net gain of $0.2 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of September 2, 2004, the Company had pledged $25.8 million as collateral for the Swap, which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Commitments

As of September 2, 2004, the Company had commitments of approximately $360.0 million for the acquisition of property, plant and equipment.  The Company leases certain facilities, equipment and software under operating leases.  Total rental expense on all operating leases was $21.1 million, $24.6 million and $16.2 million for 2004, 2003 and 2002, respectively.  Minimum future rental commitments under operating leases aggregated $62.5 million as of September 2, 2004, and are payable as follows:  $16.3 million in 2005, $12.7 million in 2006; $3.7 million in 2007; $3.3 million in 2008; $2.7 million in 2009; and $23.8 million in 2010 and thereafter.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  The Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company also is engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc., a subsidiary of Motorola (“Freescale”), relating to certain of the Company’s patents and certain of Freescale’s patents.  A lawsuit between Motorola and Freescale and the Company is pending in the U.S. District Courts for the Western District of Texas (Austin).  The above lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of net sales.  The Company is unable to predict the outcome of these suits or of other assertions of infringement made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Subsequent to the commencement of the DOJ investigation, thirty-one purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Sherman Act, violations of state unfair competition law and consumer protection law, and unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Shareholders’ Equity

Stock Rights

On September 24, 2003, the Company received $450.0 million, which is included in additional capital in the accompanying consolidated balance sheet, from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer processing capacity.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.  The shares issuable pursuant to the stock rights are considered outstanding common shares in the computations of basic and diluted earnings per share.

Common Stock Warrants

 During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of September 2, 2004, there have been no exercises of warrants and all warrants issued remain outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of the following as of the end of the periods shown below:

	2004	2003

Foreign currency translation adjustment	$(0.1)	$(0.1)
Unrealized gain (loss) on investments	(0.3)	0.2
Accumulated other comprehensive income (loss)	$(0.4)	$0.1

Employee Stock Plans

Stock Option Plans

As of September 2, 2004, the Company had an aggregate of 148.4 million shares of its common stock reserved for issuance under its various stock option plans, of which 106.4 million shares are subject to outstanding options and 42.0 million shares are available for future grants.  Options are subject to terms and conditions as determined by the Company’s Board of Directors.  Stock options granted after June 16, 1999, are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options granted prior to June 16, 1999, are generally exercisable in increments of 20% during each year of employment beginning one year from the date of grant.  Stock options issued prior to January 19, 1998, expire six years from the date of grant and stock options granted through September 2, 2004, expire ten years from the date of grant.

Option activity under the Company’s stock option plans is summarized as follows:

	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at beginning of year	88.9	$24.17	80.4	$26.96	61.4	$28.39
Granted	21.9	12.98	23.5	13.23	24.5	22.20
Exercised	(0.7)	12.44	(1.8)	14.39	(3.3)	15.54
Cancelled or expired	(3.7)	26.02	(13.2)	23.02	(2.2)	30.97
Outstanding at end of year	106.4	21.88	88.9	24.17	80.4	26.96

Exercisable at end of year	55.2	$27.21	35.6	$28.32	28.6	$26.43

The following table summarizes information about options outstanding as of September 2, 2004:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.28 - $14.00	43.4	7.7	$12.59	13.6	$13.09
$14.02 - $22.83	29.5	7.3	19.37	12.9	20.00
$23.25 - $34.06	21.6	5.9	29.94	17.7	30.28
$34.09 - $40.06	7.5	5.4	36.81	7.1	36.78
$40.38 - $96.56	4.4	6.1	65.91	3.9	67.78
	106.4	7.0	21.88	55.2	27.21

Stock Purchase Plan

The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock through payroll deductions.  The shares can be purchased for 85% of the lower of the beginning or ending closing stock prices of each offering period and can be resold when purchased.  Purchases are limited to 20% of an employee’s eligible compensation.  As of September 2, 2004, 22.0 million shares of the Company’s common stock had been issued under the ESPP and 3.5 million shares were available for future issuance under the plan.

Non-Employee Director Stock Incentive Plan

As of September 2, 2004, 18,568 shares of the Company’s common stock had been issued under the 1998 Non-Employee Director Stock Incentive Plan (“DSIP Plan”) and 481,432 shares were reserved for future issuance under the plan.  Shares are issued under the DSIP plan as compensation to non-employee directors of the Company.

Stock-Based Compensation

Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company’s options included in pro forma amounts are presented below:

	Stock option plan shares			Employee stock purchase plan shares
	2004	2003	2002	2004	2003	2002

Average expected life in years	5.50	5.50	7.50	0.25	0.25	0.25
Expected volatility	72%	78%	78%	40%	78%	78%
Risk-free interest rate (zero coupon U.S. Treasury note)	3.5%	3.0%	4.7%	1.1%	1.2%	1.9%
Weighted average fair value per share at grant:
Exercise price equal to market price	$8.54	$9.94	$16.92	—	—	—
Exercise price less than market price	—	—	—	$3.47	$3.22	$6.51
Exercise price greater than market price	8.09	9.21	15.61	—	—	—
Weighted average exercise price per share:
Exercise price equal to market price	$12.97	$13.22	$22.25	—	—	—
Exercise price less than market price	—	—	—	$12.97	$7.92	$16.97
Exercise price greater than market price	13.70	13.65	20.78	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  Because the Company’s stock options granted to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not provide a reliable measure of the fair value of the Company’s stock options granted to employees.  For purposes of this valuation model, no dividends have been assumed.

Employee Savings Plan

The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay to various savings alternatives, none of which include direct investment in the Company’s common stock.  The Company’s contribution provides for an annual match of the first $1,500 of eligible employee contributions, in addition to contributions based on the Company’s financial performance.  Contribution expense for the Company’s RAM Plan was $13.7 million, $12.5 million and $12.8 million in 2004, 2003 and 2002, respectively.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a plan to restructure its operations.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia, the discontinuance of certain memory products, including SRAM and TCAM products, and an approximate 10% reduction of the Company’s worldwide workforce.  In connection with the plan, the Company recorded $109.2 million of restructure charges and additional restructure related charges of $7.1 million, which are included in cost of goods sold, in 2003.  The credit to restructure in 2004 primarily reflects gains on sales of equipment associated with operations shut down in the restructure.  The generally higher equipment sales prices were reflective of improved market conditions across the semiconductor industry.  The Company has substantially completed the restructure plan.  As of August 28, 2003, the Company’s accounts payable and accrued expenses included $3.1 million for remaining costs accrued in connection with the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The components of the restructure charge and additional restructure related charges in 2004 and 2003 were as follows:

	2004	2003

Restructure charge:
Write-down of equipment	$(21.6)	$50.7
Severance and other termination benefits	(0.4)	26.3
Write-down of intangible assets	—	18.6
Other	(0.5)	13.6
Total restructure charge	(22.5)	109.2

Other charges to write down raw materials and work in process inventories	—	7.1
Total restructure and other charges	$(22.5)	$116.3

Other Operating Expense, Net

Other operating expense for 2004 includes losses of $17.2 million from changes in currency exchange rates.  Other operating income for 2004 includes $7.2 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $3.9 million on write-downs and disposals of semiconductor equipment.  Other operating expense for 2003 includes net losses on write-downs and disposals of semiconductor equipment of $41.5 million and losses of $10.7 million from changes in currency exchange rates.  Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for 2002 includes net losses on write-downs and disposals of semiconductor equipment of $27.3 million.

Income Taxes

Income tax (provision) benefit consists of:

	2004	2003	2002

Current:
U.S. federal	$—	$—	$121.8
State	(0.3)	(0.8)	(2.3)
Foreign	(11.9)	(4.4)	(10.1)
	(12.2)	(5.2)	109.4

Deferred:
U.S. federal	—	—	79.2
State	—	—	(63.3)
Foreign	(62.6)	(67.8)	(33.8)
	(62.6)	(67.8)	(17.9)
Income tax (provision) benefit	$(74.8)	$(73.0)	$91.5

A reconciliation between income tax (provision) benefit computed using the U.S. federal statutory rate and the Company’s income tax (provision) benefit is as follows:

	2004	2003	2002

U.S. federal income tax at statutory rate	$(81.2)	$420.1	$349.5
State taxes, net of federal benefit	(8.7)	37.3	38.7
Foreign operations	(43.9)	(21.2)	3.2
Change in valuation allowance	(10.6)	(558.8)	(330.1)
Resolution of tax matters	37.4	18.9	—
Export sales benefit	15.9	2.2	4.6
Tax credits	7.4	16.1	13.0
Other	8.9	12.4	12.6
Income tax (provision) benefit	$(74.8)	$(73.0)	$91.5

State taxes reflect investment tax credits of $9.1 million, $16.8 million and $23.6 million for 2004, 2003 and 2002, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2004	2003

Deferred tax assets:
Net operating loss and credit carryforwards	$1,237.7	$1,263.9
Accrued compensation	33.9	31.2
Inventories	46.3	25.2
Accrued product and process technology	11.2	14.6
Other	122.7	116.0
Gross deferred tax assets	1,451.8	1,450.9
Less valuation allowance	(1,004.3)	(993.1)
Deferred tax assets	447.5	457.8

Deferred tax liabilities:
Excess tax over book depreciation	(331.2)	(305.1)
Product and process technology	(31.6)	(21.1)
Other	(66.8)	(61.6)
Deferred tax liabilities	(429.6)	(387.8)
Net deferred tax assets	$17.9	$70.0

The Company currently records a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of September 2, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.8 billion and unused U.S. tax credit carryforwards of $106.7 million which expire through 2024.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2024 and unused state tax credits of $123.9 million for tax and financial reporting purposes which expire through 2018.

The changes in valuation allowance of $11.2 million and $561.6 million in 2004 and 2003, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.  The change in the valuation allowance in 2004 and 2003 includes $2.3 million and $2.2 million, respectively, for stock plan deductions, which will be credited to additional capital if realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $614.1 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Earnings (Loss) Per Share

	2004	2003	2002

Net income (loss)	$157.2	$(1,273.2)	$(907.0)
Redeemable common stock accretion	(0.5)	(6.3)	(2.1)
Redeemable common stock fair value adjustment	(0.4)	—	—
Net income (loss) available to common shareholders	$156.3	$(1,279.5)	$(909.1)

Weighted average common shares outstanding – Basic	641.5	607.5	601.5
Net effect of dilutive stock options	4.2	—	—
Weighted average common shares outstanding – Diluted	645.7	607.5	601.5

Earnings (loss) per share:
Basic	$0.24	$(2.11)	$(1.51)
Diluted	0.24	(2.11)	(1.51)

On September 24, 2003, the Company issued stock rights to Intel which are exchangeable into approximately 33.9 million shares of the Company’s common stock.  The shares issuable pursuant to the stock rights are considered outstanding common shares in the computations of basic and diluted earnings per share.  (See “Shareholders’ Equity – Stock Rights” note.)

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2004	2003	2002

Employee stock plans	62.8	88.9	80.4
Convertible subordinated notes payable	53.7	53.7	—
Common stock warrants	29.1	29.1	29.1

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of September 2, 2004, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  The Company adopted Interpretation No. 46 in the third quarter of 2004.  Under the provisions of Interpretation No. 46, TECH is a variable interest entity for which consolidation in the Company’s financial statements is not required.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $453.8 million, $318.2 million and $182.3 million for 2004, 2003 and 2002, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $11.8 million, $9.6 million and $10.1 million for 2004, 2003 and 2002, respectively.  Receivables from TECH were $23.8 million and payables to TECH were $56.8 million as of September 2, 2004.  Receivables from TECH were $53.1 million and payables to TECH were $102.5 million as of August 28, 2003.  TECH supplied approximately 30% of the total megabits of memory produced by the Company in 2004.  As of September 2, 2004, the Company had intangible assets with a net book value of $62.0 million relating to the supply arrangement to purchase product from TECH.  During 2004 and 2002, the Company sold semiconductor equipment to TECH for $0.1 million and $1.0 million, respectively.

On August 30, 2004, TECH refinanced its existing credit facility.  In connection therewith, the $100.0 million previously pledged by the Company as cash collateral was no longer restricted as to withdrawal or use.  As of August 28, 2003, the unamortized portion of the fair value of the Company’s guarantee of TECH’s then existing credit facility was $6.0 million.

Geographic Information

Geographic net sales based on customer location were as follows:

	2004	2003	2002

United States	$1,789.2	$1,342.8	$1,221.7
Europe	863.7	612.4	460.9
Asia Pacific	632.9	390.5	397.9
China	559.8	346.4	146.5
Japan	354.8	260.1	264.1
Other	203.8	139.1	97.9
	$4,404.2	$3,091.3	$2,589.0

Net property, plant and equipment by geographic area was as follows:

	2004	2003

United States	$3,514.2	$3,430.1
Japan	460.1	308.4
Italy	457.7	452.3
Singapore	272.0	308.1
Other	8.7	11.6
	$4,712.7	$4,510.5

Quarterly Financial Information (Unaudited)

(Amounts in millions except per share amounts)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,107.2	$991.0	$1,116.8	$1,189.2
Gross margin	286.0	248.2	387.9	392.6
Operating income (loss)	21.7	(7.1)	109.7	125.4
Net income (loss)	1.1	(28.3)	90.9	93.5

Diluted earnings (loss) per share	$0.00	$(0.04)	$0.13	$0.14

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$685.1	$785.0	$732.7	$888.5
Gross margin	(37.3)	(223.9)	71.0	169.5
Operating loss	(296.6)	(600.6)	(183.7)	(105.6)
Net loss	(315.9)	(619.2)	(214.9)	(123.2)

Diluted loss per share	$(0.52)	$(1.02)	$(0.36)	$(0.20)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index on page 28 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 2, 2004 and August 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
October 11, 2004

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

During the period covered by this report, there were no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.              Directors and Executive Officers of the Registrant

Item 11.              Executive Compensation

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.              Certain Relationships and Related Transactions

Item 14.              Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 2, 2004, and is incorporated herein by reference.

PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

Consolidated financial statements and the financial statement schedule.  (See “Item 8. Financial Statements and Supplementary Data.”)

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.7	Bylaws of the Registrant, as amended (2)

4.9	Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008 (the “Warrants”) (3)

4.12	Indenture dated February 4, 2003, between the Registrant and Wells Fargo Bank for 2.5% Convertible Subordinated Notes Due February 1, 2010 (4)

4.13	Securities Purchase Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)

4.14	Stock Rights Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)

10.82	Form of Indemnification Agreement between the Registrant and its officers and directors (6)

10.91	Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (7)

10.110	1994 Stock Option Plan (8)

10.111	Executive Bonus Plan (9)

10.112	Form of Severance Agreement between the Company and its officers (10)

10.120	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (11)

10.126	Subordinated Promissory Note dated September 30, 1998, issued by the Registrant in the name of Texas Instruments Incorporated in the amount of $210,000,000 due September 30, 2005 (12)

10.128	Nonstatutory Stock Option Plan (13)

10.129	1997 Nonstatutory Stock Option Plan (14)

10.130	Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)

10.131	Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)

10.132	1998 Nonstatutory Stock Option Plan (14)

10.133	Rendition, Inc. 1994 Equity Incentive Plan (15)

10.134	Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan (15)

10.139	1989 Employee Stock Purchase Plan (16)

10.140	1998 Non-Employee Director Stock Incentive Plan (17)

10.141	Registration Rights Agreement dated February 4, 2003, among the Registrant, Goldman, Sachs & Co. and Lehman Brothers Inc. (4)

10.142	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (18)

10.144	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants (3)

10.145	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants (3)

Exhibit	Description

10.146	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants (3)

10.151	2001 Stock Option Plan (16)

10.152	2002 Employment Inducement Stock Option Plan (16)

10.153	Business Agreement, dated September 24, 2003, between the Registrant and Intel Corporation * (5)

10.154	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Registrant and Intel Capital (5)

21.1	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2003

(3)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2001

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2003

(5)	Incorporated by reference to Current Report on Form 8-K filed September 24, 2003

(6)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(7)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(8)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)

(9)	Incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Shareholders

(10)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003

(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

(12)	Incorporated by reference to Current Report on Form 8-K filed on October 14, 1998, as amended on October 16, 1998

(13)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)

(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002

(15)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)

(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 14th day of October 2004.

Micron Technology, Inc.

By:	/s/ W. G. STOVER, JR.
W. G. Stover, Jr.,
Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. APPLETON	Chairman of the Board,	October 14, 2004
(Steven R. Appleton)	Chief Executive Officer
and President (Principal
Executive Officer)

/s/ W. G. STOVER, JR.	Vice President of Finance,	October 14, 2004
(W. G. Stover, Jr.)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ JAMES W. BAGLEY	Director	October 14, 2004
(James W. Bagley)

/s/ RONALD C. FOSTER	Director	October 14, 2004
(Ronald C. Foster)

/s/ ROBERT A. LOTHROP	Director	October 14, 2004
(Robert A. Lothrop)

/s/ THOMAS T. NICHOLSON	Director	October 14, 2004
(Thomas T. Nicholson)

/s/ GORDON C. SMITH	Director	October 14, 2004
(Gordon C. Smith)

/s/ WILLIAM P. WEBER	Director	October 14, 2004
(William P. Weber)

Schedule II

MICRON TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Doubtful Accounts
Year ended September 2, 2004	$4.8	$0.9	$(3.8)	$1.9
Year ended August 28, 2003	6.2	(0.5)	(0.9)	4.8
Year ended August 29, 2002	3.8	2.9	(0.5)	6.2

Allowance for Obsolete Inventory
Year ended September 2, 2004	$21.4	$27.6	$(22.6)	$26.4
Year ended August 28, 2003	27.1	31.3	(37.0)	21.4
Year ended August 29, 2002	4.4	41.6	(18.9)	27.1

Deferred Tax Asset Valuation Allowance
Year ended September 2, 2004	$993.1	$10.6	$0.6	$1,004.3
Year ended August 28, 2003	431.5	558.8	2.8	993.1
Year ended August 29, 2002	87.4	330.1	14.0	431.5

The allowance for obsolete inventory excludes any charges for write-downs of work in process and finished goods inventories to their estimated market values.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”