Form 10-Q
period 2004-12-02
MICRON TECHNOLOGY INC
filed 2005-01-11
CIK 723125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock as of January 6, 2005, was 613,828,151.

Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended
	December 2, 2004	December 4, 2003

Net sales	$1,260.3	$1,107.2
Cost of goods sold	837.3	821.2
Gross margin	423.0	286.0

Selling, general and administrative	86.8	81.2
Research and development	148.4	186.4
Restructure	(1.5)	(21.1)
Other operating (income) expense	14.4	17.8
Operating income	174.9	21.7

Interest income	5.7	3.8
Interest expense	(10.2)	(9.3)
Other non-operating income (expense)	(1.3)	0.4
Income before taxes	169.1	16.6

Income tax provision	(14.2)	(15.5)
Net income	$154.9	$1.1

Earnings per share:
Basic	$0.24	$0.00
Diluted	0.23	0.00

Number of shares used in per share calculations:
Basic	646.0	633.8
Diluted	700.5	636.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets

(Amounts in millions except par value amounts)

(Unaudited)

As of	December 2, 2004	September 2, 2004

Assets
Cash and equivalents	$320.8	$486.1
Short-term investments	731.4	744.9
Receivables	860.8	773.7
Inventories	705.4	578.1
Prepaid expenses	45.2	37.4
Deferred income taxes	26.0	18.5
Total current assets	2,689.6	2,638.7
Intangible assets, net	271.5	276.2
Property, plant and equipment, net	4,806.3	4,712.7
Deferred income taxes	33.0	41.4
Restricted cash	27.7	27.6
Other assets	64.5	63.4
Total assets	$7,892.6	$7,760.0

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$788.4	$796.2
Deferred income	24.3	35.2
Equipment purchase contracts	55.8	70.1
Current portion of long-term debt	258.7	70.6
Total current liabilities	1,127.2	972.1
Long-term debt	825.2	1,027.9
Deferred income taxes	46.8	42.0
Other liabilities	114.0	103.2
Total liabilities	2,113.2	2,145.2

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 612.7 million and 611.5 million shares	61.3	61.2
Additional capital	4,673.7	4,663.9
Retained earnings	1,045.0	890.1
Accumulated other comprehensive loss	(0.6)	(0.4)
Total shareholders’ equity	5,779.4	5,614.8
Total liabilities and shareholders’ equity	$7,892.6	$7,760.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

(Amounts in millions)

(Unaudited)

Three months ended	December 2, 2004	December 4, 2003

Cash flows from operating activities
Net income	$154.9	$1.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313.7	312.5
Noncash restructure and other charges (benefits)	(1.7)	(23.2)
Loss (gain) from write-down or disposition of equipment	5.2	(3.1)
Loss from write-down or disposition of investments	0.6	0.4
Change in operating assets and liabilities:
Increase in receivables	(89.3)	(81.2)
(Increase) decrease in inventories	(127.2)	10.8
Increase in accounts payable and accrued expenses	26.6	14.7
Deferred income taxes	6.2	11.4
Other	2.4	11.8
Net cash provided by operating activities	291.4	255.2

Cash flows from investing activities
Purchases of available-for-sale securities	(459.3)	(474.9)
Expenditures for property, plant and equipment	(359.4)	(260.6)
Increase in restricted cash	(0.1)	(24.4)
Proceeds from maturities of available-for-sale securities	463.4	110.2
Proceeds from sales of available-for-sale securities	10.0	31.9
Proceeds from sales of property, plant and equipment	3.8	22.0
Other	(8.5)	(7.5)
Net cash used for investing activities	(350.1)	(603.3)

Cash flows from financing activities
Payments on equipment purchase contracts	(93.8)	(92.5)
Repayments of debt	(46.8)	(45.2)
Redemption of common stock	—	(67.5)
Proceeds from equipment sale-leaseback transactions	24.9	—
Proceeds from issuance of common stock	9.3	7.9
Proceeds from issuance of stock rights	—	450.0
Proceeds from issuance of debt	—	13.5
Other	(0.2)	(0.1)
Net cash (used for) provided by financing activities	(106.6)	266.1

Net decrease in cash and equivalents	(165.3)	(82.0)
Cash and equivalents at beginning of period	486.1	570.3
Cash and equivalents at end of period	$320.8	$488.3

Supplemental disclosures
Income taxes refunded (paid), net	$(2.2)	$1.1
Interest paid, net of amounts capitalized	(12.8)	(10.6)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	101.6	64.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Notes to Consolidated Financial Statements

(All tabular amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, Flash memory, CMOS image sensors and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2005, which ended on December 2, 2004, contained 13 weeks and its first quarter of fiscal 2004, which ended on December 4, 2003, contained 14 weeks.  The Company’s fiscal 2004 ended on September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.

Recently issued accounting standards:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  The Company is required to adopt SFAS No. 123(R) in 2006.  The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record substantial non-cash stock compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have a significant adverse effect on its results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in 2006 and its adoption is not expected to have a significant impact on the Company's results of operations or financial condition.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is semiconductor memory.

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

	Quarter ended
	December 2, 2004	December 4, 2003

Net income, as reported	$154.9	$1.1
Redeemable common stock accretion	—	(0.5)
Redeemable common stock fair value adjustment	—	(0.4)
Net income available to common shareholders	154.9	0.2
Stock-based employee compensation expense included in reported net income, net of tax	0.1	—
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(43.9)	(54.7)
Pro forma net income (loss) available to common shareholders	$111.1	$(54.5)

Earnings (loss) per share:
Basic, as reported	$0.24	$0.00
Basic, pro forma	0.17	(0.09)

Diluted, as reported	$0.23	$0.00
Diluted, pro forma	0.16	(0.09)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Supplemental Balance Sheet Information

Receivables	December 2, 2004	September 2, 2004

Trade receivables	$781.9	$710.4
Joint venture	25.3	23.8
Taxes other than income	16.5	14.8
Income taxes	9.1	9.6
Other	29.9	17.0
Allowance for doubtful accounts	(1.9)	(1.9)
	$860.8	$773.7

Inventories	December 2, 2004	September 2, 2004

Finished goods	$181.6	$151.0
Work in process	431.5	337.9
Raw materials and supplies	125.4	115.6
Allowance for obsolescence	(33.1)	(26.4)
	$705.4	$578.1

Intangible Assets	December 2, 2004		September 2, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$363.5	$(154.6)	$364.2	$(153.6)
Joint venture supply arrangement	105.0	(46.0)	105.0	(43.0)
Other	5.3	(1.7)	5.3	(1.7)
	$473.8	$(202.3)	$474.5	$(198.3)

During the first quarter of 2005 and 2004, the Company capitalized $7.8 million and $7.4 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Amortization expense for intangible assets was $12.5 million and $13.5 million for the first quarter of 2005 and 2004, respectively.  Annual amortization expense is estimated to be $50.0 million for 2005, $48.4 million for 2006, $46.5 million for 2007, $45.8 million for 2008 and $34.8 million for 2009.

Property, Plant and Equipment	December 2, 2004	September 2, 2004

Land	$108.9	$108.9
Buildings	2,327.0	2,311.0
Equipment	7,622.3	7,339.4
Construction in progress	257.1	250.0
Software	197.8	213.8
	10,513.1	10,223.1
Accumulated depreciation	(5,706.8)	(5,510.4)
	$4,806.3	$4,712.7

Depreciation expense was $299.6 million and $298.8 million for the first quarter of 2005 and 2004, respectively.

The Company has a manufacturing facility in Utah that is only partially utilized.  The Utah facility had a net book value of $727.9 million as of December 2, 2004.  A portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Utah facility other than $195.0 million included in construction in progress as of December 2, 2004.  Increased utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	December 2, 2004	September 2, 2004

Accounts payable	$408.4	$419.7
Salaries, wages and benefits	166.0	171.4
Joint venture	61.4	56.8
Taxes other than income	25.3	20.7
Other	127.3	127.6
	$788.4	$796.2

Debt	December 2, 2004	September 2, 2004

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$630.0	$632.1
Subordinated notes payable, face amount of $190.0 million and $210.0 million, respectively, net of unamortized discount of $6.0 million and $8.5 million, respectively, stated interest rate of 6.5%, effective yield to maturity of 10.7%, due September 2005	184.0	201.5
Notes payable in periodic installments through July 2015, weighted average interest rate of 3.0% and 3.0%, respectively	174.9	187.1
Capital lease obligations payable in monthly installments through October 2008, weighted average imputed interest rate of 6.6% and 6.6%, respectively	95.0	77.8
	1,083.9	1,098.5
Less current portion	(258.7)	(70.6)
	$825.2	$1,027.9

As of December 2, 2004, notes payable of $106.2 million, denominated in Japanese yen, were at weighted average interest rates of 1.3%.

In December 2004, the Company entered into additional capital lease obligations aggregating $133 million payable in periodic installments through January 2009.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (1.15% for the first quarter of 2005).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the accompanying consolidated balance sheets.  For the first quarter of 2005, the Company recognized a net loss of less than $0.1 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of December 2, 2004, the Company had pledged $26.0 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company also is engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”) relating to certain of the Company’s patents and certain of Freescale’s patents.   A lawsuit between Motorola and Freescale and the Company is pending in the U.S. District Court for the Western District of Texas (Austin).  The above lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of net sales.  The Company is unable to predict the outcome of assertions of infringement made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, fifty-four purported class action lawsuits were filed against the Company and other DRAM suppliers in various federal and state courts alleging violations of the Sherman Act, violations of state unfair competition law, and unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM products; and an approximate 10% reduction of the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credits to restructure in the first quarter of 2005 and 2004 primarily reflect sales of equipment associated with the Company's 200mm production line in Virginia.

Other Operating Income and Expense

Other operating expense for the first quarter of 2005 includes net losses of $19.6 million from changes in currency exchange rates primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.  Other operating income for the first quarter of 2005 includes $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for the first quarter of 2004 includes net losses of $24.5 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first quarter of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of December 2, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credits of $116.5 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2025 and unused state tax credits of $124.8 million for tax and financial reporting purposes, which expire through 2019.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 145.5 million for the first quarter of 2005 and 153.4 million for the first quarter of 2004.  Basic and diluted earnings per share computations for the first quarter of 2004 reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended
	December 2, 2004	December 4, 2003

Net income	$154.9	$1.1
Redeemable common stock accretion	—	(0.5)
Redeemable common stock fair value adjustment	—	(0.4)
Net income available to common shareholders	$154.9	$0.2

Weighted average common shares outstanding – Basic	646.0	633.8
Net effect of dilutive stock options	54.5	2.8
Weighted average common shares outstanding – Diluted	700.5	636.6

Earnings per share:
Basic	$0.24	$0.00
Diluted	0.23	0.00

Comprehensive Income

Comprehensive income for the first quarter of 2005 was $154.7 million and included $0.2 million net of tax of unrealized losses on investments.  Comprehensive income for the first quarter 2004 was $1.0 million and included $0.1 million net of tax of unrealized losses on investments.

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of December 2, 2004, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” TECH does not qualify for consolidation.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $144.5 million and $123.1 million for the first quarter of 2005 and 2004, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $3.0 million and $2.6 million for the first quarter of 2005 and 2004, respectively.  Receivables from TECH were $25.3 million and payables to TECH were $61.4 million as of December 2, 2004.  Receivables from TECH were $23.8 million and payables to TECH were $56.8 million as of September 2, 2004.  TECH supplied approximately 25% of the total megabits of memory produced by the Company in the first quarter of 2005.  As of December 2, 2004, the Company had intangible assets with a net book value of $59.0 million relating to the supply arrangement to purchase product from TECH.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocation of manufacturing capacity to products other than Core DRAM; in “Net Sales” regarding future megabit production growth, production increases and allocation of wafer starts to DDR2 products, CMOS image sensors, Specialty memory products and Flash memory products; in “Gross Margin” regarding manufacturing cost reductions in future periods; in “Selling, General and Administrative” regarding the level of selling, general and administrative expenses in the second quarter of 2005; in “Research and Development” regarding the level of research and development expenses in the second quarter of 2005; in “Income Taxes” regarding future provisions for income taxes; in “Liquidity and Capital Resources” regarding capital spending in 2005 and in “Recently Issued Accounting Standards” regarding the impact on the Company’s results of operations and financial condition from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor memory devices, principally DRAM and Flash, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, servers, mobile phones and other consumer products.  The Company’s customers are principally original equipment manufacturers located around the world.

The markets for the Company’s products behave in a manner similar to commodity markets as the products are generally standardized with selling prices that fluctuate based on industry-wide relationships of supply and demand.  The Company’s operating results and financial condition in these types of markets are dependent on reductions in costs of production, capital efficiency and return on research and development investments.  Historically, the semiconductor memory market has been subject to governmental subsidization, resulting in the periodic entry of new competitors and, at times, excess supply.

The Company utilizes its proprietary product and process technology to manufacture sophisticated semiconductor memory devices having progressively smaller die sizes.  By reducing the size of the circuits (“shrinking”) that make up each memory cell, the Company is able to produce more megabits of memory on each wafer and thus reduce the cost of its memory products.  In 2004, the Company introduced products featuring its 6F² Hypershrink™ array architecture technology that enables it to further shrink die sizes.  This 6F² technology reduces the size of memory cells approximately 20% from industry standard 8F² products without significant additional investment in equipment.  The Company continually introduces new generations of products that have lower costs per megabit and improved performance characteristics such as higher data transfer rates, reduced package size per megabit and lower power consumption.

 The Company has made substantial investments in its manufacturing facilities in the United States, Europe and Asia.  A significant portion of the Company’s semiconductor manufacturing equipment is replaced every three to five years with increasingly advanced equipment to implement leading edge technology and reduce costs per megabit.  Because the Company owns most of its manufacturing capacity, a significant portion of the Company’s operating costs are fixed.  In general, these fixed costs do not vary with changes in the Company’s utilization of its manufacturing capacity.  Accordingly, the Company’s margins fluctuate with utilization.  The Company must generate sufficient cash flow from operations or obtain external financing for reinvestment in manufacturing capability.  Historically, the Company has accessed external markets to fund a portion of its cash requirements.

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

In recent years, approximately 80% of the Company’s products were sold into computer and computer peripheral markets.  The computing market for a number of decades has had an extremely high growth rate.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.

The Company is strategically diversifying its business into semiconductor products other than Core DRAM.   Core DRAM consists of standardized, high-volume, products that are sold primarily for use as main system memory in computers.  The Company’s non-Core DRAM products include Specialty memory, Flash memory and CMOS image sensors.  These products leverage the Company’s competencies in semiconductor memory manufacturing and product and process technology.  Non-Core DRAM products are typically of lower density and are manufactured in lower volumes than Core DRAM and allow the Company to use prior generation processes and equipment.  Unlike Core DRAM, these products are typically used in electronic devices other than computers and in many cases the Company can differentiate them from competitor’s products based on performance characteristics.

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

Results of Operations

	First Quarter				Fourth Quarter
	2005	% of net sales	2004	% of net sales	2004	% of net sales

Net sales	$1,260.3	100.0%	$1,107.2	100.0%	$1,189.2	100.0%
Gross margin	423.0	33.6%	286.0	25.8%	392.6	33.0%
SG&A	86.8	6.9%	81.2	7.3%	74.7	6.3%
R&D	148.4	11.8%	186.4	16.8%	199.2	16.8%
Restructure	(1.5)	(0.1)%	(21.1)	(1.9)%	(0.6)	(0.1)%
Operating income	174.9	13.9%	21.7	2.0%	125.4	10.5%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2005 and fourth quarter of fiscal 2004 contained 13 weeks.  The Company’s first quarter of fiscal 2004 contained 14 weeks.

Net Sales

Net sales for the first quarter of 2005 increased by 6% as compared to the fourth quarter of 2004 primarily due to an increase in megabits sold.  The Company’s overall average selling prices per megabit for the first quarter of 2005 were essentially unchanged from the fourth quarter of 2004.  During the first quarter of 2005, the Company increased its sales of DDR2, Flash and Specialty memory products, including pseudo-static RAM (“PSRAM”) and mobile SDRAM.  DDR products constituted 60% of the Company’s megabits sold in the first quarter of 2005 and 71% of megabits sold in the fourth quarter of 2004.

The Company’s overall megabit production in the first quarter of 2005 increased 8% as compared to the fourth quarter of 2004 principally due to gains in manufacturing efficiencies as well as increased production from its 300mm wafer fabrication facility in Virginia.  Megabit production growth in the first quarter of 2005 was relatively higher for DDR2, Specialty memory and Flash memory products than for DDR products.  The Company’s DDR2 products produce fewer megabits per wafer than other Core DRAM products because they have a relatively larger die size and have not yet reached the mature manufacturing yields of other Core DRAM products.  Megabit production slightly outpaced sales volume in the first quarter of 2005 due primarily to increased volumes in inventory of DDR2 products in preparation for the unfolding market transition to this higher performance architecture, and to SDRAM products, which have been one of the Company’s strongest margin products but which experienced competitive pressures in the first quarter of 2005.

The Company expects that growth in megabit production over the next several quarters will continue to be affected by an increase in wafers allocated to DDR2 products, CMOS image sensors, Specialty memory products and Flash memory products.  Net sales of DDR2 products increased to 10% of total net sales in the first quarter of 2005 as compared to 2% of total net sales in the fourth quarter of 2004, and the Company expects DDR2 production to increase significantly over the next several quarters.

Net sales for the first quarter of 2005 increased by 14% as compared to the first quarter of 2004 primarily due to a 12% increase in average per megabit selling prices for the Company’s memory products and, to a lesser extent, an increase in sales of CMOS image sensors.  The increase in net sales for the first quarter of 2005 as compared to the first quarter of 2004 was partially offset by a 4% decrease in megabits sold due to shifts in the Company’s product mix and by one less week than the first quarter of 2004, which was a 14-week quarter.  Megabits produced in the first quarter of 2005 increased 8% as compared to the first quarter of 2004.  DDR products constituted 75% of the Company’s megabits sold in the first quarter of 2004.

Gross Margin

The Company’s gross margin percentage for the first quarter of 2005 was approximately the same as for the fourth quarter of 2004.  During the first quarter of 2005, the Company realized improved margins for its DDR, DDR2, Specialty memory, and Flash memory products.  However, the gross margin percentage for DDR2 products is lower than the Company’s average as DDR2 products have not yet reached mature manufacturing yields.  The Company’s overall average selling prices per megabit for the first quarter of 2005 were essentially unchanged from the fourth quarter of 2004.

The Company’s overall cost of goods sold per megabit in the first quarter of 2005 was essentially unchanged compared to the fourth quarter of 2004 as significant reductions in costs of goods sold for most products resulting from manufacturing improvements were offset by the effect of the shift in product mix.  The Company reduced product costs through manufacturing efficiencies achieved by improving product yields and increased manufacture of products utilizing the Company’s 110nm process technology and 6F² technology.  The Company’s 6F² technology enables it to produce approximately 20% more potential die per wafer than standard products, which use 8F² technology.  Manufacturing costs per megabit for DDR2 products were higher than the Company’s Core DRAM products in the first quarter of 2005 because they have a relatively larger die size, have not yet fully utilized the Company’s 6F² and other advanced process technology, and have not yet reached the mature manufacturing yields of other Core DRAM products.  Manufacturing costs per megabit were also higher for Specialty memory and certain Flash memory products, which do not require leading edge process technology and have relatively lower density and greater complexity than Core DRAM products.  Per megabit costs in the first quarter of 2005 were also affected by higher costs associated with products from the Company’s 300mm wafer fabrication facility, which has not yet been ramped to a scale necessary to match production costs at the Company’s other facilities.  During the first quarter of 2005, the Company qualified its 256 Meg DDR on 300mm for sale to customers and began including costs associated with the manufacture of these devices in inventory and costs of goods sold rather than research and development expense.  The Company expects that per megabit cost reductions over the next several quarters will continue to be affected by higher costs associated with the shifts in product mix to DDR2 and non-Core DRAM products and the continued ramp of its 300mm wafer fabrication facility until the 300mm operations reach sufficient volumes to be more efficient than the Company’s mature 200mm operations.

The Company’s gross margin percentage for the first quarter of 2005 improved to 34% from 26% for the first quarter of 2004, primarily due to the 12% increase in average selling prices for the Company’s semiconductor products.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 25% of the total megabits of memory produced by the Company in the first quarter of 2005 and fourth quarter of 2004 and 30% of the total megabits produced in the first quarter of 2004.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In the first quarter of 2005, the Company realized lower gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.  In the fourth quarter of 2004, the gross margin percentages realized by the Company on sales of TECH products were approximately the same as gross margins realized on products manufactured by the Company’s wholly-owned facilities.  In the first quarter of 2004, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2005 were 16% higher than for the fourth quarter of 2004 primarily due to higher costs associated with legal matters and technical and professional fees.  SG&A expenses for the first quarter of 2005 were 7% higher than for the first quarter of 2004 primarily due to higher levels of performance-based compensation expense and other personnel costs.  SG&A expenses for the second quarter of 2005 are expected to approximate $90 million to $95 million.

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture its products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.

R&D expenses for the first quarter of 2005 decreased 26% from the fourth quarter of 2004 and 20% from the first quarter of 2004 principally because the Company qualified its 256 Meg DDR at its 300mm wafer fabrication plant in Virginia for sale to customers and began including costs associated with the manufacture of these devices in inventory and costs of goods sold rather than research and development expense.  R&D expenses for the second quarter of 2005 are expected to approximate $160 million to $170 million.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, CMOS image sensors, NAND Flash memory, Specialty memory products including PSRAM and reduced latency DRAM (“RLDRAM”) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 and DDR3 products as well as NAND Flash memory, CMOS image sensors and Specialty memory products.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM; and an approximate 10% reduction in the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credits to restructure in 2005 and 2004 primarily reflect sales of equipment associated with the Company’s 200mm production line in Virginia.

Other Operating Income and Expense

Other operating expense for the first quarter of 2005 includes net losses of $19.6 million from changes in currency exchange rates primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.  Other operating income for the first quarter of 2005 includes $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating income for the fourth quarter of 2004 includes $7.2 million from the Commonwealth of Virginia for meeting investment commitments at the Company’s Virginia wafer fabrication facility.  Other operating expense for the first quarter of 2004 includes net losses of $24.5 million from changes in currency exchange rates.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 2, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first quarter of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of December 2, 2004, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credits of $116.5 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2025 and unused state tax credits of $124.8 million for tax and financial reporting purposes, which expire through 2019.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of December 2, 2004, the Company had cash and marketable investments totaling $1,052.2 million compared to $1,231.0 million as of September 2, 2004.

Operating Activities:  For the first quarter of 2005, net cash provided by operating activities was $291.4 million, which principally reflects the Company’s $154.9 million of net income adjusted by $313.7 million for non-cash depreciation and amortization expense, partially offset by an $89.3 million increase in accounts receivable associated with the Company’s higher level of sales and a $30.6 million increase in finished goods inventories.

Investing Activities:  For the first quarter of 2005, net cash used by investing activities was $350.1 million, which included expenditures for property, plant and equipment of $359.4 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company expects 2005 capital spending to approximate $1.5 billion.  As of December 2, 2004, the Company had commitments extending into 2006 of approximately $290 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first quarter of 2005, net cash used by financing activities was $106.6 million.  Payments on equipment purchase contracts and debt were $140.6 million for the first quarter of 2005, and included a $20.0 million prepayment of the Company’s $210 million subordinated notes due September 2005.  In the first quarter of 2005, the Company received $24.9 million in proceeds from a sales-leaseback transaction.  In December 2004, the Company entered into additional capital lease obligations aggregating $133 million payable in periodic installments through January 2009.

In the first quarter of 2004, the Company received $450.0 million from Intel in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer fabrication capacity.  In the event the Company fails to achieve certain 2005 milestones and the Company’s common stock price is then below Intel’s per share purchase price of $13.29, the Company could be obligated to pay Intel amounts not to exceed $135 million, a substantial portion of which is payable, at the Company’s election, in the Company’s common stock.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

As of December 2, 2004, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

Fiscal year	Notes payable	Capital lease obligations	Operating leases

Remainder of 2005	$33.1	$20.2	$6.9
2006	242.8	35.3	14.0
2007	46.0	21.6	4.0
2008	26.0	21.3	3.4
2009	6.1	8.4	2.9
2010 and thereafter	643.4	—	25.4

Off-Balance Sheet Arrangements

As of December 2, 2004, the Company had the following off-balance sheet arrangements:  convertible debt, call spread options, stock warrants and its variable interest in the TECH joint venture.

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

During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of December 2, 2004, there have been no exercises of warrants and all warrants issued remain outstanding.

See “Item 1. Notes to Consolidated Financial Statements – Joint Venture” for a description of the Company’s arrangement with its TECH joint venture.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment – an Amendment of FASB Statements No. 123 and 95.”  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires  public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  The Company is required to adopt SFAS No. 123(R) in 2006.  The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record substantial non-cash stock compensation expenses.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows but is expected to have a significant adverse effect on its results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

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

Income taxes:  The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  Estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets.  Realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income.

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

In recent years, we have experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide DRAM production or lack of demand for DRAM could lead to further declines in average selling prices for DRAM.

The transition to smaller line-width process technologies and 300mm wafers in the industry could, depending upon the rate of transition, lead to a significant increase in the worldwide supply of DRAM.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of DRAM, if not accompanied with increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

As the computer industry matures and the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 70% of our sales of semiconductor products for the first quarter of 2005 were to the computing market.  DRAMs are the primary semiconductor memory components in computers.  Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  The reduction in the growth rate of computers sold or growth rate of the average amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Historically, our gross margin has benefited from decreases in per megabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per megabit manufacturing costs or reduce costs at historical rates due to the ever increasing complexity of manufacturing processes, to changes in process technologies or products which inherently may require relatively larger die sizes, or to strategic product diversification decisions affecting product mix.

If we are unable to timely and efficiently convert our manufacturing operations to 300mm wafer fabrication, our business, results of operations or financial condition could be materially adversely affected.

Until such time that production at the our 300mm wafer fabrication facility in Virginia reaches mature product yields and significant volume with regards to capacity utilization, it will adversely affect our results of operations.  We are assessing which of our other facilities will be converted to 300mm wafer fabrication and when those facilities will be converted.  We may also experience disruptions in manufacturing operations, reduced wafer output and reduced yields during our conversion of other facilities to 300mm wafers and our business, results of operations or financial condition could be materially adversely affected.

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

Historically, various governments have provided economic assistance to international competitors, which has enabled, or artificially supported, competitors’ production of semiconductor memory.  This factor may continue to increase the supply of semiconductor products in future periods.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations there are transactions and balances denominated in other currencies, primarily the Japanese yen and euro.  In the event that the U.S. dollar weakens significantly compared to the Japanese yen or euro, our results of operations or financial condition will be adversely affected.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 2, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

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

TECH supplied approximately 25% of our total megabits of memory produced in the first quarter of 2005.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In some periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of December 2, 2004, we had intangible assets with a net book value of $59.0 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  We also are engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”) relating to certain of our patents and certain of Freescale’s patents.  On January 8, 2004, Motorola filed suit against us in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  Freescale, a former subsidiary of Motorola, was later added as a party with Motorola.  We counterclaimed against Motorola and Freescale alleging infringement of twenty-four Company patents.  The above lawsuits pertain to certain of our SDRAM and DDR DRAM products, which account for a significant portion of our net sales.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  We are unable to predict the outcome of assertions of infringement made against the Company.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

We have a number of patent and intellectual property license agreements.  Some of these license agreements require us to make one time or periodic payments.  We may need to obtain additional patent licenses or renew existing license agreements in the future.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Allegations of antitrust violations.

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  We are cooperating fully and actively with the DOJ in its investigation of the DRAM industry.  Our cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, we will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against us and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003 and November 8, 2004, the plaintiffs filed consolidated amended class action complaints.  The most recent consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from July 1, 1999 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Thirty additional cases were filed in the following state courts between May and November 2004:  Hot Spring County, Arkansas; Maricopa County, Arizona (2); Collier County, Florida (subsequently dismissed without prejudice); Broward County, Florida; Lee County, Florida; Miami Dade County, Florida; Johnson County, Kansas; Essex County, Massachusetts (subsequently dismissed with prejudice); Middlesex County, Massachusetts; Wayne County, Michigan; Hennepin County, Minnesota; Mecklenburg County, North Carolina; Guilford County, North Carolina; Cass County, North Dakota; Lancaster County, Nebraska; Hudson County, New Jersey; New York County, New York; Albany County, New York; Westchester County, New York; Cuyahoga County, Ohio; Pennington County, South Dakota; Minnehaha County, South Dakota; Davidson County, Tennessee (3); Chittenden County, Vermont (2); Monroe County, Wisconsin; and Brooke County, West Virginia.  The complaints purport to be on behalf of a class of individuals and entities who indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing of the complaint.  The complaints allege violations of the various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  We are unable to predict the outcome of these suits.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 64% of our consolidated net sales for the first quarter of 2005.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

•                  currency exchange rate fluctuations,

•                  export and import duties, changes to import and export regulations, and restrictions on the transfer of funds,

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process can reduce yields or disrupt production and may increase our per megabit manufacturing costs.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Disruptions in our supply of raw materials could materially adversely affect our business, results of operations or financial condition.

Our operations require raw materials that meet exacting standards.  We generally have multiple sources of supply for our raw materials.  However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound.  Shortages may occur from time to time in the future.  In addition, disruptions in transportation lines could delay our receipt of raw materials.  Lead times for the supply of raw materials have been extended in the past.  If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

If we fail to achieve certain milestones, we could be obligated to pay Intel Corporation amounts up to $135 million.

In conjunction with the issuance of stock rights to Intel in September 2003, we agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer fabrication capacity.  If we fail to achieve certain 2005 milestones and our common stock price is then below Intel’s purchase price of $13.29, we could be obligated to pay Intel amounts up to $135 million, a substantial portion of which is payable, at our election, in our common stock.

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition.

Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:

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

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices.  In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects.  Compliance with these new rules has increased our costs, and we expect these increased costs to continue indefinitely.  We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage.  Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

We face risks related to implementation of new Sarbanes-Oxley Section 404 controls audit.

Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management conduct an evaluation of the effectiveness of our internal controls over financial reporting and include a report on their assessment in our Annual Report on Form 10-K.  In addition, our independent registered public accounting firm is required to express an opinion as to the fairness of management’s assessment and separately on the effectiveness of our internal controls over financial reporting as of the end of our fiscal year being reported on.  2005 will be the first year that we undergo an audit of our assessment of the effectiveness of our internal controls over financial reporting, and it is possible that either significant deficiencies or material weaknesses could be found in connection with these evaluation and audit processes.  If we are unable to remediate such deficiencies and weaknesses, management may be unable to conclude our controls are operating effectively and our independent registered public accounting firm may issue an adverse opinion on our management’s assessment or on the effectiveness of our internal controls over financial reporting.  If this were to occur, investor confidence regarding our internal controls could be harmed and our stock price could decline.

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

Substantially all of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.2 billion as of December 2, 2004 and $1.2 billion as of September 2, 2004.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.

Foreign Currency Exchange Rate Risk

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $124.8 million as of December 2, 2004, and U.S. $118.9 million as of September 2, 2004 (including deferred income tax assets denominated in Japanese yen valued at U.S. $48.3 million as of December 2, 2004, and U.S. $52.4 million as of September 2, 2004).  The Company also held aggregate foreign currency liabilities valued at U.S. $396.8 million as of December 2, 2004, and U.S. $403.6 million as of September 2, 2004 (including debt denominated in Japanese yen valued at U.S. $106.6 million as of December 2, 2004, and U.S. $113.1 million as of September 2, 2004).  Foreign currency receivables and payables as of December 2, 2004, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 2, 2004, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

On January 8, 2004, Motorola, Inc. (“Motorola”) filed suit against the Company in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  Freescale Semiconductor, Inc.(“Freescale”), a spin-off of Motorola, was later added as a party with Motorola.  The Company counterclaimed against Motorola and Freescale alleging infringement of twenty-four Company patents.  These lawsuits pertain to certain of the Company’s SDRAM and DDR DRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Our cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, we will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.

Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Thirty additional cases were filed in the following state courts between May and November 2004:  Hot Spring County, Arkansas; Maricopa County, Arizona (2); Collier County, Florida (subsequently dismissed without prejudice); Broward County, Florida; Lee County, Florida; Miami Dade County, Florida; Johnson County, Kansas; Essex County, Massachusetts (subsequently dismissed with prejudice); Middlesex County, Massachusetts; Wayne County, Michigan; Hennepin County, Minnesota; Mecklenburg County, North Carolina; Guilford County, North Carolina; Cass County, North Dakota; Lancaster County, Nebraska; Hudson County, New Jersey; New York County, New York; Albany County, New York; Westchester County, New York; Cuyahoga County, Ohio; Pennington County, South Dakota; Minnehaha County, South Dakota; Davidson County, Tennessee (3); Chittenden County, Vermont (2); Monroe County, Wisconsin; and Brooke County, West Virginia.  The complaints purport to be on behalf of a class of individuals and entities who indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing of the complaint.  The complaints allege violations of the various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company is unable to predict the outcome of these suits.  The final resolution of these alleged violations of federal or state antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors.”

Item 4.  Submission of Matters to a Vote of Shareholders

The registrant’s 2004 Annual Meeting of Shareholders was held on November 18, 2004.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)  The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld

Steven R. Appleton	547,022,519	7,609,233
James W. Bagley	546,913,928	7,717,824
Ronald C. Foster	548,347,192	6,284,560
Robert A. Lothrop	470,335,638	84,296,114
Thomas T. Nicholson	469,857,631	84,774,121
Gordon C. Smith	540,113,169	14,518,583
William P. Weber	471,505,202	83,126,550

(b)           The proposal by the Company to approve an amendment to the Company’s 1989 Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 4,000,000 as described in the proxy statement was approved with 429,434,818 votes in favor, 16,029,227 votes against, 3,687,670 abstentions and 105,480,037 broker non-votes.

(c)           The proposal by the Company to approve the 2004 Equity Incentive Plan with 14,000,000 shares of Common Stock reserved for issuance thereunder was approved with 253,259,339 votes in favor, 192,072,587 votes against, 3,819,789 abstentions and 105,480,037 broker non-votes.

(d)           The proposal by the Company to approve the Executive Officer Performance Incentive Plan was approved with 540,079,335 votes in favor, 10,442,131 votes against, 4,110,286 abstentions.

(e)           The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 1, 2005, was approved with 546,524,613 votes in favor, 4,888,541 votes against and 3,218,598 abstentions.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.60	2004 Equity Incentive Plan
10.61	Executive Officer Performance Incentive Plan
10.139	1989 Employee Stock Purchase Plan *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

* Incorporated by reference to Registration Statement on Form S-8 (Reg. 333-120620)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: January 11, 2005	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)