Form 10-Q
period 2005-03-03
MICRON TECHNOLOGY INC
filed 2005-04-12
CIK 723125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2005

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

Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock as of April 7, 2005, was 614,869,802.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Six months ended
	March 3, 2005	March 4, 2004	March 3, 2005	March 4, 2004

Net sales	$1,307.9	$991.0	$2,568.2	$2,098.2
Cost of goods sold	953.9	742.8	1,791.2	1,564.0
Gross margin	354.0	248.2	777.0	534.2

Selling, general and administrative	84.9	81.8	171.7	163.0
Research and development	151.4	187.9	299.8	374.3
Restructure	0.1	(0.1)	(1.4)	(21.2)
Other operating (income) expense	(8.8)	(14.3)	5.6	3.5
Operating income (loss)	126.4	(7.1)	301.3	14.6

Interest income	7.3	3.5	13.0	7.3
Interest expense	(12.3)	(8.4)	(22.5)	(17.7)
Other non-operating income (expense)	0.1	1.2	(1.2)	1.6
Income (loss) before taxes	121.5	(10.8)	290.6	5.8

Income tax provision	(3.6)	(17.5)	(17.8)	(33.0)
Net income (loss)	$117.9	$(28.3)	$272.8	$(27.2)

Earnings (loss) per share:
Basic	$0.18	$(0.04)	$0.42	$(0.04)
Diluted	0.17	(0.04)	0.40	(0.04)

Number of shares used in per share calculations:
Basic	647.1	643.2	646.6	638.4
Diluted	701.3	643.2	700.8	638.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

(Unaudited)

As of	March 3, 2005	September 2, 2004

Assets
Cash and equivalents	$359.5	$486.1
Short-term investments	774.1	744.9
Receivables	938.2	773.7
Inventories	752.7	578.1
Prepaid expenses	45.4	37.4
Deferred income taxes	18.7	18.5
Total current assets	2,888.6	2,638.7
Intangible assets, net	267.2	276.2
Property, plant and equipment, net	4,791.7	4,712.7
Deferred income taxes	37.8	41.4
Restricted cash	27.2	27.6
Other assets	66.4	63.4
Total assets	$8,078.9	$7,760.0

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$734.0	$796.2
Deferred income	27.3	35.2
Equipment purchase contracts	48.3	70.1
Current portion of long-term debt	283.5	70.6
Total current liabilities	1,093.1	972.1
Long-term debt	909.2	1,027.9
Deferred income taxes	40.3	42.0
Other liabilities	127.1	103.2
Total liabilities	2,169.7	2,145.2

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 613.8 million and 611.5 million shares	61.4	61.2
Additional capital	4,685.4	4,663.9
Retained earnings	1,162.9	890.1
Accumulated other comprehensive loss	(0.5)	(0.4)
Total shareholders’ equity	5,909.2	5,614.8
Total liabilities and shareholders’ equity	$8,078.9	$7,760.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Six months ended	March 3, 2005	March 4, 2004

Cash flows from operating activities
Net income (loss)	$272.8	$(27.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630.9	608.1
Noncash restructure and other charges (benefits)	(1.6)	(30.9)
Loss (gain) from write-down or disposition of equipment	1.4	(8.0)
Loss from write-down or disposition of investments	0.7	0.5
Changes in operating assets and liabilities:
Increase in receivables	(164.3)	(68.1)
Increase in inventories	(174.5)	(27.3)
Increase (decrease) in accounts payable and accrued expenses	26.8	(4.8)
Deferred income taxes	1.6	25.7
Other	6.0	18.3
Net cash provided by operating activities	599.8	486.3

Cash flows from investing activities
Purchases of available-for-sale securities	(954.2)	(1,059.5)
Expenditures for property, plant and equipment	(670.6)	(468.5)
Proceeds from maturities of available-for-sale securities	918.2	595.6
Proceeds from sales of property, plant and equipment	13.1	69.9
Proceeds from sales of available-for-sale securities	10.0	112.0
Other	(16.7)	(10.9)
Net cash used for investing activities	(700.2)	(761.4)

Cash flows from financing activities
Proceeds from equipment sale-leaseback transactions	161.3	10.6
Proceeds from issuance of common stock	20.5	12.4
Proceeds from issuance of stock rights	—	450.0
Proceeds from issuance of debt	—	63.5
Payments on equipment purchase contracts	(143.4)	(200.8)
Repayments of debt	(63.6)	(54.2)
Redemption of common stock	—	(67.5)
Other	(1.0)	—
Net cash (used for) provided by financing activities	(26.2)	214.0

Net decrease in cash and equivalents	(126.6)	(61.1)
Cash and equivalents at beginning of period	486.1	570.3
Cash and equivalents at end of period	$359.5	$509.2

Supplemental disclosures
Income taxes (paid) refunded, net	$(17.4)	$2.8
Interest paid, net of amounts capitalized	(25.9)	(13.4)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	276.9	118.5

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second and first quarters of fiscal 2005 and second quarter of fiscal 2004 contained 13 weeks.  The Company’s first six months of fiscal 2005 contained 26 weeks and the Company’s first six months of fiscal 2004 contained 27 weeks.  The Company’s second quarter of fiscal 2005 and 2004 ended on March 3, 2005, and March 4, 2004, respectively.  The Company’s fiscal 2004 ended on September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.

Recently Issued Accounting Standards:  In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 by the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires  public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in September 2005.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows.  Upon adoption, the Company will record non-cash stock compensation expenses which will have an adverse effect on its results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

Segment information:  The Company has determined, based on the nature of its operations and products offered to customers, that its only reportable segment is Semiconductor Operations.  The Semiconductor Operations segment’s primary product is semiconductor memory.

Stock-based compensation:  Employee stock plans are accounted for using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in SFAS No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents pro forma income (loss) and per share data as if a fair value based method had been used to account for stock-based compensation:

	Quarter ended		Six months ended
	March 3, 2005	March 4, 2004	March 3, 2005	March 4, 2004

Net income (loss), as reported	$117.9	$(28.3)	$272.8	$(27.2)
Redeemable common stock accretion	—	—	—	(0.5)
Redeemable common stock fair value adjustment	—	—	—	(0.4)
Net income (loss) available to common shareholders	117.9	(28.3)	272.8	(28.1)
Stock-based employee compensation expense included in reported net income, net of tax	0.6	0.3	0.7	0.3
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(38.3)	(58.6)	(82.2)	(113.3)

Pro forma net income (loss) available to common shareholders	$80.2	$(86.6)	$191.3	$(141.1)

Earnings (loss) per share:
Basic, as reported	$0.18	$(0.04)	$0.42	$(0.04)
Basic, pro forma	0.12	(0.13)	0.30	(0.22)

Diluted, as reported	$0.17	$(0.04)	$0.40	$(0.04)
Diluted, pro forma	0.12	(0.13)	0.28	(0.22)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

On April 4, 2005, the Governance and Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of approximately 44.6 million unvested stock options outstanding under the Company’s stock plans with exercise prices per share of $12.00 or higher.  The options have a range of exercise prices of $12.00 to $44.90 and a weighted average exercise price of $14.08.  The closing price of the Company’s common stock on April 1, 2005, the last trading day before approval of acceleration, was $10.26.  The acceleration was effective as of April 4, 2005.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R).  The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years is approximately $100 million.

Supplemental Balance Sheet Information

Receivables	March 3, 2005	September 2, 2004

Trade receivables	$872.5	$710.4
Joint venture	26.7	23.8
Taxes other than income	16.0	14.8
Income taxes	9.1	9.6
Other	16.0	17.0
Allowance for doubtful accounts	(2.1)	(1.9)
	$938.2	$773.7

Inventories	March 3, 2005	September 2, 2004

Finished goods	$234.5	$151.0
Work in process	417.3	337.9
Raw materials and supplies	128.1	115.6
Allowance for obsolescence	(27.2)	(26.4)
	$752.7	$578.1

	March 3, 2005		September 2, 2004
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$371.7	$(164.0)	$364.2	$(153.6)
Joint venture supply arrangement	105.0	(48.9)	105.0	(43.0)
Other	5.3	(1.9)	5.3	(1.7)
	$482.0	$(214.8)	$474.5	$(198.3)

During the first six months of 2005 and 2004, the Company capitalized $16.0 million and $13.9 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Amortization expense for intangible assets was $12.6 million and $25.1 million for the second quarter and first six months of 2005, respectively, and $12.3 million and $25.8 million for the second quarter and first six months of 2004, respectively.  Annual amortization expense is estimated to be $50.4 million for 2005, $49.2 million for 2006, $47.4 million for 2007, $46.6 million for 2008 and $35.6 million for 2009.

Property, Plant and Equipment	March 3, 2005	September 2, 2004

Land	$108.9	$108.9
Buildings	2,344.2	2,311.0
Equipment	7,788.8	7,339.4
Construction in progress	272.9	250.0
Software	204.1	213.8
	10,718.9	10,223.1
Accumulated depreciation	(5,927.2)	(5,510.4)
	$4,791.7	$4,712.7

Depreciation expense was $303.2 million and $602.8 million for the second quarter and first six months of 2005, respectively, and $282.9 million and $581.7 million for the second quarter and first six months of 2004, respectively.

The Company has a manufacturing facility in Utah that is only partially utilized.  The Utah facility had a net book value of $712.6 million as of March 3, 2005.  A portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Utah facility other than $193.2 million included in construction in progress as of March 3, 2005.  Increased utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	March 3, 2005	September 2, 2004

Accounts payable	$341.5	$419.7
Salaries, wages and benefits	177.3	171.4
Joint venture	82.1	56.8
Taxes other than income	21.3	20.7
Other	111.8	127.6
	$734.0	$796.2

Debt	March 3, 2005	September 2, 2004

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$623.1	$632.1
Subordinated notes payable, face amount of $190.0 million and $210.0 million, respectively, net of unamortized discount of $4.2 million and $8.5 million, respectively, stated interest rate of 6.5%, effective yield to maturity of 10.7%, due September 2005	185.8	\ 201.5
Notes payable in periodic installments through July 2015, weighted average interest rate of 3.0% and 3.0%, respectively	166.1	187.1
Capital lease obligations payable in monthly installments through January 2009, weighted average imputed interest rate of 6.4% and 6.6%, respectively	217.7	77.8
	1,192.7	1,098.5
Less current portion	(283.5)	(70.6)
	$909.2	$1,027.9

As of March 3, 2005, notes payable of $104.0 million, denominated in Japanese yen, were at a weighted average interest rate of 1.3%.

Subsequent to the end of its second quarter of 2005, the Company entered into a syndicated term loan for 13.5 billion Japanese yen ($127.0 million).  The loan bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing) and is payable in semi-annual installments through 2010.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (1.76% for the second quarter of 2005).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the accompanying consolidated balance sheets.  For the first six months of 2005, the Company recognized a net loss of $0.2 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of March 3, 2005, the Company had pledged $26.1 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company also is engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”) relating to certain of the Company’s patents and certain of Freescale’s patents.  A lawsuit between Motorola and Freescale and the Company is pending in the U.S. District Court for the Western District of Texas (Austin).  The Company also is engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents.  A lawsuit between Tessera and the Company is pending in the U.S. District Court for the Eastern District of Texas (Marshall).  The above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of net sales.  The Company is unable to predict the outcome of assertions of infringement made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States alleging violations of the Sherman Act, violations of state unfair competition law, and unjust enrichment relating to the sale and pricing of DRAM products.  Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Stock Rights

On September 24, 2003, the Company received $450.0 million, which is included in additional capital in the accompanying consolidated balance sheet, from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300 mm wafer processing capacity, or be subject to monetary penalties.  The Company has achieved the DDR2 production and 300mm wafer processing milestones and, consequently, does not expect to make any payments to Intel under this agreement.  The shares issuable pursuant to the stock rights are included in weighted average common shares outstanding in the computations of earnings per share.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM products; and an approximate 10% reduction of the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credit to restructure in the first six months of 2004 primarily reflects sales of equipment associated with the Company’s 200mm production line in Virginia.

Other Operating Income and Expense

Other operating expense for the first six months of 2005 includes net losses of $14.9 million from changes in currency exchange rates primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.  Other operating income for the first quarter of 2005 includes $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for the first six months of 2004 includes a $7.6 million benefit from changes in currency exchange rates in the second quarter which offset a portion of $24.5 million loss recorded in the first quarter of 2004 as the result of a generally weaker U.S. dollar relative to the Japanese yen and the euro.  Other operating expense for the first six months of 2004 includes net gains of $8.0 million related to disposals of semiconductor equipment.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first six months of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of March 3, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of

$2.6 billion and unused U.S. tax credits of $124.2 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes which expire through 2025 and unused state tax credits of $125.7 million for tax and financial reporting purposes, which expire through 2019.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 102.3 million and 99.5 million for the second quarter and first six months of 2005, respectively, and 188.3 million for both the second quarter and first six months of 2004.  Basic and diluted earnings per share computations for the first six months of 2004 reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended		Six months ended
	March 3, 2005	March 4, 2004	March 3, 2005	March 4, 2004

Net income (loss)	$117.9	$(28.3)	$272.8	$(27.2)
Redeemable common stock accretion	—	—	—	(0.5)
Redeemable common stock fair value adjustment	—	—	—	(0.4)
Net income (loss) available to common shareholders	$117.9	$(28.3)	$272.8	$(28.1)

Weighted average common shares outstanding - Basic	647.1	643.2	646.6	638.4
Net effect of dilutive stock options	54.2	—	54.2	—
Weighted average common shares outstanding - Diluted	701.3	643.2	700.8	638.4

Earnings (loss) per share:
Basic	$0.18	$(0.04)	$0.42	$(0.04)
Diluted	0.17	(0.04)	0.40	(0.04)

Comprehensive Income

Comprehensive income for the second quarter and first six months of 2005 was $118.0 million and $272.7 million, respectively, and included  $0.1 million of unrealized gains and $0.1 million of unrealized losses net of tax, respectively, on investments.  Comprehensive loss was $28.3 million for the second quarter of 2004 and $27.3 million for the first six months of 2004, which included $0.1 million net of tax of unrealized loss on investments.

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of March 3, 2005, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” TECH does not qualify for consolidation.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $176.0 million and $320.5 million for the second quarter and first six months of 2005, respectively, and $124.8 million and $247.9 million for the second quarter and first six months of 2004, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.9 million and $5.9 million for the second quarter and first six months of 2005, respectively, and $2.4 million and $5.0 million for the second quarter and first six months of 2004, respectively.  Receivables from TECH were $26.7 million and payables to TECH were $82.1 million as of March 3, 2005.  Receivables from TECH were $23.8 million and payables to TECH were $56.8 million as of September 2, 2004.  In the second quarter of 2004, the Company sold TECH semiconductor equipment in the amount of $0.1 million.  TECH supplied approximately 25% of the total megabits of memory produced by the Company in the first six months of 2005.  As of March 3, 2005, the Company had intangible assets with a net book value of $56.1 million relating to the supply arrangement to purchase product from TECH.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for NAND Flash and CMOS image sensor markets and allocation of manufacturing capacity to products other than Core DRAM; in “Net Sales” regarding future megabit production growth, production increases and allocation of wafer starts to DDR2 products, CMOS image sensors, Specialty memory products and Flash memory products; in “Gross Margin” regarding manufacturing cost reductions in future periods; in “Selling, General and Administrative” regarding the level of selling, general and administrative expenses in the third quarter of 2005; in “Research and Development” regarding the level of research and development expenses in the third quarter of 2005; in “Income Taxes” regarding future provisions for income taxes; in “Liquidity and Capital Resources” regarding capital spending in 2005 and in “Recently Issued Accounting Standards” regarding the impact on the Company’s results of operations and financial condition from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor memory devices, principally DRAM and Flash, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, servers, mobile phones and other consumer products.  The Company’s customers are principally original equipment manufacturers located around the world.

The markets for most of the Company’s products behave in a manner similar to commodity markets as the products are generally standardized with selling prices that fluctuate based on industry-wide relationships of supply and demand.  The Company’s operating results and financial condition in these types of markets are dependent on reductions in costs of production, capital efficiency and return on research and development investments.  Historically, the semiconductor memory market has been subject to governmental subsidization, resulting in the periodic entry of new competitors and, at times, excess supply.

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

In recent years, over 70% of the Company’s products were sold into computer and computer peripheral markets.  The computing market for a number of decades has had an extremely high growth rate.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.

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

Markets for some of the Company’s non-DRAM products are expected to grow rapidly, in particular the markets for NAND Flash and CMOS image sensors.  The Company believes that its product and process technology and manufacturing competencies position it well to compete in these markets.  Accordingly, the Company plans to allocate an increasing portion of its manufacturing capacity to these products in 2005 and 2006.  Success in these markets is largely dependent in part on the Company’s ability to timely develop new products that are well received by customers.

Results of Operations

	Second Quarter				First Quarter		Six Months
	2005	% of net sales	2004	% of net sales	2005	% of net sales	2005	% of net sales	2004	% of net sales

Net sales	$1,307.9	100.0%	$991.0	100.0%	$1,260.3	100.0%	$2,568.2	100.0%	$2,098.2	100.0%
Gross margin	354.0	27.1%	248.2	25.0%	423.0	33.6%	777.0	30.3%	534.2	25.5%
SG&A	84.9	6.5%	81.8	8.3%	86.8	6.9%	171.7	6.7%	163.0	7.8%
R&D	151.4	11.6%	187.9	19.0%	148.4	11.8%	299.8	11.7%	374.3	17.8%
Restructure	0.1	0.0%	(0.1)	(0.0)%	(1.5)	(0.1)%	(1.4)	(0.1)%	(21.2)	(1.0)%
Operating income (loss)	126.4	9.7%	(7.1)	(0.7)%	174.9	13.9%	301.3	11.7%	14.6	0.7%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second and first quarters of fiscal 2005 and second quarter of fiscal 2004 contained 13 weeks.  The Company’s first six months of fiscal 2005 contained 26 weeks and the Company’s first six months of fiscal 2004 contained 27 weeks.

Net Sales

Net sales for the second quarter of 2005 increased by 4% as compared to the first quarter of 2005 primarily due to a 23% increase in megabits sold, partially offset by a 15% decrease in the Company’s overall average selling price per megabit.  The Company’s overall megabit production in the second quarter of 2005 increased 28% as compared to the first quarter of 2005 principally due to gains in manufacturing efficiencies as well as increased production associated with the continued ramp of the Company’s 300mm wafer fabrication facility in Virginia.  DDR products constituted approximately 65% of the Company’s megabits sold in the second quarter of 2005 and 60% of megabits sold in the first quarter of 2005.  DDR2 products constituted approximately 15% of the Company’s megabits sold in the second quarter of 2005.

The Company expects significant increases in output from its 300mm facility over the next several quarters as it continues to ramp the facility’s capacity.  The Company expects that growth in megabit production over the next several quarters, and in particular the third quarter of 2005, will be limited by an increase in wafers allocated to DDR2 products, CMOS image sensors and Specialty memory products.  The Company’s DDR2 products produce fewer megabits per wafer than other Core DRAM products because they have a relatively larger die size and have not yet reached the mature manufacturing yields of other Core DRAM products.  In addition, the Company’s Specialty memory products produce fewer megabits per wafer than Core DRAM products because of their relatively lower density and greater complexity.  Production of CMOS image sensors is not measured in megabits or included in the Company’s calculation of megabit growth.  Due to the shift in market demand, the Company expects to significantly increase production of DDR2 over the next several quarters and that it will become the Company’s primary DRAM product type in 2006.

Net sales for the second quarter and first six months of 2005 increased by 32% and 22%, respectively, as compared to the second quarter and first six months of 2004 primarily due to increases of 36% and 15%, respectively, in megabits sold and, to a lesser extent, an increase in sales of CMOS image sensors.  Average per megabit selling prices for the Company’s memory products decreased by 5% in the second quarter of 2005 as compared to the second quarter of 2004, and increased by 2% in the first six months of 2005 as compared to the first six months of 2004.  Average per megabit selling prices in 2005 as compared to 2004 benefited from the Company’s shift to Specialty memory and Flash memory products which generally had higher per megabit average selling prices than Core DRAM products.  DDR products constituted 71% of the Company’s megabits sold in the second quarter of 2004.

Gross Margin

The Company’s gross margin percentage for the second quarter of 2005 declined to 27% as compared to 34% for the first quarter of 2005.  This reduction was primarily due to the 15% decrease in the Company’s overall average selling price per megabit, partially offset by a reduction in cost of goods sold per megabit.  Gross margin in the second quarter of 2005 was also affected by margins on sales of products purchased from the Company’s TECH joint venture which were lower than the Company’s overall gross margin.

The Company’s overall cost of goods sold per megabit in the second quarter of 2005 declined from the first quarter of 2005 primarily due to significant reductions in production costs for most products as a result of manufacturing improvements.  The Company reduced product costs through manufacturing efficiencies achieved by improving product yields and increased manufacture of products utilizing the Company’s 110nm process technology and 6F² technology.  The Company’s 6F² technology enables it to produce approximately 20% more potential die per wafer than standard products, which use 8F² technology.  Overall reductions in cost per megabit for the second quarter of 2005 were partially offset by higher costs associated with an increase in DDR2 production and the ramp of the Company’s 300mm wafer fabrication facility in Virginia.  Manufacturing costs per megabit for DDR2 products were higher than the Company’s Core DRAM products in the second quarter of 2005 because they have a relatively larger die size and have not yet reached the mature manufacturing yields of other Core DRAM products.  The cost per megabit for products manufactured at the Company’s 300mm wafer fabrication facility decreased significantly in the second quarter of 2005 as compared to the second quarter of fiscal 2004 as the Company continued to increase the level of wafers produced.  Per megabit cost decreases at the Company’s 300mm facility were not sufficient to match the costs of the Company’s mature 200mm operations due to the relative immature 300mm yields as well as the significant per megabit cost reductions the Company achieved on its 200mm operations over the same period.  The Company expects that per megabit cost reductions over the next several quarters will continue to be affected by higher costs associated with shifts in product mix to DDR2 and non-Core DRAM products.

The Company’s gross margin percentage for the second quarter of 2005 improved to 27% from 25% for the second quarter of 2004, primarily due to a reduction in cost of goods sold per megabit offset by the 5% decrease in average selling prices per megabit for the Company’s semiconductor products.  The Company’s gross margin percentage for the first six months of 2005 improved to 30% from 25% for the first six months of 2004, primarily due to a reduction in cost of goods sold per megabit and to a lesser extent by the 2% increase in average selling prices per megabit for the Company’s semiconductor products.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 25% of the total megabits of memory produced by the Company in the second and first quarters of 2005 and 30% of the total megabits produced in the second quarter of 2004.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In the second and first quarters of 2005, the Company realized lower gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.  In the second quarter of 2004, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2005 were slightly lower than for the first quarter of 2005.  SG&A expenses for the second quarter and first six months of 2005 were 4% and 5% higher, respectively, than for the corresponding periods of 2004 primarily due to higher levels of performance-based compensation expense and other personnel costs.  SG&A expenses for the third quarter of 2005 are expected to approximate $90 million to $95 million.

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

R&D expenses for the second quarter of 2005 were slightly higher than for the first quarter of 2005.  R&D expenses for the second quarter and first six months of 2005 decreased 19% and 20%, respectively, from the corresponding periods of 2004 principally because the Company qualified devices for sale to customers from its 300mm wafer fabrication facility in Virginia in the first quarter of 2005.  When devices are qualified, the Company includes costs associated with the manufacture of these devices in inventory and costs of goods sold rather than research and development expense.  Decreases in R&D expenses for the first six months of 2005 as compared to the first six months of 2004 were partially offset by higher compensation costs.  R&D expenses for the third quarter of 2005 are expected to approximate $160 million to $170 million.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, CMOS image sensors, NAND Flash memory, Specialty memory products (including PSRAM and reduced latency DRAM) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 512 Meg and 1 Gig DDR, DDR2 and DDR3 products as well as NAND Flash memory, CMOS image sensors and Specialty memory products.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM; and an approximate 10% reduction in the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credit to restructure in 2004 primarily reflects sales of equipment associated with the Company’s 200mm production line in Virginia.

Other Operating Income and Expense

Other operating expense for the first six months of 2005 includes net losses of $14.9 million from changes in currency exchange rates primarily as the result of a generally weaker U.S. dollar relative to the Japanese yen and euro.  Other operating income for the first quarter of 2005 includes $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for the first six months of 2004 includes a $7.6 million benefit from changes in currency exchange rates in the second quarter which offset a portion of $24.5 million loss recorded in the first quarter of 2004 as the result of a generally weaker U.S. dollar relative to the Japanese yen and the euro.  Other operating expense for the first six months of 2004 includes net gains of $8.0 million related to disposals of semiconductor equipment.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 3, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first six months of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of March 3, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.6 billion and unused U.S. tax credits of $124.2 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion for tax purposes, which expire through 2025 and unused state tax credits of $125.7 million for tax and financial reporting purposes, which expire through 2019.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of March 3, 2005, the Company had cash and marketable investments totaling $1,133.6 million compared to $1,231.0 million as of September 2, 2004.

Operating Activities:  For the first six months of 2005, net cash provided by operating activities was $599.8 million, which principally reflects the Company’s $272.8 million of net income adjusted by $630.9 million for non-cash depreciation and amortization expense, partially offset by a $164.3 million increase in accounts receivable associated with the Company’s higher level of sales and a $174.5 million increase in inventories.

Investing Activities:  For the first six months of 2005, net cash used by investing activities was $700.2 million, which included expenditures for property, plant and equipment of $670.6 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company expects 2005 capital spending to approximate $1.5 billion, of which, approximately $960 million occurred in the first six months of 2005.  As of March 3, 2005, the Company had commitments extending into 2006 of approximately $250 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first six months of 2005, net cash used by financing activities was $26.2 million.  Payments on equipment purchase contracts and debt were $207.0 million for the first six months of 2005, and included a $20.0 million prepayment on the Company’s $210 million subordinated notes due September 2005.  In the first six months of 2005, the Company received $161.3 million in proceeds from sales-leaseback transactions which are payable in periodic installments through January 2009.

Subsequent to the end of its second quarter of 2005, the Company entered into a syndicated term loan for 13.5 billion Japanese yen ($127.0 million).  The loan bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing) and is payable in semi-annual installments through 2010.

In the first quarter of 2004, the Company received $450.0 million from Intel in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives, including certain levels of DDR2 production and 300 mm wafer processing capacity, or be subject to monetary penalties.  The Company has achieved the DDR2 production and 300mm wafer processing milestones and, consequently, does not expect to make any payments to Intel under this agreement.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

Contractual Obligations:  As of March 3, 2005, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

	Total	Remainder of 2005	2006	2007	2008	2009	2010 and thereafter
	(amounts in millions)
Notes payable	$988.6	$26.2	$242.3	$45.5	$25.5	$6.0	$643.1
Capital lease obligations	248.2	27.5	63.6	49.2	50.1	57.8	—
Operating leases	62.5	5.0	15.9	6.3	4.9	2.9	27.5

Off-Balance Sheet Arrangements

As of March 3, 2005, the Company had the following off-balance sheet arrangements:  convertible debt, call spread options, stock warrants and its variable interest in the TECH joint venture.

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

During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of March 3, 2005, there had been no exercises of warrants and all warrants issued remained outstanding.

See “Item 1. Notes to Consolidated Financial Statements – Joint Venture” for a description of the Company’s arrangement with its TECH joint venture.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 by the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires  public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in September 2005.  The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition or cash flows.  Upon adoption, the Company will record non-cash stock compensation expenses which will have an adverse effect on its results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial condition.

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

Per megabit average selling prices decreased 15% in the second quarter of 2005 as compared to the first quarter of 2005.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

We are dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 75% of our sales of semiconductor products for the second quarter of 2005 were to the computing market.  DRAMs are the primary semiconductor memory components in computers.  Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  The reduction in the growth rate of computers sold or growth rate of the average amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

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

We are currently ramping production at our 300mm wafer fabrication facility in Virginia.  Until such time that the production in the Virginia facility reaches mature product yields and significant volume with regards to capacity utilization, it will adversely affect our results of operations.  We are also assessing which of our other facilities will be converted to 300mm wafer fabrication and when those facilities will be converted.  We may also experience disruptions in manufacturing operations, reduced wafer output and reduced yields during our conversion of other facilities to 300mm wafers and our business, results of operations or financial condition could be materially adversely affected.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations there are transactions and balances denominated in other currencies, primarily the Japanese yen and euro.  In the event that the U.S. dollar weakens significantly compared to the Japanese yen or euro, our results of operations or financial condition will be adversely affected.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 3, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

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

TECH supplied approximately 25% of our total megabits of memory produced in the second quarter of 2005.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In some periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of March 3, 2005, we had intangible assets with a net book value of $56.1 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

If we are unable to respond to customer demand for diversified semiconductor memory products or are unable to do so in a cost-effective manner, we may lose market share and our business, results of operations or financial condition could be materially adversely affected.

In recent periods, the semiconductor memory market has become increasingly segmented, with diverse memory needs being driven by the different requirements of desktop and notebook computers, servers, workstations, handheld devices, and communications, industrial and other applications that demand specific memory solutions.  We offer customers a variety of semiconductor memory products, including DDR, DDR2, SDRAM, PSRAM, Mobile SDRAM, RLDRAM, NAND Flash and NOR Flash.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  On August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy, alleging that certain DDR SDRAM products infringe the Italian counterpart to European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  We also are engaged in litigation with Motorola, Inc. (“Motorola”) and Freescale Semiconductor, Inc. (“Freescale”) relating to certain of our patents and certain of Freescale’s patents.  On January 8, 2004, Motorola filed suit against us in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  Freescale, a former subsidiary of Motorola, was later added as a party with Motorola.  We counterclaimed against Motorola and Freescale alleging infringement of twenty-four Company patents.  We are also engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents.  On March 1, 2005, Tessera filed suit against us in the U.S. District Court for the Eastern District of Texas (Marshall) alleging infringement of five Tessera patents.  The above lawsuits pertain to certain of our SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of our net sales.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  We are unable to predict the outcome of assertions of infringement made against the Company.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003 and November 8, 2004, the plaintiffs filed consolidated amended class action complaints.  The most recent consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM directly from the various DRAM suppliers during the period from July 1, 1999 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  Each of the California state cases purports to be on behalf of a class of individuals and entities who indirectly purchased DRAM during a specified time period commencing December 1, 2001.  The complaints allege violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seek treble monetary damages, restitution, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Forty-four additional cases were filed in the following state courts between May 2004 and March 2005:  Hot Spring County, Arkansas; Maricopa County, Arizona (2); Collier County, Florida (subsequently dismissed without prejudice); Broward County, Florida; Lee County, Florida; Miami Dade County, Florida; Honolulu County, Hawaii; Polk County, Iowa; Johnson County, Kansas; Essex County, Massachusetts (2) (one of which was subsequently dismissed with prejudice); Middlesex County, Massachusetts (2); Suffolk County, Massachusetts; York County, Maine; Wayne County, Michigan; Hennepin County, Minnesota; Yellowstone County, Montana; Mecklenburg County, North Carolina (subsequently removed to federal court in North Carolina); Guilford County, North Carolina (subsequently removed to federal court in North Carolina); Orange County, North Carolina (subsequently removed to federal court in North Carolina); Cass County, North Dakota; Lancaster County, Nebraska; Stafford County, New Hampshire; Hudson County, New Jersey; Clark County, Nevada; New York County, New York (2); Albany County, New York; Westchester County, New York; Cuyahoga County, Ohio (subsequently dismissed without prejudice); Philadelphia County, Pennsylvania; Pennington County, South Dakota; Minnehaha County, South Dakota; Davidson County, Tennessee (3) (all of which were subsequently removed to federal court in Tennessee, one of which was transferred to the consolidated federal case in California); Chittenden County, Vermont (2) (both of which were subsequently removed to federal court in Vermont; one of which was transferred to the consolidated federal case in California); Orange County, Vermont; Monroe County, Wisconsin (2); and Brooke County, West Virginia (subsequently removed to federal court in West Virginia).  The complaints purport to be on behalf of a class of individuals and entities who indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing of the complaint.  The complaints allege violations of the various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  Additionally, three cases were filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 66% of our consolidated net sales for the second quarter of 2005.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per megabit manufacturing costs.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Substantially all of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.3 billion as of March 3, 2005 and $1.2 billion as of September 2, 2004.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company does not use derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $131.2 million as of March 3, 2005, and U.S. $118.9 million as of September 2, 2004 (including deferred income tax assets denominated in Japanese yen valued at U.S. $48.9 million as of March 3, 2005, and U.S. $52.4 million as of September 2, 2004).  The Company also held aggregate foreign currency liabilities valued at U.S. $366.3 million as of March 3, 2005, and U.S. $403.6 million as of September 2, 2004 (including debt denominated in Japanese yen valued at U.S. $104.3 million as of March 3, 2005, and U.S. $113.1 million as of September 2, 2004).  Foreign currency receivables and payables as of March 3, 2005, were comprised primarily of Japanese yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 3, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the Japanese yen and $1 million for the euro.

Subsequent to the end of its second quarter of 2005, the Company entered into a syndicated term loan for 13.5 billion Japanese yen ($127.0 million).  The loan bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing) and is payable in semi-annual installments through 2010.  The Company expects to invest the proceeds in yen-denominated instruments.

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

On January 8, 2004, Motorola, Inc. (“Motorola”) filed suit against the Company in the U.S. District Court for the Western District of Texas (Austin) alleging infringement of ten Motorola patents.  Freescale Semiconductor, Inc. (“Freescale”), a spin-off of Motorola, was later added as a party with Motorola.  The Company counterclaimed against Motorola and Freescale alleging infringement of twenty-four Company patents.

On March 1, 2005, Tessera filed suit against the Company in the U.S. District Court for the Eastern District of Texas (Marshall) alleging infringement of five Tessera patents.

The above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  Our cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, we will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits were filed against the Company and other DRAM suppliers.  Sixteen cases were filed between June 21, 2002, and September 19, 2002, in the following federal district courts:  one in the Southern District of New York, five in the District of Idaho and ten in the Northern District of California.  The foregoing federal district court cases were transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On October 6, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased

DRAM directly from the various DRAM suppliers during the period from approximately November 1, 2001 through at least June 30, 2002.  The consolidated amended complaint alleges price-fixing in violation of the Sherman Act and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Eight additional cases were filed between August 2, 2002, and March 11, 2003, in the following California state superior courts:  five in San Francisco County, one in Santa Clara County, one in Los Angeles County and one in Humboldt County.  The foregoing California state cases were transferred to San Francisco County Superior Court for consolidated proceedings.  On October 15, 2003, the plaintiffs filed a consolidated amended class action complaint.  The consolidated amended complaint purports to be on behalf of a class of individuals and entities who purchased DRAM indirectly from the various DRAM suppliers during the period from November 1, 2001 through June 30, 2002.  The consolidated amended complaint alleges violations of California’s Cartwright Act and state unfair competition law and unjust enrichment and seeks treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Forty-four additional cases were filed in the following state courts between May 2004 and March 2005:  Hot Spring County, Arkansas; Maricopa County, Arizona (2); Collier County, Florida (subsequently dismissed without prejudice); Broward County, Florida; Lee County, Florida; Miami Dade County, Florida; Honolulu County, Hawaii; Polk County, Iowa; Johnson County, Kansas; Essex County, Massachusetts (2) (one of which was subsequently dismissed with prejudice); Middlesex County, Massachusetts (2); Suffolk County, Massachusetts; York County, Maine; Wayne County, Michigan; Hennepin County, Minnesota; Yellowstone County, Montana; Mecklenburg County, North Carolina (subsequently removed to federal court in North Carolina); Guilford County, North Carolina (subsequently removed to federal court in North Carolina); Orange County, North Carolina (subsequently removed to federal court in North Carolina); Cass County, North Dakota; Lancaster County, Nebraska; Stafford County, New Hampshire; Hudson County, New Jersey; Clark County, Nevada; New York County, New York (2); Albany County, New York; Westchester County, New York; Cuyahoga County, Ohio (subsequently dismissed without prejudice); Philadelphia County, Pennsylvania; Pennington County, South Dakota; Minnehaha County, South Dakota; Davidson County, Tennessee (3) (all of which were subsequently removed to federal court in Tennessee, one of which was transferred to the consolidated federal case in California); Chittenden County, Vermont (2) (both of which were subsequently removed to federal court in Vermont; one of which was transferred to the consolidated federal case in California); Orange County, Vermont; Monroe County, Wisconsin (2); and Brooke County, West Virginia (subsequently removed to federal court in West Virginia).  The complaints purport to be on behalf of a class of individuals and entities who indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing of the complaint.  The complaints allege violations of the various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  Additionally, three cases were filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a customer-by-customer basis.  The Company is unable to predict the outcome of these suits.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.60	2004 Equity Incentive Plan
10.62	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions
10.63	1994 Stock Option Plan Form of Agreement and Terms and Conditions
10.64	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions
10.139	1989 Employee Stock Purchase Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 12, 2005	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)