Form 10-Q
period 2005-06-02
MICRON TECHNOLOGY INC
filed 2005-07-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2005

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

The number of outstanding shares of the registrant’s common stock as of July 1, 2005, was 616,131,697.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Nine months ended
	June 2, 2005	June 3, 2004	June 2, 2005	June 3, 2004

Net sales	$1,054.2	$1,116.8	$3,622.4	$3,215.0
Cost of goods sold	967.6	728.9	2,758.8	2,292.9
Gross margin	86.6	387.9	863.6	922.1

Selling, general and administrative	88.6	94.3	260.3	257.3
Research and development	153.4	181.4	453.2	555.7
Restructure	—	(0.7)	(1.4)	(21.9)
Other operating (income) expense	(25.3)	3.2	(19.7)	6.7
Operating income (loss)	(130.1)	109.7	171.2	124.3

Interest income	9.3	3.5	22.3	10.8
Interest expense	(13.1)	(8.9)	(35.6)	(26.6)
Other non-operating income (expense)	(1.3)	0.6	(2.5)	2.2
Income (loss) before taxes	(135.2)	104.9	155.4	110.7

Income tax (provision) benefit	7.3	(14.0)	(10.5)	(47.0)
Net income (loss)	$(127.9)	$90.9	$144.9	$63.7

Earnings (loss) per share:
Basic	$(0.20)	$0.14	$0.22	$0.10
Diluted	(0.20)	0.13	0.22	0.10

Number of shares used in per share calculations:
Basic	648.2	644.2	647.1	640.3
Diluted	648.2	705.4	701.4	645.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in millions except par value amounts)

(Unaudited)

As of	June 2, 2005	September 2, 2004

Assets
Cash and equivalents	$470.3	$486.1
Short-term investments	825.3	744.9
Receivables	735.4	773.7
Inventories	826.7	578.1
Prepaid expenses	37.7	37.4
Deferred income taxes	25.0	18.5
Total current assets	2,920.4	2,638.7
Intangible assets, net	263.3	276.2
Property, plant and equipment, net	4,770.9	4,712.7
Deferred income taxes	31.3	41.4
Restricted cash	50.4	27.6
Other assets	49.9	63.4
Total assets	$8,086.2	$7,760.0

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$733.5	$796.2
Deferred income	23.4	35.2
Equipment purchase contracts	87.6	70.1
Current portion of long-term debt	248.8	70.6
Total current liabilities	1,093.3	972.1
Long-term debt	1,045.6	1,027.9
Deferred income taxes	34.7	42.0
Other liabilities	121.0	103.2
Total liabilities	2,294.6	2,145.2

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 614.9 million and 611.5 million shares	61.5	61.2
Additional capital	4,695.4	4,663.9
Retained earnings	1,035.0	890.1
Accumulated other comprehensive loss	(0.3)	(0.4)
Total shareholders’ equity	5,791.6	5,614.8
Total liabilities and shareholders’ equity	$8,086.2	$7,760.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Nine months ended	June 2, 2005	June 3, 2004

Cash flows from operating activities
Net income	$144.9	$63.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	949.6	908.2
Noncash restructure and other charges (benefits)	(1.6)	(34.8)
Gain from disposition of equipment	(13.1)	(3.6)
Loss from write-down or disposition of investments	0.8	0.6
Changes in operating assets and liabilities:
(Increase) decrease in receivables	38.7	(127.4)
Increase in inventories	(248.5)	(114.1)
Increase (decrease) in accounts payable and accrued expenses	59.1	(19.6)
Deferred income taxes	(4.4)	37.8
Other	7.9	32.8
Net cash provided by operating activities	933.4	743.6

Cash flows from investing activities
Purchases of available-for-sale securities	(1,429.7)	(1,456.8)
Expenditures for property, plant and equipment	(921.6)	(739.7)
(Increase) decrease in restricted cash	(23.7)	1.7
Proceeds from maturities of available-for-sale securities	1,344.9	784.8
Proceeds from sales of property, plant and equipment	38.6	79.7
Proceeds from sales of available-for-sale securities	10.3	219.2
Other	(23.4)	(19.4)
Net cash used for investing activities	(1,004.6)	(1,130.5)

Cash flows from financing activities
Proceeds from issuance of debt	221.4	63.5
Proceeds from equipment sale-leaseback transactions	161.3	37.6
Proceeds from issuance of common stock	29.8	25.6
Proceeds from issuance of stock rights	—	450.0
Repayments of debt	(183.1)	(94.3)
Payments on equipment purchase contracts	(170.8)	(268.9)
Debt issuance costs	(3.2)	(0.3)
Redemption of common stock	—	(67.5)
Net cash provided by financing activities	55.4	145.7

Net decrease in cash and equivalents	(15.8)	(241.2)
Cash and equivalents at beginning of period	486.1	570.3
Cash and equivalents at end of period	$470.3	$329.1

Supplemental disclosures
Income taxes (paid) refunded, net	$(11.7)	$4.5
Interest paid, net of amounts capitalized	(39.6)	(24.2)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	346.2	211.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contained 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.  The Company’s third quarter of fiscal 2005 and 2004 ended on June 2, 2005, and June 3, 2004, respectively, and its fiscal 2004 ended on September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.

Recently Issued Accounting Standards:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in 2007.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 by the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in the beginning of 2006 and its adoption is not expected to have a significant effect on the Company’s financial condition or cash flows.  Upon adoption, the Company will record non-cash stock compensation expense which will have an adverse effect on its results of operations.  (See “Stock-based compensation” below.)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

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

	Quarter ended		Nine months ended
	June 2, 2005	June 3, 2004	June 2, 2005	June 3, 2004

Net income (loss), as reported	$(127.9)	$90.9	$144.9	$63.7
Redeemable common stock accretion	—	—	—	(0.5)
Redeemable common stock fair value adjustment	—	—	—	(0.4)
Net income (loss) available to common shareholders	(127.9)	$90.9	144.9	62.8
Stock-based employee compensation expense included in reported net income (loss), net of tax	0.5	0.0	1.2	0.0
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(175.7)	(51.0)	(257.9)	(164.3)
Pro forma net income (loss) available to common shareholders	$(303.1)	$39.9	$(111.8)	$(101.5)

Earnings (loss) per share:
Basic, as reported	$(0.20)	$0.14	$0.22	$0.10
Basic, pro forma	(0.47)	0.06	(0.17)	(0.16)

Diluted, as reported	$(0.20)	$0.13	$0.22	$0.10
Diluted, pro forma	(0.47)	0.06	(0.17)	(0.16)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

On April 4, 2005, the Governance and Compensation Committee of the Company’s Board of Directors approved accelerating the vesting of approximately 44.6 million unvested stock options outstanding under the Company’s stock plans with exercise prices per share of $12.00 or higher.  The options had a range of exercise prices of $12.00 to $44.90 and a weighted average exercise price of $14.08.  The closing price of the Company’s common stock on April 1, 2005, the last trading day before approval of acceleration, was $10.26.  The acceleration was effective as of April 4, 2005.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R).  The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years is approximately $100 million.  Pro forma stock-based employee compensation expense for the third quarter and first nine months of 2005 reflects an additional $134.6 million of expenses as a result of the accelerated vesting.

Supplemental Balance Sheet Information

Receivables	June 2, 2005	September 2, 2004

Trade receivables	$658.9	$710.4
Joint venture	25.7	23.8
Taxes other than income	16.0	14.8
Income taxes	8.1	9.6
Other	28.5	17.0
Allowance for doubtful accounts	(1.8)	(1.9)
	$735.4	$773.7

Inventories	June 2, 2005	September 2, 2004

Finished goods	$308.9	$151.0
Work in process	413.2	337.9
Raw materials and supplies	135.0	115.6
Allowance for obsolescence	(30.4)	(26.4)
	$826.7	$578.1

	June 2, 2005		September 2, 2004
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$380.6	$(173.7)	$364.2	$(153.6)
Joint venture supply arrangement	105.0	(51.8)	105.0	(43.0)
Other	5.3	(2.1)	5.3	(1.7)
	$490.9	$(227.6)	$474.5	$(198.3)

During the first nine months of 2005 and 2004, the Company capitalized $24.9 million and $28.8 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Amortization expense for intangible assets was $12.7 million and $37.8 million for the third quarter and first nine months of 2005, respectively, and $12.2 million and $38.0 million for the third quarter and first nine months of 2004, respectively.  Annual amortization expense is estimated to be $50.7 million for 2005, $50.1 million for 2006, $48.3 million for 2007, $47.5 million for 2008 and $36.5 million for 2009.

Property, Plant and Equipment	June 2, 2005	September 2, 2004

Land	$108.9	$108.9
Buildings	2,371.2	2,311.0
Equipment	7,976.8	7,339.4
Construction in progress	263.1	250.0
Software	213.0	213.8
	10,933.0	10,223.1
Accumulated depreciation	(6,162.1)	(5,510.4)
	$4,770.9	$4,712.7

Depreciation expense was $305.6 million and $908.4 million for the third quarter and first nine months of 2005, respectively, and $287.7 million and $869.4 million for the third quarter and first nine months of 2004, respectively.

The Company has a manufacturing facility in Utah that is only partially utilized.  The Utah facility had a net book value of $699.1 million as of June 2, 2005.  A portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Utah facility other than $193.3 million included in construction in progress as of June 2, 2005.  Increased utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Accounts Payable and Accrued Expenses	June 2, 2005	September 2, 2004

Accounts payable	$311.9	$419.7
Salaries, wages and benefits	153.2	171.4
Joint venture	106.4	56.8
Taxes other than income	18.2	20.7
Other	143.8	127.6
	$733.5	$796.2

Debt	June 2, 2005	September 2, 2004

Convertible subordinated notes payable, interest rate of 2.5%, due February 2010	$628.9	$632.1
Subordinated notes payable, face amount of $100.0 million and $210.0 million, respectively, net of unamortized discount of $1.3 million and $8.5 million, respectively, stated interest rate of 6.5%, effective yield to maturity of 10.7%, due September 2005	98.7	201.5
Notes payable in periodic installments through July 2015, weighted average interest rate of 1.9% and 3.0%, respectively	359.4	187.1
Capital lease obligations payable in monthly installments through January 2009, weighted average imputed interest rate of 6.4% and 6.6%, respectively	207.4	77.8
	1,294.4	1,098.5
Less current portion	(248.8)	(70.6)
	$1,045.6	$1,027.9

In the third quarter of 2005, the Company entered into two yen-dominated loans aggregating 23.5 billion yen ($221.4 million), payable in semi-annual installments through 2010.  The first, a syndicated term loan for 13.5 billion yen ($127.0 million) bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (currently 1.35%) and requires the Company to maintain a deposit with the lead bank ($15.0 million as of June 2, 2005), which is included in restricted cash in the accompanying consolidated balance sheet.  The second loan for 10.0 billion yen ($94.4 million) bears interest at a fixed rate of 0.95% and is collateralized by certain equipment owned by the Company.

As of June 2, 2005, notes payable aggregating $304.0 million, denominated in yen, were at a weighted average interest rate of 1.2%.

The Company prepaid $110.0 million of the principal due on its subordinated notes in the first nine months of 2005, including $90.0 million during the third quarter of 2005.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (2.3% for the third quarter of 2005).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the accompanying consolidated balance sheets.  Through June 2, 2005, the cumulative difference between the change in the fair value of the Swap and the change in the fair value of the Notes was de minimis.  As of June 2, 2005, the Company had pledged $28.9 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the United States, Germany, France, the United Kingdom and Italy.  The Company also is engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of the Company’s patents in the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of net sales.  The Company is unable to predict the outcome of assertions of infringement made against the Company.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least seventy-five purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States by direct and indirect purchasers alleging price-fixing in violation of federal antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”) and unfair competition.  Tessera also has asserted certain antitrust and unfair competition claims relating to Tessera’s packaging technology.  These complaints seek treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM products; and an approximate 10% reduction of the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credit to restructure in the first nine months of 2004 primarily reflects sales of equipment associated with the Company’s 200mm production line in Virginia.

Other Operating Income and Expense

Other operating income for the third quarter of 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $14.5 million and net gains of $12.2 million from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the yen and euro.  Other operating income for the first nine months of 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $13.1 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for the first nine months of 2004 includes losses of $16.2 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first nine months of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of June 2, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credits of $128.4 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.6 billion for tax purposes which expire through 2025 and unused state tax credits of $133.6 million for tax and financial reporting purposes, which expire through 2019.

Earnings (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 204.5 million and 147.1 million for the third quarter and first nine months of 2005, respectively, and 89.2 million and 143.3 million for the third quarter and first nine months of 2004, respectively.  Basic and diluted per share computations for the first nine months of 2004 reflect the effect of accretion of, and fair value adjustment to, redeemable common stock.

	Quarter ended		Nine months ended
	June 2, 2005	June 3, 2004	June 2, 2005	June 3, 2004

Net income (loss)	$(127.9)	$90.9	$144.9	$63.7
Redeemable common stock accretion	—	—	—	(0.5)
Redeemable common stock fair value adjustment	—	—	—	(0.4)
Net income (loss) available to common shareholders – Basic	(127.9)	90.9	144.9	62.8
Net effect of assumed conversions	—	3.4	10.9	—
Net income (loss) available to common shareholders – Diluted	$(127.9)	$94.3	$155.8	$62.8

Weighted average common shares outstanding – Basic	648.2	644.2	647.1	640.3
Net effect of dilutive stock options and convertible debt	—	61.2	54.3	4.8
Weighted average common shares outstanding – Diluted	648.2	705.4	701.4	645.1

Earnings (loss) per share:
Basic	$(0.20)	$0.14	$0.22	$0.10
Diluted	(0.20)	0.13	0.22	0.10

Comprehensive Income (Loss)

Comprehensive income (loss) for the third quarter and first nine months of 2005 was ($127.7) million and $145.0 million, respectively, and included $0.2 million and $0.1 million of unrealized gains net of tax, respectively, on investments.  Comprehensive income for the third quarter and first nine months of 2004 was $90.6 million and $63.3 million, respectively, and included ($0.3) million and ($0.4) million of unrealized losses net of tax, respectively, on investments.

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of June 2, 2005, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” TECH does not qualify for consolidation.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $227.4 million and $547.9 million for the third quarter and first nine months of 2005, respectively, and $88.3 million and $336.2 million for the third quarter and first nine months of 2004, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.9 million and $8.8 million for the third quarter and first nine months of 2005, respectively, and $3.9 million and $8.9 million for the third quarter and first nine months of 2004, respectively.  Receivables from TECH were $25.7 million and payables to TECH were $106.4 million as of June 2, 2005.  Receivables from TECH were $23.8 million and payables to TECH were $56.8 million as of September 2, 2004.  TECH supplied approximately 25% of the total megabits of memory produced by the Company in the first nine months of 2005.  As of June 2, 2005, the Company had intangible assets with a net book value of $53.2 million relating to the supply arrangement to purchase product from TECH.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for NAND Flash and CMOS image sensor markets and allocation of manufacturing capacity to products other than Core DRAM; in “Net Sales” regarding output from the Company’s 300mm facility, future megabit production growth, production increases and allocation of wafer starts to DDR2 products, CMOS image sensors and, Specialty memory products; in “Gross Margin” regarding manufacturing cost reductions in future periods and costs of products purchased from TECH in the fourth quarter of 2005; in “Selling, General and Administrative” regarding the level of selling, general and administrative expenses in the fourth quarter of 2005; in “Research and Development” regarding the level of research and development expenses in the fourth quarter of 2005; in “Income Taxes” regarding future provisions for income taxes; in “Liquidity and Capital Resources” regarding capital spending in 2005 and 2006 and in “Recently Issued Accounting Standards” regarding the impact on the Company’s results of operations and financial condition from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 2, 2004.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor memory devices, principally DRAM and NAND Flash, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, servers, mobile phones and other consumer products.  The Company’s customers are principally original equipment manufacturers located around the world.

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

In recent years, a significant portion of the Company’s products were sold into computer and computer peripheral markets.  The computing market for a number of decades has had an extremely high growth rate.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.

The Company utilizes its proprietary product and process technology to manufacture complex semiconductor memory devices having progressively smaller die sizes.  By reducing the size of the circuits (“shrinking”) that make up each memory cell, the Company is able to produce more megabits of memory on each wafer and thus reduce the cost of its memory products.  In 2004, the Company introduced products featuring its 6F² Hypershrink™ array architecture technology that enabled it to shrink die sizes further.  This 6F² technology results in approximately 20% more die per wafer than industry standard 8F² technology without significant additional investment in equipment.  The Company continually introduces new generations of products that have lower costs per megabit and improved performance characteristics such as higher data transfer rates, reduced package size per megabit and lower power consumption.

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

The Company is strategically diversifying its business into semiconductor products other than Core DRAM.  Core DRAM, currently DDR and DDR2, consists of standardized, high-volume, products that are sold primarily for use as main system memory in computers.  The Company’s other products include Specialty memory (which includes SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory and CMOS image sensors.  These products leverage the Company’s competencies in semiconductor memory manufacturing and product and process technology and are used in electronic devices other than computers and in many cases the Company can differentiate them from competitor’s products based on performance characteristics.

Markets for some of the Company’s non-DRAM products are expected to grow rapidly, in particular the markets for NAND Flash and CMOS image sensors.  The Company believes that its product and process technology and manufacturing competencies position it well to compete in these markets.  Accordingly, the Company plans to allocate an increasing portion of its manufacturing capacity to these products through 2006.  Success in these markets is largely dependent in part on the Company’s ability to timely develop new products that are well received by customers.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2005	% of net sales	2004	% of net sales	2005	% of net sales	2005	% of net sales	2004	% of net sales

Net sales	$1,054.2	100.0%	$1,116.8	100.0%	$1,307.9	100.0%	$3,622.4	100.0%	$3,215.0	100.0%
Gross margin	86.6	8.2%	387.9	34.7%	354.0	27.1%	863.6	23.8%	922.1	28.7%
SG&A	88.6	8.4%	94.3	8.4%	84.9	6.5%	260.3	7.2%	257.3	8.0%
R&D	153.4	14.6%	181.4	16.2%	151.4	11.6%	453.2	12.5%	555.7	17.3%
Restructure	—	—	(0.7)	(0.1)%	0.1	0.0%	(1.4)	(0.0)%	(21.9)	(0.7)%
Operating income (loss)	(130.1)	(12.3)%	109.7	9.8%	126.4	9.7%	171.2	4.7%	124.3	3.9%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2004 contained 53 weeks and its first quarter of fiscal 2004 contained 14 weeks.

Net Sales

Net sales for the third quarter of 2005 decreased by 19% as compared to the second quarter of 2005 primarily due to a 28% decrease in the overall average selling price per megabit for the Company’s memory products.  The decline in average selling prices for the third quarter of 2005 was partially offset by a 6% increase in megabits sold.  The Company’s overall megabit production in the third quarter of 2005 increased by 8% as compared to the second quarter of 2005 principally due to gains in manufacturing efficiencies as well as increased production from the Company’s 300mm wafer fabrication facility in Virginia.  Production outpaced sales in the third quarter of 2005 resulting in an increase in inventories, primarily consisting of Core DRAM products.  The Company’s Core DRAM products, DDR and DDR2, constituted approximately 60% of the Company’s net sales in the third quarter of 2005 and approximately 64% of net sales in the second quarter of 2005.

The Company expects significant increases in output from its 300mm facility over the next several quarters.  The Company expects that future growth in megabit production will be mitigated in part by an increase in wafers allocated to DDR2 products, CMOS image sensors and Specialty memory products.  The Company’s DDR2 products produce fewer megabits per wafer than DDR products because they have a relatively larger die size.  In addition, the Company’s Specialty memory products produce fewer megabits per wafer than Core DRAM products because of their relatively lower density and/or greater complexity.  Production of CMOS image sensors is not measured in megabits or included in the Company’s calculation of megabit growth.  Due to the shift in market demand, the Company expects to significantly increase production of DDR2 over the next several quarters and that DDR2 will become the Company’s primary DRAM product type in 2006.

Net sales for the third quarter of 2005 decreased by 6% as compared to the third quarter of 2004 primarily due to a 41% decrease in the Company’s overall average selling price per megabit partially offset by an increase of 55% in megabits sold and, to a lesser extent, an increase in sales of CMOS image sensors.  Net sales for the first nine months of 2005 increased by 13% as compared to the first nine months of 2004 primarily due to an increase of 27% in megabits sold and, to a lesser extent, an increase in sales of CMOS image sensors.  The increase in net sales for the first nine months of 2005 was adversely affected by a 14% decrease in the Company’s overall average selling price per megabit.  Average per megabit selling prices in the first nine months of 2005 as compared to the first nine months of 2004 benefited from the Company’s shift to Specialty memory products, which generally had higher per megabit average selling prices than Core DRAM products.  DDR products constituted 51% of the Company’s net sales in the third quarter of 2004.

Gross Margin

The Company’s gross margin percentage for the third quarter of 2005 declined to 8% as compared to 27% for the second quarter of 2005.  This reduction was primarily due to the 28% decrease in the Company’s overall average selling price per megabit of memory.  Costs of products purchased from TECH in the third quarter of 2005 were significantly higher than the costs of products manufactured by the Company’s wholly-owned operations due to the quarter-lag pricing described in “TECH Semiconductor Singapore Pte. Ltd.” section below, resulting in a loss on sales of TECH products.  The Company’s gross margin for the third quarter of 2005 benefited from a reduction in cost of goods sold per megabit and a shift in product mix from Core DRAM products to higher margin CMOS image sensor, Specialty memory and NAND Flash products.

The Company’s overall cost of goods sold per megabit in the third quarter of 2005 declined from the second quarter of 2005 primarily due to manufacturing improvements.  The Company reduced product costs through manufacturing efficiencies achieved through increasing:  product yields, production utilizing the Company’s 110nm process technology and 6F² technology, and 300mm wafer production.  The cost per megabit for products manufactured at the Company’s 300mm wafer fabrication facility decreased significantly in the third quarter of 2005 as compared to the second quarter of 2005 as the Company continued to increase wafer production.  Manufacturing costs per megabit for DDR2 products were higher than the Company’s DDR products in the third quarter of 2005 because of their relatively larger die size.  The Company expects that per megabit cost reductions over the next several quarters will continue to be mitigated by higher costs associated with shifts in product mix to DDR2 and Specialty memory products.

The Company’s gross margin percentage for the third quarter of 2005 decreased to 8% from 35% for the third quarter of 2004, primarily due to the 41% decrease in average selling prices per megabit for the Company’s semiconductor products partially offset by a reduction in cost of goods sold per megabit.  The Company’s gross margin percentage for the first nine months of 2005 decreased to 24% from 29% for the first nine months of 2004, primarily due to the 14% decrease in average selling prices per megabit for the Company’s semiconductor products partially offset by a reduction in cost of goods sold per megabit.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The TECH joint venture supplied approximately 25% of the total megabits of memory produced by the Company in the first nine months of 2005 and approximately 30% of the total megabits produced in the first nine months of 2004.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of TECH products may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In each of the first three quarters of 2005, the Company realized lower gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.  In the third quarter and first nine months of 2004, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.  The Company expects that costs of products purchased from TECH in the fourth quarter of 2005 will be significantly higher than the costs of products manufactured by its wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2005 were slightly higher than for the second quarter of 2005.  SG&A expenses for the third quarter of 2005 were 6% lower than for the third quarter of 2004 primarily due to lower costs associated with legal matters.  SG&A expenses for the first nine months of 2005 were slightly higher than for the first nine months of 2004 primarily due to higher levels of performance-based compensation expense and other personnel costs offset by a decrease in costs associated with legal matters.  SG&A expenses for the fourth quarter of 2005 are expected to approximate $85 million to $95 million.

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

R&D expenses for the third quarter of 2005 were approximately the same as for the second quarter of 2005.  R&D expenses for the third quarter and first nine months of 2005 decreased 15% and 18%, respectively, from the corresponding periods of 2004 principally because the Company qualified devices for sale to customers from its 300mm wafer fabrication facility in Virginia in the first quarter of 2005.  When devices are qualified, the Company includes costs associated with the manufacture of these devices in inventory and costs of goods sold rather than research and development expense.  Higher compensation costs partially offset the decreases in R&D expenses for the first nine months of 2005 as compared to the first nine months of 2004.  R&D expenses for the fourth quarter of 2005 are expected to approximate $150 million to $170 million.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm and smaller line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, CMOS image sensors, NAND Flash memory, Specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 1 Gig and 2 Gig DDR, DDR2 and DDR3 products as well as NAND Flash memory, CMOS image sensors and Specialty memory products.

Restructure and Other Charges

In the second quarter of 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM; and an approximate 10% reduction in the Company’s worldwide workforce.  The Company has substantially completed the restructure plan.  Through September 2, 2004, the Company had paid essentially all of the severance and other termination benefits and other costs incurred in connection with the restructure plan.  The credit to restructure in the first nine months of 2004 primarily reflects sales of equipment associated with the Company’s 200mm production line in Virginia.

Other Operating Income and Expense

Other operating income for the third quarter of 2005 includes net gains of $14.5 million on disposals and write-downs of semiconductor equipment and net gains of $12.2 million from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the yen and euro.  Other operating income for the first nine months of 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $13.1 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for the first nine months of 2004 includes net losses of $16.2 million from changes in currency exchange rates.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 2, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

Income Taxes

Income taxes for 2005 and 2004 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in the first nine months of 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of June 2, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credits of $128.4 million, which expire through 2025.  The Company also has unused state tax net operating loss carryforwards of $1.6 billion for tax purposes, which expire through 2025 and unused state tax credits of $133.6 million for tax and financial reporting purposes, which expire through 2019.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of June 2, 2005, the Company had cash and marketable investments totaling $1,295.6 million compared to $1,231.0 million as of September 2, 2004.

Operating Activities:  For the first nine months of 2005, net cash provided by operating activities was $933.4 million, which principally reflects the Company’s $144.9 million of net income adjusted by $949.6 million for non-cash depreciation and amortization expense, partially offset by a $248.5 million increase in inventories as production outpaced sales and capacity utilization at the Company’s 300mm facility increased.

Investing Activities:  For the first nine months of 2005, net cash used by investing activities was $1,004.6 million, which included expenditures for property, plant and equipment of $921.6 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company expects 2005 capital spending to approximate $1.5 billion, of which, approximately $1.1 billion occurred in the first nine months of 2005.  The Company expects 2006 capital spending to be between $1.0 billion to $1.5 billion.  As of June 2, 2005, the Company had commitments extending into 2006 of approximately $225 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first nine months of 2005, net cash provided by financing activities was $55.4 million.  In the third quarter of 2005, the Company obtained an aggregate of $221.4 million from two financing arrangements.  The first, a syndicated loan for 13.5 billion yen ($127.0 million), bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing) and is payable in semi-annual installments through 2010.  The second, a 10.0 billion yen ($94.4 million) loan has a fixed rate of 0.95% and is payable in semi-annual installments through 2010.  In the first nine months of 2005, the Company received $161.3 million in proceeds from sales-leaseback transactions which are payable in periodic installments through January 2009.  Payments on equipment purchase contracts and debt were $353.9 million for the first nine months of 2005, and included $110.0 million in prepayments on the Company’s $210.0 million subordinated notes due September 2005.

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

Contractual Obligations:  As of June 2, 2005, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

	Total	Remainder of 2005	2006	2007	2008	2009	2010 and thereafter
	(amounts in millions)
Notes payable	$1,091.9	$6.8	$194.6	$87.8	$67.8	$49.0	$685.9
Capital lease obligations	234.5	13.9	63.6	49.2	50.1	57.7	—
Operating leases	62.2	2.6	17.2	7.5	5.6	2.9	26.4

Off-Balance Sheet Arrangements

As of June 2, 2005, the Company had the following off-balance sheet arrangements:  convertible debt, call spread options, stock warrants and its variable interest in the TECH joint venture.

In 2003, the Company issued $632.5 million of 2.5% Convertible Subordinated Notes (the “Notes”).  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of the Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the Notes at any time after February 6, 2006, at declining premiums to par.

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

In 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of June 2, 2005, there had been no exercises of warrants and all warrants issued remained outstanding.

See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Venture” for a description of the Company’s arrangement with its TECH joint venture.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 by the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in the beginning of 2006 and its adoption is not expected to have a significant effect on the Company’s financial condition or cash flows.  Upon adoption, the Company will record non-cash stock compensation expense which will have an adverse effect on its results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company is required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

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

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventory has been categorized as semiconductor memory products or CMOS image sensors.  The major characteristics the Company considers in determining inventory categories are product type and markets.  A 5% reduction in estimated selling prices would reduce the estimated net realizable value of inventories by approximately $65 million, but would still not result in the need to record an inventory write-down.

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

Per megabit average selling prices decreased 28% in the third quarter of 2005 as compared to the second quarter of 2005 which followed a 15% decrease in the second quarter of 2005 as compared to the first quarter of 2005.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

We are primarily dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 70% of our sales of semiconductor products for the third quarter of 2005 were to the computing market.  DRAMs are the primary semiconductor memory components in computers.  Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  The reduction in the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

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

Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management conduct an evaluation of the effectiveness of our internal controls over financial reporting and include a report on their assessment in our Annual Report on Form 10-K.  In addition, our independent registered public accounting firm is required to express an opinion as to the fairness of management’s assessment and separately on the effectiveness of our internal controls over financial reporting as of the end of our fiscal year being reported on.  Our fiscal 2005 will be the first year that we undergo an audit of our assessment of the effectiveness of our internal controls over financial reporting and it is possible that either significant deficiencies or material weaknesses could be found in connection with these evaluation and audit processes.  If we are unable to remediate such deficiencies and weaknesses, management may be unable to conclude our controls are operating effectively and our independent registered public accounting firm may issue an adverse opinion on our management’s assessment or on the effectiveness of our internal controls over financial reporting.  If this were to occur, investor confidence regarding our internal controls could be harmed and our stock price could decline.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations there are transactions and balances denominated in other currencies, primarily the yen and euro.  In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 2, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

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

TECH supplied approximately 25% of our total megabits of memory produced in the first nine months of 2005.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In some periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of June 2, 2005, we had intangible assets with a net book value of $53.2 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable (b) that we have an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  We also are engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of our patents.  On March 1, 2005, Tessera filed suit against us in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, we filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight of our patents.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDRSDRAM, and DDR2 SDRAM products, which account for a significant portion of our net sales.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  We are unable to predict the outcome of assertions of infringement made against the Company.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

We have a number of patent and intellectual property license agreements.  Some of these license agreements require us to make one time or periodic payments.  We may need to obtain additional patent licenses or renew existing license agreements in the future.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Allegations of anticompetitive conduct.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  To date, all but one of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, two cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through December 31, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least fifty-five cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Vermont, Wisconsin, and West Virginia.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of the state court cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”), and unfair competition.  Tessera also has asserted certain antitrust and unfair competition claims relating to Tessera’s packaging technology.  These complaints seek treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.  We are unable to predict the outcome of the suit.  A court determination against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 67% of our consolidated net sales for the third quarter of 2005.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Substantially all of the Company’s debt is at fixed interest rates; therefore, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.3 billion as of June 2, 2005 and $1.2 billion as of September 2, 2004.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company does not use derivative financial instruments for trading purposes.

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

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $356.1 million as of June 2, 2005, and U.S. $118.9 million as of September 2, 2004 (including cash and equivalents denominated in yen valued at U.S. $219.8 million as of June 2, 2005, and U.S. $10.9 million as of September 2, 2004 and deferred income tax assets denominated in yen valued at U.S. $48.7 million as of June 2, 2005, and U.S. $52.4 million as of September 2, 2004).  The Company also held aggregate foreign currency liabilities valued at U.S. $590.7 million as of June 2, 2005, and U.S. $403.6 million as of September 2, 2004 (including debt denominated in yen valued at U.S. $304.1 million as of June 2, 2005, and U.S. $113.1 million as of September 2, 2004).  Foreign currency receivables and payables as of June 2, 2005, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 2, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

In the third quarter of 2005, the Company entered into two yen-denominated loans aggregating 23.5 billion yen ($221.4 million) payable in semi-annual installments through 2010.  The first, a syndicated loan for 13.5 billion yen ($127.0 million), bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing).  The second, a 10.0 billion yen ($94.4 million) loan has a fixed rate of 0.95%.  The Company invested the proceeds of the loans in yen-denominated instruments.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable (b) that the Company has an implied license to those patents and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.

On March 1, 2005, Tessera, Inc. (“Tessera”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, the Company filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight Company patents.

Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of the Company’s net sales.  The Company is unable to predict the outcome of these suits.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  To date, all but one of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, two cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through December 31, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least fifty-five cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Vermont, Wisconsin, and West Virginia.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective states during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of the various state antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of the state court cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  The Company is unable to predict the outcome of these suits.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including a conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”) and unfair competition.  Tessera also has asserted certain antitrust and unfair competition claims relating to Tessera’s packaging technology.  These complaints seek treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.  The Company is unable to predict the outcome of the suit.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

See “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.8	By-laws of the Registrant, as amended
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: July 6, 2005	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)