Form 10-K
period 2005-09-01
MICRON TECHNOLOGY INC
filed 2005-11-04
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 3, 2005, as reported by the New York Stock Exchange, was approximately $3.2 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 27, 2005, was 617,991,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2005 Annual Meeting of Shareholders to be held on December 6, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Products” regarding the Company’s expectation regarding sales of DDR2 products in 2006, growth in sales of the Company’s PSRAM and Mobile SDRAM products in 2006, significant growth in the markets for NAND Flash memory in future periods, and CMOS image sensors and the introduction of new NAND Flash and CMOS image sensor products in 2006; and in “Manufacturing” regarding the Company’s expectation to transition to 95nm and lower line-width process technology in 2006.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”  All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its subsidiaries are hereinafter referred to collectively as the “Company.”  Micron Technology, Inc., a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission.  The Company’s Corporate Governance Guidelines, Governance and Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics are also available on the Company’s website.  Any amendments or waivers of the Company’s Code of Business Conduct and Ethics will also be posted on the Company’s website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

The Company is an industry leading, global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory, and CMOS image sensors.  Our products are key components used in a broad array of electronic applications including personal computers, workstations, network servers, mobile phones, flash memory cards, USB storage devices, digital still cameras, MP3 players and other consumer electronics products.  The Company’s customers are original equipment manufacturers located around the world.

The Company’s products are offered in a wide variety of package and configuration options, architectures, and performance characteristics tailored to meet application and customer needs.  Individual devices take advantage of the Company’s advanced silicon processing technology and manufacturing expertise.  The Company continually introduces new generations of products that offer lower costs per unit and improved performance characteristics.

Products

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 87%, 92% and 96% of the Company’s net sales in 2005, 2004 and 2003, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics.  Historically, most of the Company’s DRAM sales have been from standardized, high-density, high-volume products sold for use as main memory in computers.  With the development, introduction and acceptance of new memory architectures, computer main memory has transitioned in recent years from synchronous DRAM (“SDRAM”) to Double Data Rate Synchronous DRAM (“DDR”) and DDR2.  In 2005, the majority of the Company’s DRAM revenue came from sales of DDR and DDR2 products for use in computer main memory.  In 2005, the Company experienced a significant increase in revenue from sales of specialty memory products (such as pseudo-static RAM

(“PSRAM”) and Mobile SDRAM) that are generally targeted to applications with specific performance characteristics such as low power, low latency, and high mobility.  The Company expects sales of these products to continue to increase in 2006.

DDR and DDR2:  DDR and DDR2 are standardized, high-volume, DRAM products that are sold primarily for use as main system memory in computers.  DDR and DDR2 products offer high speed and high bandwidth at a relatively low cost compared to other semiconductor memory products.  DDR products were 44%, 57% and 57% of the Company’s net sales in 2005, 2004 and 2003, respectively.  DDR2 products were 14% the Company’s net sales in 2005 and were 20% of net sales in the fourth quarter of 2005.  DDR2 products are expected to become the Company’s primary DRAM product in 2006.

In response to changes in the DRAM market, the Company has broadened its DDR and DDR2 product offerings in recent years.  The Company offers DDR products in 128 Meg, 256 Meg, 512 Meg and 1 Gig densities.  The Company also offers 256 Meg, 512 Meg and 1 Gig DDR2 products and has begun sampling 2 Gig DDR2.  The Company expects that these densities will be necessary to meet customers’ demand in the future.  In the fourth quarter of 2005, 512 Meg devices replaced 256 Meg density devices as the Company’s predominant density for DDR and DDR2 products.  The Company also offers its DDR and DDR2 products in multiple configurations, speeds and package types.

SDRAM:  In 2005, SDRAM was primarily used in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as upgrades to legacy computers.  Sales of SDRAM products were 20%, 31% and 37% of the Company’s net sales in 2005, 2004 and 2003, respectively.  SDRAM sales have declined as personal computer manufacturers have transitioned to DDR and DDR2 products, the decline has been partially offset by increased usage of SDRAM products in other applications.  The Company offers 64 Meg, 128 Meg, 256 Meg and 512 Meg SDRAM products.

PSRAM:  PSRAM products, marketed by the Company under the proprietary brand name CellularRAM™, are DRAM products with an SRAM-like interface.  PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM.  PSRAM products are used primarily in cellular phone applications.  The Company offers PSRAM products in 16 Meg, 32 Meg, 64 Meg and 128 Meg densities.  Sales of PSRAM products increased significantly in 2005 and were 7% of the Company’s net sales in 2005.

Mobile DRAM:  Mobile DRAM products are specialty DRAM memory devices designed for applications that demand minimal power consumption, such as personal digital assistants (PDAs), smart phones, GPS devices, digital still cameras and other handheld electronic devices.  Sales of Mobile DRAM products grew significantly to 2% of net sales in 2005 and are expected to continue to grow in 2006.  The Company sells SDRAM and DDR Mobile memory products in 64 Meg, 128 Meg, 256 Meg and 512 Meg densities.  The Company’s mobile DRAM products feature its proprietary Endur-IC™ technology, which the Company believes provides distinct advantages to its customers in terms of low power, high quality, high reliability, and overall robustness.

Reduced Latency DRAM (“RLDRAM”):  RLDRAM products are low-latency DRAM memory devices with high clock rates targeted at network applications.  The Company began shipping commercial volumes of RLDRAM products in 2005.

NAND Flash Memory:  Flash memory products are electrically re-writeable, non-volatile semiconductor devices that retain memory content when power is turned off.  The Company’s Flash efforts are concentrated on NAND Flash (“NAND”) devices which use semiconductor technology similar to DRAM.  NAND offers faster erase and write times, higher density, and lower cost per bit than NOR Flash, which is the primary competing Flash architecture.  In addition, NAND has significantly longer cycle endurance making it ideal for mass-storage devices.  The market for NAND products has grown rapidly and the Company expects it to continue to grow due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3 players and mobile phones.  Embedded NAND-based storage devices are also beginning to be utilized in mobile phones and other personal and consumer applications.

NAND and DRAM share common manufacturing processes, enabling the Company to leverage its product and process technologies and manufacturing infrastructure across product lines.  The Company’s NAND designs feature a small cell structure that allows for higher densities for demanding applications.  In the second quarter of 2005, the Company began shipping its first NAND product, a 2 Gig device incorporating the Company’s 90nm process technology.  NAND sales grew to 6% of the Company’s overall net sales in the fourth quarter of 2005.  In 2006, the Company plans to introduce 1 Gig and 4 Gig

NAND products and begin manufacturing NAND products using 72nm process technology.  The Company expects sales of NAND to continue to increase in 2006 as the Company allocates additional manufacturing resources to NAND production.

Complementary Metal-Oxide Semiconductor (“CMOS”) Image Sensors:  CMOS image sensors are semiconductor devices that capture and process images into pictures or video for a variety of consumer and industrial applications.  The Company’s CMOS image sensors are used in products such as cellular phone cameras, digital still cameras, pill cameras for medical use, automotive and other emerging applications.  The Company offers image sensors in a range of pixel resolutions from its VGA (video graphics array) products to its higher resolution 3.1 megapixel products.  In September 2005, the Company introduced a 5 megapixel sensor designed for use in digital still cameras and cameral phones and a 3.1 megapixel designed specifically for camera phones.  These products feature a leading-edge pixel size of 2.2 square microns, enabling a smaller form factor for the sensor.  The Company expects to begin shipping commercial volumes of these products in 2006.  Image sensors are sold either as individual components or combined with integrated circuitry to create complete camera system-on-a-chip (“SOC”) solutions.  In 2005, the Company’s image sensors were primarily used in mobile applications.

The Company’s CMOS image sensors incorporating its DigitalClarity™ technology have many advantages over other CMOS image sensors and charge-coupled device (“CCD”) sensors.  The Company’s DigitalClarity™ technology features “active pixels” enabling better sensor performance that produces higher-quality images at faster frame rates.  Unlike CCD sensors, which rely on specialized fabrication requiring dedicated, and costly manufacturing processes, CMOS image sensors can be manufactured using standardized semiconductor processes resulting in substantially lower costs.  The Company’s low-leakage DRAM processes are particularly well-suited for the manufacture of CMOS image sensors.  The Company’s CMOS image sensors consume substantially less power than CCD devices, a critical advantage in the battery-dependent portable device applications where most image sensors are used.  By combining all camera functions on a single chip, from the capture of photons to the output of digital bits, CMOS image sensors reduce the part-count of a digital camera system, which in turn increases reliability, eases miniaturization, and enables on-chip programming of frame size, windowing, exposure, and other camera parameters.  The Company’s CMOS image sensors are also capable of producing high-quality images in low-light conditions.  The Company’s CMOS image sensors’ active-pixel design architecture enables them to achieve performance comparable to high-end CCD sensors and higher than competitor’s CMOS image sensors.

The Company’s sales of CMOS image sensors for 2005 increased over 200% from 2004.  In the fourth quarter of 2005, sales of CMOS image sensors were 9% of the Company’s net sales.  The Company expects its sales of CMOS image sensors to continue to grow rapidly in 2006 due to strong demand and increases in the allocation of manufacturing capacity.  The overall market for image sensors is expected to increase significantly over the next several years due to the growth forecasted for applications such as phone cameras and digital still cameras.  Additionally, CMOS image sensors are expected to capture an increasing percentage of the overall image sensor market.

Manufacturing

The Company’s manufacturing facilities are located in the United States, Italy, Japan, Puerto Rico, Scotland and Singapore.  The Company’s manufacturing facilities generally operate 24 hours per day, 7 days per week.  Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment.  Most semiconductor equipment must be replaced every three to five years with increasingly advanced equipment.

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly, burn-in and final test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing production processes, reducing die sizes and transitioning to higher density products.  In 2005, the Company manufactured most of its products using its 110 nanometer (“nm”) line-width process technology and began transferring its manufacturing operations to 95nm line-width process technology.  The Company expects to continue to transfer more of its manufacturing operation to 95nm and lower line-width process technology in 2006.  In 2005 most of the Company’s DRAM products incorporated its 6F² Hypershrink™ array architecture technology, a design rule that incorporates a memory cell in 6 design features rather and the industry standard 8 design features, which enables production of approximately 20% more die per wafer.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants.  Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks and circuit design marginalities or defects which can lead to wafers being scrapped and individual circuits being nonfunctional.  Success of the Company’s manufacturing operations depends largely on minimizing defects and thereby maximizing yield of high-quality circuits.  In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.  The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

After fabrication, silicon wafers are separated into individual die.  Functional die are sorted, connected to external leads and encapsulated in plastic packages.  The Company assembles products in a variety of packages, including TSOP (thin small outline package), TQFP (thin quad flat package) and FBGA (fine pitch ball grid array).  Each completed package is then inspected and tested.  The Company also sells semiconductor products in an unpackaged or die form.  The Company tests its products at various stages in the manufacturing process, performs high temperature burn-in on finished products and conducts numerous quality control inspections throughout the entire production flow.  In addition, the Company uses its proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of DRAM die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

A significant portion of the Company’s memory products are assembled into memory modules for sale to customers.  Memory modules consist of an array of memory components attached to printed circuit boards (“PCBs”) that insert directly into computer systems or other electronic devices.  Memory components are attached to PCBs in a soldering process performed by screen printing machines and high speed automated pick-and-place machines.  Completed modules are tested by custom equipment and visually inspected.

In 2005, the Company significantly increased its 300mm wafer production.  The Company manufactured 256 Meg and 512 Meg DDR devices on the Company’s 110nm process technology on 300mm wafers, and manufactured the industry’s first memory devices in production to utilize copper interconnects.  In 2006, the Company plans to continue increasing its 300mm wafer manufacturing capacity.

In recent years the Company has produced an increasingly broad portfolio of products, which enhances the Company’s ability to allocate resources to its most profitable products but increases the complexity of the manufacturing process.  Although new product lines such as NAND Flash, CMOS image sensors and specialty memory can be manufactured using processes that are very similar to the processes for the Company’s predominant DRAM products, frequent conversions to new products and the allocation of manufacturing capacity to more complex, smaller-volume parts can affect the Company’s cost efficiency.  However, the Company’s ability to competitively manufacture many of these products on existing 200mm lines significantly extends the useful life of this equipment.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 25%, 30% and 30% of the total megabits of memory produced by the Company in 2005, 2004 and 2003, respectively.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding fiscal quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.

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

Marketing and Customers

The Company’s products are sold into computing and consumer, networking and telecommunications, and imaging markets.  Approximately 70% of the Company’s net sales for 2005 were to the computing market, including desktop PCs, notebooks, servers and workstations.  Sales to both Dell Computer Corporation and Hewlett-Packard Company exceeded 10% of the Company’s net sales in 2005, 2004 and 2003, and aggregated 23%, 27% and 28% of the Company’s net sales in 2005, 2004 and 2003, respectively.

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

Segmentation of the memory market continues, with diverse memory needs being driven by the different requirements of personal computers, servers, mobile devices, and communications, consumer and other applications that demand specific memory solutions.  Many of the Company’s customers require a thorough review or qualification of semiconductor products, which may take several months.  As the Company further diversifies its product lines and reduces the die sizes of existing memory products, more products become subject to qualification which may delay volume introduction of specific devices by the Company.

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

Competition

The Company faces intense competition in the semiconductor memory markets from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG and Samsung Electronics Co., Ltd, SanDisk Corporation and Toshiba Corporation.  Additionally, the Company faces competition from emerging companies in Taiwan and China who have announced plans to significantly expand the scale of their operations.  The Company faces competition in the image sensor market from a number of suppliers of CMOS image sensors as well a large number of suppliers of CCD image sensors.  Some of the Company’s competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities.  The Company’s competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

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

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture the Company’s products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability and is internally qualified for sale to customers.  R&D expenses can vary significantly depending on the timing of product qualification.  Product development costs are recorded as R&D expense.  The Company’s R&D expenses were $603.7 million, $754.9 million and $656.4 million in 2005, 2004 and 2003, respectively.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm, 65nm and smaller DRAM and 90nm, 72nm and 50nm and smaller NAND Flash line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, NAND Flash memory, CMOS image sensors, specialty memory products (including PSRAM, mobile SDRAM and RLDRAM) and new memory manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 1 Gig and 2 Gig DDR, DDR2 and DDR3 DRAM products as well as high density and mobile NAND Flash memory, CMOS image sensors and specialty memory products.

Geographic Information

Sales to customers outside the United States totaled $3.2 billion for 2005 and included $906.3 million in sales to Europe, $775.0 million in sales to China, $380.0 million in sales to Japan and $899.9 million in sales to the rest of the Asia Pacific region, excluding China and Japan.  International sales totaled $2.6 billion for 2004 and $1.7 billion for 2003.  As of September 1, 2005 the Company had net property, plant and equipment of $3.7 billion in the United States, $378.9 million in Japan, $358.6 million in Italy, $261.1 million in Singapore and $8.1 million in other countries.

Patents and Licenses

As of September 1, 2005, the Company owned approximately 13,000 U.S. patents and 1,300 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2024.

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

Employees

As of September 1, 2005, the Company had approximately 18,800 employees, including approximately 12,400 in the United States, 2,800 in Singapore, 1,800 in Italy, 1,200 in Japan and 300 in the United Kingdom.  The Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2005, the Company’s wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of September 1, 2005, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Steven R. Appleton	45	Chairman, Chief Executive Officer and President
Kipp A. Bedard	46	Vice President of Investor Relations
Robert M. Donnelly	66	Vice President of Systems Memory Group
Jan du Preez	48	Vice President of Mobile Memory Group
D. Mark Durcan	44	Chief Technical Officer and Vice President of Research and Development
Robert J. Gove	51	Vice President of Imaging Group
Jay L. Hawkins	45	Vice President of Operations
Roderic W. Lewis	50	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Michael W. Sadler	47	Vice President of Worldwide Sales
Wilbur G. Stover, Jr.	52	Vice President of Finance and Chief Financial Officer
James W. Bagley	66	Director
Mercedes Johnson	51	Director
Robert A. Lothrop	79	Director
Lawrence N. Mondry	45	Director
Gordon C. Smith	76	Director
William P. Weber	65	Director

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

Jan du Preez joined the Company in June 2002 as Vice President of Mobile Memory Group.  Mr. du Preez served as the President of Infineon Technologies North America Corporation from August 2000 until he joined the Company in June 2002.

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

Robert J. Gove joined the Company in March 1999 as Senior Director of Engineering and has served in various positions with the Company.  In March 2002, he was appointed Vice President of Imaging.  Prior to joining the Company, Dr. Gove served as Vice President, Engineering, of Equator Technologies, Inc.  Dr. Gove holds a BS in Electrical Engineering from the University of Washington and an MS in Electrical Engineering and Ph.D. in Electrical Engineering from Southern Methodist University.

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

James W. Bagley became the Executive Chairman of Lam Research Corporation (“Lam”), a supplier of semiconductor manufacturing equipment, in June 2005.  From August 1997 through May 2005, Mr. Bagley served as the Chairman and Chief Executive Officer of Lam.  Mr. Bagley is a member of the Board of Directors of Teradyne, Inc.  He has served on the Company’s Board of Directors since June 1997.  Mr. Bagley holds a BS and MS in Electrical Engineering from Mississippi State University.  Mr. Bagley serves as the presiding director of executive sessions of the Company’s Board of Directors.

Mercedes Johnson joined the Board of Directors in June 2005.  Ms. Johnson served as the Senior Vice President, Finance, of Lam from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004.  Prior to joining Lam, Ms. Johnson spent 10 years with Applied Materials, Inc., where she served in various senior financial management positions, including vice president and worldwide operations controller.  Ms. Johnson holds a degree in accounting from the University of Buenos Aires and currently serves on the board of directors for Intersil Corporation.  Ms. Johnson serves on the Board’s Audit Committee.

Robert A. Lothrop served as Senior Vice President of J.R. Simplot Company, an agribusiness company, from January 1986 until his retirement in January 1991.  From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of the Company.  Mr. Lothrop holds a BS in Engineering from the University of Idaho.  Mr. Lothrop serves on the Board’s Audit Committee and the Governance and Compensation Committee.

Lawrence N. Mondry joined the Board of Directors in April 2005.  Mr. Mondry serves as the Chief Executive Officer of CompUSA Inc., a position he has held since 2003.  Mr. Mondry joined CompUSA in 1990 as Senior Vice President and General Merchandise Manager.  He was promoted to Executive Vice President-Merchandising in 1993, and President and Chief Operating Officer of CompUSA Stores in 2000.  Mr. Mondry currently serves on the board of directors for Golfsmith, Inc.  Mr. Mondry serves on the Board’s Governance and Compensation Committee.

Gordon C. Smith has served as the Chairman and Chief Executive Officer of SFG LLC, a holding company for agriculture operations and other investments, since January 2005.  Mr. Smith has also served as Chairman and Chief Executive Officer of G.C. Smith LLC since May 2000.  From July 1980 to March 1994, Mr. Smith served in various management positions with J.R. Simplot Company, including four years as President and Chief Executive Officer, and seven years as Chief Financial Officer.  From February 1982 until February 1984 and since September 1990, he has served on the Company’s Board of Directors.  Mr. Smith holds a BS in Accounting from Idaho State University.  Mr. Smith is the Chairman of the Board’s Audit Committee.

William P. Weber served in various capacities with Texas Instruments Incorporated, a semiconductor manufacturing company, and its subsidiaries from 1962 until April 1998.  From December 1986 until December 1993, he served as the President of Texas Instruments’ worldwide semiconductor operations and from December 1993 until his retirement in April 1998, he served as Vice Chairman of Texas Instruments Incorporated.  He has served on the Company’s Board of Directors since July 1998.  Mr. Weber holds a BS in Engineering from Lamar University and a MS in Engineering from Southern Methodist University.  Mr. Weber is the Chairman of the Board’s Governance and Compensation Committee.

There is no family relationship between any director or executive officer of the Company.

Item 2.  Properties

The Company’s corporate headquarters are located in Boise, Idaho.  The Company’s has significant operations and facilities at a number of locations including a wafer fabrication,  test, assembly and research and development facility in Boise; a wafer fabrication facility in Manassas, Virginia; a wafer fabrication facility in Avezzano, Italy; a wafer fabrication facility in Nishiwaki-City, Japan;  a wafer fabrication,  test and assembly facility in Lehi, Utah; an assembly and test facility on leased property in Singapore; a test facility in Nampa, Idaho; a module assembly and test facility in East Kilbride, Scotland; and a module assembly and test facility leased in Aguadilla, Puerto Rico.  The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

The Company’s existing facilities are suitable and adequate for its present purposes.  The Company’s manufacturing facilities in Utah are only partially utilized.  A portion of the Utah facility is being used for component test operations.  Increased utilization of these facilities is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

Item 3.  Legal Proceedings

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the

Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.

On March 1, 2005, Tessera, Inc. (“Tessera”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, the Company filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight Company patents.

On June 2, 2005, Tadahiro Ohmi (“Ohmi”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (one of which has been voluntarily dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-one cases have been filed in various state courts (three of which have been voluntarily dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin have indicated that they are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

(See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors.”)

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2005 and 2004, as reported by Bloomberg L.P.

	High	Low
2005:
4th quarter	$12.22	$10.17
3rd quarter	11.07	9.41
2nd quarter	12.35	10.06
1st quarter	12.76	11.08

2004:
4th quarter	$15.31	$11.06
3rd quarter	17.96	13.50
2nd quarter	16.42	11.50
1st quarter	15.13	12.16

Holders of Record

As of October 27, 2005, there were 3,745 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

	2005	2004	2003	2002	2001
	(amounts in millions except per share amounts)

Net sales	$4,880.2	$4,404.2	$3,091.3	$2,589.0	$3,935.9
Gross margin	1,145.8	1,314.7	(20.7)	(110.6)	110.7
Operating income (loss)	217.5	249.7	(1,186.5)	(1,025.3)	(976.5)
Income (loss) from continuing operations	198.6	157.2	(1,273.2)	(907.0)	(521.2)
Loss from discontinued PC Operations, net of taxes and minority interest	—	—	—	—	(103.8)
Net income (loss)	188.0	157.2	(1,273.2)	(907.0)	(625.0)

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.24	$(2.11)	$(1.51)	$(0.88)
Discontinued operations	—	—	—	—	(0.18)
Net income (loss)	0.29	0.24	(2.11)	(1.51)	(1.05)

Cash and short-term investments	$1,290.4	$1,231.0	$921.8	$985.7	$1,678.3
Total current assets	2,925.6	2,638.7	2,037.0	2,118.8	3,137.7
Property, plant and equipment, net	4,683.8	4,712.7	4,510.5	4,699.5	4,704.1
Total assets	8,006.4	7,760.0	7,158.2	7,555.4	8,363.2
Total current liabilities	978.6	972.1	993.0	752.7	687.0
Long-term debt	1,020.2	1,027.9	997.1	360.8	445.0
Redeemable common stock	—	—	66.5	—	—
Total shareholders’ equity	5,846.8	5,614.8	4,971.0	6,306.4	7,134.8

In 2001, the Company disposed of its PC business.  The selected financial data above presents the net effect of discontinued PC operations separate from the results of the Company’s continuing operations.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocation of wafer starts to products other than Core DRAM; “Net Sales” regarding future megabit production growth, 300mm wafer production and increases in revenue from sales of DDR2 products, CMOS image sensors, PSRAM products and Flash memory products; “Gross Margin” regarding manufacturing cost reductions in future periods; in “Income Taxes” regarding future provisions for income taxes and in “Liquidity and Capital Resources” regarding capital spending in 2006.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 1, 2005.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All per share amounts are presented on a diluted basis.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor devices, principally DRAM, NAND Flash, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still camera and MP3 players.  The Company’s customers are principally original equipment manufacturers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified semiconductor product portfolio, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development efforts.

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s standardized DRAM products.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide these products that are differentiated from competitors’ products based on performance characteristics.  In the fourth quarter of 2005, specialty memory products, NAND Flash products and CMOS image sensors were over 45% of the Company’s net sales.  The Company expects that the markets for these products will grow more rapidly than the overall semiconductor market in the near term.  The Company’s products have been well received in these growing customer applications.  The Company plans to allocate an increasing portion of its manufacturing capacity to support these products and expand its market position in 2006.  The Company believes that the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to obtain the highest rate of return.

The Company makes significant ongoing investments to implement its proprietary product and process technology in its manufacturing facilities in the United States, Europe and Asia to provide semiconductor products with increasing functionality and performance at lower costs.  The Company introduces new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased megapixel count.  The Company generally reduces the manufacturing cost of each generation of product through its advanced product and process technology such as its leading-edge line width process technology and innovative array architecture.

In order to maximize returns from investments in research and development (“R&D”), the Company develops process technology that effectively reduces production costs and leverages the Company’s capital expenditures.  To be successfully incorporated in customers’ end products, the Company must offer qualified semiconductor solutions at a time when customers are developing their design specifications for their end products.  This is especially true for specialty memory products and CMOS image sensors which are required to demonstrate advanced functionality and performance well ahead of a planned ramp of production to commercial volumes.  In addition, DRAM and NAND Flash products often incorporate highly advanced design and process technologies that are difficult to manufacture.  The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies.

Results of Operations

	2005		2004		2003
	(amounts in millions and as a percent of net sales)
Net sales	$4,880.2	100.0%	$4,404.2	100.0%	$3,091.3	100.0%
Gross margin	1,145.8	23.5%	1,314.7	29.9%	(20.7)	(0.7)%
Selling, general and administrative	348.3	7.1%	332.0	7.5%	358.2	11.6%
Research and development	603.7	12.4%	754.9	17.1%	656.4	21.2%
Restructure and other charges	(1.4)	(0.0)%	(22.5)	(0.5)%	116.3	3.8%
Operating income (loss)	217.5	4.5%	249.7	5.7%	(1,186.5)	(38.4)%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2005 and 2003 contained 52 weeks.  The Company’s fiscal 2004 contained 53 weeks.

Net Sales

Net sales for 2005 increased by 11% as compared to 2004 primarily due to a 40% increase in megabits of memory sold, partially offset by a 24% decrease in the overall average selling price per megabit for the Company’s memory products.  Net sales for 2005 also benefited from an increase of approximately $200 million in sales of CMOS image sensors.  The Company’s overall megabit production in 2005 increased by 48% as compared to 2004, principally due to a steep ramp in 300mm wafer production and gains in manufacturing efficiencies realized from improvements in product and process technologies.  The Company realized a significant increase in 300mm wafer production in 2005, achieving its initial target of 5,000 wafer outs per week in the fourth quarter.  The Company expects that its 300mm wafer production will continue to increase in 2006.  The Company’s megabit production exceeded megabit sales in 2005, which resulted in an approximate 170% increase in megabit finished goods inventories, primarily consisting of DDR and DDR2 products.  The increase in inventories was largely the result of a slower than previously expected industry-wide transition to DDR2 memory products.

Most of the increase in sales in 2005 as compared to 2004 resulted from sales of the Company’s emerging specialty memory products, such as pseudo-static RAM (“PSRAM”) and mobile DRAM products, CMOS image sensors and NAND Flash memory.  The Company’s combined revenue from these products was $811.9 million in 2005 and quadrupled from 2004 due to large increases in production and strong demand for the Company’s offerings in these product groups.  The Company expects that its revenue from these products will continue to grow rapidly in 2006 as it allocates increasing manufacturing resources to these product groups.  DDR and DDR2 product sales in 2005 increased 12% from 2004 and were 59% of the Company’s net sales in 2005.  Sales of DDR2 products increased to 14% of the Company’s net sales in 2005 from 1% of net sales in 2004.  The Company expects that sales of DDR2 products will continue to increase in 2006 as market demand continues to shift from DDR products to more advanced DDR2 products.

Net sales for 2004 increased by 42% as compared to 2003 primarily due to a 20% increase in megabits sold and a 16% increase in average per megabit selling prices for the Company’s memory products as a result of generally improved market conditions.  During 2004, the Company increased its allocation of manufacturing capacity to specialty memory products and CMOS image sensors.  The shift in product mix contributed to the increase in average per megabit selling prices for 2004 as specialty memory products on average had higher selling prices per megabit than the Company’s DDR and DDR2 products.  The Company’s overall megabit production for 2004 increased approximately 23% from 2003 primarily due to manufacturing efficiencies.  The growth rate in megabit production for 2004 was partially mitigated by the allocation of wafers to CMOS image sensors and specialty memory products.

Gross Margin

The Company’s gross margin percentage for 2005 declined to 24% as compared to 30% for 2004.  This decline in gross margin was primarily due to the 24% decrease in the Company’s overall average selling price per megabit of memory and, to a lesser extent, a shift in product mix from DDR to DDR2 products which had lower margins in 2005.  Partially offsetting this decline in gross margin from 2005 to 2004 was a reduction in cost of goods sold per megabit and the increase in sales of CMOS image sensors, specialty memory and NAND Flash products, which had significantly higher margins than DDR and DDR2 products.

The Company’s overall cost of goods sold per megabit in 2005 declined from 2004 primarily due to manufacturing improvements.  The Company reduced product costs through manufacturing efficiencies achieved from improved product yield and increase in production utilizing the Company’s 110nm process technology and 6F² technology.  The cost per megabit for products manufactured on 300mm wafers decreased significantly in 2005 compared to 2004 as the Company continued to increase 300mm wafer production, reaching its initial target of 5,000 wafer outs per week.  Manufacturing costs per megabit for DDR2 products were higher than the Company’s DDR products in 2005 because of DDR2’s relatively larger die size.  The Company expects that per megabit cost reductions in 2006 will continue to be mitigated by shifts in product mix from DDR to DDR2.

The Company’s gross margin percentage for 2004 improved to 30% from a negative 1% for 2003 primarily due to the 16% increase in average per megabit selling prices and reduced costs per megabit.  In addition, compared to 2003, gross margin for 2004 benefited from relatively higher margins on sales of products purchased from the Company’s TECH joint venture.  The Company reduced its overall average cost per megabit for 2004 as compared to 2003 through manufacturing efficiencies achieved by improving product yields and continuing its transition to products utilizing 110nm process technology and 6F² technology.

Inventory write-downs:  In accordance with generally accepted accounting principles, the Company recorded $307.0 million of charges to cost of goods sold in 2003 to write down the carrying values of work in process and finished goods inventories to their estimated market values.  As these charges were recorded in advance of when inventory subject to the write-down was sold, gross margins in the period of sale were higher than they would be absent the effect of the previous write-downs.  The Company did not record any charges for inventory write-downs in 2005 and 2004.  Costs of goods sold in 2004 were $61.0 million lower than they otherwise would have been as a result of write-downs in prior periods.  Costs of goods sold in 2003 were $174.9 million lower than they otherwise would have been as a result of write-downs in prior periods net of the write-downs in 2003.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  The Company’s TECH joint venture supplied approximately 25%, 30% and 30% of the total megabits of memory produced by the Company in 2005, 2004 and 2003, respectively.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the immediately preceding quarter.  Depending on market conditions, the gross margin from the sale of products manufactured by TECH may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In 2005, the Company realized gross margin percentages on sales of TECH products that were approximately the same as for the DDR and DDR2 products manufactured by its wholly-owned operations.  In 2004 and 2003, the Company realized higher gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2005 increased 5% from 2004 primarily due to higher compensation costs, partially offset by a decrease in costs associated with legal matters.  SG&A expenses for 2004 were 7% lower than for 2003 primarily due to lower costs associated with outstanding legal matters and reduced depreciation costs, partially offset by higher levels of performance-based compensation expense and other personnel costs.

Research and Development

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

R&D expenses for 2005 decreased 20% from 2004 principally because products were qualified on the 300mm wafer fabrication process in the first quarter of 2005.  When products are qualified, the Company includes costs from the production of these products in inventory and costs of goods sold rather than research and development expense.  Higher compensation costs partially offset the decreases in R&D expenses for 2005 as compared to 2004.  R&D expenses for 2004 increased 15% from 2003 principally due to an increase in development wafers processed during 2004 as the Company increased its product diversification and ramped production at its 300mm wafer fabrication facility, which primarily ran development wafers in 2004.  Higher R&D costs in 2004 as compared to 2003 also reflected a higher level of expenses related to CMOS image sensors, Flash memory and specialty memory products.

The Company’s process technology R&D efforts are focused primarily on development of 95nm, 78nm, 65nm and smaller DRAM and 90nm, 72nm, 50nm and smaller NAND Flash line-width process technologies, which are designed to facilitate the Company’s transition to next generation products.  Additional R&D efforts include process development to support the Company’s 300mm wafer manufacturing, NAND Flash memory, CMOS image sensors, specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Efforts toward the design and development of new products are concentrated on the Company’s 1 Gig and 2 Gig DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory, CMOS image sensors and specialty memory products.

Restructure and Other Charges

In 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM; and an approximate 10% reduction in the Company’s worldwide workforce.  In 2003, the Company recorded restructure charges of $109.2 million and other restructure-related charges of $7.1 million, including $50.7 million of equipment write-downs, $26.3 million of severance and other termination benefits and $18.6 million of intangible asset write downs.  The Company recorded net credits to restructure of $1.4 million and $22.5 million in 2005 and 2004, respectively, primarily from sales of equipment associated with the Company’s 200mm production line in Virginia.  The Company substantially completed the restructure plan and paid essentially all costs associated with the restructure plan in 2004 and 2003.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) will require the Company to use a fair-value based method of accounting for share-based compensation beginning in 2006.  Through 2005 the Company used the intrinsic-value method to account for stock-based compensation and generally no compensation costs were recorded.  Accordingly, the Company’s implementation of SFAS No. 123(R) will increase compensation costs reflected in cost of goods sold, SG&A and R&D in the consolidated statement of operations for future periods.

In April of 2005, the Company accelerated the vesting of approximately 44.6 million unvested stock options outstanding under the Company’s stock plans to reduce compensation costs that would have been recognized in the Company’s consolidated financial statements after 2005 with the adoption of SFAS 123(R) by approximately $100 million.  As of September 1, 2005, 3% of the Company’s then outstanding stock options were unvested and the expense for these unvested stock options to be recorded in 2006 through 2009 is $10.4 million.  Because the Company’s near-term, stock-based compensation costs were reduced by the acceleration of vesting, share-based compensation costs could grow significantly in future periods if the Company continues to grant amounts of new share-based compensation awards similar to recent periods.

Other Operating (Income) Expense, Net

Other operating income for 2005 includes net gains on write-downs and disposals of semiconductor equipment of $12.7 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for 2004 includes losses of $17.2 million from changes in currency exchange rates.  Other operating income for 2004 includes $7.2 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $3.9 million on write-downs and disposals of semiconductor equipment.  Other operating expense for 2003 includes net losses on write-downs and disposals of semiconductor equipment of $41.5 million and losses of $10.7 million from changes in currency exchange rates.  Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of September 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

Income Taxes

Income taxes for 2005, 2004 and 2003 primarily reflect taxes on the Company’s non-U.S. operations.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2005 and 2004 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of September 1, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credit carryforwards of $140.7 million.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion and unused state tax credits of $137.5 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2025.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its semiconductor memory products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of September 1, 2005, the Company had cash and marketable investment securities totaling $1,290.4 million compared to $1,231.0 million as of September 2, 2004.

Operating Activities:  For 2005, net cash provided by operating activities was $1,237.8 million, which principally reflects the Company’s $188.0 million of net income adjusted by $1,264.5 million for non-cash depreciation and amortization expense.  Cash provided by operations was reduced by a $193.3 million increase in inventories.  The increase in inventories was largely the result of a slower than previously expected industry-wide transition to DDR2 memory products.

Investing Activities:  For 2005, net cash used by investing activities was $1,083.9 million, which included cash expenditures for property, plant and equipment of $1,064.8 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company projects 2006 capital spending of $1.0 billion to $1.5 billion.  As of September 1, 2005, the Company had commitments extending into 2007 of approximately $250 million for the acquisition of property, plant and equipment.

Financing Activities:  For 2005, net cash used by financing activities was $115.5 million.  Payments on debt were $300.0 million for 2005, and included prepayment of the $210.0 million outstanding on the Company’s subordinated notes that were due September 2005.  Payments on equipment purchase contracts were $236.0 million for 2005.  In the third quarter of 2005, the Company obtained an aggregate of 23.5 billion yen ($221.4 million) from two yen-denominated loan financing arrangements that are payable in semi-annual installments through 2010.  In 2005, the Company received $161.3 million in proceeds from sales-leaseback transactions which are payable in periodic installments through January 2009.

In 2004, the Company received $450.0 million from Intel in exchange for stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  Additionally, the Company agreed to achieve operational objectives or be subject to monetary penalties.  The Company has achieved operational objectives and does not expect to make any payments to Intel under this agreement.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may, from time to time, issue registered or unregistered securities to raise capital to fund a portion of its operations.

As of September 1, 2005, the Company had $632.5 million of 2.5% Convertible Subordinated Notes (the “Notes”) outstanding.  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of the Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the Notes at any time after February 6, 2006, at declining premiums to par.

Contractual Obligations:  The following table summarizes the Company’s significant contractual obligations at September 1, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in millions)
Notes payable	$980.0	$93.4	$153.3	$728.4	$4.9
Capital lease obligations	221.4	64.3	99.3	57.8	—
Operating leases	60.8	18.1	14.0	5.5	23.2
Purchase obligations	409.7	394.5	15.0	0.2	—
Other long-term liabilities	125.6	—	63.8	12.2	49.6
Total	$1,797.5	$570.3	$345.4	$804.1	$77.7

The obligations disclosed above do not include contractual obligations recorded on the Company’s balance sheet as current liabilities except for the current portion of long-term debt.  The expected timing of payment amounts of the obligations discussed above is estimated based on current information.  Timing and actual amounts paid may differ depending on the timing of receipt of goods or services, market prices or changes to agreed-upon amounts for some obligations.

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

The Company has an agreement with its TECH joint venture to purchase all of TECH’s output of semiconductor memory components subject to specific terms and conditions.  As the purchase quantities are based on qualified production output, the agreement does not contain a fixed or minimum purchase quantity and therefore the Company did not include the agreement in its purchase obligations.  In addition to purchase quantities, the TECH purchase obligation fluctuates based on average selling prices for semiconductor memory components which can change significantly from period to period.  In 2005, the net cost of semiconductor components purchased from TECH was $651.9 million.

Off-Balance Sheet Arrangements

As of September 1, 2005, the Company had the following off-balance sheet arrangements:  convertible debt, call spread options, stock warrants and its variable interest in the TECH joint venture.

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the Company’s convertible debt.

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

In 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of September 1, 2005, there had been no exercises of warrants and all warrants issued remained outstanding.

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Venture” for a description of the Company’s arrangement with its TECH joint venture.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 prior to the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in the beginning of 2006.  Upon adoption, the Company will record non-cash stock compensation expense primarily associated with future grants of stock options, which will have an adverse effect on its results of operations.

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

Critical Accounting Estimates

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

Per megabit average selling prices decreased 24% in 2005 as compared to 2004.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

We are primarily dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 70% of our sales of semiconductor products for 2005 were to the computing market.  DRAMs are the primary semiconductor memory components in computers.  Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  The reduction in the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

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

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG, Samsung Electronics Co., Ltd., SanDisk Corporation and Toshiba Corporation.  Additionally, we face competition from emerging companies in Taiwan and China who have announced plans to significantly expand the scale of their operations.  We face competition in the image sensor market from a number of suppliers of CMOS image sensors as well a large number of suppliers of CCD image sensors.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations there are transactions and balances denominated in other currencies, primarily the yen and euro.  In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of September 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our business, results of operations or financial condition could be materially adversely affected.

TECH supplied approximately 25% of our total megabits of memory produced in 2005.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In some periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of September 1, 2005, we had intangible assets with a net book value of $50.3 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

New product development may be unsuccessful.

We are developing new products that complement our traditional memory products or leverage their underlying design or process technology.  We anticipate expending significant resources for new semiconductor product development over the next several years.  In particular, we have made significant investments in NAND Flash and CMOS image sensor product and process technologies.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  We also are engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of our patents.  On March 1, 2005, Tessera filed suit against us in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, we filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight of our patents.  We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”).  On June 2, 2005, Ohmi filed suit against the Company in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (one of which has been voluntarily dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-one cases have been filed in various state and federal courts (three of which have been voluntarily dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin have indicated that they are investigating potential state and federal civil claims against us and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  We are unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 66% of our consolidated net sales for 2005.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We expect to make future acquisitions where we believe it is advisable to enhance shareholder value.  Acquisitions involve numerous risks, including:

•                  increasing our exposure to changes in average selling prices for semiconductor products,

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 1, 2005, over $1.0 billion of the Company’s $1.2 billion in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.2 billion as of September 1, 2005 and September 2, 2004.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company does not use derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currency valued at U.S. $344.4 million as of September 1, 2005, and U.S. $118.9 million as of September 2, 2004 (including cash and equivalents denominated in yen valued at U.S. $214.9 million as of September 1, 2005, and U.S. $10.9 million as of September 2, 2004 and deferred income tax assets denominated in yen valued at U.S. $50.5 million as of September 1, 2005, and U.S. $52.4 million as of September 2, 2004).  The Company also held aggregate foreign currency liabilities valued at U.S. $575.3 million as of September 1, 2005, and U.S. $403.6 million as of September 2, 2004

(including debt denominated in yen valued at U.S. $298.9 million as of September 1, 2005, and U.S. $113.1 million as of September 2, 2004).  Foreign currency receivables and payables as of September 1, 2005, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of September 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

In the third quarter of 2005, the Company entered into two yen-denominated loans aggregating 23.5 billion yen ($221.4 million) payable in semi-annual installments through 2010.  The first, a syndicated loan for 13.5 billion yen, bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of closing).  The second, a 10.0 billion yen loan has a fixed rate of 0.95%.  The Company invested the proceeds of the loans in yen-denominated instruments.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Consolidated Financial Statements as of September 1, 2005, and September 2, 2004, and for the fiscal years ended September 1, 2005, September 2, 2004 and August 28, 2003:

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

For the year ended	September 1, 2005	September 2, 2004	August 28, 2003

Net sales	$4,880.2	$4,404.2	$3,091.3
Cost of goods sold	3,734.4	3,089.5	3,112.0
Gross margin	1,145.8	1,314.7	(20.7)

Selling, general and administrative	348.3	332.0	358.2
Research and development	603.7	754.9	656.4
Restructure	(1.4)	(22.5)	109.2
Other operating (income) expense, net	(22.3)	0.6	42.0
Operating income (loss)	217.5	249.7	(1,186.5)

Interest income	31.5	15.2	18.1
Interest expense	(46.9)	(36.0)	(36.5)
Other non-operating income (expense), net	(3.5)	3.1	4.7
Income (loss) before taxes	198.6	232.0	(1,200.2)

Income tax (provision)	(10.6)	(74.8)	(73.0)
Net income (loss)	$188.0	$157.2	$(1,273.2)

Earnings (loss) per share:
Basic	$0.29	$0.24	$(2.11)
Diluted	0.29	0.24	(2.11)

Number of shares used in per share calculations:
Basic	647.7	641.5	607.5
Diluted	702.0	645.7	607.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except par value amounts)

As of	September 1, 2005	September 2, 2004

Assets
Cash and equivalents	$524.5	$486.1
Short-term investments	765.9	744.9
Receivables	794.4	773.7
Inventories	771.5	578.1
Prepaid expenses	37.8	37.4
Deferred income taxes	31.5	18.5
Total current assets	2,925.6	2,638.7
Intangible assets, net	260.2	276.2
Property, plant and equipment, net	4,683.8	4,712.7
Deferred income taxes	29.9	41.4
Restricted cash	50.2	27.6
Other assets	56.7	63.4
Total assets	$8,006.4	$7,760.0

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$752.5	$796.2
Deferred income	30.3	35.2
Equipment purchase contracts	48.8	70.1
Current portion of long-term debt	147.0	70.6
Total current liabilities	978.6	972.1
Long-term debt	1,020.2	1,027.9
Deferred income taxes	35.2	42.0
Other liabilities	125.6	103.2
Total liabilities	2,159.6	2,145.2

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 616.2 million and 611.5 million shares	61.6	61.2
Additional capital	4,707.4	4,663.9
Retained earnings	1,078.1	890.1
Accumulated other comprehensive loss	(0.3)	(0.4)
Total shareholders’ equity	5,846.8	5,614.8
Total liabilities and shareholders’ equity	$8,006.4	$7,760.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions)

	Common Stock		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Number of Shares	Amount

Balance at August 29, 2002	604.4	$60.3	$4,229.6	$2,015.5	$1.0	$6,306.4

Comprehensive income (loss):
Net loss				(1,273.2)		(1,273.2)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(0.9)	(0.9)
Total comprehensive income (loss)						(1,274.1)

Stock issued under stock plans	5.7	0.5	56.9			57.4
Purchase of call spread options			(109.1)			(109.1)
Repurchase and retirement of common stock	(0.2)		(1.1)	(2.2)		(3.3)
Redeemable common stock accretion				(6.3)		(6.3)
Balance at August 28, 2003	609.9	$60.8	$4,176.3	$733.8	$0.1	$4,971.0

Comprehensive income:
Net income				157.2		157.2
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(0.5)	(0.5)
Total comprehensive income						156.7

Stock issued under stock plans	3.1	0.4	37.6			38.0
Issuance of stock rights			450.0			450.0
Redemption of common stock	(1.5)
Redeemable common stock accretion and fair value adjustment				(0.9)		(0.9)
Balance at September 2, 2004	611.5	$61.2	$4,663.9	$890.1	$(0.4)	$5,614.8

Comprehensive income:
Net income				188.0		188.0
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					0.1	0.1
Total comprehensive income						188.1

Stock issued under stock plans	4.7	0.4	43.5			43.9
Balance at September 1, 2005	616.2	$61.6	$4,707.4	$1,078.1	$(0.3)	$5,846.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

For the year ended	September 1, 2005	September 2, 2004	August 28, 2003

Cash flows from operating activities
Net income (loss)	$188.0	$157.2	$(1,273.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,264.5	1,217.5	1,209.9
Noncash restructure and other charges (benefits)	(1.6)	(37.0)	85.2
Provision to write down inventories to estimated market values	—	—	307.0
Loss (gain) from write-down or disposition of equipment	(12.7)	(3.9)	48.4
Loss (gain) from write-down or disposition of investments	0.8	0.6	(0.6)
Change in operating assets and liabilities:
Increase in receivables	(22.4)	(130.9)	(103.8)
Increase in inventories	(193.3)	(160.5)	(196.2)
Increase in accounts payable and accrued expenses	11.1	30.1	98.8
Deferred income taxes	(9.7)	57.8	70.5
Other	13.1	27.9	38.2
Net cash provided by operating activities	1,237.8	1,158.8	284.2

Cash flows from investing activities
Purchases of available-for-sale securities	(1,848.6)	(1,799.4)	(758.0)
Expenditures for property, plant and equipment	(1,064.8)	(1,080.7)	(821.5)
(Increase) decrease in restricted cash	(23.4)	101.6	(75.1)
Proceeds from maturities of available-for-sale securities	1,825.8	1,179.0	832.0
Proceeds from sales of property, plant and equipment	47.2	92.7	20.0
Proceeds from sales of available-for-sale securities	10.3	225.7	319.1
Other	(30.4)	(31.6)	(34.6)
Net cash used for investing activities	(1,083.9)	(1,312.7)	(518.1)

Cash flows from financing activities
Proceeds from issuance of debt	221.4	63.5	667.5
Proceeds from equipment sale-leaseback transactions	161.3	37.6	60.6
Proceeds from issuance of common stock	40.9	37.0	53.5
Proceeds from issuance of stock rights	—	450.0	—
Repayments of debt	(300.0)	(106.9)	(106.0)
Payments on equipment purchase contracts	(236.0)	(343.7)	(143.2)
Debt issuance costs	(3.2)	(0.3)	(17.3)
Redemption of common stock	—	(67.5)	—
Purchase of call spread options	—	—	(109.1)
Other	0.1	—	—
Net cash provided by (used for) financing activities	(115.5)	69.7	406.0

Net increase (decrease) in cash and equivalents	38.4	(84.2)	172.1
Cash and equivalents at beginning of year	486.1	570.3	398.2
Cash and equivalents at end of year	$524.5	$486.1	$570.3

Supplemental disclosures
Income taxes refunded (paid), net	$(20.7)	$9.8	$104.9
Interest paid, net of amounts capitalized	(58.1)	(27.4)	(27.1)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	372.3	280.0	292.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in millions except per share amounts)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2005 and 2003 contained 52 weeks.  The Company’s fiscal 2004 contained 53 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.

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

Certain concentrations:  Approximately 70% of the Company’s net sales for 2005 were to the computing market, including desktop PCs, notebooks, servers and workstations.  Sales to one customer were 12.2%, 14.1 % and 14.9% of the Company’s net sales in 2005, 2004 and 2003, respectively.  Sales to another customer were 11.3%, 13.2% and 13.2% of the Company’s net sales in 2005, 2004 and 2003, respectively.  Sales of DRAM products constituted 87% of the Company's net sales for 2005 and no other product group individually constituted greater than 10% of the Company's net sales.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade receivables.  The Company invests through high-credit-quality financial institutions and, by policy, limits the concentration of credit exposure by restricting investments with any single obligor.  A concentration of credit risk may exist with respect to trade receivables as a substantial portion of the Company’s customers are affiliated with the computing industry.  The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers.  Historically, the Company has not experienced significant losses on receivables.

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

Stock-based compensation:  Through 2005, the Company’s employee stock plans were accounted for using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.”  The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been used to account for stock-based compensation.  The following presents pro forma income (loss) and per share data as if a fair value based method had been used to account for stock-based compensation:

	2005	2004	2003

Net income (loss), as reported	$188.0	$157.2	$(1,273.2)
Redeemable common stock accretion	—	(0.5)	(6.3)
Redeemable common stock fair value adjustment	—	(0.4)	—
Net income (loss) available to common shareholders	188.0	156.3	(1,279.5)
Stock-based employee compensation expense included in reported net income (loss), net of tax	1.8	—	0.4
Less total stock-based employee compensation expense determined under a fair value-based method for all awards, net of tax	(264.7)	(203.9)	(295.2)
Pro forma net income (loss) available to common shareholders	$(74.9)	$(47.6)	$(1,574.3)

Earnings (loss) per share:
Basic, as reported	$0.29	$0.24	$(2.11)
Basic, pro forma	(0.12)	(0.07)	(2.59)

Diluted, as reported	$0.29	$0.24	$(2.11)
Diluted, pro forma	(0.12)	(0.07)	(2.59)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

On April 4, 2005, the Company accelerated the vesting of approximately 44.6 million unvested stock options outstanding under the Company’s stock plans with exercise prices per share of $12.00 or higher.  The options had a range of exercise prices of $12.00 to $44.90 and a weighted average exercise price of $14.08.  The closing price of the Company’s common stock on April 1, 2005, the last trading day before the acceleration, was $10.26.  The acceleration was effective as of April 4, 2005.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R).  The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years was approximately $100 million, which is included in pro forma stock-based employee compensation expense for 2005.

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

The amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.  The estimated fair value of the Company’s debt was $1.2 billion as of September 1, 2005 and September 2, 2004.  The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $1.8 million, $1.1 million and $3.4 million in 2005, 2004 and 2003, respectively, in connection with various capital projects.

Recently Issued Accounting Standards:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 prior to the end of 2006.  The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued SAB 107 which expresses views of the SEC staff regarding the application of SFAS No. 123(R).  Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is required to adopt SFAS No. 123(R) in the beginning of 2006.  Upon adoption, the Company will record non-cash stock compensation expense primarily associated with future grants of stock options, which will have an adverse effect on its results of operations.

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

Supplemental Balance Sheet Information

Investment Securities	2005	2004

Available-for-sale securities:
Commercial paper	$484.6	$286.2
U.S. government and agencies	396.5	664.2
Repurchase agreements	48.3	86.9
Certificates of deposit	47.2	118.9
Other	68.7	22.4
	1,045.3	1,178.6
Less cash equivalents	(276.5)	(431.0)
Less noncurrent investments	(2.9)	(2.7)
Short-term investments	$765.9	$744.9

Gross unrealized gains and losses as of the end of the periods shown above were de minimis as were gross realized gains and losses in 2005, 2004 and 2003.  Debt securities of $995.2 million held by the Company as of September 1, 2005, have contractual maturities within one year.

Receivables	2005	2004

Trade receivables	$719.7	$710.4
Joint venture	24.0	23.8
Taxes other than income	24.0	14.8
Income taxes	8.6	9.6
Other	20.2	17.0
Allowance for doubtful accounts	(2.1)	(1.9)
	$794.4	$773.7

Inventories	2005	2004

Finished goods	$271.1	$151.0
Work in process	395.1	337.9
Raw materials and supplies	129.0	115.6
Allowance for obsolescence	(23.7)	(26.4)
	$771.5	$578.1

The Company recognized write-downs aggregating $307.0 million in 2003 to record work in process and finished goods inventories at their estimated market values.

Intangible Assets	2005		2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$384.6	$(177.7)	$364.2	$(153.6)
Joint venture supply arrangement	105.0	(54.7)	105.0	(43.0)
Other	5.3	(2.3)	5.3	(1.7)
	$494.9	$(234.7)	$474.5	$(198.3)

During 2005, the Company capitalized $34.7 million for product and process technology with a weighted average useful life of ten years.  During 2004, the Company capitalized $37.0 million for product and process technology with a weighted average useful life of ten years.  As part of a restructure plan announced in the second quarter of 2003, the Company wrote off net carrying values of $16.1 million of product and process technology and $2.5 million of other intangible assets associated with discontinued products, including SRAM and TCAM products.  (See “Restructure and Other Charges” note.)

Amortization expense for intangible assets was $50.8 million, $50.3 million and $51.1 million in 2005, 2004 and 2003, respectively.  Annual amortization expense for intangible assets held as of September 1, 2005, is estimated to be $51.1 million for 2006, $49.2 million for 2007, $48.5 million for 2008, $37.5 million for 2009 and $29.0 million for 2010.

Property, Plant and Equipment	2005	2004

Land	$108.5	$108.9
Buildings	2,419.0	2,311.0
Equipment	8,045.5	7,339.4
Construction in progress	235.8	250.0
Software	220.3	213.8
	11,029.1	10,223.1
Accumulated depreciation	(6,345.3)	(5,510.4)
	$4,683.8	$4,712.7

Depreciation expense was $1,211.4 million, $1,166.3 million and $1,157.8 million for 2005, 2004 and 2003, respectively.

The Company has a manufacturing facility in Utah that is only partially utilized.  The Utah facility had a net book value of $683.7 million as of September 1, 2005.  A portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Utah facility other than $192.1 million included in construction in progress as of September 1, 2005.  Increased utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products and the Company’s operations, cash flows and alternative capacity utilization opportunities.

As part of a restructure plan announced in the second quarter of 2003, the Company recorded impairment charges of $42.6 million in 2003 to writedown the carrying value of certain assets used in the Company’s 200mm production line in Virginia, which was shut down as part of the restructure plan.  (See “Restructure and Other Charges” note.)

Accounts Payable and Accrued Expenses	2005	2004

Accounts payable	$393.6	$419.7
Salaries, wages and benefits	167.3	171.4
Joint venture	51.4	56.8
Taxes other than income	17.1	20.7
Other	123.1	127.6
	$752.5	$796.2

Debt	2005	2004

Convertible subordinated notes payable, face amount of $632.5 million, net of fair value adjustments (as underlying on fair-value hedge) of $10.2 million and $0.4 million, interest rate of 2.5%, due February 2010	$622.3	$632.1
Subordinated notes payable, face amount of $210.0 million, net of unamortized discount of $8.5 million, stated interest rate of 6.5%, effective yield to maturity of 10.7%, due September 2005	—	201.5
Notes payable in periodic installments through July 2015, weighted average interest rate of 1.9% and 3.0%	347.5	187.1
Capital lease obligations payable in monthly installments through January 2009, weighted average imputed interest rate of 6.4% and 6.6%	197.4	77.8
	1,167.2	1,098.5
Less current portion	(147.0)	(70.6)
	$1,020.2	$1,027.9

In the third quarter of 2005, the Company entered into two yen-dominated loans aggregating 23.5 billion yen ($221.4 million), payable in semi-annual installments through 2010.  The first, a syndicated term loan for 13.5 billion yen bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.35% as of September 1, 2005) and requires the Company to maintain a deposit with the lead bank ($14.5 million as of September 1, 2005), which is included in restricted cash in the accompanying consolidated balance sheet.  The second loan for 10.0 billion yen bears interest at a fixed rate of 0.95% and is collateralized by certain equipment owned by the Company.

As of September 1, 2005, notes payable of $298.9 million denominated in Japanese yen were at a weighted average interest rate of 1.2%.

In 2005, the Company received $161.3 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $157.3 million with a weighted average imputed interest rate of 6.3%, payable in periodic installments through January 2009.

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

Certain notes payable are collateralized by property, plant and equipment with a carrying value of $302.3 million as of September 1, 2005.  Equipment under capital leases and accumulated amortization thereon were $253.8 million and $73.8 million, respectively, as of September 1, 2005, and $108.1 million and $38.0 million, respectively, as of September 2, 2004.

As of September 1, 2005, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

Fiscal year	Notes Payable	Capital Lease Obligations

2006	$93.4	$64.3
2007	86.6	49.2
2008	66.7	50.1
2009	48.2	57.8
2010	680.2	—
2011 and thereafter	4.9	—
Fair-value adjustment	(10.2)	—
Interest	—	(24.0)
	$969.8	$197.4

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (average rate of 1.99% for 2005).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the accompanying consolidated balance sheets.  Through September 1, 2005, the cumulative difference between the change in the fair value of the Swap and the change in the fair value of the Notes was de minimis.  As of September 1, 2005, the Company had pledged $34.5 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

Commitments

As of September 1, 2005, the Company had commitments of approximately $250 million for the acquisition of property, plant and equipment.  The Company leases certain facilities, equipment and software under operating leases.  Total rental expense on all operating leases was $23.4 million, $21.1 million and $24.6 million for 2005, 2004 and 2003, respectively.  Minimum future rental commitments under operating leases aggregated $60.8 million as of September 1, 2005, and are payable as follows:  $18.1 million in 2006; $8.3 million in 2007; $5.7 million in 2008; $3.0 million in 2009; $2.5 million in 2010, $23.2 million in 2011 and thereafter.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least eighty-three (four of which have been voluntarily dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin have indicated that they are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Shareholders’ Equity

Stock Rights:  On September 24, 2003, the Company received $450.0 million, which is included in additional capital in the accompanying consolidated balance sheet, from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  In conjunction with the issuance of the stock rights, the Company agreed to achieve operational objectives through May 2005, including certain levels of DDR2 production and 300mm wafer processing capacity, or be subject to monetary penalties.  The Company has achieved the DDR2 production and 300mm wafer processing milestones and, consequently, does not expect to make any payments to Intel under this agreement.  The shares issuable pursuant to the stock rights are included in weighted average common shares outstanding in the computations of earnings per share.

Common Stock Warrants:  During the fourth quarter of 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of September 1, 2005, there have been no exercises of warrants and all warrants issued remain outstanding.

Accumulated Other Comprehensive Income (Loss):  Accumulated other comprehensive income (loss), net of tax, consists of the following as of the end of the periods shown below:

	2005	2004

Foreign currency translation adjustment	$(0.1)	$(0.1)
Unrealized gain (loss) on investments	(0.2)	(0.3)
Accumulated other comprehensive income (loss)	$(0.3)	$(0.4)

Employee and Director Stock Plans

Stock Options:  As of September 1, 2005, the Company had an aggregate of 159.8 million shares of its common stock reserved for issuance under its various stock plans, of which 119.1 million shares are subject to outstanding options and 40.7 million shares are available for future grants.  Options are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options granted after June 16, 1999, are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options granted prior to June 16, 1999, are generally exercisable in increments of 20% during each year of employment beginning one year from the date of grant.  Stock options issued prior to January 19, 1998, expire six years from the date of grant; stock options issued from January 19, 1998 to September 22, 2004, expire ten years from the date of grant; stock options granted after September 22, 2004, expire six years from the date of grant.

Option activity under the Company’s stock option plans is summarized as follows:

	2005		2004		2003
	Number of shares in millions	Weighted average exercise price	Number of shares in millions	Weighted average exercise price	Number of shares in millions	Weighted average exercise price

Outstanding at beginning of year	106.4	$21.88	88.9	$24.17	80.4	$26.96
Granted	16.4	11.93	21.9	12.98	23.5	13.23
Exercised	(0.1)	6.59	(0.7)	12.44	(1.8)	14.39
Cancelled or expired	(3.6)	19.88	(3.7)	26.02	(13.2)	23.02
Outstanding at end of year	119.1	20.58	106.4	21.88	88.9	24.17

Exercisable at end of year	115.7	$20.86	55.2	$27.21	35.6	$28.32

The following table summarizes information about options outstanding as of September 1, 2005:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares in millions	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares in millions	Weighted average exercise price

$0.75 - $14.02	58.0	6.3	$12.41	54.6	$12.50
14.03 - 22.83	28.8	6.3	19.36	28.8	19.36
23.25 - 34.06	20.8	4.9	29.96	20.8	29.96
34.09 - 40.06	7.3	4.4	36.84	7.3	36.84
40.51 - 96.56	4.2	5.1	66.08	4.2	66.08
	119.1	5.9	20.58	115.7	20.86

Restricted Stock Awards:  As of September 1, 2005, there were 305,000 shares of restricted stock awards outstanding.  The fair value for the restricted shares, all of which were granted during 2005, was $12.17 at grant date.  The restrictions lapse in one-third increments during each year of employment after the grant date.

Stock Purchase Plan:  The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock through payroll deductions.  Prior to July 1, 2005, shares could be purchased at 85% of the lower of the beginning or ending closing stock prices of each quarterly offering period.  After July 1, 2005, shares can be purchased at 95% of the ending closing stock price of each offering quarterly period.  Shares can be resold when purchased.  Purchases are limited to 20% of an employee’s eligible compensation.  As of September 1, 2005, 26.3 million shares of the Company’s common stock had been issued under the ESPP and 3.2 million shares were available for future issuance under the plan.

Non-Employee Director Stock Incentive Plan:  As of September 1, 2005, 39,957 shares of the Company’s common stock had been issued under the 1998 Non-Employee Director Stock Incentive Plan (“DSIP Plan”) and 460,043 shares were reserved for future issuance under the plan.  Shares are issued under the DSIP plan as compensation to non-employee directors of the Company.

Stock-Based Compensation:  Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company’s options included in pro forma amounts are presented below:

	Stock option plan shares			Employee stock purchase plan shares
	2005	2004	2003	2005	2004	2003

Average expected life in years	4.25	5.50	5.50	0.25	0.25	0.25
Expected volatility	48%	72%	78%	33%	40%	78%
Risk-free interest rate (zero coupon U.S. Treasury note)	3.6%	3.5%	3.0%	2.1%	1.1%	1.2%
Weighted average fair value per share at date of grant:
Exercise price equal to market price	$5.10	$8.54	$9.94	—	—	—
Exercise price less than market price	—	—	—	$2.41	$3.47	$3.22
Exercise price greater than market price	4.72	8.09	9.21	—	—	—
Weighted average exercise price per share:
Exercise price equal to market price	$11.93	$12.97	$13.22	—	—	—
Exercise price less than market price	—	—	—	$9.73	$12.97	$7.92
Exercise price greater than market price	11.50	13.70	13.65	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Employee Savings Plan

The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in the Company’s common stock.  Under the plan, the Company matches in cash eligible contributions from employees up to 3% of the employee’s annual eligible earnings, or $1,500, whichever is greater.  The Company may provide additional contributions based on its financial performance.  Contribution expense for the Company’s RAM Plan was $17.6 million, $13.7 million and $12.5 million in 2005, 2004 and 2003, respectively.

Restructure and Other Charges

In 2003, the Company announced a series of cost-reduction initiatives.  The restructure plan included the shutdown of the Company’s 200mm production line in Virginia; the discontinuance of certain memory products, including SRAM and TCAM; and an approximate 10% reduction in the Company’s worldwide workforce.  In 2003, the Company recorded restructure charges of $109.2 million and other restructure-related charges of $7.1 million, including $50.7 million of equipment write-downs, $26.3 million of severance and other termination benefits and $18.6 million of intangible asset write downs.  The Company recorded net credits to restructure of $1.4 million and $22.5 million in 2005 and 2004, respectively, primarily from sales of equipment associated with the Company’s 200mm production line in Virginia.  The Company substantially completed the restructure plan and paid essentially all costs associated with the restructure plan in 2004 and 2003.

Other Operating (Income) Expense, Net

Other operating income for 2005 includes net gains on write-downs and disposals of semiconductor equipment of $12.7 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expense for 2004 includes losses of $17.2 million from changes in currency exchange rates.  Other operating income for 2004 includes $7.2 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $3.9 million on write-downs and disposals of semiconductor equipment.  Other operating expense for 2003 includes net losses on write-downs and disposals of semiconductor equipment of $41.5 million and losses of $10.7 million from changes in currency exchange rates.  Other operating expense for 2003 is net of $14.4 million in receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income (loss) before taxes and the income tax (provision) benefit consisted of the following:

	2005	2004	2003

Income (loss) before taxes:
U.S.	$107.7	$(18.8)	$(1,370.0)
Foreign	90.9	250.8	169.8
	$198.6	$232.0	$(1,200.2)

Income tax (provision) benefit:
Current:
U.S. federal	$—	$—	$—
State	(3.3)	(0.3)	(0.8)
Foreign	(17.5)	(11.9)	(4.4)
	(20.8)	(12.2)	(5.2)

Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	10.2	(62.6)	(67.8)
	10.2	(62.6)	(67.8)
Income tax (provision)	$(10.6)	$(74.8)	$(73.0)

A reconciliation between income tax (provision) computed using the U.S. federal statutory rate and the Company’s income tax (provision) is as follows:

	2005	2004	2003

U.S. federal income tax (provision) benefit at statutory rate	$(69.5)	$(81.2)	$420.1
State taxes, net of federal benefit	6.3	(8.7)	37.3
Foreign operations	8.6	(43.9)	(21.2)
Change in valuation allowance	(7.2)	(10.6)	(558.8)
Tax credits	28.3	7.4	16.1
Export sales benefit	16.5	15.9	2.2
Resolution of tax matters	—	37.4	18.9
Other	6.4	8.9	12.4
Income tax provision	$(10.6)	$(74.8)	$(73.0)

State taxes reflect investment tax credits of $13.7 million, $9.1 million and $16.8 million for 2005, 2004 and 2003, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2005	2004

Deferred tax assets:
Net operating loss and credit carryforwards	$1,202.0	$1,237.7
Deferred revenue	75.7	13.1
Accrued compensation	39.7	33.9
Inventories	32.6	46.3
Accounts payable	24.5	21.4
Accrued product and process technology	11.5	11.2
Other	88.5	88.2
Gross deferred tax assets	1,474.5	1,451.8
Less valuation allowance	(1,028.9)	(1,004.3)
Deferred tax assets	445.6	447.5

Deferred tax liabilities:
Excess tax over book depreciation	(315.0)	(331.2)
Unremitted earnings on certain subsidiaries	(49.4)	(43.6)
Product and process technology	(38.6)	(31.6)
Other	(16.4)	(23.2)
Deferred tax liabilities	(419.4)	(429.6)

Net deferred tax assets	$26.2	$17.9

Reported as:
Current deferred tax assets	$31.5	$18.5
Long-term deferred tax assets	29.9	41.4
Long-term deferred tax liabilities	(35.2)	(42.0)

Net deferred tax assets	$26.2	$17.9

The Company currently records a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of September 1, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credit carryforwards of $140.7 million.  The Company also has unused state tax net operating loss carryforwards of $1.7 billion and unused state tax credits of $137.5 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2025.

The changes in valuation allowance of $24.6 million and $11.2 million in 2005 and 2004, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.  The change in the valuation allowance in 2005 and 2004 includes $1.7 million and $2.3 million, respectively, for stock plan deductions, which will be credited to additional capital if realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $657.2 million have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Earnings (Loss) Per Share

	2005	2004	2003

Net income (loss)	$188.0	$157.2	$(1,273.2)
Redeemable common stock accretion	—	(0.5)	(6.3)
Redeemable common stock fair value adjustment	—	(0.4)	—
Net income (loss) available to common shareholders – Basic	188.0	156.3	(1,279.5)
Net effect of assumed conversion of debt	14.5	—	—
Net income (loss) available to common shareholders – Diluted	$202.5	$156.3	$(1,279.5)

Weighted average common shares outstanding – Basic	647.7	641.5	607.5
Net effect of dilutive stock options and assumed conversion of debt	54.3	4.2	—
Weighted average common shares outstanding – Diluted	702.0	645.7	607.5

Earnings (loss) per share:
Basic	$0.29	$0.24	$(2.11)
Diluted	0.29	0.24	(2.11)

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

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2005	2004	2003

Employee stock plans	117.4	62.8	88.9
Convertible subordinated notes payable	—	53.7	53.7
Common stock warrants	29.1	29.1	29.1

Joint Venture

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of September 1, 2005, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.  Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” TECH does not qualify for consolidation.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $651.9 million, $453.8 million and $318.2 million for 2005, 2004 and 2003, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $11.7 million, $11.8 million and $9.6 million for 2005, 2004 and 2003, respectively.  Receivables from TECH were $24.0 million and payables to TECH were $51.4 million as of September 1, 2005.  Receivables from TECH were $23.8 million and payables to TECH were $56.8 million as of

September 2, 2004.  TECH supplied approximately 25% of the total megabits of memory produced by the Company in 2005.  As of September 1, 2005, the Company had intangible assets with a net book value of $50.3 million relating to the supply arrangement to purchase product from TECH.

Geographic Information

Geographic net sales based on customer location were as follows:

	2005	2004	2003

United States	$1,657.4	$1,789.2	$1,342.8
Europe	906.3	863.7	612.4
Asia Pacific	899.9	632.9	390.5
China	775.0	559.8	346.4
Japan	380.0	354.8	260.1
Other	261.6	203.8	139.1
	$4,880.2	$4,404.2	$3,091.3

Net property, plant and equipment by geographic area was as follows:

	2005	2004

United States	$3,677.1	$3,514.2
Japan	378.9	460.1
Italy	358.6	457.7
Singapore	261.1	272.0
Other	8.1	8.7
	$4,683.8	$4,712.7

Quarterly Financial Information (Unaudited)

(Amounts in millions except per share amounts)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,260.3	$1,307.9	$1,054.2	$1,257.8
Gross margin	423.0	354.0	86.6	282.2
Operating income (loss)	174.9	126.4	(130.1)	46.3
Net income (loss)	154.9	117.9	(127.9)	43.1

Diluted earnings (loss) per share	$0.23	$0.17	$(0.20)	$0.07

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,107.2	$991.0	$1,116.8	$1,189.2
Gross margin	286.0	248.2	387.9	392.6
Operating income (loss)	21.7	(7.1)	109.7	125.4
Net income (loss)	1.1	(28.3)	90.9	93.5

Diluted earnings (loss) per share	$0.00	$(0.04)	$0.13	$0.14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Micron Technology, Inc.

We have completed an integrated audit of Micron Technology, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 1, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index on page 27 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 1, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 1, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California November 3, 2005

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Internal control over financial reporting cannot provide absolute assurance regarding the prevention or detection of misstatements because of inherent limitations.  These inherent limitations are known by management and considered in the design of the Company’s internal control over financial reporting which reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 1, 2005.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 1, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in part II, Item 8 of this Form 10-K.

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

Item 11.                Executive Compensation

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.                Certain Relationships and Related Transactions

Item 14.                Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 1, 2005, and is incorporated herein by reference.

PART IV

Item 15.                Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.               Financial Statements:  See Index to Consolidated Financial Statements under Item 8.

2.               Financial Statements Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

3.               Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.7	Bylaws of the Registrant, as amended (2)

4.9	Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008 (the “Warrants”) (3)

4.12	Indenture dated February 4, 2003, between the Registrant and Wells Fargo Bank for 2.5% Convertible Subordinated Notes Due February 1, 2010 (4)

4.13	Securities Purchase Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)

4.14	Stock Rights Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (5)

10.82	Form of Indemnification Agreement between the Registrant and its officers and directors (6)

10.91	Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (7)

10.110	1994 Stock Option Plan (8)

10.111	Executive Bonus Plan (9)

10.112	Form of Severance Agreement between the Company and its officers (10)

10.120	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (11)

10.128	Nonstatutory Stock Option Plan (12)

10.129	1997 Nonstatutory Stock Option Plan (13)

10.130	Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)

10.131	Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option Plan (8)

10.132	1998 Nonstatutory Stock Option Plan (13)

10.133	Rendition, Inc. 1994 Equity Incentive Plan (14)

10.134	Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan (14)

10.139	1989 Employee Stock Purchase Plan (15)

10.140	1998 Non-Employee Director Stock Incentive Plan (16)

10.141	Registration Rights Agreement dated February 4, 2003, among the Registrant, Goldman, Sachs & Co. and Lehman Brothers Inc. (4)

Exhibit	Description

10.142	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (17)

10.144	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants (3)

10.145	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants (3)

10.146	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants (3)

10.151	2001 Stock Option Plan (18)

10.152	2002 Employment Inducement Stock Option Plan (18)

10.153*	Business Agreement, dated September 24, 2003, between the Registrant and Intel Corporation (5)

10.154	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Registrant and Intel Capital (5)

10.155	2004 Equity Incentive Plan (15)

10.156	Executive Officer Performance Incentive Plan (19)

10.157	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (15)

10.158	1994 Stock Option Plan Form of Agreement and Terms and Conditions (15)

10.159	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (15)

10.160	Form of Agreement relating to the Company’s 2001 Stock Option Plan (20)

21.1	Subsidiaries of the Registrant

23.1	Consent of Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2005

(3)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2001

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 2003

(5)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2003

(6)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(7)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989

(8)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)

(9)	Incorporated by reference to Proxy Statement for the 1999 Annual Meeting of Shareholders

(10)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 2, 2004

(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997

(12)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)

(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002

(14)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998

(18)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2004

(20)	Incorporated by reference to Current Report on Form 8-K filed on April 6, 2005

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 3rd day of November 2005.

Micron Technology, Inc.

By:	/s/ W. G. STOVER, JR.
W. G. Stover, Jr.,
Vice President of Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. APPLETON	Chairman of the Board,	November 3, 2005
(Steven R. Appleton)	Chief Executive Officer
and President (Principal
Executive Officer)

/s/ W. G. STOVER, JR.	Vice President of Finance,	November 3, 2005
(W. G. Stover, Jr.)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ JAMES W. BAGLEY	Director	November 3, 2005
(James W. Bagley)

/s/ MERCEDES JOHNSON	Director	November 3, 2005
(Mercedes Johnson)

/s/ ROBERT A. LOTHROP	Director	November 3, 2005
(Robert A. Lothrop)

/s/ LAWRENCE N. MONDRY	Director	November 3, 2005
(Lawrence N. Mondry)

/s/ GORDON C. SMITH	Director	November 3, 2005
(Gordon C. Smith)

/s/ WILLIAM P. WEBER	Director	November 3, 2005
(William P. Weber)

Schedule II

MICRON TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Doubtful Accounts
Year ended September 1, 2005	$1.9	$0.5	$(0.3)	$2.1
Year ended September 2, 2004	4.8	0.9	(3.8)	1.9
Year ended August 28, 2003	6.2	(0.5)	(0.9)	4.8

Allowance for Obsolete Inventory
Year ended September 1, 2005	$26.4	$26.4	$(29.1)	$23.7
Year ended September 2, 2004	21.4	27.6	(22.6)	26.4
Year ended August 28, 2003	27.1	31.3	(37.0)	21.4

Deferred Tax Asset Valuation Allowance
Year ended September 1, 2005	$1,004.3	$7.2	$17.4	$1,028.9
Year ended September 2, 2004	993.1	10.6	0.6	1,004.3
Year ended August 23, 2003	431.5	558.8	2.8	993.1

The allowance for obsolete inventory excludes any charges for write-downs of work in process and finished goods inventories to their estimated market values.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”