Form 10-Q
period 2005-12-01
MICRON TECHNOLOGY INC
filed 2006-01-10
CIK 723125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2005

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

The number of outstanding shares of the registrant’s common stock as of January 5, 2006, was 618,802,878.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended
	December 1, 2005	December 2, 2004

Net sales	$1,361.8	$1,260.3
Cost of goods sold	1,050.7	837.3
Gross margin	311.1	423.0

Selling, general and administrative	95.3	86.8
Research and development	165.5	148.4
Other operating (income) expense, net	(12.1)	12.9
Operating income	62.4	174.9

Interest income	10.8	5.7
Interest expense	(10.5)	(10.2)
Other non-operating income (expense), net	0.1	(1.3)
Income before taxes	62.8	169.1

Income tax (provision)	(0.2)	(14.2)
Net income	$62.6	$154.9

Earnings per share:
Basic	$0.10	$0.24
Diluted	0.09	0.23

Number of shares used in per share calculations:
Basic	650.1	646.0
Diluted	707.1	700.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except par value amounts)

(Unaudited)

As of	December 1, 2005	September 1, 2005

Assets
Cash and equivalents	$661.1	$524.5
Short-term investments	716.3	765.9
Receivables	805.3	794.4
Inventories	682.3	771.5
Prepaid expenses	54.7	37.8
Deferred income taxes	22.2	31.5
Total current assets	2,941.9	2,925.6
Intangible assets, net	255.9	260.2
Property, plant and equipment, net	4,676.6	4,683.8
Deferred income taxes	35.7	29.9
Restricted cash	49.4	50.2
Other assets	50.0	56.7
Total assets	$8,009.5	$8,006.4

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$721.0	$752.5
Deferred income	31.6	30.3
Equipment purchase contracts	78.5	48.8
Current portion of long-term debt	146.2	147.0
Total current liabilities	977.3	978.6
Long-term debt	960.9	1,020.2
Deferred income taxes	31.0	35.2
Other liabilities	116.8	125.6
Total liabilities	2,086.0	2,159.6

Commitments and contingencies

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 618.4 million and 616.2 million shares	61.8	61.6
Additional capital	4,721.9	4,707.4
Retained earnings	1,140.7	1,078.1
Accumulated other comprehensive loss	(0.5)	(0.3)
Treasury stock, at cost, 25,212 shares	(0.4)	—
Total shareholders’ equity	5,923.5	5,846.8
Total liabilities and shareholders’ equity	$8,009.5	$8,006.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Three months ended	December 1, 2005	December 2, 2004

Cash flows from operating activities
Net income	$62.6	$154.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303.4	313.7
Stock-based compensation	3.8	—
Noncash restructure and other charges (benefits)	—	(1.7)
Loss (gain) from write-down or disposition of equipment	(0.2)	5.2
Loss from write-down or disposition of investments	0.2	0.6
Change in operating assets and liabilities:
Increase in receivables	(10.9)	(89.3)
(Increase) decrease in inventories	89.1	(127.2)
Increase in accounts payable and accrued expenses	16.0	26.6
Deferred income taxes	(4.3)	6.2
Other	(34.5)	2.4
Net cash provided by operating activities	425.2	291.4

Cash flows from investing activities
Purchases of available-for-sale securities	(478.4)	(459.3)
Expenditures for property, plant and equipment	(268.7)	(359.4)
Proceeds from maturities of available-for-sale securities	530.3	463.4
Proceeds from sales of property, plant and equipment	5.4	3.8
(Increase) decrease in restricted cash	0.7	(0.1)
Proceeds from sales of available-for-sale securities	—	10.0
Other	(8.6)	(8.5)
Net cash used for investing activities	(219.3)	(350.1)

Cash flows from financing activities
Repayments of debt	(49.5)	(46.8)
Payments on equipment purchase contracts	(30.7)	(93.8)
Proceeds from issuance of common stock	10.9	9.3
Proceeds from equipment sale-leaseback transactions	—	24.9
Other	—	(0.2)
Net cash used for financing activities	(69.3)	(106.6)

Net increase (decrease) in cash and equivalents	136.6	(165.3)
Cash and equivalents at beginning of period	524.5	486.1
Cash and equivalents at end of period	$661.1	$320.8

Supplemental disclosures
Income taxes paid, net	$(1.6)	$(2.2)
Interest paid, net of amounts capitalized	(10.3)	(12.8)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	62.1	101.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tabular dollar amounts in millions except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The Company has two reportable segments, Memory and Imaging.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2006 and 2005 ended on December 1, 2005 and December 2, 2004, respectively.  The Company’s fiscal 2005 ended on September 1, 2005.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 1, 2005.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 prior to the end of 2006.  The Company does not expect the adoption of Interpretation No. 47 to have a significant impact on the Company’s future results of operations or financial condition.

Stock-based compensation:  Effective the beginning of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  For stock awards granted in 2006, expenses are amortized under the straight-line attribution method.  For stock awards granted prior to 2006, expenses are amortized under the multiple option method prescribed by FASB Interpretation No. 28.  Previously reported amounts have not been restated.

Supplemental Balance Sheet Information

Receivables	December 1, 2005	September 1, 2005

Trade receivables	$737.6	$719.7
TECH joint venture	25.2	24.0
Taxes other than income	9.5	24.0
Income taxes	8.2	8.6
Other	27.7	20.2
Allowance for doubtful accounts	(2.9)	(2.1)
	$805.3	$794.4

Inventories	December 1, 2005	September 1, 2005

Finished goods	$212.1	$271.1
Work in process	358.3	395.1
Raw materials and supplies	136.1	129.0
Allowance for obsolescence	(24.2)	(23.7)
	$682.3	$771.5

	December 1, 2005		September 1, 2005
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$392.8	$(187.1)	$384.6	$(177.7)
TECH joint venture supply arrangement	105.0	(57.6)	105.0	(54.7)
Other	5.3	(2.5)	5.3	(2.3)
	$503.1	$(247.2)	$494.9	$(234.7)

During the first quarter of 2006 and 2005, the Company capitalized $8.7 million and $7.8 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Amortization expense for intangible assets was $13.0 million and $12.5 million for the first quarter of 2006 and 2005, respectively.  Annual amortization expense for intangible assets held as of December 1, 2005, is estimated to be $51.8 million for 2006, $50.1 million for 2007, $49.4 million for 2008, $38.4 million for 2009 and $29.9 million for 2010.

Property, Plant and Equipment	December 1, 2005	September 1, 2005

Land	$108.5	$108.5
Buildings	2,432.8	2,419.0
Equipment	8,256.5	8,045.5
Construction in progress	243.2	235.8
Software	229.4	220.3
	11,270.4	11,029.1
Accumulated depreciation	(6,593.8)	(6,345.3)
	$4,676.6	$4,683.8

Depreciation expense was $292.4 million and $299.6 million for the first quarter of 2006 and 2005, respectively.

The Company has a manufacturing facility in Utah that is only partially utilized.  The Utah facility had a net book value of $671.9 million as of December 1, 2005.  A portion of the Utah facility is being used for component test operations.  The Company is depreciating substantially all assets at the Utah facility other than $191.8 million included in construction in progress as of December 1, 2005.  As part of the transaction to form the IM Flash Technologies, LLC joint venture (“IMFT”), the Company will contribute certain land and its facility in Utah to IMFT in the second quarter of 2006.  (See “Joint Ventures – IM Flash Technologies, LLC” note.)

Accounts Payable and Accrued Expenses	December 1, 2005	September 1, 2005

Accounts payable	$357.2	$393.6
Salaries, wages and benefits	153.7	167.3
TECH joint venture	69.6	51.4
Taxes other than income	20.2	17.1
Other	120.3	123.1
	$721.0	$752.5

Debt	December 1, 2005	September 1, 2005

Convertible subordinated notes payable, face amount of $632.5 million, net of fair value adjustments (as underlying on fair-value hedge) of $(1.1) million and $10.2 million, interest rate of 2.5%, due February 2010	$633.6	$622.3
Notes payable in periodic installments through June 2015, weighted average interest rate of 1.9%	286.9	347.5
Capital lease obligations payable in monthly installments through January 2009, weighted average imputed interest rate of 6.4%	186.6	197.4
	1,107.1	1,167.2
Less current portion	(146.2)	(147.0)
	$960.9	$1,020.2

As of December 1, 2005, notes payable in the above table include $245.2 million, denominated in Japanese yen, were at weighted average interest rates of 1.2%.

Interest Rate Swap:  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the fixed interest rate on the Company’s 2.5% Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points (3.22% for the first quarter of 2006 and 1.49% since inception).  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company measures the effectiveness of the Swap using regression analysis.  The Company recognizes changes in the fair value of the Swap and changes in the fair value of the Notes since inception of the Swap in the accompanying consolidated balance sheets.  For the first quarter of 2006, the Company recognized a net gain of $0.1 million, which is included in other non-operating income, representing the difference between the change in the fair value of the Notes and the change in the fair value of the Swap.  As of December 1, 2005, the Company had pledged $34.8 million as collateral for the Swap which is included in restricted cash in the accompanying consolidated balance sheet.  The amount of collateral fluctuates based on the fair value of the Swap.  The Swap will terminate if the closing price of the Company’s common stock is at or exceeds $14.15 after February 6, 2006.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least eighty-four (six of which have been voluntarily dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company has been served with civil investigative demands or subpoenas issued by five of the state Attorneys General and is responding to those requests.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Stock Plans

As of December 1, 2005, the Company had an aggregate of 167.3 million shares of its common stock reserved for issuance under its various stock plans, of which 118.0 million shares were subject to outstanding options and 49.3 million shares were available for future grants of stock awards.  Options are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:   Stock options granted after June 16, 1999, are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options granted prior to June 16, 1999, are generally exercisable in increments of 20% during each year of employment beginning one year from the date of grant.  Stock options issued prior to January 19, 1998, and after September 22, 2004, expire six years from the date of grant.  All other options expire ten years from date of grant.

Option activity is summarized as follows:

	Number of shares (in millions)	Weighted average exercise price per share	Weighed average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at September 1,2005	119.1	$20.58
Granted	0.5	13.25
Exercised	(0.8)	12.21
Cancelled or expired	(0.8)	23.21
Outstanding at December 1, 2005	118.0	20.59	5.6	$105.4

Exercisable at December 1, 2005	114.2	$20.90	5.6	$93.9

The weighted average grant-date fair value of options granted during the first quarter of 2006 and 2005 was $5.66 and $5.11, respectively.  The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $1.2 million and $0.1 million, respectively.

Changes in the Company’s nonvested options for the first quarter of 2006 are summarized as follows:

	Number of shares (in millions)	Weighted average grant date fair value per share

Nonvested at September 1, 2005	3.4	$5.94
Granted	0.5	5.66
Vested	(0.1)	5.61
Cancelled	(0.0)	5.24
Nonvested at December 1, 2005	3.8	5.91

As of December 1, 2005, there was $10.6 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility.  The expected term of options granted is based on analyses of historical employee termination rates and option exercises.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended
	December 1, 2005	December 2, 2004

Stock plans:
Average expected life in years	4.25	3.00
Expected volatility	48%	58%
Risk-free interest rate (zero coupon U.S. Treasury note)	3.9%	2.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock Awards:   As of December 1, 2005, there were 1.6 million shares of restricted stock awards outstanding, of which 0.6 million shares were performance-based restricted stock awards.  For service-based restricted awards, restrictions lapse in one-third increments during each year of employment after the grant date.  For performance-based restricted stock awards, vesting is contingent upon meeting a certain performance goal.

Restricted stock award activity is summarized as follows:

	Number of shares (in millions)	Weighted average remaining contractual life (in years)	Aggregate value

Outstanding at September 1,2005	0.3
Granted	1.4
Exercised	(0.1)
Cancelled or expired	(0.0)
Outstanding at December 1, 2005	1.6	2.7	$22.2

The weighted average grant-date fair value of restricted stock awards granted during the first quarter of 2006 and 2005 was $12.21 and $12.17, respectively.  The total value of awards for which restrictions lapsed during the first quarter of 2006 was $1.5 million.

As of December 1, 2005, there was $17.0 million of total unrecognized compensation cost, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock-Based Compensation Expense:  Total compensation cost for the Company’s stock plans in the first quarter of 2006 was $3.8 million, of which $0.4 million was capitalized and remained in inventory at the end of the first quarter of 2006.  Stock compensation costs in the first quarter of 2006 consisted of $2.2 million from stock options and $1.6 million from restricted stock awards.  Cost of goods sold; selling, general and administrative expense; and research and development expense in the first quarter of 2006 include stock-based compensation of $0.6 million, $2.0 million and $0.8 million, respectively.  As of December 1, 2005, $27.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.3 years.

Through 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the first quarter of 2005:

Quarter ended	December 2, 2004

Net income available to common shareholders	$154.9
Stock-based employee compensation expense included in reported net income, net of tax	0.1
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(43.9)
Pro forma net income available to common shareholders	$111.1

Earnings per share:
Basic, as reported	$0.24
Basic, pro forma	0.17

Diluted, as reported	$0.23
Diluted, pro forma	0.16

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the first quarter of 2006 includes net gains of $11.9 million from changes in currency exchange rates.  Other operating expense for the first quarter of 2005 includes net losses of $19.6 million from changes in currency exchange rates and is net of $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of December 1, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credit carryforwards of $147.5 million.  The Company also has unused state tax net operating loss carryforwards of $1.8 billion and unused state tax credits of $140.7 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.  The Company anticipates utilizing approximately $1.0 billion of its U.S. and state net operating loss carryforwards as a result of the IMFT transaction.  (See “Joint Ventures” – IM Flash Technologies, LLC” note.)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 102.5 million for the first quarter of 2006 and 145.5 million for the first quarter of 2005.

	Quarter ended
	December 1, 2005	December 2, 2004

Net income available to common shareholders – Basic	$62.6	$154.9
Net effect of assumed conversion of debt	3.6	3.4
Net income available to common shareholders – Diluted	66.2	158.3

Weighted average common shares outstanding – Basic	650.1	646.0
Net effect of dilutive stock options and assumed conversion of debt	57.0	54.5
Weighted average common shares outstanding – Diluted	707.1	700.5

Earnings per share:
Basic	$0.10	$0.24
Diluted	0.09	0.23

Comprehensive Income

Comprehensive income for the first quarter of 2006 was $62.4 million and included $0.2 million net of tax of unrealized losses on investments.  Comprehensive income for the first quarter 2005 was $154.7 million and included $0.2 million net of tax of unrealized losses on investments.

Joint Ventures

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  As of December 1, 2005, the Company had a 39.12% ownership interest in TECH.  Significant financing, investment and operating decisions for TECH typically require approval from TECH’s Board of Directors.  The shareholders’ agreement for the TECH joint venture expires in 2011.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  All of these transactions with TECH are recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $139.9 million and $144.5 million for the first quarter of 2006 and 2005, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.9 million and $3.0 million for the first quarter of 2006 and 2005, respectively.  Receivables from TECH were $25.2 million and payables to TECH were $69.6 million as of December 1, 2005.  Receivables from TECH were $24.0 million and payables to TECH were $51.4 million as of September 1, 2005.  TECH supplied approximately 20% of the total megabits of memory produced by the Company in the first quarter of 2006.  As of December 1, 2005, the Company had intangible assets with a net book value of $47.4 million relating to the supply arrangement to purchase product from TECH.

Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” TECH does not qualify for consolidation.  In November 2005, TECH entered into a $400 million financing arrangement.  A condition of drawing on the financing arrangement is that the partners in TECH contribute an aggregate of $250 million additional capital to TECH.  The Company expects to contribute an additional $125 million to TECH in the third quarter of 2006.  Depending on the capital contributions by the other partners in TECH, the Company’s interest in TECH may increase such that TECH’s financial results would be included in the consolidated financial statements of the Company.

IM Flash Technologies, LLC:    On January 6, 2006, the Company and Intel Corporation (“Intel”) closed the transaction related to IM Flash Technologies, LLC (“IMFT”), a joint venture limited liability company that will manufacture NAND Flash memory products.  In connection therewith, the Company contributed assets valued at $995 million and will contribute $250 million in cash in the second quarter of 2006.  Intel contributed $1,196 million in cash and notes to IMFT.  As a result of these contributions, the Company will own 51% and Intel will own 49% of IMFT.  Subject to certain conditions, the parties will make additional contributions of approximately $1.4 billion over the next three years and intend to make additional investments as appropriate to support the growth of the operation.  The parties will share the output of IMFT generally in proportion to their investment in IMFT.  Additionally, research and development costs for NAND Flash process development will initially be shared equally among the Company and Intel.  IMFT’s financial results will be included in the consolidated financial statements of the Company.

IMFT will manufacture NAND Flash memory products pursuant to Intel-owned NAND Flash designs developed by the Company and Intel and licensed to the Company.  Initially, IMFT will obtain its sole supply of products from the Company pursuant to a wafer supply agreement with the Company in connection with the Company’s operations located in Boise, Idaho.  As a part of the Company’s capital contributions described above, the Company contributed a lease of approximately 50% of its facility in Manassas, Virginia, and certain land and its facility in Lehi, Utah, to IMFT.

Simultaneously with the closing of the joint venture transaction, Micron sold to Intel its existing NAND Flash memory technology and designs for $270 million and acquired a perpetual, paid-up license to use and modify such designs.

Upon the closing of the joint venture transaction, the Company became obligated to provide certain NAND Flash memory products to Apple Computer Inc. (“Apple”) until December 31, 2010.  The Company agreed to supply Apple with a significant portion of the Company’s share of IMFT’s NAND Flash memory output for which Apple will make a prepayment to the Company of $250 million.

Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.  Prior to the first quarter of 2006, the Company had a single reportable segment.  The information below represents the Company’s reportable segments as of December 1, 2005.

	Quarter ended
	December 1,	December 2,
	2005	2004

Net sales:
Memory	$1,208.0	$1,209.4
Imaging	153.8	50.9
Total consolidated net sales	$1,361.8	$1,260.3

Operating income:
Memory	$21.1	$184.0
Imaging	41.3	(9.1)
Total consolidated operating income	$62.4	$174.9

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocations of wafer starts to these products; in “IM Flash Technologies, LLC” regarding NAND Flash production in the second quarter of 2006; in “Net Sales” regarding increases in production of DDR2 and revenue from sales of Imaging products; in “Selling, General and Administrative” regarding increased SG&A expenses as a result of IMFT; in “Research and Development” regarding expected quarterly R&D costs for 2006; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Income Taxes” regarding future provisions for income taxes and utilization of the Company’s operating loss carryforwards as a result of the IMFT transaction; and in “Liquidity and Capital Resources” regarding capital spending in 2006 and  future capital contributions to IMFT and TECH.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 1, 2005.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  Unless otherwise stated, all production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor devices, principally DRAM, NAND Flash, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still cameras and MP3 players.  The Company’s customers are principally original equipment manufacturers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified semiconductor product portfolio, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development efforts.

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s standardized DRAM products.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide these products that are differentiated from competitors’ products based on performance characteristics.  In the first quarter of 2006, specialty memory products, NAND Flash products and CMOS image sensors constituted approximately 45% of the Company’s net sales.  The Company expects that the markets for these products will grow more rapidly in the near term than the overall semiconductor market.  The Company plans to allocate an increasing portion of its manufacturing capacity to support these products and expand its market position in 2006.  The Company believes that the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to obtain the highest rate of return.

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

In order to maximize returns from investments in research and development (“R&D”), the Company develops process technology that effectively reduces production costs and leverages the Company’s capital expenditures.  To be successfully incorporated in customers’ end products, the Company must offer qualified semiconductor solutions at a time when customers are developing their design specifications for their end products.  This is especially true for specialty memory products and CMOS image sensors, which are required to demonstrate advanced functionality and performance well ahead of a planned ramp of production to commercial volumes.  In addition, DRAM and NAND Flash products often incorporate highly advanced design and process technologies that are difficult to manufacture.  The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies.

IM Flash Technologies, LLC

On January 6, 2006, the Company and Intel Corporation (“Intel”) closed the transaction related to IM Flash Technologies, LLC (“IMFT”), a joint venture limited liability company that will manufacture NAND Flash memory products.  In connection therewith, the Company contributed assets valued at $995 million and will contribute $250 million in cash in the second quarter of 2006.  Intel contributed $1,196 million in cash and notes to IMFT.  As a result of these contributions, the Company will own 51% and Intel will own 49% of IMFT.  Subject to certain conditions, the parties will make additional contributions of approximately $1.4 billion over the next three years and intend to make additional investments as appropriate to support the growth of the operation.  The parties will share the output of IMFT generally in proportion to their investment in IMFT.  Additionally, research and development costs for NAND Flash process development will initially be shared equally among the Company and Intel.  IMFT’s financial results will be included in the consolidated financial statements of the Company.

IMFT will manufacture Intel-owned NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  Initially, IMFT will obtain its sole supply of products from the Company pursuant to a wafer supply agreement with the Company in connection with the Company’s operations located in Boise, Idaho.  As a part of the Company’s capital contributions described above, the Company contributed a lease of approximately 50% of its facility in Manassas, Virginia, and certain land and its facility in Lehi, Utah, to IMFT.  The Company expects that its NAND Flash production growth will be limited until the second half of 2006 when additional capacity is brought online by IMFT.

Simultaneously with the closing of the joint venture transaction, Micron sold to Intel its existing NAND Flash memory technology and designs for $270 million and acquired a perpetual, paid-up license to use and modify such designs.

Upon the closing of the joint venture transaction, the Company became obligated to provide certain NAND Flash memory products to Apple Computer Inc. (“Apple”) until December 31, 2010.  The Company agreed to supply Apple with a significant portion of the Company’s share of IMFT’s NAND Flash memory output for which Apple will make a prepayment to the Company of $250 million.

Results of Operations

	First Quarter				Fourth Quarter
	2006	% of net sales	2005	% of net sales	2005	% of net sales

Net sales:
Memory	$1,208.0	88.7%	$1,209.4	96.0%	$1,144.3	91.0%
Imaging	153.8	11.3%	50.9	4.0%	113.5	9.0%
	$1,361.8	100.0%	$1,260.3	100.0%	$1,257.8	100.0%

Gross margin:
Memory	$237.7	19.7%	$409.7	33.9%	$224.5	19.6%
Imaging	73.4	47.7%	13.3	26.1%	57.7	50.8%
	$311.1	22.8%	$423.0	33.6%	$282.2	22.4%

SG&A	$95.3	7.0%	$86.8	6.9%	$88.0	7.0%
R&D	165.5	12.2%	148.4	11.8%	150.5	12.0%
Net income	62.6	4.6%	154.9	12.3%	43.1	3.4%

The Company’s two reportable segments are Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary product is CMOS image sensors.

Net Sales

Total net sales for the first quarter of 2006 increased 8% as compared to the fourth quarter of 2005 due to a 5% increase in Memory sales and 36% increase in Imaging sales.  The Company was able to achieve increases in sales for both segments despite declining average selling prices as a result of increases in sales volume facilitated by increases in production.  Memory sales were 89% of total net sales in the first quarter of 2006 compared to 91% in the fourth quarter of 2005 and 96% in the first quarter of 2005.  Imaging sales have grown rapidly in recent quarters and have represented an increasing portion of the Company’s total net sales.  Total net sales for the first quarter of 2006 increased 8% as compared to the first quarter of 2005 primarily due to an increase in Imaging sales.

Memory:  Memory sales for the first quarter of 2006 increased by 5% as compared to the fourth quarter of 2005 primarily due to an 11% increase in megabits sold partially offset by a 5% decrease in the overall average selling price per megabit.  Megabit production increased 7% in the first quarter of 2006 as compared to the fourth quarter of 2005 primarily due to production efficiencies resulting from improvements in product and process technologies.  The increase in megabit production in the first quarter of 2006 was achieved despite an increase in wafer starts allocated to the Company’s Imaging segment.  Megabits in finished goods inventory decreased 13% in the first quarter of 2006 as megabit sales exceeded production.

The decline in per megabit average selling prices for the first quarter of 2006 reflects continued oversupply for certain DRAM products, particularly DDR2, as the transition in industry demand from DDR to DDR2 products has been slower than previously expected.  DDR and DDR2 products were 32% and 21%, respectively, of total net sales in the first quarter of 2006.  The decline in per megabit average selling prices for the first quarter of 2006 was partially mitigated by a continued shift in the Company’s product mix to a higher concentration of specialty memory products, such as SDRAM, PSRAM and Mobile DRAM, that obtained significantly higher per megabit prices than DDR and DDR2 products.  The Company expects to continue shifting production from DDR to DDR2 products in future periods as market demand transitions to DDR2 products.

Memory sales for the first quarter of 2006 increased slightly as compared to the first quarter of 2005 primarily due to an 88% increase in megabits sold, partially offset by a 46% decrease in the overall average selling price per megabit for the Company’s Memory products.  Megabit production increased 73% in the first quarter of 2006 as compared to the first quarter of 2005, primarily due to production efficiencies resulting from improvements in product and process technologies.  The Company’s shift in product mix to specialty memory products from DDR and DDR2 products partially mitigated the decline in average selling prices for DDR and DDR2 products.  This benefit was partially offset by a shift from DDR to DDR2 products, as average selling prices per megabit for DDR2 products were significantly lower than for DDR products in the first quarter of 2006.  DDR and DDR2 products were 47% and 10%, respectively, of the Company’s total net sales in the first quarter of 2005.

Imaging:  Imaging sales for the first quarter of 2006 increased by 36% as compared to the fourth quarter of 2005 primarily due to a 57% increase in unit sales partially offset by a 14% decrease in the average selling price per unit for the Company’s Imaging products.  The growth in unit sales for the first quarter of 2006 reflects increased production and strong demand for the Company’s Imaging products.  Production increased due to the allocation of more wafers to the manufacture of Imaging products as well as improvements in manufacturing efficiency.  Imaging sales were 11% of the Company’s total net sales in the first quarter of 2006.  Imaging sales for the first quarter of 2006 increased by 202% as compared to the first quarter of 2005 primarily due to a 266% increase in unit sales partially offset by a 17% decrease in the average selling price per unit for the Company’s Imaging products.  Due to strong demand for the Company’s products and the planned introduction of new products, the Company expects that revenue from Imaging products will continue to grow in future periods as additional manufacturing capacity is allocated to the production of these products.

Gross Margin

The Company’s overall gross margin percentage for the first quarter of 2006 of 23% was slightly higher than the gross margin percentage for the fourth quarter of 2005.  The Company was able to offset declines in average selling prices with reductions in product costs and, to a lesser extent, a shift in product mix to higher margin products.  The Company’s overall gross margin percentage for the first quarter of 2006 declined from 34% for the first quarter of 2005 primarily due to significant declines in average selling prices for Memory products that were only partially offset by cost reductions and shifts in product mix to higher margin products.

Memory:  The Company’s gross margin for Memory products for the first quarter of 2006 of 20% was relatively stable as compared to the fourth quarter of 2005, as a 5% decrease in the average selling price per megabit was offset by a decrease in per megabit cost of goods sold.  The Company’s Memory gross margins benefited from an increase in sales of NAND Flash and specialty memory products, which had significantly higher margins than DDR and DDR2 products.  The shift to NAND Flash and specialty memory products offset a decline in gross margins for the Company’s DDR2 products, which experienced significant pricing pressure.  The Company’s overall cost of goods sold per megabit for the first quarter of 2006 declined from the fourth quarter of 2005 primarily due to manufacturing efficiencies achieved from improved product yields and an increase in production utilizing the Company’s 110nm and 95nm process technology.

The Company’s gross margin percentage for Memory products in the first quarter of 2006 declined as compared to 34% for the first quarter of 2005.  This decline was primarily due to the 46% decrease in the Company’s overall average selling price per megabit partially offset by a decrease in cost of goods sold per megabit and an increase in sales of specialty memory products.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 20%, 20% and 25% of the total megabits of memory produced by the Company in the first quarter of 2006, fourth quarter of 2005 and first quarter of 2005, respectively.  In 2005 and 2006, TECH primarily produced DDR and DDR2 products.  The Company generally purchases memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  Depending on market conditions, the gross margin from the sale of products manufactured by TECH may be higher or lower than the gross margin from the sale of products manufactured by the Company’s wholly-owned operations.  In the first quarter of 2006, the Company realized gross margin percentages on sales of TECH products that were higher than margins it realized on DDR and DDR2 products manufactured by its wholly-owned operations.  In the fourth and first quarters of 2005, the Company realized lower gross margin percentages on sales of TECH products than for products manufactured by its wholly-owned operations.

Imaging:  The Company’s gross margin of 48% for Imaging products for the first quarter of 2006 was relatively stable as compared the fourth quarter of 2005.  A 14% decrease in the overall average selling price per unit for Imaging products was offset by a decrease in the average cost of goods sold per unit.  The Company’s gross margin for Imaging products for the first quarter of 2006 increased significantly as compared to 26% for the first quarter of 2005.  This increase was primarily due to a decrease in the average cost of goods sold per unit partially offset by a 17% decrease in the overall average selling price per unit for the Company’s Imaging products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2006 increased 8% from the fourth quarter of 2005 primarily due to higher compensation costs.  SG&A expenses for the first quarter of 2006 were 10% higher than for the first quarter of 2005 primarily due to increased costs associated with outstanding legal matters and higher levels of compensation expense.  The Company expects that SG&A expenses will increase in future periods due to the IMFT joint venture with Intel.

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

R&D expenses for the first quarter of 2006 increased 10% from the fourth quarter of 2005 and 12% from first quarter of 2005, principally due to a higher level of compensation costs.  In connection with the IMFT joint venture, the Company and Intel will share equally the R&D costs for NAND Flash.  The Company expects that its quarterly R&D costs will range from $150 million to $170 million for the remainder of 2006.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation DRAM, NAND and CMOS image sensing devices.  Additional process technology R&D efforts focus on specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 gigabit and 2 gigabit DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory, CMOS image sensors and specialty memory products.

Stock-Based Compensation

Through 2005, the Company accounted for its stock plans using the intrinsic value method.  Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  SFAS No. 123(R) requires the Company to use a fair-value based method to accounting for stock-based compensation.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period.  Total compensation cost for the Company’s stock plans in the first quarter of 2006 was $3.8 million, of which $0.4 million was capitalized and remained in inventory at the end of the first quarter of 2006.  Cost of goods sold; selling, general and administrative expense; and research and development expense in the first quarter of 2006 include stock-based compensation of $0.6 million, $2.0 million and $0.8 million, respectively.  In 2005, the Company accelerated the vesting of 97% of its unvested stock options outstanding under the Company’s stock plans to reduce compensation costs recognized upon the adoption of SFAS 123(R).  Because the Company’s near-term, stock-based compensation costs were reduced by the acceleration of vesting in 2005, stock-based compensation costs would grow significantly in future periods if the Company continues to grant amounts of new stock-based compensation awards similar to recent periods.

Other Operating (Income) Expense, Net

Other operating income for the first quarter of 2006 includes net gains of $11.9 million from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the Japanese yen and euro.  Other operating expense for the first quarter of 2005 includes net losses of $19.6 million from changes in currency exchange rates and is net of $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.7 million for the euro.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect U.S. taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of December 1, 2005, the Company had aggregate U.S. tax net operating loss carryforwards of $2.5 billion and unused U.S. tax credit carryforwards of $147.5 million.  The Company also has unused state tax net operating loss carryforwards of $1.8 billion and unused state tax credits of $140.7 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.  The Company anticipates utilizing approximately $1.0 billion of its U.S. and state net operating loss carryforwards as a result of the IMFT transaction.  (See “IM Flash Technologies, LLC” note.)

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of December 1, 2005, the Company had cash and marketable investment securities totaling $1,377.4 million compared to $1,290.4 million as of September 1, 2005.

Operating Activities:  For the first quarter of 2006, net cash provided by operating activities was $425.2 million, which principally reflects the Company’s $62.6 million of net income adjusted by $303.4 million for non-cash depreciation and amortization expense.  Cash provided by operations included an $89.1 million reduction in inventories.

Investing Activities:  For the first quarter of 2006, net cash used by investing activities was $219.3 million, which included cash expenditures for property, plant and equipment of $268.7 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company projects 2006 capital spending of approximately $2.0 billion, which includes $500 million for planned expenditures by the IMFT joint venture.  The Company also expects to make significant IMFT related capital expenditures in 2007.  As of December 1, 2005, the Company had commitments extending into 2007 of approximately $300 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first quarter of 2006, net cash used by financing activities was $69.3 million.  Payments on debt and equipment purchase contracts aggregated $80.2 million for the first quarter of 2006.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

As of December 1, 2005, the Company had $632.5 million of 2.5% Convertible Subordinated Notes (the “Notes”) outstanding.  Holders of the Notes may convert all or some of their Notes at any time prior to maturity, unless previously redeemed or repurchased, into the Company’s common stock at a conversion rate of 84.8320 shares for each $1,000 principal amount of the Notes.  This conversion rate is equivalent to a conversion price of approximately $11.79 per share.  The Company may redeem the Notes at any time after February 6, 2006, at declining premiums to par.

IMFT:  In connection with the closing of the joint venture transaction on January, 6, 2006, the Company will contribute $250 million in cash to IMFT in the second quarter of 2006.  Cash and marketable investment securities held by IMFT are not available or anticipated to be available to finance operations or other expenditures of the Company’s operations.  Also, the Company received approximately $230 million from Intel for the sale of the Company’s NAND Flash memory technology and designs, net of a payment to Intel for a perpetual, paid-up license to use and modify the design technology.  The Company will receive $250 million from Apple as a prepayment for NAND Flash memory products in the second quarter of 2006.  Subject to certain conditions, the Company expects to make additional contributions of approximately $1.4 billion over the next three years and additional investments as appropriate to support the growth of IMFT’s operations.

TECH:  In November 2005, the Company’s TECH joint venture entered into a $400 million financing arrangement.  A condition of drawing on the financing arrangement is that the partners in the TECH joint venture contribute an aggregate of $250 million of additional capital to TECH.  The Company expects to contribute an additional $125 million to TECH in the third quarter of 2006.  Depending on the capital contributions from the other partners in TECH, the Company’s interest in TECH may increase such that TECH’s financial results would be included in the consolidated financial statements of the Company.

Contractual Obligations:  As of December 1, 2005, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

	Total	Remainder of 2006	2007	2008	2009	2010	2011 and thereafter

Notes payable	$919.4	$50.6	$81.5	$61.7	$44.5	$676.5	$4.6
Capital lease obligations	207.6	50.5	49.2	50.1	57.8	—	—
Operating leases	51.1	8.3	9.0	6.8	2.7	2.3	22.0

Off-Balance Sheet Arrangements

As of December 1, 2005, the Company had the following off-balance sheet arrangements:  convertible debt, call spread options, stock warrants and its interest in the TECH joint venture.

See “Liquidity and Capital Resources” above for a description of the Company’s convertible debt.

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

In 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of December 1, 2005, there had been no exercises of warrants and all warrants issued remained outstanding.

See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.” for a description of the Company’s arrangement with its TECH joint venture.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company is required to adopt Interpretation No. 47 prior to the end of 2006.  The Company does not expect the adoption of Interpretation No. 47 to have a significant impact on the Company’s future results of operations or financial condition.

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

Stock-based compensation:  In 2006, the Company adopted SFAS No. 123(R) using the modified prospective application method and began accounting for its stock-based compensation using a fair-valued based recognition method.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  The Company develops its estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can have a relatively large change in the estimated valuation.

The Company uses the Black-Scholes option valuation model to value employee stock awards.  The Company estimates stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on the Company’s stock.  Estimated option life and forfeiture rate assumptions are derived from historical data.  For stock based compensation awards with graded vesting that were granted after 2005, the Company recognizes compensation expense using the straight-line amortization method.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 1, 2005, $1.0 billion of the Company’s $1.1 billion in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $1.3 billion as of December 1, 2005 and September 1, 2005.  The Company entered into an interest rate swap agreement (the “Swap”) that effectively converted, beginning August 29, 2003, the 2.5% fixed interest rate on the Company’s $632.5 million Convertible Subordinated Notes (the “Notes”) to a variable interest rate based on the 3-month London Interbank Offering Rate (“LIBOR”) less 65 basis points.  The Swap qualifies as a fair-value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The gain or loss from changes in the fair value of the Swap is expected to be highly effective at offsetting the gain or loss from changes in the fair value of the Notes attributable to changes in interest rates.  The Company does not use derivative financial instruments for trading purposes.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Part II. Other Information – Item 1A.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $291.2 million as of December 1, 2005, and U.S. $344.4 million as of September 1, 2005 (including cash and equivalents denominated in yen valued at U.S. $181.2 million as of December 1, 2005, and U.S. $214.9 million as of September 1, 2005 and deferred income tax assets denominated in yen valued at U.S. $49.1 million as of December 1, 2005, and U.S. $50.5 million as of September 1, 2005).  The Company also held aggregate foreign currency liabilities valued at U.S. $461.0 million as of December 1, 2005, and U.S. $575.3 million as of September 1, 2005 (including debt denominated in yen valued at U.S. $245.2 million as of December 1, 2005, and U.S. $298.9 million as of September 1, 2005).  Foreign currency receivables and payables as of December 1, 2005, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than

U.S. dollar as of December 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.7 million for the euro.

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

During the quarterly period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (one of which has been voluntarily dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state courts (five of which have been voluntarily dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company has been served with civil investigative demands or subpoenas issued by five of the state Attorneys General and is responding to those requests.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

(See “Item 1A. Risk Factors” below.)

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward- looking statements made by or on behalf of the Company.

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business.

Per megabit average selling prices decreased 5% in the first quarter of 2006 as compared to fourth quarter of 2005.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  24% in 2005, 17% in 2003, 53% in 2002, 60% in 2001, 37% in 1999, 60% in 1998 and 75% in 1997.  At times, average selling prices for our semiconductor products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide semiconductor memory production or lack of demand for semiconductor memory could lead to further declines in average selling prices.

The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of DRAM and could continue to lead to future increases.  Increases in worldwide supply of DRAM also result from DRAM fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to DRAM production.  Several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of DRAM, if not accompanied with increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

As the computer industry matures and the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer decreases, sales of our semiconductor products could decrease.

We are primarily dependent on the computing market as most of the semiconductor products we sell are used in computers, servers or peripheral products.  Approximately 70% of our total net sales for the first quarter of 2006 were to the computing market.  DRAMs are the primary semiconductor memory components in computers.  Throughout most of the 1980s and 1990s, industry revenue for the DRAM market grew at a much faster rate than the overall economy, driven by both growth in sales of computers and the amount of memory included in each computer sold.  However, as with any maturing market, it is unlikely that historic growth rates for this market will be sustained.  In recent years, the DRAM market has grown at a significantly slower rate as the computer industry has continued to mature.  The reduction in the growth rate of computers sold or growth rate of the amount of semiconductor memory included in each computer could reduce sales of our semiconductor products and our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Historically, our gross margin has benefited from decreases in per unit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per unit manufacturing costs or reduce costs at historical rates due to the ever increasing complexity of manufacturing processes, to changes in process technologies or products which inherently may require relatively larger die sizes, or to strategic product diversification decisions affecting product mix.  Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of Imaging and certain specialty memory products.

Our formation of the IMFT joint venture with Intel Corporation and the resulting plans to significantly increase our NAND Flash memory production has numerous risks.

On January 6, 2006, we closed the transaction related to the IMFT joint venture with Intel and as a result we plan to significantly increase our NAND Flash production in future periods.  The IMFT agreement and our NAND Flash strategy in general require substantial investment in capital expenditures for equipment and new facilities.  It also requires significant investments in research and development as well as investments to grow and develop new operations at multiple sites.  These investments involve numerous risks.  We will be required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company’s other products.  In conjunction with the IMFT agreement, we have entered into a contract with Apple Corporation to provide a significant portion of our NAND Flash output for an extended period of time at contractually determined prices.  As of December 1, 2005 we had a relatively small share of the world-wide market for NAND Flash.

Our NAND Flash investments and commitments involve numerous risks, and may include the following:

•                  increasing our exposure to changes in average selling prices for NAND Flash,

•                  difficulties in establishing new production operations at multiple locations,

•                  increasing capital expenditures to increase production capacity and modify existing processes to produce NAND Flash,

•                  increasing debt to finance future investments,

•                  diverting management’s attention from normal daily operations,

•                  managing larger operations and facilities and employees in separate geographic areas, and

•                  hiring and retaining key employees.

Our NAND Flash strategy may not be successful and could materially adversely affect our business, results of operations or financial condition.

The future success of our Imaging business will be dependent on continued market acceptance of our products and the development, introduction and marketing of new Imaging products.

Our imaging business has grown rapidly in the recent periods. Sales of imaging products tripled from the first quarter of 2005 to the first quarter of 2006 and represented 11% of our net sales in the first quarter of 2006.  Our imaging products have much higher gross margins than the overall gross margins from our memory products.  As we continue to expand our imaging business, there can be no assurance that we will be able to maintain these growth rates or gross margins.   The continued success of our Imaging products will depend on a number of factors, including:

•                  development of products that maintain a technological advantage over the products of our competitors;

•                  accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and other requirements;

•                  timely completion and introduction of new Imaging products that satisfy customer requirements;

•                  timely achievement of design wins with prospective customers, as manufacturers may be reluctant to change their source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier; and

•                  efficient, cost-effective manufacturing as we transition to new products and higher volumes.

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

The semiconductor industry is highly competitive.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the yen and euro.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of December 1, 2005, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.7 million for the euro.  In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.

If our TECH joint venture experiences financial difficulty, or if our supply of semiconductor products from TECH is disrupted, our business, results of operations or financial condition could be materially adversely affected.

TECH supplied approximately 20% of our total megabits of memory produced in the first quarter of 2006.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  In some periods, we have realized higher margins on products purchased from TECH than products manufactured by our wholly-owned facilities.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  As of December 1, 2005, we had intangible assets with a net book value of $47.4 million relating to the supply arrangement to purchase product from TECH.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, we may be required to write off part or all of these assets and our revenues and results of operations would be adversely affected.

New product development may be unsuccessful.

We are developing new products that complement our traditional memory products or leverage their underlying design or process technology.  We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years.  The process to develop Imaging and certain specialty memory products requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 13, 2000, Rambus filed suit against Micron Europe Limited in the High Court of Justice, Chancery Division in London, England;  on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  We also are engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of our patents.  On March 1, 2005, Tessera filed suit against us in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, we filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight of our patents.  We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”).  On June 2, 2005, Ohmi filed suit against the Company in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of our net sales.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  We are unable to predict the outcome of assertions of infringement made against the Company.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (one of which has been voluntarily dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state and federal courts (five of which have been voluntarily dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs in the direct purchaser cases would be more appropriately resolved on a customer-by-customer basis.  In addition, the Attorneys General of Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Vermont, Virginia, Washington, West Virginia and Wisconsin are investigating potential state and federal civil claims against us and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company has been served with civil investigative demands or subpoenas issued by five of the state Attorneys General and is responding to those requests.  We are unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 69% of our consolidated net sales for the first quarter of 2006.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During November 2005, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock awards, 25,212 shares of its common stock at an average price per share of $14.18.

Item 4.  Submission of Matters to a Vote of Shareholders

The registrant’s 2005 Annual Meeting of Shareholders was held on December 6, 2005.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)          The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

	Votes	Votes Cast
Name of Nominee	Cast For	Against/Withheld

Steven R. Appleton	545,222,811	8,784,408
James W. Bagley	540,988,752	13,018,467
Mercedes Johnson	519,810,729	34,196,490
Robert A. Lothrop	478,487,293	75,519,926
Lawrence N. Mondry	476,180,926	77,826,293
Gordon C. Smith	545,061,733	8,945,486
William P. Weber	475,224,340	78,782,879

(b)         The proposal by the Company to approve an amendment to the Company’s 2004 Equity Incentive Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 12,000,000 was approved with 315,413,627 votes in favor, 126,879,194 votes against, 5,713,443 abstentions and 106,000,955 broker non-votes.

(c)          The ratification of the appointment of PricewaterhouseCoopers LLP as the independent Registered Public Accounting Firm of the Company for the fiscal year ending August 31, 2006, was approved with 545,969,041 votes in favor, 5,067,954 votes against and 2,970,224 abstentions.

Item 5.  Other Information

On January 6, 2006, the Company and Intel Corporation (“Intel”) closed the transaction related to IM Flash Technologies, LLC (“IMFT”), a joint venture limited liability company, and entered into certain agreements that govern the rights and obligations of each of the Company, Intel and IMFT, including the following:  Limited Liability Company Operating Agreement, Manufacturing Services Agreement, Boise Supply Agreement, MTV Lease Agreement, Product Designs Assignment Agreement, Micron Supply Agreement and Intel Supply Agreement.  A brief description of these agreements is contained in the Company’s previously filed Current Report on Form 8-K dated November 18, 2005.  In addition, these agreements are included as exhibits to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

10.60	2004 Equity Incentive Plan
10.155*	Master Agreement, dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation
10.156*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation
10.157*	Manufacturing Services Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.158*	Boise Supply Agreement, dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc.
10.159*	MTV Lease Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.160*	Product Designs Assignment Agreement, dated January 6, 2006, between Intel Corporation and Micron Technology, Inc.
10.161*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple and Micron Technology, Inc.
10.162*	Supply Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.163*	Supply Agreement, dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*                 Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: January 9, 2006	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)