Form 10-Q
period 2006-03-02
MICRON TECHNOLOGY INC
filed 2006-04-11
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock as of April 5, 2006, was 676,133,149.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2006	2005	2006	2005

Net sales	$1,225.0	$1,307.9	$2,586.8	$2,568.2
Cost of goods sold	989.7	953.9	2,040.4	1,791.2
Gross margin	235.3	354.0	546.4	777.0

Selling, general and administrative	107.8	84.9	203.1	171.7
Research and development	159.5	151.4	325.0	299.8
Other operating (income) expense	(219.2)	(8.7)	(231.3)	4.2
Operating income	187.2	126.4	249.6	301.3

Interest income	19.8	7.3	30.6	13.0
Interest expense	(7.5)	(12.3)	(18.0)	(22.5)
Other non-operating income (expense)	1.0	0.1	1.1	(1.2)
Income before taxes	200.5	121.5	263.3	290.6

Income tax provision	(7.3)	(3.6)	(7.5)	(17.8)
Net income	$193.2	$117.9	$255.8	$272.8

Earnings per share:
Basic	$0.29	$0.18	$0.39	$0.42
Diluted	0.27	0.17	0.37	0.40

Number of shares used in per share calculations:
Basic	661.5	647.1	655.8	646.6
Diluted	714.6	701.3	710.6	700.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except par value amounts)

(Unaudited)

As of	March 2, 2006	September 1, 2005

Assets
Cash and equivalents	$1,535.6	$524.5
Short-term investments	1,049.2	765.9
Receivables	926.7	794.4
Inventories	686.0	771.5
Prepaid expenses	56.9	37.8
Deferred income taxes	31.6	31.5
Total current assets	4,286.0	2,925.6
Intangible assets, net	251.6	260.2
Property, plant and equipment, net	4,711.9	4,683.8
Deferred income taxes	40.6	29.9
Restricted cash	14.4	50.2
Other assets	72.9	56.7
Total assets	$9,377.4	$8,006.4

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$910.4	$752.5
Deferred income	32.5	30.3
Equipment purchase contracts	113.4	48.8
Current portion of long-term debt	148.5	147.0
Total current liabilities	1,204.8	978.6
Long-term debt	312.1	1,020.2
Deferred income taxes	35.6	35.2
Other liabilities	372.1	125.6
Total liabilities	1,924.6	2,159.6

Commitments and contingencies

Noncontrolling interest in subsidiary	498.6	—

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 675.6 million and 616.2 million shares	67.6	61.6
Additional capital	5,553.2	4,707.4
Retained earnings	1,333.7	1,078.1
Accumulated other comprehensive loss	(0.3)	(0.3)
Total shareholders’ equity	6,954.2	5,846.8
Total liabilities and shareholders’ equity	$9,377.4	$8,006.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Six months ended	March 2, 2006	March 3, 2005

Cash flows from operating activities
Net income	$255.8	$272.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594.6	630.9
Stock-based compensation	10.4	—
Loss from write-down or disposition of equipment	9.0	1.4
Loss from write-down or disposition of investments	0.2	0.7
Changes in operating assets and liabilities:
(Increase) decrease in receivables	38.9	(164.3)
(Increase) decrease in inventories	85.8	(174.5)
Increase in accounts payable and accrued expenses	127.5	26.8
Deferred income taxes	(12.5)	1.6
Other	195.4	4.4
Net cash provided by operating activities	1,305.1	599.8

Cash flows from investing activities
Purchases of available-for-sale securities	(1,274.3)	(954.2)
Expenditures for property, plant and equipment	(455.2)	(670.6)
Proceeds from maturities of available-for-sale securities	1,000.0	918.2
(Increase) decrease in restricted cash	35.8	(0.5)
Proceeds from sales of property, plant and equipment	17.2	13.1
Proceeds from sales of available-for-sale securities	—	10.0
Other	(17.6)	(16.2)
Net cash used for investing activities	(694.1)	(700.2)

Cash flows from financing activities
Capital contribution from noncontrolling interest to IMFT	500.2	—
Proceeds from issuance of common stock	47.0	20.5
Proceeds from equipment sale-leaseback transactions	—	161.3
Payments on equipment purchase contracts	(77.1)	(143.4)
Repayments of debt	(70.1)	(63.6)
Other	0.1	(1.0)
Net cash provided by (used for) financing activities	400.1	(26.2)

Net increase (decrease) in cash and equivalents	1,011.1	(126.6)
Cash and equivalents at beginning of period	524.5	486.1
Cash and equivalents at end of period	$1,535.6	$359.5

Supplemental disclosures
Income taxes paid, net	$(4.2)	$(17.4)
Interest paid, net of amounts capitalized	(24.1)	(25.9)
Noncash investing and financing activities:
Conversion of debt to equity	632.5	—
Equipment acquisitions on contracts payable and capital leases	143.5	276.9

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second quarter of fiscal 2006 and 2005 ended on March 2, 2006 and March 3, 2005, respectively.  The Company’s fiscal 2005 ended on September 1, 2005.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 1, 2005 and the Current Report on Form 8-K dated February 7, 2006.

Recently issued accounting standards:  In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of March 2, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

Supplemental Balance Sheet Information

Receivables	March 2, 2006	September 1, 2005

Trade receivables	$676.5	$719.7
TECH joint venture	23.6	24.0
Taxes other than income	9.6	24.0
Income taxes	8.3	8.6
Other	211.6	20.2
Allowance for doubtful accounts	(2.9)	(2.1)
	$926.7	$794.4

Other receivables include $171.1 million in conjunction with the settlement of the Company’s Call Spread Options, which was subsequently received on March 3, 2006.  (See “Supplemental Balance Sheet Information – Debt” note.)  The notes receivable from Intel for its contribution to IMFT are accounted for as a reduction to minority interest and are not included in receivables as of March 2, 2006.  (See “Joint Ventures – IM Flash Technologies, LLC” note.)

Inventories	March 2, 2006	September 1, 2005

Finished goods	$192.5	$271.1
Work in process	374.9	395.1
Raw materials and supplies	136.1	129.0
Allowance for obsolescence	(17.5)	(23.7)
	$686.0	$771.5

	March 2, 2006		September 1, 2005
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$401.6	$(197.2)	$384.6	$(177.7)
TECH joint venture supply arrangement	105.0	(60.5)	105.0	(54.7)
Other	5.3	(2.6)	5.3	(2.3)
	$511.9	$(260.3)	$494.9	$(234.7)

During the first six months of 2006 and 2005, the Company capitalized $17.5 million and $16.0 million, respectively, for product and process technology with weighted average useful lives of 10 years.

Subsequent to the second quarter of 2006, as a result of the Company’s consolidation of TECH, the $44.5 million net intangible asset associated with the TECH joint venture supply arrangement became part of the Company’s investment in TECH’s net assets and will be eliminated in consolidation beginning in the third quarter of 2006.  (See “Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.” note.)

Amortization expense for intangible assets was $13.1 million and $26.1 million for the second quarter and first six months of 2006, respectively, and $12.6 million and $25.1 million for the second quarter and first six months of 2005, respectively.  Annual amortization expense for intangible assets held as of March 2, 2006, excluding future amortization of the TECH joint venture supply arrangement, is estimated to be $46.8 million for 2006, $41.4 million for 2007, $40.7 million for 2008, $29.6 million for 2009 and $21.2 million for 2010.

Property, Plant and Equipment	March 2, 2006	September 1, 2005

Land	$107.4	$108.5
Buildings	2,449.6	2,419.0
Equipment	8,465.5	8,045.5
Construction in progress	253.1	235.8
Software	234.7	220.3
	11,510.3	11,029.1
Accumulated depreciation	(6,798.4)	(6,345.3)
	$4,711.9	$4,683.8

Depreciation expense was $285.7 million and $578.1 million for the second quarter and first six months of 2006, respectively, and $303.2 million and $602.8 million for the second quarter and first six months of 2005, respectively.

Accounts Payable and Accrued Expenses	March 2, 2006	September 1, 2005

Accounts payable	$438.9	$393.6
Salaries, wages and benefits	201.0	167.3
TECH joint venture	69.8	51.4
Taxes other than income	19.2	17.1
Other	181.5	123.1
	$910.4	$752.5

Debt	March 2, 2006	September 1, 2005

Notes payable in periodic installments through June 2015, weighted average interest rate of 1.8% and 1.9%	$285.7	$347.5
Capital lease obligations payable in monthly installments through January 2009, weighted average imputed interest rate of 6.4%	174.9	197.4
Convertible subordinated notes payable, face amount of $632.5 million, net of fair value adjustments (as underlying on fair-value hedge) of $10.2 million on September 1, 2005, interest rate of 2.5%, due February 2010	—	622.3
	460.6	1,167.2
Less current portion	(148.5)	(147.0)
	$312.1	$1,020.2

As of March 2, 2006, notes payable in the above table included $253.0 million, denominated in Japanese yen, at a weighted average interest rate of 1.2%.

In the second quarter of 2006, the Company’s $632.5 million 2.5% Convertible Subordinated Notes (“Notes”) were converted into 53.7 million shares of the Company’s common stock.  In addition, the Company’s related interest rate swap terminated by its terms on February 6, 2006 and, as a result, $34.8 million pledged as collateral for the swap became unrestricted.

On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”).  The Company originally entered into the Call Spread Options in connection with its issuance of the Notes.  The Company had a receivable of $171.1 million as of the end of the second quarter of 2006 for the settlement of the Call Spread Options, which was received on March 3, 2006.  The settlement was accounted for as a capital transaction.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least eighty-four (seven of which have been dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico.  The Company is unable to predict the outcome of these suits.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a purchaser-by-purchaser basis.  In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company has been served with civil investigative demands or subpoenas issued by at least six of the state Attorneys General and is responding to those requests.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the

Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Three substantially similar complaints have been filed subsequently.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results.  The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses.  The Company expects that these four lawsuits will be consolidated and that a single consolidated class action complaint will be filed. The Company is unable to predict the outcome of these cases.  A court determination in these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. The Company is unable to predict the outcome of this case.  A court determination in this action against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar Media, Inc. (“Lexar”) against Lexar and its directors.   Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Lexar Media, Inc.” note.)

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

Stock Plans

As of March 2, 2006, the Company had an aggregate of 155.9 million shares of its common stock reserved for issuance under its various stock plans, of which 127.0 million shares were subject to outstanding options and 28.9 million shares were available for future grants of stock awards.  Options are subject to terms and conditions as determined by the Company’s Board of Directors.

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

Option activity for the first six months of 2006 is summarized as follows:

	Number of shares	Weighted average exercise price per share	Weighed average remaining contractual life	Aggregate intrinsic value
	(in millions)		(in years)

Outstanding at September 1,2005	119.1	$20.58
Granted	10.3	13.66
Exercised	(3.7)	12.21
Cancelled or expired	(1.0)	23.20
Outstanding at March 2, 2006	124.7	20.23	5.4	$219.2

Exercisable at March 2, 2006	111.5	$21.08	5.3	$181.0

The weighted average grant-date fair value per share was $5.90 and $5.89 for options granted during the second quarter and first six months of 2006, respectively, and $4.82 and $5.11 for options granted during the second quarter and first six months of 2005, respectively.  The total intrinsic value was $9.2 million and $10.5 million for options exercised during the second quarter and first six months of 2006, respectively, and $0.1 million for options exercised during the second quarter and first six months of 2005.

Changes in the Company’s nonvested options for the first six months of 2006 are summarized as follows:

	Number of shares	Weighted average grant date fair value per share
	(in millions)

Nonvested at September 1, 2005	3.4	$5.94
Granted	10.3	5.89
Vested	(0.5)	4.29
Cancelled	(0.0)	13.59
Nonvested at March 2, 2006	13.2	5.93

As of March 2, 2006, there was $58.5 million of total unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility.  The expected life of options granted is based on historical experience and on the terms and conditions of the options.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  Assumptions used in the Black-Scholes model are presented below:

Six months ended	March 2, 2006

Stock plans:
Average expected life in years	4.25
Expected volatility	47%
Weighted average risk-free interest rate	4.4%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock:   As of March 2, 2006, there were 2.3 million shares of restricted stock and stock units outstanding, of which 0.6 million were performance-based restricted stock awards.  For service-based restricted stock awards, restrictions lapse in one-third increments during each year of employment after the grant date.  For performance-based restricted stock awards, vesting is contingent upon meeting a certain performance goal.

Restricted stock activity for the first six months of 2006 and 2005 is summarized as follows:

	2006	2005
	Number of shares	Number of shares
	(in millions)	(in millions)

Outstanding at beginning of period	0.3	0.0
Granted	2.1	0.3
Exercised	(0.1)	—
Cancelled or expired	(0.0)	—
Outstanding at end of period	2.3	0.3

Aggregate value	$36.1	$3.5

Weighted average remaining contractual life	2.7 years	2.6 years

The weighted average grant-date fair value per share was $14.26 and $12.91 for restricted stock awards granted during the second quarter and first six months of 2006, respectively, and $12.17 for restricted stock awards granted during the first six months of 2005.  The total value of awards for which restrictions lapsed during the first six months of 2006 was $1.5 million.

As of March 2, 2006, there was $24.0 million of total unrecognized compensation cost, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s stock plans in the second quarter and first six months of 2006 were $6.6 million and $10.4 million, respectively, and included the following:

	Quarter ended March 2, 2006	Six months ended March 2, 2006

Stock-based compensation expense by caption:
Cost of goods sold	$2.1	$3.1
Selling, general and administrative	2.6	4.6
Research and development	1.9	2.7
	$6.6	$10.4

Stock-based compensation expense by type of award:
Stock options	$4.3	$6.5
Restricted stock	2.3	3.9
	$6.6	$10.4

Stock-based compensation expense of $1.0 million was capitalized and remained in inventory at the end of the second quarter of 2006.  As of March 2, 2006, $82.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 1.6 years.

Through 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the second quarter and first six months of 2005:

	Quarter ended	Six months ended
	March 3,	March 3,
	2005	2005

Net income available to common shareholders	117.9	272.8
Stock-based employee compensation expense included in reported net income, net of tax	0.6	0.7
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(38.3)	(82.2)

Pro forma net income available to common shareholders	$80.2	$191.3

Earnings per share:
Basic, as reported	$0.18	$0.42
Basic, pro forma	0.12	0.30

Diluted, as reported	$0.17	$0.40
Diluted, pro forma	0.12	0.28

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the second quarter of 2006 includes $230.0 million of net proceeds from Intel for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel Corporation and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.  Other operating expense for the second quarter and first six month of 2006 include $9.2 million and $9.0 million, respectively, from losses net of gains on write-downs and disposals of semiconductor equipment.  Other operating income for the first quarter of 2006 includes net gains of $11.9 million from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the Japanese yen and euro.  Other operating expense for the first six months of 2005 includes net losses of $14.9 million from changes in currency exchange rates.  Other operating income for the first six month of 2005 includes $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes a significant portion of its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of March 2, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.7 billion and unused U.S. tax credit carryforwards of $185.1 million.  The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $146.0 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.  During the second quarter of 2006, the Company utilized approximately $1.0 billion of its U.S. and state tax net operating loss carryforwards as a result of IMFT related transactions.  (See “Joint Ventures – IM Flash Technologies, LLC” note.)

Earnings Per Share

 Basic earnings per share is computed based on the weighted average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 97.0 million and 110.7 million for the second quarter and first six months of 2006, respectively, and 102.3 million and 99.5 million for the second quarter and first six months of 2005, respectively.

	Quarter ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2006	2005	2006	2005

Net income available to common shareholders – Basic	$193.2	$117.9	$255.8	$272.8
Net effect of assumed conversion of debt	2.4	3.6	6.0	7.0
Net income available to common shareholders – Diluted	$195.6	$121.5	$261.8	$279.8

Weighted average common shares outstanding – Basic	661.5	647.1	655.8	646.6
Net effect of dilutive stock options and assumed conversion of debt	53.1	54.2	54.8	54.2
Weighted average common shares outstanding – Diluted	714.6	701.3	710.6	700.8

Earnings per share:
Basic	$0.29	$0.18	$0.39	$0.42
Diluted	0.27	0.17	0.37	0.40

Comprehensive Income

Comprehensive income for the second quarter and first six months of 2006 was $193.4 million and $255.8 million, respectively.  Comprehensive income for the second quarter and first six months of 2005 was $118.0 million and $272.7 million, respectively.

Joint Ventures

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company.  On March 3, 2006, certain shareholders of TECH contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million.  Following the contribution, the Company had an approximate 43% ownership interest in TECH.  The shareholders’ agreement for the TECH joint venture expires in 2011.

The Company entered into an agreement with EDB, effective March 3, 2006, whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock.  The Company’s option to purchase EDB’s shares in TECH is exercisable at any time until October 1, 2009.  EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008, until October 1, 2010.  If either party exercises its option, the Company expects that it would own approximately 73% of the outstanding shares of TECH.  TECH is considered a variable interest entity under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  As a result of the option agreement with

EDB, the Company has concluded that it is the primary beneficiary of TECH and, therefore, began consolidating TECH’s financial results from March 3, 2006.

TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  Through the second quarter of 2006, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $146.8 million and $286.7 million for the second quarter and first six months of 2006, respectively.  The net cost of products purchased from TECH amounted to $176.0 million and $320.5 million for the second quarter and first six months of 2005, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $2.9 million and $5.8 million for the second quarter and first six months of 2006, respectively, and $2.9 million and $5.9 million for the second quarter and first six months of 2005, respectively.  Effective as of the beginning of the third quarter, the Company will consolidate the operating results of TECH and the foregoing intercompany transactions will be eliminated.

Receivables from TECH were $23.6 million and payables to TECH were $69.8 million as of March 2, 2006.  Receivables from TECH were $24.0 million and payables to TECH were $51.4 million as of September 1, 2005.  TECH supplied approximately 25% of the total megabits of memory produced by the Company in the first six months of 2006.

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel Corporation (“Intel”) and was formed to manufacture NAND flash memory products for the exclusive benefit of its partners.  In connection with the formation of IMFT, the Company contributed land and facilities in Lehi, Utah, a fully paid lease of a portion of the Company’s manufacturing facility in Manassas, Virginia, a wafer supply agreement to be supported by the Company’s operations located in Boise, Idaho and $250.0 million in cash.  The aggregate fair value of these contributions was $1.245 billion. In connection with the contribution of land and facilities in Lehi, Utah, the Company recorded a $1.6 million gain, which is included in other non-operating income in the accompanying consolidated statement of operations. Intel contributed $1.196 billion in cash and notes to IMFT.  As a result of these contributions, the Company owns 51% and Intel owns 49% of IMFT.  The parties share the output of IMFT generally in proportion to their ownership in IMFT.

Under the terms of the lease, IMFT has the use of approximately 50% of the Company’s manufacturing facility in Manassas, Virginia for a period of 10 years.  IMFT will purchase and install manufacturing equipment into the leased facility which will be operated and maintained by the Company.  The cost of operating and maintaining the equipment is charged to IMFT.  Under the terms of the wafer supply agreement, the Company will manufacture wafers for IMFT in its Boise, Idaho facility for a period of five years.  Such wafers will be sold to IMFT at prices equal to the Company’s variable cost to manufacture, subject to certain cost and volume performance metrics.

IMFT manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development costs for NAND Flash are shared equally among the Company and Intel.  In the second quarter of 2006, the Company received net proceeds of $230.0 million from Intel for the sale of the Company’s existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.

The Company and Intel entered into various service contracts with IMFT under which they will provide operational and administrative support services.  The Company and Intel will generally charge IMFT for costs of providing such services.

The Company has determined that IMFT is a variable interest entity as defined in FASB Interpretation No. 46(R) and that the Company is the primary beneficiary of the venture.  Accordingly, IMFT’s financial results are included in the accompanying consolidated financial statements of the Company.  All amounts pertaining to Intel’s interests in IMFT are reported as noncontrolling interest.

The Company is obligated to provide certain NAND flash memory products to Apple Computer Inc. (“Apple”) until December 31, 2010, pursuant to a NAND Flash supply agreement.  Under the terms of the agreement, the Company will supply Apple with a significant portion of its share of IMFT’s NAND Flash memory output and Apple made a prepayment of $250.0 million to the Company.  The prepayment is included in other liabilities in the accompanying consolidated balance sheet and in other cash flows from operating activities on the consolidated statement of cash flows.

Lexar Media, Inc.

On March 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lexar Media, Inc. (“Lexar”), a designer, developer, manufacturer and marketer of Flash memory products.  The Merger Agreement contemplates that, subject to terms and conditions, at the effective time of the merger, each issued and outstanding share of common stock of Lexar will be converted into the right to receive 0.5625 shares of Micron common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option that has an exercise price per share of $9.00 or less will be converted into a Micron employee stock option using the Exchange Ratio.  As of December 31, 2005, Lexar had outstanding approximately 81 million shares of common stock.  Completion of the Merger is subject to customary closing conditions, including Lexar shareholder and regulatory approvals.  The Merger Agreement contains certain termination rights for both Micron and Lexar, and further provides that, upon termination of the Merger Agreement under specified circumstances, Lexar may be required to pay Micron a termination fee of $22.0 million.

Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash memory products and the Imaging segment’s primary products are CMOS image sensors.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision maker.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.  Prior to the first quarter of 2006, the Company had a single reportable segment.  The information below represents the Company’s reportable segments.

	Quarter ended		Six months ended
	March 2,	March 3,	March 2,	March 3,
	2006	2005	2006	2005

Net sales:
Memory	$1,066.0	$1,250.8	$2,274.0	$2,460.2
Imaging	159.0	57.1	312.8	108.0
Total consolidated net sales	$1,225.0	$1,307.9	$2,586.8	$2,568.2

Operating income:
Memory	$160.6	$130.9	$181.7	$314.9
Imaging	26.6	(4.5)	67.9	(13.6)
Total consolidated operating income	$187.2	$126.4	$249.6	$301.3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocations of wafer starts to these products; in “IM Flash Technologies, LLC” regarding NAND Flash production in the third quarter of 2006; in “Net Sales” regarding increases in production of DDR2 and increases in and revenue from sales of NAND Flash and Imaging products; in “Selling, General and Administrative” regarding future increases in SG&A expenses; in “Research and Development” regarding expected quarterly R&D costs for 2006; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Income Taxes” regarding future provisions for income taxes and a reduction in the valuation allowance; and in “Liquidity and Capital Resources” regarding capital spending in 2006 and future capital contributions to IMFT and TECH.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 1, 2005 and the Company’s Current Report on Form 8-K dated February 7, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor devices, principally DRAM and NAND Flash memory products, and CMOS image sensors.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still cameras, automotive applications and MP3 players.  The Company’s customers are principally original equipment manufacturers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified semiconductor product portfolio, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s standardized DRAM products.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide these products that are differentiated from competitors’ products based on performance characteristics.  In the second quarter of 2006, specialty memory products, CMOS image sensors and NAND Flash products constituted approximately 45% of the Company’s net sales.  The Company expects that the markets for these products will grow in the near term more rapidly than the overall semiconductor market.  The Company plans to allocate an increasing portion of its manufacturing capacity to CMOS image sensors and NAND Flash products in 2006.  The Company believes that the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to achieve the highest rate of return.

The Company makes significant ongoing investments to implement its proprietary product and process technology in its facilities in the United States, Europe and Asia to manufacture semiconductor products with increasing functionality and performance at lower costs.  The Company introduces new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased megapixel count.  The Company generally reduces the manufacturing cost of each generation of product through advancements of its product and process technology such as its leading-edge line width process technology and innovative array architecture.

In order to maximize returns from investments in research and development (“R&D”), the Company develops process technology that effectively reduces production costs and leverages the Company’s capital expenditures.  To be successfully incorporated in customers’ end products, the Company must offer qualified semiconductor solutions at a time when customers are developing their design specifications for their end products.  This is especially true for specialty memory products and CMOS image sensors, which are required to demonstrate advanced functionality and performance well ahead of a planned ramp of production to commercial volumes.  In addition, DRAM and NAND Flash products necessarily incorporate highly advanced design and process technologies.  The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies.

Recent Developments

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel Corporation.  IMFT manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  The parties share the output of IMFT generally in proportion to their investment in IMFT.  IMFT’s financial results are included in the consolidated financial statements of the Company.  As a result of their contributions to IMFT, the Company owns 51% and Intel owns 49% of IMFT.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – IM Flash Technologies, LLC”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million.  Following the contribution, the Company had an approximate 43% ownership interest in TECH.  Additionally, effective March 3, 2006, the Company entered into an agreement with EDB, whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock.  If either party exercises its option, the Company expects that it would own approximately 73% of the outstanding shares of TECH.  As a result of the option agreement with EDB, the Company has concluded that it is the primary beneficiary of TECH and, therefore, began consolidating TECH’s financial results from March 3, 2006.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Lexar Media, Inc. (“Lexar”):  On March 8, 2006, the Company entered into an Agreement and Plan of Merger with Lexar, a designer, developer, manufacturer and marketer of Flash memory products.  Completion of the merger is subject to customary closing conditions, including Lexar shareholder and regulatory approvals.  On March 28, 2006, the Company filed a registration statement on Form S-4 with the SEC containing full descriptions of the proposed merger and the merger agreement.   (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

Results of Operations

	Second Quarter				First Quarter		Six Months
	2006	% of net sales	2005	% of net sales	2006	% of net sales	2006	% of net sales	2005	% of net sales

Net sales:
Memory	$1,066.0	87.0%	$1,250.8	95.6%	$1,208.0	88.7%	$2,274.0	87.9%	$2,460.2	95.8%
Imaging	159.0	13.0%	57.1	4.4%	153.8	11.3%	312.8	12.1%	108.0	4.2%
	$1,225.0	100.0%	$1,307.9	100.0%	$1,361.8	100.0%	$2,586.8	100.0%	$2,568.2	100.0%

Gross margin:
Memory	$166.2	15.6%	$334.5	26.7%	$237.7	19.7%	$403.9	17.8%	$744.2	30.2%
Imaging	69.1	43.5%	19.5	34.2%	73.4	47.7%	142.5	45.6%	32.8	30.4%
	$235.3	19.2%	$354.0	27.1%	$311.1	22.8%	$546.4	21.1%	$777.0	30.3%

SG&A	$107.8	8.8%	$84.9	6.5%	$95.3	7.0%	$203.1	7.9%	$171.7	6.7%
R&D	159.5	13.0%	151.4	11.6%	165.5	12.2%	325.0	12.6%	299.8	11.7%
Net income	193.2	15.8%	117.9	9.0%	62.6	4.6%	255.8	9.9%	272.8	10.6%

The Company’s two reportable segments are Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary products are CMOS image sensors.

Net Sales

Total net sales for the second quarter of 2006 decreased 10% as compared to the first quarter of 2006 primarily due to a 12% decrease in Memory sales, partially offset by a 3% increase in Imaging sales.  Total net sales for the second quarter of 2006 decreased 6% as compared to the second quarter of 2005 primarily due to decreases in Memory sales, partially offset by increases in Imaging sales.  Total net sales for the first six months of 2006 increased slightly as compared to the first six months of 2005 as increases in Imaging sales offset decreases in Memory sales.

Memory:  Memory sales for the second quarter of 2006 decreased by 12% as compared to the first quarter of 2006 primarily due to an 12% decrease in the overall average selling price per megabit.  Despite a reduction in wafer starts allocated to Memory products, the Company was able to maintain megabit production in the second quarter of 2006 at the same level as in the first quarter of 2006 due to production efficiencies including improvements in product and process technologies.  Megabits in finished goods inventory decreased 7% in the second quarter of 2006 as compared to the first quarter of 2006 as megabit sales exceeded production for the second quarter in a row.   DDR and DDR2 products were 30% and 23%, respectively, of total net sales in the second quarter of 2006.  The Company expects to continue shifting production from DDR to DDR2 products in future periods as market demand transitions to DDR2 products.  The Company expects that NAND Flash revenue will increase significantly in future periods as the Company ramps additional production capacity through IMFT.

Memory sales for the second quarter of 2006 decreased 15% as compared to the second quarter of 2005 primarily due to a 44% decrease in the overall average selling price per megabit for the Company’s Memory products, partially offset by a 51% increase in megabits sold.  Memory sales for the first six months of 2006 decreased 8% as compared to the first six months of 2005 primarily due to a 45% decrease in the overall average selling price per megabit for the Company’s Memory products, partially offset by a 68% increase in megabits sold.  Megabit production increased 36% and 52% in the second quarter and first six months of 2006, respectively, as compared to the second quarter and first six months of 2005, primarily due to production efficiencies including improvements in product and process technologies.  DDR and DDR2 products were 51% and 13%, respectively, of the Company’s total net sales in the second quarter of 2005.

Imaging:  Imaging sales for the second quarter of 2006 increased by 3% as compared to the first quarter of 2006 primarily due to a 10% increase in unit sales partially offset by a 6% decrease in the average selling price per unit for the Company’s Imaging products.  Imaging sales composed 13% of the Company’s total net sales for the second quarter of 2006 as compared to 11% for the first quarter of 2006 and 4% for the second quarter of 2005.

Imaging sales for the second quarter and first six months of 2006 increased by 178% and 190%, respectively, from the corresponding periods of 2005 as unit sales nearly quadrupled, the effect of which was partially offset by an approximate 25% decrease in the average selling price per unit.  The growth in unit sales reflects strong demand for the Company’s Imaging products.  Production increased due to the allocation of more wafers to the manufacture of Imaging products as well as improvements in manufacturing efficiency.  Due to strong demand for the Company’s products and the planned introduction of new products, the Company expects that revenue from Imaging products will continue to grow in future periods as additional manufacturing capacity is allocated to the production of these products.

Gross Margin

The Company’s overall gross margin percentage for the second quarter of 2006 of 19% declined from 23% for the first quarter of 2006 primarily due to decreases in average selling prices.  The Company was able to partially offset the effect of decreases in average selling prices with reductions in product costs and a continuing shift in product mix from Memory products to higher margin Imaging products.  The Company’s overall gross margin percentages of 19% and 21% for the second quarter and first six months of 2006, respectively, declined from 27% and 30% for the second quarter and first six months of 2005, respectively.  The declines in gross margin percentage were primarily due to significant decreases in average selling prices for Memory products that were mitigated by cost reductions and shifts in product mix to higher margin products.

Memory:  The Company’s gross margin for Memory products for the second quarter of 2006 of 16% declined from 20% for the first quarter of 2006, primarily due to the 12% decrease in the average selling price per megabit, mitigated by a decrease in per megabit cost of goods sold.  The Company’s overall cost of goods sold per megabit for the second quarter of 2006 declined from the first quarter of 2006 primarily due to manufacturing efficiencies achieved from improved product yields and an increase in production utilizing the Company’s 110nm and 95nm process technologies.

The Company’s gross margin percentages of 16% and 18% for Memory products in the second quarter and first six months of 2006, respectively, declined from 27% and 30% for the second quarter and first six months of 2005, respectively.  These declines were primarily due to the 44% and 45% decreases in the average selling prices per megabit for the second quarter and first six months of 2006, respectively, as compared to the corresponding periods of 2005.  Gross margins for memory products in 2006 benefited from decreases in cost of goods sold per megabit and increases in sales of specialty memory products as compared to 2005.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 20% to 25% of the total megabits of memory produced by the Company in recent periods.  TECH primarily produced DDR and DDR2 products in 2006 and 2005.  During the second quarter of 2006, the Company purchased memory products from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter.  In the second and first quarters of 2006 and the second quarter of 2005, the Company realized higher gross margin percentages on sales of TECH products than on sales of DDR and DDR2 products manufactured by its wholly-owned operations.  At the beginning of the third quarter of 2006, TECH will be consolidated and the Company’s margins will reflect TECH’s operating results. (See “Recent Developments –  TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin of 44% for Imaging products for the second quarter of 2006 was slightly lower than the 48% gross margin for the first quarter of 2006, primarily due to the 6% decrease in the average selling price per unit, partially offset by a decrease in the average cost of goods sold per unit.  The Company’s gross margins of 44% and 46% for Imaging products for the second quarter and first six months of 2006, respectively, increased significantly as compared to 34% and 30% for the second quarter and first six months of 2005, respectively.  These increases were primarily due to a decrease in the average cost of goods sold per unit partially offset by decreases of 27% and 23% in the overall average selling price per unit for the Company’s Imaging products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2006 increased 13% from the first quarter of 2006 primarily due to higher compensation costs.  SG&A expenses for the second quarter and first six months of 2006 were 27% and 18% higher, respectively, than for the corresponding periods of 2005 primarily due to increased costs associated with outstanding legal matters and higher compensation costs.  The Company expects SG&A expenses to approximate $115 million in future quarters due in part to the growth of IMFT operations, consolidation of TECH and the anticipated acquisition of Lexar.

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

R&D expenses for the second quarter of 2006 decreased 4% from the first quarter of 2006 primarily due to $20.4 million of costs charged to Intel under a NAND Flash R&D cost sharing arrangement (“Intel Charges”), partially offset by higher compensation costs.   R&D expenses for the second quarter of 2006 increased 5% from the second quarter of 2005 primarily due to higher compensation costs and increases in development wafers processed, partially offset by Intel Charges.  R&D expenses for the fist six months of 2006 increased 8% from the first six months of 2006, principally due to higher compensation costs, increases in R&D equipment depreciation and increases in development wafers processed, partially offset by Intel Charges.  The Company and Intel share R&D process and design costs for NAND Flash equally.  The Company expects that its quarterly R&D costs will range from $150 million to $170 million for the remainder of 2006.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 gigabit and 2 gigabit DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology), CMOS image sensors and specialty memory products.

Stock-Based Compensation

Through 2005, the Company accounted for its stock plans using the intrinsic value method.  Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  SFAS No. 123(R) requires the Company to use a fair-value based method to accounting for stock-based compensation.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period.  Total compensation cost for the Company’s stock plans in the second quarter and first six months of 2006 was $6.6 million and $10.4 million, respectively, of which $1.0 million was capitalized and remained in inventory at the end of the second quarter of 2006.  Cost of goods sold; selling, general and administrative expense; and research and development expense in the second quarter of 2006 include stock-based compensation of $2.1 million, $2.6 million and $1.9 million, respectively.    Cost of goods sold; selling, general and administrative expense; and research and development expense in the first six months of 2006 include stock-based compensation of $3.1 million, $4.6 million and $2.7 million, respectively.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption of SFAS 123(R).  Because the Company’s near-term, stock-based compensation costs were reduced by the acceleration of vesting in 2005, stock-based compensation costs would grow significantly in future periods if the Company continues to grant amounts of new stock-based compensation awards similar to recent periods.

Other Operating (Income) Expense, Net

Other operating income for the second quarter of 2006 includes $230.0 million of net proceeds from Intel for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.  Other operating expense for the second quarter and first six month of 2006 include $9.2 million and $9.0 million, respectively, from losses net of gains on write-downs and disposals of semiconductor equipment.   Other operating income for the first quarter of 2006 includes net gains of $11.9 million from changes in currency exchange rates primarily as the result of a generally stronger U.S. dollar relative to the Japanese yen and euro.  Other operating expense for the first six months of 2005 includes net losses of $14.9 million from changes in currency exchange rates.  Other operating income for the first six months of 2005 includes $12.0 in receipts from the U.S. government in connection with anti-dumping tariffs.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 2, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1.2 million for the yen and $1.2 million for the euro.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance.  Until such time as the Company utilizes a significant portion of its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance.  As of March 2, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.7 billion and unused U.S. tax credit carryforwards of $185.1 million.  The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $146.0 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.  During the second quarter of 2006, the Company utilized approximately $1.0 billion of its U.S. and state tax net operating loss carryforwards as a result of IMFT related transactions.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – IM Flash Technologies, LLC.”)

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of March 2, 2006, the Company had cash and marketable investment securities totaling $2,584.8 million compared to $1,290.4 million as of September 1, 2005.

Operating Activities:  For the six months of 2006, net cash provided by operating activities was $1,305.1 million, which principally reflects the Company’s $255.8 million of net income (which includes $230.0 million from the sale of NAND Flash memory designs and certain related technology to Intel) adjusted by $594.6 million for non-cash depreciation and amortization expense.  Cash provided by operations also included $250.0 million received from Apple as prepayment for future NAND Flash sales.

Investing Activities:  For the first six months of 2006, net cash used by investing activities was $694.1 million, which included cash expenditures for property, plant and equipment of $455.2 million.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company projects 2006 capital spending of approximately $2.6 billion, which includes $850 million for planned expenditures by IMFT and $200 million for planned expenditures by TECH.  The Company projects 2007 capital spending of approximately $3.5 billion, which includes IMFT and TECH related expenditures.  As of March 2, 2006, the Company had commitments extending into 2007 of approximately $530 million for the acquisition of property, plant and equipment.

Financing Activities:  For the first six months of 2006, net cash provided by financing activities was $400.1 million.  The net activity includes $500.2 million received from Intel for its interest in IMFT and payments on debt and equipment purchase contracts of $147.2 million.

In the second quarter of 2006, the Company’s $632.5 million 2.5% Convertible Subordinated Notes (“Notes”) were converted into 53.7 million shares of the Company’s common stock.  In addition, the Company’s related interest rate swap terminated by its terms on February 6, 2006 and, as a result, $34.8 million pledged as collateral for the swap became unrestricted.

On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”).  The Company originally entered into the Call Spread Options in connection with its issuance of the Notes.  The Company had a receivable of $171.1 million as of the end of the second quarter of 2006 for the settlement of the Call Spread Options, which was received on March 3, 2006.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

IMFT:  As of March 2, 2006, IMFT had $723.3 million of cash and marketable investment securities and $696.0 million due under the notes receivable from Intel. Subject to certain conditions, the Company expects to make additional contributions of approximately $1.4 billion over the next three years and additional investments as appropriate to support the growth of IMFT’s operations. IMFT’s cash and marketable investment securities are not available or anticipated to be made available to finance the Company’s other operations.

TECH:  On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million.  TECH’s cash and marketable investment securities are not available or anticipated to be made available to finance other Company operations.  The Company’s option to purchase EDB’s shares in TECH is exercisable at any time until October 1, 2009.  EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008 until October 1, 2010.  Exercise of either option would require the Company to pay approximately $250 million to EDB.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Contractual Obligations:  As of March 2, 2006, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

	Total	Remainder of 2006	2007	2008	2009	2010	2011 and thereafter

Notes payable	$285.7	$40.8	$85.0	$63.9	$46.0	$45.4	$4.6
Capital lease obligations	193.1	32.1	49.6	50.7	60.7	—	—
Operating leases	52.2	5.9	10.9	7.7	3.1	2.3	22.3

The above numbers do not reflect the Company’s expected contributions to IMFT nor obligations held by TECH.  As a result of the consolidation of TECH at the beginning of the third quarter of 2006, future reporting will reflect TECH’s obligations.

Off-Balance Sheet Arrangements

As of March 2, 2006, the Company had stock warrants outstanding that may be considered off-balance sheet arrangements.  In 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of March 2, 2006, there had been no exercises of warrants and all warrants issued remained outstanding.

See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.” for a description of the Company’s arrangement with its TECH joint venture.  As a result of the consolidation of TECH at the beginning of the third quarter of 2006, TECH will be consolidated in the Company’s financial statements for future periods.

Recently Issued Accounting Standards

Recently issued accounting standards:  In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of March 2, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

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

Mergers and Acquisitions:  Allocation of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given.  The Company typically obtains independent third party valuation studies to assist in determining fair values of assets.  The estimation of the fair values of assets and liabilities including semiconductor production facilities and equipment, intangible assets and complex financial instruments involves a number of judgments, assumptions and estimates that could materially affect the timing of costs recognized.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 2, 2006, $347.0 million of the Company’s $460.6 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt approximated $455.5 million as of March 2, 2006.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Part II. Other Information – Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $429.0 million as of March 2, 2006, and U.S. $344.4 million as of September 1, 2005 (including cash and equivalents denominated in yen valued at U.S. $184.3 million as of March 2, 2006, and U.S. $214.9 million as of September 1, 2005 and deferred income tax assets denominated in yen valued at U.S. $55.8 million as of March 2, 2006, and U.S. $50.5 million as of September 1, 2005).  The Company also held aggregate foreign currency liabilities valued at U.S. $555.1 million as of March 2, 2006, and U.S. $575.3 million as of September 1, 2005 (including debt denominated in yen valued at U.S. $253.0 million as of March 2, 2006, and U.S. $298.9 million as of September 1, 2005).  Foreign currency receivables and payables as of March 2, 2006, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 2, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1.2 million for the yen and $1.2 million for the euro.

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

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern

District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a purchaser-by-purchaser basis.  In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  The Company has been served with civil investigative demands or subpoenas issued by at least six of the state Attorneys General and is responding to those requests.  The Company is unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Three substantially similar complaints have been filed subsequently.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results.  The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses.  The Company expects that these four lawsuits will be consolidated and that a single consolidated class action complaint will be filed.  The Company is unable to predict the outcome of these cases.  A court determination in these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. The Company is unable to predict the outcome of this case.  A court determination in this action against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar Media, Inc. (“Lexar”) against Lexar and its directors.   Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”.)

(See “Item 1A. Risk Factors”)

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Form 10-Q, the following are important factors which could cause actual results or events to differ materially from those contained in any forward- looking statements made by or on behalf of the Company.

Risks Related to our Business

We have experienced dramatic declines in average selling prices for our memory products which have adversely affected our business.

Per megabit average selling prices for our semiconductor memory products decreased 45% in the first six months of 2006 as compared to the first six months of 2005.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our semiconductor memory products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

As the consumer PC industry matures and as the rate of growth for sales of computers or for semiconductor memory included in such computers decreases, sales of our semiconductor products could decrease.

The majority of the semiconductor products we sell are PC DRAM.  These products are used primarily in the consumer PC market.  In recent years, this market has matured and has grown at a rate significantly slower than in the past.  A reduction in the rate of growth for sales of consumer computers or for semiconductor memory included in such computers could reduce sales of our PC DRAM and our business, results of operations or financial condition could be materially adversely affected.

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

Our formation of IMFT and the resulting plans to significantly increase our NAND Flash memory production has numerous risks.

On January 6, 2006, we initiated operations of the IMFT joint venture with Intel and as a result we plan to significantly increase our NAND Flash production in future periods.  The IMFT agreement and our NAND Flash strategy in general require substantial investment in capital expenditures for equipment and new facilities.  It also requires significant investments in research and development as well as investments to grow and develop new operations at multiple sites.  These investments involve numerous risks.  We are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company’s other products.  In conjunction with the IMFT agreement, we entered into a contract with Apple Corporation to provide a significant portion of our NAND Flash output for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

Our NAND Flash investments and commitments involve numerous risks, and may include the following:

•                  increasing our exposure to changes in average selling prices for NAND Flash;

•                  difficulties in establishing new production operations at multiple locations;

•                  increasing capital expenditures to increase production capacity and modify existing processes to produce NAND Flash;

•                  increasing debt to finance future investments;

•                  diverting management’s attention from normal daily operations;

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

Our imaging business has grown rapidly in the recent periods.  Sales of imaging products increased substantially from the second quarter of 2005 to the second quarter of 2006 and represented 13% of our net sales in the second quarter of 2006.  Our imaging products have much higher gross margins than the overall gross margins from our memory products.  As we continue to expand our imaging business, there can be no assurance that we will be able to maintain these growth rates or gross margins.   The continued success of our Imaging products will depend on a number of factors, including:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per megabit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  Cash and investments of IMFT and TECH are not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Depending on general market and economic conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

The semiconductor industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc., Hynix Semiconductor Inc., Infineon Technologies AG, Samsung Electronics Co., Ltd., SanDisk Corporation and Toshiba Corporation.  Additionally, we face competition from emerging companies in Taiwan and China who have announced plans to significantly expand the scale of their operations.  We face competition in the image sensor market from a number of suppliers of CMOS image sensors as well as a large number of suppliers of CCD image sensors.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the yen and euro.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 2, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1.2 million for the yen and $1.2 million for the euro.  In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.

If our supply of semiconductor products from TECH is disrupted, our business, results of operations or financial condition could be materially adversely affected.

TECH supplied approximately 25% of our total megabits of memory produced in the second quarter of 2006.  We have agreements to purchase all of the products manufactured by TECH subject to specific terms and conditions.  Any reduction in supply could materially adversely affect our business, results of operations or financial condition.  In the event that our supply of semiconductor products from TECH is reduced or eliminated, our revenues and results of operations would be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  We also are engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of our patents.  On March 1, 2005, Tessera filed suit against us in the U.S. District Court for the Eastern District of Texas alleging infringement of five Tessera patents.  On June 22, 2005, we filed an answer and counterclaim denying Tessera’s claims and alleging infringement of eight of our patents.  We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”).  On June 2, 2005, Ohmi filed suit against us in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of our net sales.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  We are unable to predict the outcome of assertions of infringement made against us.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct.  Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.

The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a purchaser-by-purchaser basis.  In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against us and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM.  We have been served with civil investigative demands or subpoenas issued by at least six of the state Attorneys General and we are responding to those requests.  We are unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Allegations of violations of securities laws.

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Three substantially similar complaints have been filed subsequently.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or our operations and financial results.  The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses.  We expect that these four lawsuits will be consolidated and that a single consolidated class action complaint will be filed.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors.  We were also named as a nominal defendant.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from us.  However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

In March 2006, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar Media, Inc. (“Lexar”) against Lexar and its directors.   Two of the complaints also name us as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  We are unable to predict the outcome of these suits.

The Company is unable to predict the outcome of these cases.  A court determination in the class action against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 67% of our consolidated net sales for the second quarter of 2006.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Risks Related to our Pending Acquisition of Lexar Media, Inc.

The combined company may not realize the benefits of the proposed merger because of significant challenges.

The failure of the combined company to meet the challenges involved in combining the operations of Micron and Lexar successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm the results of operations of the combined company.  Realizing the benefits of the merger by the combined company will depend in part on the timely integration of technology, operations, and personnel.  The combination of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Lexar.  The challenges involved in this integration include the following:

•                  combining product and service offerings;

•                  coordinating research and development activities to enhance the development and introduction of new products and services;

•                  preserving customer, supplier and other important relationships of both Micron and Lexar and resolving potential conflicts that may arise;

•                  managing product channels effectively during the period of combining operations;

•                  minimizing the diversion of management attention from ongoing business concerns;

•                  addressing differences in the business cultures of Micron and Lexar to maintain employee morale and retain key employees;

•                  optimizing inventory management over a broad distribution chain; and

•                  coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance and local laws and regulations.

The combined company may not successfully combine the operations of Micron and Lexar in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated.  The anticipated benefits of the merger assume a successful combination.  In addition to the risks discussed above, the combined company’s ability to realize these benefits of the merger could be adversely affected by practical or legal constraints on its ability to combine operations.

Completion of the merger is subject to a number of conditions under the merger agreement.

Completion of the merger is subject to a number of customary conditions under the merger agreement, including some of the following:

•                  adoption of the merger agreement by the affirmative vote of holders of a majority of the shares of Lexar common stock outstanding on the record date;

•                  receipt of regulatory approvals, including United States and certain non-United States antitrust approvals;

•                  receipt of certain opinions that the merger will qualify as a “reorganization” under the code;

•                  the representations and warranties contained in the merger agreement being true and correct except as would not have a material adverse effect on each such party, and material compliance by each party with its covenants in the merger agreement;

•                  no material adverse effect with respect to either party having occurred; and

•                  no legal proceedings by a governmental entity challenging the merger.

Certain of the shareholders of Lexar common stock have publicly announced that they would not support the merger based on their belief that insufficient consideration is to be paid by Micron in the merger.  The merger will not be consummated if a majority of the holders of Lexar common stock do not approve the merger.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of Micron’s common stock following the merger.

In accordance with United States generally accepted accounting principles, the combined company will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of the common stock of Micron following completion of the merger. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to Lexar’s net tangible assets and amortizable intangible assets based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill.  The combined company will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the merger.  In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of that asset.  These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

Our internal control over financial reporting could be adversely affected by material weaknesses in Lexar’s internal controls.

In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005, Lexar reported two material weaknesses with respect to its revenue recognition controls and inventory accounting controls.  These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements.  As a result of these material weaknesses, Lexar concluded in its Annual Report that its control over financial reporting was not effective as of December 31, 2005.  While Lexar continues to take steps to remediate these material weaknesses, there can be no assurance that Lexar will completely remediate its material weaknesses such that it will be able to conclude that its internal control over financial reporting is effective.  We will consolidate the financial results of Lexar following the effective date of the merger.  To the extent Lexar’s material weaknesses have not been remediated, the effectiveness of our internal control over financial reporting may be adversely affected.

The combined company’s net operating loss carryforwards may be limited as a result of the merger.

Micron and Lexar have net operating loss carryforwards for federal income tax purposes.  Both entities have provided significant valuation allowances against the tax benefit of such losses as well as certain tax credit carryforwards.  Utilization of these net operating losses and credit carryforwards are dependent upon the combined company achieving profitable results following the merger.  As a consequence of the merger, as well as earlier issuances of common stock consummated by both companies and business combinations by Micron, utilization of the tax benefits of these carryforwards are subject to limitations imposed by Section 382 of the Code.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.  At this time neither company has completed the analyses required to determine what portion, if any, of these carryforwards will have their availability restricted or eliminated by that provision.  Accordingly, some portion or all of these carryforwards may not be available to offset any future taxable income.

 Because the market price of Micron common stock will fluctuate, the value of the Micron common shares that will be issued in the merger will not be known until the closing of the merger.

The value of the Micron common stock to be issued in the merger could be considerably higher or lower than they were at the time the merger consideration was negotiated.  Neither Micron nor Lexar is permitted to terminate the merger agreement or resolicit the vote of Lexar stockholders solely because of changes in the market prices of either company’s stock.  Stock price changes may result from a variety of factors, including changes in the respective businesses operations and prospects of Micron and Lexar, changes in general market and economic conditions, and regulatory considerations.  Many of these factors are beyond the control of Micron or Lexar. Upon the completion of the merger, each share of Lexar common stock outstanding immediately prior to the merger will be converted into the right to receive 0.5625 shares of Micron common stock.  Because the exchange ratio for Micron common stock to be issued in the merger has been fixed, the value of the merger consideration will depend upon the market price of Micron common stock.  This market price may vary from the closing price of shares of Micron common stock on the date the merger was announced, on the date that the joint proxy statement/prospectus is mailed to Lexar stockholders and on the date of the Lexar stockholder meeting at which stockholders will be asked to vote on certain matters relating to the merger.  Accordingly, at the time of the stockholder meeting, stockholders will not know or be able to calculate the value of the merger consideration that would be issued upon completion of the merger.  Further, the time period between the stockholder vote taken at the meeting and the completion of the merger will depend on the status of antitrust clearance that must be obtained prior to the completion of the merger and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain this stockholder approval or the changes in Micron’s and Lexar’s respective businesses, operations and prospects that may occur during this interval.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 *
3.7	Bylaws of the Registrant, as amended
9.1	Form of Voting Agreement, by and among Micron Technology, Inc. and certain stockholders of Lexar Media, Inc., dated as of March 8, 2006 *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*                 Incorporated by reference to Current Report on Form 8-K dated March 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 11, 2006	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)