Form 10-Q/A
period 2005-12-01
MICRON TECHNOLOGY INC
filed 2006-04-28
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed solely for the purpose of refiling Exhibits 10.155, 10.156, 10.157, 10.158, 10.159, 10.160, 10.162 and 10.163 (the “Exhibits”) in connection with an application for confidential treatment. The Exhibits were originally filed with the Company’s Quarterly Report on Form 10-Q on January 10, 2006. The redactions to the Exhibits have been amended in accordance with a revised application for confidential treatment filed separately by the Company with the Securities and Exchange Commission. The Company has made no other changes to the previously filed Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.60 +	2004 Equity Incentive Plan
10.155*	Master Agreement, dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation
10.156*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation
10.157*	Manufacturing Services Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.158*	Boise Supply Agreement, dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc.
10.159*	MTV Lease Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.160*	Product Designs Assignment Agreement, dated January 6, 2006, between Intel Corporation and Micron Technology, Inc.
10.161*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc.
10.162*	Supply Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.163*	Supply Agreement, dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

+           Filed on January 10, 1006, with the original filing of the quarterly report on Form 10-Q for the fiscal quarter ended December 1, 2005.

*           Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: April 28, 2006	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)