Form 10-Q
period 2006-06-01
MICRON TECHNOLOGY INC
filed 2006-07-11
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2006

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

The number of outstanding shares of the registrant’s common stock as of July 6, 2006, was 729,881,428.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	June 1,	June 2,	June 1,	June 2,
	2006	2005	2006	2005

Net sales	$1,312.3	$1,054.2	$3,899.1	$3,622.4
Cost of goods sold	982.5	967.6	3,022.9	2,758.8
Gross margin	329.8	86.6	876.2	863.6

Selling, general and administrative	113.2	88.6	316.3	260.3
Research and development	167.7	153.4	492.7	453.2
Other operating (income) expense	1.5	(25.3)	(229.8)	(21.1)
Operating income (loss)	47.4	(130.1)	297.0	171.2

Interest income	31.1	9.3	61.7	22.3
Interest expense	(4.1)	(13.1)	(22.1)	(35.6)
Other non-operating income (expense)	3.4	(1.3)	4.5	(2.5)
Income (loss) before taxes	77.8	(135.2)	341.1	155.4

Income tax (provision) benefit	(6.5)	7.3	(14.0)	(10.5)
Noncontrolling interests in net loss	17.2	—	17.2	—
Net income (loss)	$88.5	$(127.9)	$344.3	$144.9

Earnings (loss) per share:
Basic	$0.12	$(0.20)	$0.51	$0.22
Diluted	0.12	(0.20)	0.49	0.22

Number of shares used in per share calculations:
Basic	708.6	648.2	673.4	647.1
Diluted	720.1	648.2	713.8	701.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions except par value amounts)
(Unaudited)

As of	June 1, 2006	September 1, 2005

Assets
Cash and equivalents	$1,467.7	$524.5
Short-term investments	1,362.3	765.9
Receivables	805.7	794.4
Inventories	799.7	771.5
Prepaid expenses	52.1	37.8
Deferred income taxes	33.4	31.5
Total current assets	4,520.9	2,925.6
Intangible assets, net	208.5	260.2
Property, plant and equipment, net	5,438.1	4,683.8
Deferred income taxes	45.6	29.9
Restricted cash	14.9	50.2
Other assets	72.7	56.7
Total assets	$10,300.7	$8,006.4

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$951.9	$752.5
Deferred income	43.4	30.3
Equipment purchase contracts	103.2	48.8
Deferred income taxes	0.1	—
Current portion of long-term debt	180.4	147.0
Total current liabilities	1,279.0	978.6
Long-term debt	338.8	1,020.2
Deferred income taxes	36.9	35.2
Other liabilities	446.8	125.6
Total liabilities	2,101.5	2,159.6

Commitments and contingencies

Noncontrolling interests in subsidiaries	1,112.4	—

Common stock, $0.10 par value, authorized 3.0 billion shares, issued and outstanding 678.5 million and 616.2 million shares	67.9	61.6
Additional capital	5,597.0	4,707.4
Retained earnings	1,422.2	1,078.1
Accumulated other comprehensive loss	(0.3)	(0.3)
Total shareholders’ equity	7,086.8	5,846.8
Total liabilities and shareholders’ equity	$10,300.7	$8,006.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

Nine months ended	June 1, 2006	June 2, 2005

Cash flows from operating activities
Net income	$344.3	$144.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	936.2	949.6
Stock-based compensation	17.8	1.2
Loss (gain) from write-down or disposition of equipment	4.7	(13.1)
Loss (gain) from write-down or disposition of investments	(0.3)	0.8
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(34.3)	38.7
(Increase) decrease in inventories	75.9	(248.5)
Increase in accounts payable and accrued expenses	79.9	59.4
Increase (decrease) in customer prepayments	251.1	(0.3)
Deferred income taxes	(16.6)	(4.4)
Other	30.0	5.1
Net cash provided by operating activities	1,688.7	933.4

Cash flows from investing activities
Purchases of available-for-sale securities	(2,090.7)	(1,429.7)
Expenditures for property, plant and equipment	(790.1)	(921.6)
Proceeds from maturities of available-for-sale securities	1,477.4	1,344.9
Consolidation of TECH	319.0	—
(Increase) decrease in restricted cash	35.3	(23.7)
Proceeds from sales of property, plant and equipment	32.2	38.6
Proceeds from sales of available-for-sale securities	31.3	10.3
Other	(27.8)	(23.4)
Net cash used for investing activities	(1,013.4)	(1,004.6)

Cash flows from financing activities
Capital contribution from noncontrolling interest in IMFT	500.2	—
Proceeds from settlement of call spread options	171.1	—
Proceeds from issuance of common stock	83.4	29.8
Proceeds from sale of noncontrolling interest in MP Mask	48.0	—
Proceeds from issuance of debt	—	221.4
Proceeds from equipment sale-leaseback transactions	—	161.3
Repayments of debt	(384.0)	(183.1)
Payments on equipment purchase contracts	(150.9)	(170.8)
Debt issuance costs	—	(3.2)
Other	0.1	—
Net cash provided by financing activities	267.9	55.4

Net increase (decrease) in cash and equivalents	943.2	(15.8)
Cash and equivalents at beginning of period	524.5	486.1
Cash and equivalents at end of period	$1,467.7	$470.3

Supplemental disclosures
Income taxes paid, net	$(38.8)	$(11.7)
Interest paid, net of amounts capitalized	(28.0)	(39.6)
Noncash investing and financing activities:
Conversion of debt to equity	632.5	—
Equipment acquisitions on contracts payable and capital leases	225.3	346.2

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. The Company’s third quarter of fiscal 2006 and 2005 ended on June 1, 2006, and June 2, 2005, respectively. The Company’s fiscal 2005 ended on September 1, 2005. All period references are to the Company’s fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Current Report on Form 8-K dated February 7, 2006.

Recently issued accounting standards:  In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 1, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 in the third quarter of 2006. The adoption of Interpretation No. 47 did not have a significant impact on the Company’s results of operations or financial condition.

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

Lexar Media, Inc.

Subsequent to the end of the Company’s third quarter of 2006, on June 21, 2006, the Company acquired Lexar Media, Inc. (“Lexar”), a designer, developer, manufacturer and marketer of flash memory products, in a stock-for-stock merger. Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of Lexar was converted into 0.5925 shares of Micron’s common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option with an exercise price per share of $9.54 or less was converted into a Micron employee stock option using the Exchange Ratio. In connection therewith, the Company issued approximately 50 million shares of common stock and assumed Lexar options, which were converted into options to purchase approximately 7 million shares of the Company’s common stock, with a combined value of approximately $900 million. The financial results of Lexar will be included in the Company’s consolidated financial results subsequent to the June 21, 2006, acquisition date.

Supplemental Balance Sheet Information

Receivables	June 1, 2006	September 1, 2005

Trade receivables	$726.4	$719.7
Taxes other than income	18.5	24.0
Income taxes	0.2	8.6
TECH joint venture	—	24.0
Other	64.9	20.2
Allowance for doubtful accounts	(4.3)	(2.1)
	$805.7	$794.4

Inventories	June 1, 2006	September 1, 2005

Finished goods	$189.7	$271.1
Work in process	467.1	395.1
Raw materials and supplies	164.7	129.0
Allowance for obsolescence	(21.8)	(23.7)
	$799.7	$771.5

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded inventories of $103.8 million. (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)

	June 1, 2006		September 1, 2005
Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$413.0	$(207.5)	$384.6	$(177.7)
TECH joint venture supply arrangement	—	—	105.0	(54.7)
Other	5.6	(2.6)	5.3	(2.3)
	$418.6	$(210.1)	$494.9	$(234.7)

During the first nine months of 2006 and 2005, the Company capitalized $29.0 million and $24.9 million, respectively, for product and process technology with weighted-average useful lives of 9.8 years and 10.0 years, respectively.

In the third quarter of 2006, as a result of the Company’s consolidation of TECH, the intangible asset associated with the TECH joint venture supply arrangement became part of the Company’s investment in TECH’s net assets and was eliminated in consolidation. (See “Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.” note.)

Amortization expense for intangible assets was $10.5 million and $36.6 million for the third quarter and first nine months of 2006, respectively, and $12.7 million and $37.8 million for the third quarter and first nine months of 2005, respectively. Annual amortization expense for intangible assets held as of June 1, 2006, is estimated to be $47.3 million for 2006, $42.7 million for 2007, $42.0 million for 2008, $30.9 million for 2009 and $22.4 million for 2010.

Property, Plant and Equipment	June 1, 2006	September 1, 2005

Land	$107.4	$108.5
Buildings	2,677.3	2,419.0
Equipment	9,053.8	8,045.5
Construction in progress	341.0	235.8
Software	241.6	220.3
	12,421.1	11,029.1
Accumulated depreciation	(6,983.0)	(6,345.3)
	$5,438.1	$4,683.8

Depreciation expense was $336.0 million and $914.1 million for the third quarter and first nine months of 2006, respectively, and $305.6 million and $908.4 million for the third quarter and first nine months of 2005, respectively.

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded property, plant and equipment of $562.0 million. (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)

Accounts Payable and Accrued Expenses	June 1, 2006	September 1, 2005

Accounts payable	$602.5	$393.6
Salaries, wages and benefits	186.7	167.3
Taxes other than income	18.3	17.1
TECH joint venture	—	51.4
Other	144.4	123.1
	$951.9	$752.5

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded accounts payable and accrued expenses of $68.6 million. (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)

Debt	June 1, 2006	September 1, 2005

Capital lease obligations payable in monthly installments through February 2021, weighted-average imputed interest rate of 6.3% and 6.4%	$271.1	$197.4
Notes payable in periodic installments through June 2015, weighted-average interest rate of 1.6% and 1.9%	248.1	347.5
Convertible subordinated notes payable, face amount of $632.5 million, interest rate of 2.5%, due February 2010	—	622.3
	519.2	1,167.2
Less current portion	(180.4)	(147.0)
	$338.8	$1,020.2

As of June 1, 2006, notes payable in the above table included $228.1 million, denominated in Japanese yen, at a weighted-average interest rate of 1.2%.

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded $245.7 million of notes payable (which were repaid in the third quarter of 2006) and $93.1 million of capital lease obligations. (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)

The Company’s TECH subsidiary has a credit facility that enables it to borrow up to $400.0 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5%. As of June 1, 2006, TECH had not borrowed any amounts against the credit facility.

In the second quarter of 2006, the Company’s $632.5 million 2.5% Convertible Subordinated Notes (“Notes”) were converted into 53.7 million shares of the Company’s common stock. In addition, the Company’s related interest rate swap terminated by its terms on February 6, 2006 and, as a result, $34.8 million of cash pledged as collateral for the swap became unrestricted. On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”). The Company originally entered into the Call Spread Options in connection with its issuance of the Notes. The Company received $171.1 million for the settlement of the Call Spread Options. The settlement was accounted for as a capital transaction.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights. In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses. Lawsuits between Rambus and the Company are pending in the United States, Germany, France, and Italy. The Company also is engaged in litigation with Tessera, Inc. (“Tessera”) relating to certain of Tessera’s patents and certain of the Company’s patents in the U.S. District Court for the Eastern District of Texas. Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, and DDR2 SDRAM products, which account for a significant portion of net sales. A Company subsidiary, Lexar Media, Inc. (“Lexar”), is engaged in litigation with Toshiba Corporation (“Toshiba”) relating to certain of Toshiba’s patents in the U.S. District Court for the Northern District of California. The lawsuit pertains to certain flash components that Lexar purchases from vendors.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry. The Company is cooperating fully and actively with the DOJ in its investigation. The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ. Subsequent to the commencement of the DOJ investigation, at least eighty-four (seven of which have been dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act. The substantive allegations in these cases are similar to those asserted in the cases filed in the

United States and Puerto Rico. The Company is unable to predict the outcome of these suits. In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM. The Company has been served with civil investigative demands or subpoenas issued by many of the state Attorneys General and is responding to those requests. The Company is unable to predict the outcome of these lawsuits and investigations. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Four substantially similar complaints subsequently were filed in the same Court. The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003. The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. The five lawsuits have been consolidated and the Company expects a consolidated amended class action complaint to be filed. The Company is unable to predict the outcome of these cases. A court determination in these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name the Company as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. The Company is unable to predict the outcome of these suits. A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition. (See “Lexar Media, Inc.” note.)

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

Stock Plans

As of June 1, 2006, the Company had an aggregate of 152.6 million shares of its common stock reserved for issuance under its various stock plans, of which 123.5 million shares were subject to outstanding stock awards and 29.1 million shares were available for future grants. Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

In connection with the Company’s acquisition of Lexar on June 21, 2006, the Company assumed Lexar options, which were converted into options to purchase approximately 7 million shares of the Company’s common stock. (See “Lexar Media, Inc.” note.)

Stock Options:   Stock options are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant. Stock options issued prior to January 19, 1998, and after September 22, 2004, expire six years from the date of grant. All other options expire ten years from date of grant.

Option activity for the first nine months of 2006 is summarized as follows:

	Number of shares (in millions)	Weighted average exercise price per share	Weighed average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at September 1,2005	119.1	$20.58
Granted	10.5	13.70
Exercised	(6.6)	12.32
Cancelled or expired	(1.8)	23.70
Outstanding at June 1, 2006	121.2	20.38	5.1	$269.9

Exercisable at June 1, 2006	108.3	$21.24	5.1	$222.1

The weighted average grant-date fair value per share was $6.32 and $5.90 for options granted during the third quarter and first nine months of 2006, respectively, and $4.20 and $5.11 for options granted during the third quarter and first nine months of 2005, respectively. The total intrinsic value was $11.8 million and $22.3 million for options exercised during the third quarter and first nine months of 2006, respectively, and $0.1 million and $0.2 million for options exercised during the third quarter and first nine months of 2005, respectively.

Changes in the Company’s nonvested options for the first nine months of 2006 are summarized as follows:

	Number of shares (in millions)	Weighted- average grant date fair value per share

Nonvested at September 1, 2005	3.4	$5.94
Granted	10.5	5.90
Vested	(0.7)	5.54
Cancelled	(0.3)	6.05
Nonvested at June 1, 2006	12.9	5.93

As of June 1, 2006, there was $54.9 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility. The expected life of options granted is based on historical experience and on the terms and conditions of the options. The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant. Assumptions used in the Black-Scholes model are presented below:

Nine months ended	June 1, 2006

Average expected life in years	4.25
Expected volatility	42% - 48%
Weighted-average volatility	47%
Risk-free interest rate	3.9% - 5.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life. For purposes of this valuation model, no dividends have been assumed.

Restricted Stock:  As of June 1, 2006, there were 2.3 million shares of restricted stock and stock units outstanding, of which 0.6 million were performance-based restricted stock awards. For service-based restricted stock awards, restrictions lapse in one-third increments during each year of employment after the grant date. For performance-based restricted stock awards, vesting is contingent upon meeting certain Company-wide performance goals.

Restricted stock activity for the first nine months of 2006 and 2005 is summarized as follows:

	2006	2005
	Number of shares (in millions)	Number of shares (in millions)

Outstanding at beginning of period	0.3	—
Granted	2.1	0.3
Exercised	(0.1)	—
Cancelled or expired	(0.0)	(0.0)
Outstanding at end of period	2.3	0.3

Aggregate value	$38.1	$3.4

Weighted-average remaining contractual life	2.3 years	2.4 years

The weighted-average grant-date fair value per share was $12.91 and $12.17 for restricted stock awards granted during the first nine months of 2006 and 2005, respectively. The total value of awards for which restrictions lapsed during the first nine months of 2006 was $1.5 million. There were no restricted stock awards granted during the third quarter of 2005 or 2006.

As of June 1, 2006, there was $21.3 million of total unrecognized compensation cost, related to nonvested restricted stock and stock units awards, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s stock plans in the third quarter and first nine months of 2006 were $7.4 million and $17.8 million, respectively, and included the following:

	Quarter ended June 1, 2006	Nine months ended June 1, 2006

Stock-based compensation expense by caption:
Cost of goods sold	$2.5	$5.6
Selling, general and administrative	2.9	7.5
Research and development	2.0	4.7
	$7.4	$17.8

Stock-based compensation expense by type of award:
Stock options	$5.1	$11.6
Restricted stock	2.3	6.2
	$7.4	$17.8

Stock-based compensation expense of $1.2 million was capitalized and remained in inventory at the end of the third quarter of 2006. As of June 1, 2006, $76.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 1.6 years.

Through 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for the third quarter and first nine months of 2005:

	Quarter ended	Nine months ended
	June 2,	June 2,
	2005	2005

Net income (loss) available to common shareholders	$(127.9)	$144.9
Stock-based employee compensation expense included in reported net income, net of tax	0.5	1.2
Less total stock-based employee compensation expense determined under a fair value based method for all awards, net of tax	(175.7)	(257.9)
Pro forma net income (loss) available to common shareholders	$(303.1)	$(111.8)

Earnings (loss) per share:
Basic, as reported	$(0.20)	$0.22
Basic, pro forma	(0.47)	(0.17)

Diluted, as reported	$(0.20)	$0.22
Diluted, pro forma	(0.47)	(0.17)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the first nine months of 2006 includes $230.0 million of net proceeds from Intel Corporation (“Intel”) for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs. Other operating income for the third quarter of fiscal 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $14.5 million and net gains of $12.2 million from changes in currency exchange rates. Other operating income for the first nine months of fiscal 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $13.1 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax. The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance. Until such time as the Company utilizes a significant portion of its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance. As of June 1, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.6 billion and unused U.S. tax credit carryforwards of $183.7 million. The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $145.9 million. Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026. During the first nine months of 2006, the Company utilized approximately $1.1 billion of its U.S. tax net operating loss carryforwards as a result of the IMFT, MP Mask and related transactions. (See “Joint Ventures — IM Flash Technologies, LLC” and “Joint Ventures — MP Mask Technology Center, LLC” notes.)

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations. Antidilutive potential common shares that could dilute basic earnings per share in the future were 95.8 million and 97.9 million for the third quarter and first nine months of 2006, respectively, and 204.5 million and 147.1 million for the third quarter and first nine months of 2005, respectively.

	Quarter ended		Nine months ended
	June 1,	June 2,	June 1,	June 2,
	2006	2005	2006	2005

Net income (loss) available to common shareholders — Basic	$88.5	$(127.9)	$344.3	$144.9
Net effect of assumed conversion of debt	—	—	6.0	10.9
Net income (loss) available to common shareholders — Diluted	$88.5	$(127.9)	$350.3	$155.8

Weighted-average common shares outstanding — Basic	708.6	648.2	673.4	647.1
Net effect of dilutive stock options and assumed conversion of debt	11.5	—	40.4	54.3
Weighted-average common shares outstanding — Diluted	720.1	648.2	713.8	701.4

Earnings (loss) per share:
Basic	$0.12	$(0.20)	$0.51	$0.22
Diluted	0.12	(0.20)	0.49	0.22

Comprehensive Income

Comprehensive income for 2006 and 2005 includes net income (loss) and de minimis amounts of unrealized gains and losses on investments. Comprehensive income for the third quarter and first nine months of 2006 was $88.5 million and $344.3 million, respectively. Comprehensive income (loss) for the third quarter and first nine months of 2005 was $(127.7) million and $145.0 million, respectively.

Joint Ventures

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel that was formed to manufacture NAND Flash memory products for the exclusive benefit of its partners. In connection with the formation of IMFT, the Company contributed land and facilities in Lehi, Utah, a fully paid lease of a portion of the Company’s manufacturing facility in Manassas, Virginia, a wafer supply agreement to be supported by the Company’s operations located in Boise, Idaho and $250.0 million in cash. The aggregate fair value of these contributions was $1.245 billion. In connection with the contribution of land and facilities in Lehi, Utah, the Company recorded a $1.6 million gain in the second quarter of 2006, which is included in other non-operating income in the accompanying consolidated statement of operations. Intel contributed $1.196 billion in cash and notes to IMFT. As a result of these contributions, the Company owns 51% and Intel owns 49% of IMFT. The parties share the output of IMFT generally in proportion to their ownership in IMFT. The notes receivable from Intel for its contribution to IMFT are accounted for as a reduction to noncontrolling interest and are not included in receivables as of June 1, 2006.

Under the terms of the lease, IMFT has the use of approximately 50% of the Company’s manufacturing facility in Manassas, Virginia for a period of 10 years. IMFT purchases and installs manufacturing equipment into the leased facility which is operated and maintained by the Company. The cost of operating and maintaining the equipment is charged to IMFT. Under the terms of the wafer supply agreement, the Company manufactures wafers for IMFT in its Boise, Idaho facility for a period of five years.

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

The Company and Intel entered into various service contracts with IMFT under which they provide operational and administrative support services. The Company and Intel generally charge IMFT for costs of providing such services.

The Company has determined that IMFT is a variable interest entity as defined in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary. Accordingly, IMFT’s financial results are included in the accompanying consolidated financial statements of the Company. All amounts pertaining to Intel’s interests in IMFT are reported as noncontrolling interest.

The Company is obligated to provide certain NAND Flash memory products to Apple Computer Inc. (“Apple”) until December 31, 2010, pursuant to a NAND Flash supply agreement. In connection with the obligation, Apple made a prepayment of $250.0 million to the Company in the second quarter of 2006. The prepayment is included in other liabilities in the accompanying consolidated balance sheet.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company. On March 3, 2006, certain shareholders of TECH contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million. Following the contribution, the Company owned an approximate 43% interest in TECH. The shareholders’ agreement for the TECH joint venture expires in 2011.

Effective March 3, 2006, the Company entered into an agreement with EDB whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as of June 1, 2006) (collectively, the “TECH Options”). The Company’s option to purchase EDB’s shares in TECH is exercisable at any time prior to October 1, 2009. EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008, until October 1, 2010. The Company has determined that TECH is a variable interest entity, and as a result of the put option agreement noted above, the Company concluded it is the primary beneficiary of TECH as defined by FIN 46(R) and therefore began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of 2006.

Upon consolidation of TECH as of March 3, 2006, the Company’s basis of $133.6 million and the fair value of noncontrolling interests in TECH of $626.8 million were allocated to the assets and liabilities of TECH based on their estimated fair values. In connection with the consolidation of TECH, the Company recorded total assets of $990.1 million (net of $204.4 million of eliminated intercompany balances and the Company’s contribution to TECH), including cash of $319.0 million, inventories of $103.8 million and property, plant and equipment of $562.0 million, and total liabilities of $410.5 (net of $23.6 million of eliminated intercompany balances), including accounts payable and accrued expenses of $68.6 million and debt and capital lease obligations totaling $338.8 million.

The option granted by the Company to EDB to sell to the Company EDB’s shares in TECH is being accounted for as if the shares are mandatorily redeemable by the Company. The initial carrying value of the noncontrolling interest in TECH attributable to EDB of $286.9 million is being amortized to its estimated redemption value ($249.4 million as of March 3, 2006) through March 3, 2008, the date EDB’s option becomes exercisable. The amortization is recognized as other non-operating income in the accompanying consolidated statement of operations and amounted to $4.7 million for the third quarter of 2006.

TECH’s semiconductor manufacturing uses the Company’s product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. Through the second quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $286.7 million for the first six months of 2006. The net cost of products purchased from TECH amounted to $227.4 million and $547.9 million for the third quarter and first nine months of 2005, respectively. Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $5.8 million for the first six months of 2006 and $2.9 million and $8.8 million for the third quarter and first nine months of 2005, respectively. In connection with the consolidation of TECH, amortization of the TECH supply arrangement was discontinued as of the beginning of the third quarter of 2006.

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors. The Company contributed its then existing reticle manufacturing operation to the venture. In exchange for a 49.99% interest in MP Mask, Photronics paid $48.0 million cash and $15.0 million in notes due over two years to the Company. In connection with the joint venture, the Company received $72.0 million in exchange for entering into a license agreement with Photronics, which will be recognized over the term of the 10-year agreement. The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask. The financial results of MP Mask are included in the consolidated financial results of the Company.

Segment Information

The Company has determined, based on the nature of its operations and products offered to customers, that its reportable segments are Memory and Imaging. The Company’s Memory segment includes the operations of its joint ventures IMFT, TECH and MP Mask. (See “Joint Ventures” note.)  The Memory segment’s primary products are DRAM and NAND Flash memory products and the Imaging segment’s primary products are CMOS image sensors. Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision maker. The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment. Prior to the first quarter of 2006, the Company had a single reportable segment. The information below represents the Company’s reportable segments.

	Quarter ended		Nine months ended
	June 1,	June 2,	June 1,	June 2,
	2006	2005	2006	2005

Net sales:
Memory	$1,099.6	$972.9	$3,373.6	$3,433.1
Imaging	212.7	81.3	525.5	189.3
Total consolidated net sales	$1,312.3	$1,054.2	$3,899.1	$3,622.4

Operating income:
Memory	$7.2	$(138.5)	$188.9	$176.4
Imaging	40.2	8.4	108.1	(5.2)
Total consolidated operating income (loss)	$47.4	$(130.1)	$297.0	$171.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocations of wafer starts to these products; in “IM Flash Technologies, LLC” regarding NAND Flash production in future periods; in “Net Sales” regarding increases in and revenue from sales of NAND Flash and Imaging products; in “Selling, General and Administrative” regarding SG&A expenses for the fourth quarter of 2006; in “Research and Development” regarding R&D costs for the fourth quarter of 2006; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Income Taxes” regarding future provisions for income taxes and a reduction in the valuation allowance; and in “Liquidity and Capital Resources” regarding capital spending in 2006 and 2007; and  future capital contributions to IMFT and TECH. The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 1, 2005 and the Company’s Current Report on Form 8-K dated February 7, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated. All tabular dollar amounts are in millions. All production data reflects production of the Company and its TECH joint venture.

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

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors. These products are used in a wider range of applications than the computing applications that use the Company’s highest volume products, DDR and DDR2. The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide these products that are differentiated from competitors’ products based on performance characteristics. In the third quarter of 2006, sales of products other than PC DRAM products became a majority of the Company’s total net sales. The Company expects that the markets for these products will grow in the near term more rapidly than the overall semiconductor market. The Company plans to continue to allocate an increasing portion of its manufacturing capacity to CMOS image sensors and NAND Flash products. The Company believes that the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to achieve the highest rate of return.

The Company makes significant ongoing investments to implement its proprietary product and process technology in its facilities in the United States, Europe and Asia to manufacture semiconductor products with increasing functionality and performance at lower costs. The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased megapixel count. The Company generally reduces the manufacturing cost of each generation of product through advancements of its product and process technology such as its leading-edge line width process technology and innovative array architecture.

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

Recent Developments

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel Corporation. IMFT manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company. The parties share the output of IMFT generally in proportion to their investment in IMFT. IMFT’s financial results are included in the consolidated financial statements of the Company. As a result of their contributions to IMFT, the Company owns 51% and Intel owns 49% of IMFT. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures — IM Flash Technologies, LLC”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million. Following the contribution, the Company owned an approximate 43% interest in TECH. Effective March 3, 2006, the Company entered into an agreement with EDB whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as of June 1, 2006). As a result of the put option agreement noted above, the Company concluded it is the primary beneficiary of TECH and therefore began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of fiscal 2006. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.”)

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors. The Company contributed its then existing reticle manufacturing operation to the venture. In exchange for a 49.99% interest in MP Mask, Photronics paid cash and issued notes to the Company aggregating $63.0 million. In connection with the joint venture, the Company received $72.0 million in exchange for entering into a license agreement with Photronics, which will be recognized over the term of the 10-year agreement. The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask. The financial results of MP Mask are included in the consolidated financial results of the Company. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures — MP Mask Technology Center, LLC”)

Lexar Media, Inc. (“Lexar”):  On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger. Pursuant to the terms of a merger agreement, each issued and outstanding share of common stock of Lexar was converted into 0.5925 shares of Micron’s common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option with an exercise price per share of $9.54 or less was converted into a Micron employee stock option using the Exchange Ratio. In connection therewith, the Company issued approximately 50 million shares of common stock and assumed stock options representing approximately 7 million shares with an aggregate value of approximately $900 million. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Lexar Media, Inc.”)

Results of Operations
	Third Quarter				Second Quarter		Nine Months
	2006	% of net sales	2005	% of net sales	2006	% of net sales	2006	% of net sales	2005	% of net sales

Net sales:
Memory	$1,099.6	83.8%	$972.9	92.3%	$1,066.0	87.0%	$3,373.6	86.5%	$3,433.1	94.8%
Imaging	212.7	16.2%	81.3	7.7%	159.0	13.0%	525.5	13.5%	189.3	5.2%
	$1,312.3	100.0%	$1,054.2	100.0%	$1,225.0	100.0%	$3,899.1	100.0%	$3,622.4	100.0%

Gross margin:
Memory	$244.4	22.2%	$51.9	5.3%	$166.2	15.6%	$648.3	19.2%	$796.1	23.2%
Imaging	85.4	40.2%	34.7	42.7%	69.1	43.5%	227.9	43.4%	67.5	35.7%
	$329.8	25.1%	$86.6	8.2%	$235.3	19.2%	$876.2	22.5%	$863.6	23.8%

SG&A	$113.2	8.6%	$88.6	8.4%	$107.8	8.8%	$316.3	8.1%	$260.3	7.2%
R&D	167.7	12.8%	153.4	14.6%	159.5	13.0%	492.7	12.6%	453.2	12.5%
Net income	88.5	6.7%	(127.9)	(12.1)%	193.2	15.8%	344.3	8.8%	144.9	4.0%

The Company’s two reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary products are CMOS image sensors.

Net Sales

Total net sales for the third quarter of 2006 increased 7% as compared to the second quarter of 2006 reflecting a 34% increase in Imaging sales and a 3% increase in Memory sales. Total net sales for the third quarter of 2006 increased 24% as compared to the third quarter of 2005 reflecting a 162% increase in Imaging sales and a 13% increase in Memory sales. Total net sales for the first nine months of 2006 increased 8% as compared to the first nine months of 2005 due to a 178% increase in Imaging sales, partially offset by a slight decrease in Memory sales.

Memory:  Memory sales for the third quarter of 2006 increased by 3% as compared to the second quarter of 2006 primarily due to a 3% increase in DRAM sales and to a lesser extent an increase in NAND Flash memory sales. DRAM sales increased 3% due to an 18% increase in average selling prices per megabit partially offset by a 13% decrease in DRAM megabits sold. DRAM megabits sold decreased due to lower megabit production as wafer starts were allocated to Imaging products and NAND Flash products. DDR2 and DDR products were 28% and 21%, respectively, of the Company’s total net sales in the third quarter of 2006 as compared to 23% and 30%, respectively, of the Company’s total net sales in the second quarter of 2006. NAND Flash sales increased 18% in the third quarter of 2006 as compared to the second quarter of 2006 primarily due to a 63% increase in megabits sold partially offset by a 28% decrease in average selling prices. NAND Flash sales were approximately 5% of the Company’s total net sales in the third quarter of 2006. Sales of NAND Flash include sales from the Company’s consolidated joint venture, IMFT, to Intel at long-term negotiated prices approximating cost. The Company expects that NAND Flash revenue will increase significantly in future periods as the Company ramps additional production capacity through its IMFT joint venture. NAND Flash revenue in the fourth quarter of 2006 is not expected to be significantly affected by the acquisition of Lexar on June 21, 2006, as the Company does not expect to recognize revenue from Lexar’s products that were in the distribution channel at the acquisition date. Memory megabits in finished goods inventory at the end of the third quarter of 2006 were essentially unchanged from the second quarter of 2006 as megabit sales approximated megabit production.

Memory sales for the third quarter of 2006 increased 13% as compared to the third quarter of 2005 primarily due to a 9% increase in sales of DRAM and a 423% increase in sales of NAND Flash. The increase in DRAM sales was primarily due to an 8% increase in megabits sold. Memory sales for the first nine months of 2006 were slightly lower than for the first nine months of 2005 as increases in NAND Flash sales were offset by a 5% decrease in DRAM sales. The decrease in DRAM sales for the first nine months of 2006 was the result of a 27% decrease in average selling prices mitigated by a 31% increase in megabits sold. Megabit production increased 26% and 42% in the third quarter and first nine months of 2006, respectively, as compared to the corresponding periods of 2005, primarily due to production efficiencies including improvements in product and process technologies and to a shift in product mix to the manufacture of NAND Flash. DDR2 and DDR products were 15% and 45%, respectively, of the Company’s total net sales in the third quarter of 2005.

Imaging:  Imaging sales for the third quarter of 2006 increased by 34% as compared to the second quarter of 2006 primarily due to a 27% increase in unit sales and a shift in the Company’s product mix to sensors with higher pixel resolution. Imaging sales were 16% of the Company’s total net sales for the third quarter of 2006 as compared to 13% for the second quarter of 2006 and 8% for the third quarter of 2005. Imaging sales for the third quarter and first nine months of 2006 increased by 162% and 178%, respectively, from the corresponding periods of 2005 as unit sales more than tripled, the effect of which was partially offset by an approximate 25% decrease in the average selling price per unit. Production increased due to the allocation of more wafers to the manufacture of Imaging products as well as improvements in manufacturing efficiencies. The Company expects that Imaging revenue will continue to grow in future periods as additional manufacturing capacity is allocated to the production of these products.

Gross Margin

The Company’s overall gross margin percentage increased to 25.1% for the third quarter of 2006 from 19.2% for the second quarter of 2006 primarily due to increases in average selling prices for Memory products and a continued shift in product mix to higher margin products including CMOS image sensors. The Company’s overall gross margin percentage for the third quarter of 2006 increased from 8.2% for the third quarter of 2005 primarily due to improvements in the gross margin for Memory products as a result of cost reductions. The Company’s overall gross margin percentage for the first nine months of 2006 declined to 22.5% from 23.8% for the first nine months of 2005 primarily due to significant decreases in average selling prices for Memory products that were partially mitigated by cost reductions and shifts in product mix to higher margin products.

Memory:  The Company’s gross margin for Memory products for the third quarter of 2006 of 22.2% increased from 15.6% for the second quarter of 2006 primarily due to the 18% increase in the average selling price per megabit for DRAM products. The Company’s gross margin for Memory products for the third quarter of 2006 was adversely impacted by a 28% reduction in average selling prices for NAND Flash as compared to the second quarter of 2006. The Company’s overall cost of goods sold per megabit for the third quarter of 2006 declined slightly from the second quarter of 2006 primarily due to manufacturing efficiencies achieved from improved product yields and an increase in production utilizing the Company’s 110nm and 95nm process technologies.

The Company’s gross margin percentage for Memory products in the third quarter of 2006 increased from 5.3% for the third quarter of 2005 primarily due to reductions in costs of goods sold per megabit. The Company’s gross margin percentage for Memory products for the first nine months of 2006 declined to 19.2% from 23.2% for the first nine months of 2005 primarily due to a 37% decrease in the average selling prices per megabit for memory products, mitigated by improvements in costs of goods sold per megabit.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 20% to 25% of the total megabits of memory produced by the Company in recent periods. TECH primarily produced DDR and DDR2 products in 2006 and 2005. Through the second quarter of 2006, the Company purchased memory products from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter. In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations. As of the beginning of the third quarter of 2006, TECH’s results are included in the Company’s consolidated results. TECH utilizes the Company’s product designs and process technology and, as a result, the gross margin percentage on sales of TECH products in the third quarter of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations. (See “Recent Developments — TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage of 40.2% for Imaging products for the third quarter of 2006 was slightly lower than the 43.5% gross margin for the second quarter of 2006, primarily due to decreases in average selling prices for certain high volume products and higher costs associated with the ramp in production of Imaging products at an additional fabrication facility. The Company’s gross margin for Imaging products for the third quarter of 2006 was slightly lower than the 42.7% gross margin for the third quarter of 2005 primarily due to decreases in average selling prices of 23% per unit that was mitigated by improvements in the cost of goods sold per unit. The Company’s gross margin for Imaging products for the first nine months of 2006 of 43.4% was significantly higher than the 35.7% gross margin for the third first nine months of 2005 primarily due to improvements in the average cost of goods sold per unit partially offset by a 23% decrease in the overall average selling price per unit.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2006 increased 5% from the second quarter of 2006 primarily due to increased costs associated with outstanding legal matters. SG&A expenses for the third quarter and first nine months of 2006 were 28% and 22% higher, respectively, than for the corresponding periods of 2005 primarily due to higher compensation costs and to increased costs associated with outstanding legal matters. The Company expects SG&A expenses to increase to approximately $130 million for the fourth quarter of 2006 to support growth for the ramp of IMFT, the acquisition of Lexar and the consolidation of TECH.

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

R&D expenses for the third quarter of 2006 increased 5% from the second quarter of 2006 primarily due to increased expenditures on NAND Flash memory products and processes. R&D expenses for the third quarter of 2006 increased 9% from the third quarter of 2005 primarily due to higher compensation costs. R&D expenses for the first nine months of 2006 increased 9% from the first nine months of 2006, principally due to higher compensation costs, increases in R&D equipment depreciation and increases in development wafers processed. The Company and Intel share R&D process and design costs for NAND Flash equally. The Company expects that its R&D costs will approximate $165 million to $175 million for the fourth quarter of 2006.

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

Stock-Based Compensation

Through 2005, the Company accounted for its stock plans using the intrinsic value method. Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires the Company to use a fair-value based method to accounting for stock-based compensation. Accordingly, stock-based compensation cost is measured as of the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for the Company’s stock plans in the third quarter and first nine months of 2006 was $7.4 million and $17.8 million, respectively, of which $1.2 million was capitalized and remained in inventory at the end of the third quarter of 2006. In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption of SFAS 123(R). Because the Company’s near-term, stock-based compensation costs were reduced by the acceleration of vesting in 2005, stock-based compensation costs would grow significantly in future periods if the Company continues to grant amounts of new stock-based compensation awards similar to recent periods.

Other Operating (Income) Expense, Net

Other operating income for the first nine months of 2006 includes $230.0 million of net proceeds from Intel Corporation (“Intel”) for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.  Other operating income for the third quarter of 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $14.5 million and net gains of $12.2 million from changes in currency exchange rates. Other operating income for the first nine months of 2005 includes gains net of losses on write-downs and disposals of semiconductor equipment of $13.1 million and $12.0 million in receipts from the U.S. government in connection with anti-dumping tariffs. The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 1, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.9 million for the euro.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax. The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by a reduction in the valuation allowance. Until such time as the Company utilizes a significant portion of its U.S. net operating loss carryforwards and unused tax credits, the provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance. As of June 1, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.6 billion and unused U.S. tax credit carryforwards of $183.7 million. The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $145.9 million. Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026. During the first nine months of 2006, the Company utilized approximately $1.1 billion of its U.S. tax net operating loss carryforwards as a result of IMFT, MP Mask and related transactions. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures — IM Flash Technologies, LLC” and “Joint Ventures — MP Mask Technology Center, LLC” notes.)

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period. As of June 1, 2006, the Company had cash and marketable investment securities totaling $2.8 billion compared to $1.3 billion as of September 1, 2005. The Company’s cash and marketable investment securities as of June 1, 2006, included $747.8 million held at, and anticipated to be used in the near term by, IMFT and TECH.

Operating Activities:  For the first nine months of 2006, net cash provided by operating activities was $1,688.7 million, which principally reflects the Company’s $344.3 million of net income (which includes $230.0 million from the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel) adjusted by $936.2 million for non-cash depreciation and amortization expense. Cash provided by operations also included $250.0 million received from Apple as prepayment for future NAND Flash sales and $72 million received from Photronics in exchange for entering into a license agreement.

Investing Activities:  For the first nine months of 2006, net cash used by investing activities was $1,013.4 million, which included cash expenditures for property, plant and equipment of $790.1 million. For the first nine months of 2006, net cash provided by investing activities included $319.0 million that resulted from the consolidation of TECH. The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies. The Company projects 2006 capital spending of approximately $2.2 billion, which includes approximately $850 million for planned expenditures by IMFT and approximately $400 million for planned expenditures by TECH. The Company projects 2007 capital spending of approximately $3.5 billion, which includes IMFT and TECH related expenditures. As of June 1, 2006, the Company had commitments extending into 2007 of approximately $1.0 billion for the acquisition of property, plant and equipment.

Financing Activities:  For the first nine months of 2006, net cash provided by financing activities was $267.9 million, which includes $500.2 million received from Intel for its interest in IMFT, $48.0 million received from Photronics for its interest in MP Mask and $171.1 million from the settlement of call spread options, net of $534.9 million of payments on debt and equipment purchase contracts. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures.)

In the third quarter of 2006, the Company’s TECH joint venture repaid $245.7 million of its outstanding notes that had been included in the debt recorded by the Company in the consolidation of TECH. TECH also entered into a credit facility that will enable it to borrow up to $400 million. TECH expects to draw on this facility in future periods to fund its capital expenditures.

On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”). The Company originally entered into the Call Spread Options in connection with its issuance of the Notes. The Company received $171.1 million in the third quarter of 2006 for the settlement of the Call Spread Options.

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

IMFT:  As of June 1, 2006, IMFT had $551.8 million of cash and marketable investment securities and $696.0 million due under the notes receivable from Intel. IMFT’s cash and marketable investment securities are not available or anticipated to be made available to finance the Company’s other operations. Subject to certain conditions, the Company expects to make additional contributions of approximately $1.4 billion over the next three years and additional investments as appropriate to support the growth of IMFT’s operations.

TECH:  As of June 1, 2006, TECH had $196.0 million of cash and marketable investment securities. TECH’s cash and marketable investment securities are not available or anticipated to be made available to finance the Company’s other operations. On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million. The Company’s option to purchase EDB’s shares in TECH is exercisable at any time until October 1, 2009. EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008 until October 1, 2010. Exercise of either option would require the Company to pay approximately $250 million to EDB. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.”)

Contractual Obligations:  As of June 1, 2006, future maturities of notes payable, minimum lease payments under capital lease obligations and minimum commitments under operating leases were as follows:

	Total	Remainder of 2006	2007	2008	2009	2010	2011 and thereafter

Notes payable	$248.1	$2.5	$82.1	$64.7	$47.3	$46.8	$4.7
Capital lease obligations	302.8	31.6	95.4	76.2	71.2	6.5	21.9
Operating leases	61.8	4.5	15.2	9.1	4.8	3.8	24.4

Off-Balance Sheet Arrangements

As of June 1, 2006, the Company had stock warrants outstanding that may be considered off-balance sheet arrangements. In 2001, the Company received $480.2 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock. The warrants entitle the holders to exercise their warrants and purchase shares of the Company’s common stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”). Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date. At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied. As of June 1, 2006, there had been no exercises of warrants and all warrants issued remained outstanding.

Recently Issued Accounting Standards

Recently issued accounting standards:  In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 1, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 in the third quarter of 2006. The adoption of Interpretation No. 47 did not have a significant impact on the Company’s results of operations or financial condition.

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

Acquisitions and Consolidations:  Determination and the allocation thereof of the purchase price of acquired operations significantly influences the period in which costs are recognized. Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given. The Company typically obtains independent third party valuation studies to assist in determining fair values. The estimation of the fair values of consideration given and assets and liabilities acquired involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 1, 2006, $423.3 million of the Company’s $519.2 million in total debt was at fixed interest rates. As a result, the fair value of the debt fluctuates based on changes in market interest rates. The estimated fair market value of the Company’s debt approximated the carrying value of the debt as of June 1, 2006.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Part II. Other Information — Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar. The Company held aggregate cash and other assets in foreign currencies valued at U.S. $415.3 million as of June 1, 2006, and U.S. $344.4 million as of September 1, 2005 (including cash and equivalents denominated in yen valued at U.S. $184.4 million as of June 1, 2006, and U.S. $214.9 million as of September 1, 2005; cash and equivalents denominated in Singapore dollars valued at U.S. $88.7 million; and deferred income tax assets denominated in yen valued at U.S. $59.3 million as of June 1, 2006, and U.S. $50.5 million as of September 1, 2005). The Company also held aggregate foreign currency liabilities valued at U.S. $581.1 million as of June 1, 2006, and U.S. $575.3 million as of September 1, 2005 (including debt denominated in yen valued at U.S. $237.7 million as of June 1, 2006, and U.S. $298.9 million as of September 1, 2005). Foreign currency receivables and payables as of June 1, 2006, were comprised primarily of yen, euros, Singapore dollars and British pounds. The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 1, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.9 million for the euro.

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

Subsequent to the end of the third quarter of 2006, on June 21, 2006, the Company acquired Lexar Media, Inc. (“Lexar”). (See Part I. Financial Information — Item 1. Financial Statements — Notes to Consolidated Financial Statements — Lexar Media, Inc.” note.)  In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005 and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls. These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements. As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its control over financial reporting was not effective as of the end of the periods covered by those reports. The Company began consolidating the financial results of Lexar on June 22, 2006,

2006. To the extent the Company has not remediated these material weaknesses, the effectiveness of the Company’s internal control over financial reporting may be adversely affected.

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

On January 13, 2003, Toshiba Corporation (“Toshiba”) filed a lawsuit against a Company subsidiary, Lexar Media, Inc. (“Lexar”), in the United States District Court for the Northern District of California, alleging infringement of eight Toshiba patents. On February 7, 2003, Toshiba Corporation filed an amended complaint alleging infringement of a total of nine Toshiba patents. The lawsuit pertains to certain flash components that Lexar purchases from vendors.

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

On November 4, 2002, Lexar filed a lawsuit against Toshiba Corporation, Toshiba America, Inc. and Toshiba America Electronics Corporation (“TAEC”) in the Superior Court of the State of California (Santa Clara County) alleging theft of trade secrets and breach of fiduciary duty. Lexar later filed an amended complaint adding a violation of California Business and Professions Code Section 17200 and dismissing without prejudice claims against Toshiba America, Inc. On March 23, 2005, a jury found that Toshiba Corporation and TAEC misappropriated Lexar’s trade secrets and breached their fiduciary duty to Lexar. The jury awarded damages of $255.4 million for Toshiba’s misappropriation of trade secrets, $58.7 million for Toshiba’s breach of fiduciary duty, $58.7 million for TAEC’s breach of fiduciary duty, and $8.2 million in prejudgment interest for breach of fiduciary duty. The jury subsequently awarded an additional $84.0 million in punitive damages. On December 2, 2005, the Court granted the defendants’ motion for a new trial on the economic and monetary awards for misappropriation of trade secrets and breach of fiduciary duty, setting aside the jury’s damage award. The Court denied defendants’ motion for a new trial on all other grounds and also denied the motion for judgment notwithstanding the verdict. Lexar and the defendants have cross-appealed the Court’s December 2, 2005 order and the California Court of Appeals will address both damages and liability issues presented by the jury’s verdict.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers. Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002. All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings. The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees. On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers. In addition, at least sixty-two cases have been filed in various state courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM. Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico. The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints. The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings. Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States. Based upon the Company’s analysis of the claims made and the nature of the DRAM industry, the Company believes that class treatment of these indirect purchaser cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a purchaser-by-purchaser basis. In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against the Company and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM. The Company has been served with civil investigative demands or subpoenas issued by many of the state Attorneys

General and is responding to those requests. The Company is unable to predict the outcome of these lawsuits and investigations. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Four substantially similar complaints subsequently were filed in the same Court. The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003. The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. The five lawsuits have been consolidated and the Company expects a consolidated amended class action complaint to be filed. The Company is unable to predict the outcome of these cases. A court determination in these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name the Company as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. The Company is unable to predict the outcome of these suits. A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition. (See “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Lexar Media, Inc.”)

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

Per megabit average selling prices for our semiconductor memory products decreased 37% in the first nine months of 2006 as compared to the first nine months of 2005. In recent years, we have also experienced annual decreases in per megabit average selling prices for our semiconductor memory products including:  24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001. At times, average selling prices for our semiconductor memory products have been below our costs. If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide semiconductor memory production or lack of demand for semiconductor memory could lead to further declines in average selling prices.

The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory and could continue to lead to future increases. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production. Several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities. Increases in worldwide supply of semiconductor memory, if not accompanied with increases in demand, could lead to further declines in average selling prices for our products and could materially adversely affect our business, results of operations or financial condition.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Historically, our gross margin has benefited from decreases in per unit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may be unable to reduce our per unit manufacturing costs or reduce these costs at historical rates due to strategic product diversification decisions affecting product mix, the ever increasing complexity of manufacturing processes, changes in process technologies or products which inherently may require relatively larger die sizes. Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of Imaging and certain specialty memory products.

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

•                  diverting management’s attention from DRAM and CMOS Image sensor operations;

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

Our Imaging business has grown rapidly in the recent periods. Sales of Imaging products increased substantially and represented 16% of our net sales in the third quarter of 2006. Our imaging products have higher gross margins than the overall gross margins from our memory products. As we continue to expand our imaging business, there can be no assurance that we will be able to maintain these growth rates or gross margins. The continued success of our Imaging products will depend on a number of factors, including:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. Cash and investments of IMFT and TECH are not available to finance our other operations. In addition to cash provided by operations, we have from time to time utilized external sources of financing. Depending on general market and economic conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars. Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the yen and euro. The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of June 1, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $0.9 million for the yen and $0.9 million for the euro. In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.

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

On January 13, 2003, Toshiba Corporation (“Toshiba”) filed a lawsuit against our subsidiary, Lexar Media, Inc. (“Lexar”), in the United States District Court for the Northern District of California, alleging infringement of eight Toshiba patents. On February 7, 2003, Toshiba Corporation filed an amended complaint alleging infringement of a total of nine Toshiba patents. The lawsuit pertains to certain flash components that Lexar purchases from vendors.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers. Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002. All of the cases have been transferred to the U.S. District Court for the Northern District of California for

consolidated proceedings. The complaints allege price-fixing in violation of federal antitrust laws and seek treble monetary damages, costs, attorneys’ fees, and an injunction against the allegedly unlawful conduct. Additionally, four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees. On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers. In addition, at least sixty-two cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM. Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico. The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints. The complaints allege violations of various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings. Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States. Based upon our analysis of the claims made and the nature of the DRAM industry, we believe that class treatment of these indirect purchaser cases is not appropriate and that any purported injury alleged by plaintiffs would be more appropriately resolved on a purchaser-by-purchaser basis. In addition, the Attorneys General of Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin are investigating potential state and federal civil claims against us and other DRAM suppliers on behalf of state and governmental entities that were direct or indirect purchasers of DRAM and potentially on behalf of other indirect purchasers of DRAM. We have been served with civil investigative demands or subpoenas issued by many of the state Attorneys General and we are responding to those requests. We are unable to predict the outcome of these lawsuits and investigations. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Four substantially similar complaints subsequently were filed in the same Court. The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003. The complaints generally allege violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or our operations and financial results. The complaints seek unspecified damages, interest, attorneys’ fees, costs, and expenses. The five lawsuits have been consolidated and we expect  a consolidated amended class action complaint to be filed.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name us as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. We are unable to predict the outcome of these suits.

The Company is unable to predict the outcome of these cases. A court determination in the class action against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Current economic and political conditions may harm our business.

Global economic conditions and the effects of military or terrorist actions may cause significant disruptions to worldwide commerce. If these disruptions result in delays or cancellations of customer orders, a decrease in corporate spending on information technology or our inability to effectively market, manufacture or ship our products. Global economic conditions may also affect consumer demand for devices that incorporate our products such as mobile phones, personal computers, flash memory cards and USB devices. As a result, our business, results of operations or financial condition could be materially adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 69% of our consolidated net sales for the third quarter of 2006. In addition, we have manufacturing operations in Italy, Japan, Puerto Rico, Scotland and Singapore. Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per megabit manufacturing costs. Additionally, our control over operations at our IMFT, TECH and MP Mask joint ventures may be limited by our agreements with our partners. From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Risks Related to our Acquisition of Lexar Media, Inc.

We may have difficulty integrating the operations of Lexar.

If we are unable to successfully combine and integrate the Lexar operations, we may not be able to realize any of the anticipated benefits of the merger, which could harm the results of operations of the combined company. In order to realize the benefits of the merger, we will need to timely integrate the technology, operations, and personnel of Lexar. Integrating the two companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Lexar. The challenges involved in this integration include the following:

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

We may not successfully integrate the operations of Lexar in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the Lexar merger to the extent, or in the timeframe, anticipated. The anticipated benefits of the Lexar merger assume a successful combination. In addition to the risks discussed above, our ability to realize these benefits of the merger could be adversely affected by practical or legal constraints on its ability to combine operations.

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

In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005 and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls. These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements. As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its control over financial reporting was not effective as of the end of the periods covered by the reports. While prior to the close of the merger Lexar continued to take steps to remediate these material weaknesses, there can be no assurance that we will be able to completely remediate these material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective. We began consolidating the financial results of Lexar on June 22, 2006. To the extent we have not remediated these material weaknesses, the effectiveness of our internal control over financial reporting may be adversely affected.

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

Gross margins on sales of Lexar products could be adversely affected by the pricing practices of the distribution channel.

Nearly all of our Lexar subsidiary’s sales are made through resellers which traditionally have been provided price protection. In an environment of slower demand and abundant supply of products, price declines and channel promotion expenses are more likely to occur. Further, in this environment, high channel inventory may result in substantial price protection charges. These price protection charges have the effect of reducing gross sales and gross margin. We expect that Lexar will continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins could be adversely affected.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement & Plan of Merger by and among the Registrant, March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 (1)
2.2	First Amendment to Agreement & Plan of Merger, dated as of March 30, 2006, by and among Lexar Media, Inc., the Registrant and March 2006 Merger Corp. (2)
3.1	Articles of Incorporation of Registrant, Restated (3)
3.8	Bylaws of the Registrant, As Amended (4)
9.1	Form of Voting Agreement, by and among the Registrant and certain stockholders of Lexar Media, Inc., dated as of March 8, 2006 (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)   Incorporated by reference to Current Report on Form 8-K dated March 8, 2006

(2)   Incorporated by reference to Current Report on Form 8-K dated May 30, 2006

(3)   Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(4)   Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 2, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Dated: July 11, 2006	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)