Form 10-K
period 2006-08-31
MICRON TECHNOLOGY INC
filed 2006-11-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 2, 2006, as reported by the New York Stock Exchange, was approximately $6.5 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of November 1, 2006, was 754,409,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2006 Annual Meeting of Shareholders to be held on December 5, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Products” regarding the Company’s expectation regarding sales of DDR and DDR2 products in 2007, continued growth in the NAND Flash and CMOS image sensor markets, significant growth in the sales for NAND Flash memory and CMOS image sensors in future periods and the introduction of new products in 2007; and in “Manufacturing” regarding the Company’s expectation to transition smaller line-width process technologies in 2007.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors.”  All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”), a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.  Also available on the Company’s website are its:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of the Company’s Code of Business Conduct and Ethics will also be posted on the Company’s website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  In February 2006, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards.

Overview

The Company is an industry leading, global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory and CMOS image sensors.  The Company’s products are offered in a wide variety of package and configuration options, architectures and performance characteristics tailored to meet application and customer needs.  Individual devices take advantage of the Company’s advanced silicon processing technology and manufacturing expertise.  The Company aims to continually introduce new generations of products that offer lower costs per unit and improved performance characteristics.  The Company operates in two segments, Memory and Imaging.

Memory:  The Memory segment’s primary products are DRAM and NAND Flash, which are key components used in a broad array of electronic applications, including personal computers, workstations, network servers, mobile phones, flash memory cards, USB storage devices, MP3 players and other consumer electronics products.  The Company sells primarily to original equipment manufacturers, distributors and retailers located around the world.

In 2006, the Company took several steps towards establishing a significant presence in the NAND Flash market.  In January 2006, the Company partnered with Intel Corporation (“Intel”) to form a NAND Flash manufacturing joint venture, IM Flash Technologies, LLC (“IMFT”), which is a consolidated subsidiary of the Company.  IMFT initiated an accelerated build-out and production ramp at two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2007.  Furthering its efforts to increase its share of the NAND market, in June 2006, the Company acquired Lexar Media, Inc. (“Lexar”), a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.  The acquisition of Lexar broadened the Company’s NAND product offering, enhanced the Company’s retail presence and strengthened its portfolio of intellectual property.

Imaging: The Imaging segment’s primary products are CMOS image sensors, which are key components used in a broad array of electronic applications, including mobile phones, digital still cameras, webcams and other consumer, security and automotive applications.  The Company’s primary customers are camera module integrators located around the world.  During 2006, the Company introduced several new leading-edge Imaging products and significantly increased its Imaging production, enabling it to become a market leader for CMOS image sensors.

Products

Memory:  The Company’s Memory segment has two primary product types:  DRAM and NAND Flash.  Sales of Memory products were 86%, 94% and 98% of the Company’s total net sales in 2006, 2005 and 2004, respectively.

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 76%, 87% and 92% of the Company’s total net sales in 2006, 2005 and 2004, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics.  In recent years, the Company has significantly increased its production and sales of specialty memory products such as pseudo-static RAM, Mobile DRAM and Reduced Latency DRAM.  Specialty memory products are generally targeted for networking, server and mobile applications that require specific performance characteristics such as low power and low latency.  The transition to specialty memory products has reduced the Company’s concentration on standardized, high-volume products sold for use as main memory in computers such as Double Data Rate Synchronous DRAM (“DDR”) and DDR2.

DDR and DDR2:  DDR and DDR2 are standardized, high-density, high-volume, DRAM products that are sold primarily for use as main system memory in computers.  DDR and DDR2 products offer high speed and high bandwidth at a relatively low cost compared to other semiconductor memory products.  DDR products were 26%, 44% and 57% of the Company’s total net sales in 2006, 2005 and 2004, respectively.  DDR2 products were 25% and 14% the Company’s total net sales in 2006 and 2005, respectively.  The Company expects that DDR and DDR2 products will continue to decrease as a percentage of the Company’s total net sales in 2007 due to significant increases in sales of the Company’s other products.

In response to changes in the DRAM market, the Company has broadened its DDR and DDR2 product offerings in recent years.  The Company offers DDR products in 128 megabit (“Mb”), 256 Mb, 512 Mb and 1 gigabit (“Gb”) densities.  The Company also offers 256 Mb, 512 Mb, 1 Gb and 2 Gb DDR2 products.  The Company expects that these densities will be necessary to meet future customer demands for a broad array of products.  The Company also offers its DDR and DDR2 products in multiple configurations, speeds and package types.  In September 2006, the Company began sampling a 1 Gb DDR3 device.

Synchronous DRAM (“SDRAM”):  In 2006 and 2005, SDRAM was primarily used in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as memory upgrades to legacy computers.  Sales of SDRAM products were 16%, 20% and 31% of the Company’s total net sales in 2006, 2005 and 2004, respectively.  SDRAM sales have declined as personal computer manufacturers have transitioned to DDR and DDR2 products.  The decline has been partially offset by increased usage of SDRAM products in other applications.  The Company offers 64 Mb, 128 Mb, 256 Mb and 512 Mb SDRAM products.

Pseudo-static RAM (“PSRAM”):  PSRAM products, marketed by the Company under the proprietary brand name CellularRAM™, are DRAM products with an SRAM-like interface.  PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM.  PSRAM products are used primarily in cellular phone applications.  The Company offers PSRAM products in 16 Mb, 32 Mb, 64 Mb and 128 Mb densities.  The Company is the market leader in sales of PSRAM products.  Sales of PSRAM products were 8% and 7% of the Company’s total net sales in 2006 and 2005, respectively.

Mobile DRAM:  Mobile DRAM products are specialty DRAM memory devices designed for applications that demand minimal power consumption, such as personal digital assistants (PDAs), smart phones, GPS devices, digital still cameras and other handheld electronic devices.  The Company sells SDRAM and DDR mobile memory products in 64 Mb, 128 Mb, 256 Mb and 512 Mb densities.  The Company’s mobile DRAM products feature its proprietary Endur-IC™ technology, which the Company believes provides distinct advantages to its customers in terms of low power, high quality and high reliability.

Reduced Latency DRAM (“RLDRAM”):  RLDRAM products are low-latency DRAM memory devices with high clock rates targeted at network applications.  The Company offers RLDRAM in 256 Mb and 288 Mb densities and expects to begin shipping 576 Mb densities in 2007.

NAND Flash Memory:  Flash memory products are electrically re-writeable, non-volatile semiconductor devices that retain memory content when power is turned off.  The Company’s Flash efforts are concentrated on NAND Flash (“NAND”) devices which use semiconductor technology similar to DRAM.  NAND is ideal for mass-storage devices due to its faster erase and write times, higher density, and lower cost per bit than NOR Flash, which is the primary competing Flash architecture.  The market for NAND products has grown rapidly and the Company expects it to continue to grow due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3 players and mobile phones.  Embedded NAND-based storage devices are also utilized in mobile phones and other personal and consumer applications.

NAND and DRAM share common manufacturing processes, enabling the Company to leverage its product and process technologies and manufacturing infrastructure.  The Company’s NAND designs feature a small cell structure that allows for higher densities for demanding applications.  In 2006, the Company offered NAND products in 1 Gb, 2 Gb, 4 Gb and 8 Gb densities and plans to introduce 16 Gb densities in 2007.  In 2006, the Company’s products were manufactured primarily using 72nm and 90nm line-width process technology and began sampling products manufactured using 50nm line-width process technology.  In addition, in 2006, the Company began sampling Multi-Level Cell (“MLC”) NAND products, which double the bit density compared to single level cell products.  NAND sales were 6% of the Company’s total net sales in 2006.  The Company expects sales of NAND to increase significantly in 2007 and 2008 as it ramps production from two 300mm facilities dedicated to NAND production and recognizes sales by its Lexar subsidiary.

As a result of its acquisition of Lexar, the Company began selling in the fourth quarter of 2006 high-performance digital media products and other flash-based storage products through retail and original equipment manufacturing (OEM) channels.  The Company’s digital media products include a variety of Flash memory cards with a range of speeds, capacities and value-added features.  The Company’s digital media products also include its JumpDrive™ products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement, digital media accessories and a variety of connectivity products that link media products to PCs and other electronic host devices.  The Company also licenses its patented controller technology to other companies.

The Company offers Flash memory cards in all major media formats currently used by digital cameras and other electronic host devices, including:  CompactFlash, Memory Stick, Secure Digital Card and the xD Picture Card.  Many of CompactFlash, Memory Stick and Memory Stick PRO products sold by the Company incorporate its patented controller technology.  Other products, including Secure Digital Card Flash memory cards and some JumpDrive products, incorporate third party controllers.  The Company also resells Flash memory products that are purchased from suppliers.  The Company offers Flash memory cards in a variety of speeds and capacities.  The Company also offers more advanced features in some Flash media card products that provide additional performance advantages, such as Write Acceleration, or WA technology, the ActiveMemory™ System and LockTight™ CompactFlash.  The Company sells products under its Lexar™ brand and also manufactures products that are sold under other brand names.  The Company has a multi-year agreement with Eastman Kodak to sell digital media products under the Kodak brand name.

Imaging: Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors are the primary product of the Company’s Imaging segment.  CMOS image sensors are semiconductor devices that capture and process images into pictures or video for a variety of consumer and industrial applications.  The Company’s CMOS image sensors are used in products such as cellular phone cameras, digital still cameras, pill cameras for medical use, and in automotive and other emerging applications.  The Company offers image sensors in a range of pixel resolutions from its VGA (video graphics array) products to its higher resolution 3.1-megapixel products.  The Company has begun sampling a 5-megapixel sensor designed for use in digital still cameras and camera phones that it expects to begin shipping in commercial volumes in 2007.  In 2006, the Company introduced an 8-megapixel sensor featuring a leading-edge pixel size of 1.75 square microns.  Image sensors are sold either as individual components or combined with integrated circuitry to create complete camera system-on-a-chip (“SOC”) solutions.

The Company’s CMOS image sensors incorporating its DigitalClarity™ technology offered many advantages over other CMOS image sensors and charge-coupled device (“CCD”) sensors in 2006, which enabled the Company to become the leader in CMOS image sensor market share.  The Company’s DigitalClarity™ technology features “active pixels” enabling better sensor performance that produces higher-quality images at faster frame rates.  The Company’s low-leakage DRAM processes are particularly well-suited for the manufacture of CMOS image sensors.  The Company’s CMOS image sensors consume substantially less power than CCD devices, a critical advantage in battery-dependent portable device applications where most image sensors are used.  By combining all camera functions on a single chip, from the capture of photons to the output of digital bits, CMOS image sensors reduce the part-count of a digital camera system, which in turn increases reliability, eases miniaturization, and enables on-chip programming of frame size, windowing, exposure and other camera parameters.  The Company’s CMOS image sensors are also capable of producing high-quality images in low-light conditions.  In 2006, the Company’s CMOS image sensors’ active-pixel design architecture enabled the Company to achieve CMOS imager performance that was comparable to high-end CCD sensors and better than that of its competitor’s CMOS image sensors.

Sales of Imaging products were 14%, 6% and 2% of the Company’s total net sales in 2006, 2005 and 2004, respectively.  The Company expects its sales of CMOS image sensors to continue to grow in 2007 due to strong demand and increases in the allocation of manufacturing capacity.  The overall market for image sensors is expected to increase significantly over the next several years due to the growth forecasted for applications such as phone cameras and digital still cameras.  Additionally, CMOS image sensors are expected to capture an increasing percentage of the overall image sensor market.

Manufacturing

The Company’s manufacturing facilities are located in the United States, Italy, Japan, Puerto Rico and Singapore.  The Company’s manufacturing facilities generally operate 24 hours per day, 7 days per week.  Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment.  Most semiconductor equipment must be replaced every three to five years with increasingly advanced equipment.

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing production processes, reducing die sizes and transitioning to higher density products.  In 2006, the Company manufactured most of its DRAM products using its 95 nanometer (“nm”) and 110nm line-width process technology and began transferring production to 78nm line-width process technology.  The Company expects to continue to transfer more of its DRAM production to 78nm and lower line-width process technology in 2007.  In 2006, the Company manufactured most of its NAND Flash memory products using its 72nm and 90nm line-width process technology.  The Company expects to begin transferring its NAND production to 50nm line-width process technology in 2007.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants.  Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks and circuit design marginalities or defects can lead to wafers being scrapped and individual circuits being nonfunctional.  Success of the Company’s manufacturing operations depends largely on minimizing defects and thereby maximizing yield of high-quality circuits.  In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.  The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

After fabrication, silicon wafers are separated into individual die.  The Company sells semiconductor products in both packaged and unpackaged (i.e. “bare die”) forms.  For packaged products, functional die are sorted, connected to external leads and encapsulated in plastic packages.  The Company assembles products in a variety of packages, including TSOP (thin small outline package), TQFP (thin quad flat package) and FBGA (fine pitch ball grid array).  Bare die products address customer requirements for smaller form factors and higher memory densities and provide superior flexibility.  Bare die products are used in packaging technologies such as systems-in-a-package (SIPs) and multi-chip packages (MCPs), which reduce the board area required.

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

The Company assembles a significant portion of its memory products into memory modules.  Memory modules consist of an array of memory components attached to printed circuit boards (“PCBs”) that insert directly into computer systems or other electronic devices.  The Company’s Lexar subsidiary contracts with an independent foundry and assembly and testing organizations to manufacture flash media products such as memory cards and USB devices.

In 2006, the Company significantly increased its 300mm wafer production.  In 2007, the Company plans to continue increasing its 300mm wafer manufacturing capacity as its IMFT subsidiary ramps NAND Flash production at two 300mm facilities and the Company’s consolidated TECH joint venture converts its DRAM production to 300mm wafers.

In recent years the Company has produced an increasingly broad portfolio of products, which enhances the Company’s ability to allocate resources to its most profitable products but increases the complexity of the manufacturing process.  Although new product lines such as NAND Flash, CMOS image sensors and specialty memory can be manufactured using processes that are very similar to the processes for the Company’s predominant DRAM products, frequent conversions to new products and the allocation of manufacturing capacity to more complex, smaller-volume parts can affect the Company’s cost efficiency.  The Company’s ability to competitively manufacture many of these products on existing 200mm lines extends the useful life of this equipment.

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel.  IMFT manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  The parties share the output of IMFT generally in proportion to their investment in IMFT.  The Company owned a 51% interest in IMFT at August 31, 2006.  IMFT’s financial results are included in the consolidated financial statements of the Company.  (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Joint Ventures — IM Flash Technologies, LLC.”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., the Singapore Economic Development Board, Canon Inc. and Hewlett-Packard Company.  The Company owned an approximate 43% interest in TECH at August 31, 2006.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 25%, 25% and 30% of the total megabits of memory produced by the Company in 2006, 2005 and 2004, respectively.  TECH’s financial results were included in the consolidated financial statements of the Company beginning in the third quarter of 2006.  (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.”)

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  The Company contributed its then existing reticle manufacturing operation to the venture and sold a 49.99% interest in MP Mask to Photronics.  The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.

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

Marketing and Customers

The Company’s products are sold into computing and consumer, networking and telecommunications, and imaging markets.  Approximately 70% of the Company’s net sales for 2006 were to the computing market, including desktop PCs, notebooks, servers and workstations.  Sales to Hewlett-Packard Company exceeded 10% of the Company’s net sales in 2006.  Sales to both Hewlett-Packard Company and Dell Computer Corporation exceeded 10% of the Company’s net sales in 2005 and 2004, and aggregated 23% and 27% of the Company’s net sales in 2005 and 2004, respectively.

The Company markets its semiconductor products primarily through its own direct sales force.  The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of product shipments.  The Company’s products are also offered through independent sales representatives and distributors.  Lexar sells NAND Flash memory through retail and OEM channels and Crucial Technology offers its products through the Company’s web-based customer direct sales division.  The Company’s products are offered under the Micron, Lexar, SpecTek and Crucial brand names, and under other private labels.  The Company maintains sales offices in all of its primary markets around the world.  Independent sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis.  The Company makes shipments against these orders directly to the customer.  Distributors carry the Company’s products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.

The Company offers products designed to meet the diverse needs of computing, server, automotive, networking, security, commercial/industrial, consumer electronics, medical and mobile applications.  Many of the Company’s customers require a thorough review or qualification of semiconductor products, which may take several months.  As the Company further diversifies its product lines and reduces the die sizes of existing products, more products become subject to qualification which may delay volume introduction of specific devices by the Company.

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

Competition

The Company faces intense competition in the semiconductor memory markets from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Qimonda AG ADS; Samsung Electronics Co., Ltd; SanDisk Corporation; Toshiba Corporation and emerging companies in Taiwan and China.  Some of the Company’s competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities.  The Company’s competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

The Company faces competition in the image sensor market from a number of suppliers of CMOS image sensors including MagnaChip Semiconductor Ltd.; OmniVision Technologies, Inc.; Samsung Electronics Co., Ltd; Sony Corporation; STMicroelectronics NV; Toshiba Corporation and from a number of suppliers of CCD image sensors including Matsushita Electric Industrial Co., Ltd.; Sharp Corporation and Sony Corporation.  In recent periods, a number of new companies have entered the CMOS image sensor market.  Competitors include many large domestic and international companies that may have greater presence in key markets, better access to certain customer bases, greater name recognition and more established strategic and financial relationships than the Company.

Research and Development

To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes.  The Company believes that expansion of its semiconductor product offerings is necessary to meet expected market demand for specific memory and imaging solutions.  The Company has several product design centers around the world, the largest located at its corporate headquarters in Boise, Idaho.  In addition, the Company develops leading edge photolithography mask technology at its MP Mask joint venture facility in Boise.

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture its products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.  The Company and Intel share R&D process and design costs for NAND Flash equally.  Product development costs are recorded as R&D expense.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology), CMOS image sensors and specialty memory products.  The Company’s R&D expenses were $656 million, $604 million and $755 million in 2006, 2005 and 2004, respectively.

Geographic Information

Sales to customers outside the United States totaled $3.6 billion for 2006 and included $1.0 billion in sales to China, $719 million in sales to Europe, $494 million in sales to Japan and $1.1 billion in sales to the rest of the Asia Pacific region, excluding China and Japan.  International sales totaled $3.2 billion for 2005 and $2.6 billion for 2004.  As of August 31, 2006, the Company had net property, plant and equipment of $4.4 billion in the United States, $867 million in Singapore, $269 million in Japan, $318 million in Italy and $12 million in other countries.

Patents and Licenses

In recent years, the Company has been recognized as a leader in volume and quality of patents issued.  As of August 31, 2006, the Company owned approximately 14,500 U.S. patents and 1,500 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2025.

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

Employees

As of August 31, 2006, the Company had approximately 23,500 employees, including approximately 14,100 in the United States, 5,500 in Singapore, 2,000 in Italy, 1,400 in Japan and 300 in the United Kingdom.  The Company’s employees include 2,400 employees in its TECH joint venture that are located in Singapore and 800 employees in its IMFT joint venture that are located in the United States.  The Company added approximately 300 employees from its acquisition of Lexar Media, Inc. in the fourth quarter of 2006.  The Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2006, the Company’s wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of August 31, 2006, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	42	Vice President of Digital Media Products
Steven R. Appleton	46	Chairman, Chief Executive Officer and President
Kipp A. Bedard	47	Vice President of Investor Relations
Jan du Preez	49	Vice President of Memory Marketing
D. Mark Durcan	45	Chief Operating Officer
Robert J. Gove	53	Vice President of Imaging Group
Jay L. Hawkins	46	Vice President of Operations
Roderic W. Lewis	51	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Michael W. Sadler	49	Vice President of Worldwide Sales
Brian J. Shields	45	Vice President of Worldwide Wafer Fabrication
Brian M. Shirley	37	Vice President Memory
Wilbur G. Stover, Jr.	53	Vice President of Finance and Chief Financial Officer
Teruaki Aoki	65	Director
James W. Bagley	67	Director
Mercedes Johnson	52	Director
Robert A. Lothrop	80	Director
Lawrence N. Mondry	46	Director
Gordon C. Smith	77	Director
Robert E. Switz	60	Director
William P. Weber	66	Director

Mark W. Adams joined the Company in June 2006.  From January 2006 until he joined the Company, Mr. Adams was the Chief Operating Officer of Lexar Media, Inc.  Mr. Adams served as the Vice President of Sales and Marketing for Creative Labs, Inc. from December 2002 to January 2006.  From March 2000 to September 2002, Mr. Adams was the Chief Executive Officer of Coresma, Inc.  Mr. Adams holds a BA in Economics from Boston College and an MBA from Harvard Business School.

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

Jan du Preez joined the Company in June 2002 as an officer and has served in various officer positions since that time.  Mr. du Preez served as the President of Infineon Technologies North America Corporation from August 2000 until he joined the Company in June 2002.  From October 1996 through July 2000, Mr. du Preez served as the Vice President of Memory Products Group for Infineon Technologies North America Corporation (formerly Siemens Semiconductors).  Mr. du Preez holds Bachelors Degrees in Public Administration and Business Economics from the University of Pretoria and a Masters Degree in Commerce from Rand University.

D. Mark Durcan joined the Company in June 1984 and has served in various technical positions with the Company and its subsidiaries since that time.  Mr. Durcan was appointed Chief Operating Officer in February 2006.  Mr. Durcan has been an officer of the Company since 1996.  Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University.

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

Brian J. Shields joined the Company in November 1996 and has served in various operational positions with the Company.  Mr. Shields first became an officer of the Company in March 2003.

Brian M. Shirley joined the Company in August 1992 and has served in various technical positions with the Company.  Mr. Shirley became an officer of the Company in February 2006.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Wilbur G. Stover, Jr. joined the Company in June 1989 and has served in various financial positions with the Company and its subsidiaries.  Since September 1994, Mr. Stover has served as the Company’s Vice President of Finance and Chief Financial Officer.  Mr. Stover holds a BA in Business Administration from Washington State University.

Teruaki Aoki is President of Sony University and Managing Director of Sony Foundation for Education.  Dr. Aoki has been associated with Sony since 1970 and has held various executive positions, including Senior Executive Vice President and Executive Officer of Sony Corporation as well as President and Chief Operating Officer of Sony Electronics, a U.S. subsidiary.  Dr. Aoki holds a Ph.D. in Material Sciences from Northwestern University as well as a BS in Applied Physics from the University of Tokyo.  He was elected as an IEEE Fellow in 2003 and serves as Advisory Board Member of Kellogg School of Management of Northwestern University.

James W. Bagley became the Executive Chairman of Lam Research Corporation (“Lam”), a supplier of semiconductor manufacturing equipment, in June 2005.  From August 1997 through June 2005, Mr. Bagley served as the Chairman and Chief Executive Officer of Lam.  Mr. Bagley is a member of the Board of Directors of Teradyne, Inc.  He has served on the Company’s Board of Directors since June 1996.  Mr. Bagley holds a MS and BS in Electrical Engineering from Mississippi State University.  Mr. Bagley serves as the presiding director of executive sessions of the Company’s Board of Directors.

Mercedes Johnson has served as the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a semiconductor company, since December 2005.  Prior to that, she served as the Senior Vice President, Finance, of Lam from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004.  Before joining Lam, Ms. Johnson spent 10 years with Applied Materials, Inc., where she served in various senior financial management positions, including vice president and worldwide operations controller.  Ms. Johnson holds a degree in accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation.  Ms. Johnson is the Chairman of the Board’s Audit Committee.

Robert A. Lothrop served as Senior Vice President of J.R. Simplot Company, an agribusiness company, from January 1986 until his retirement in January 1991.  From August 1986 until July 1992 and since May 1994, Mr. Lothrop has served on the Board of Directors of the Company.  Mr. Lothrop holds a BS in Engineering from the University of Idaho.

Lawrence N. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990 as Senior Vice President and General Merchandise Manager.  He was promoted to Executive Vice President-Merchandising in 1993, and President and Chief Operating Officer of CompUSA Stores in 2000.  Mr. Mondry currently serves on the Board of Directors for Golfsmith, Inc.  Mr. Mondry is the Chairman of the Board’s Compensation Committee.

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

Robert E. Switz is currently President and CEO of ADC Telecommunications, Inc., a supplier of network infrastructure products and services.  Mr. Switz has been with ADC since 1994 and prior to his current position, served ADC as Executive Vice President and Chief Financial Officer.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in marketing/economics from Quinnipiac University.  Mr. Switz also serves as a director on the board of Broadcom Corporation.  Mr. Switz is the Chairman of the Board’s Governance Committee.

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

We have experienced dramatic declines in average selling prices for our semiconductor memory products which have adversely affected our business.

Per megabit average selling prices for our semiconductor memory products decreased 34% in 2006 as compared to 2005.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our memory products including:  24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

Increased worldwide semiconductor memory production or lack of demand for semiconductor memory could lead to further declines in average selling prices.

The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory and will likely lead to future increases.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.  We and several of our competitors have announced plans to increase production through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

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

On January 6, 2006, we initiated operations of the IMFT joint venture with Intel and as a result we plan to significantly increase our NAND Flash production in future periods.  The IMFT agreement and our NAND Flash strategy in general require substantial investment in capital expenditures for equipment and new facilities.  It also requires significant investments in research and development as well as investments to grow and develop new operations at multiple sites.  These investments involve numerous risks.  We are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company’s other products.  In conjunction with the IMFT agreement, we entered into a contract with Apple Corporation to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

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

Our Imaging business has grown rapidly in the recent periods.  Sales of Imaging products increased substantially and represented 14% of our net sales in 2006.  Our imaging products have higher gross margins than the recent overall gross margins from our memory products.  As we continue to expand our imaging business, there can be no assurance that we will be able to maintain these growth rates or gross margins.  The continued success of our Imaging products will depend on a number of factors, including:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  Cash and investments of IMFT and TECH are generally not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Depending on general market and economic conditions or other factors, we may not be able to generate sufficient cash flows to fund our operations and make adequate capital investments.

The semiconductor industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Qimonda AG ADS; Samsung Electronics Co., Ltd.; SanDisk Corporation; Toshiba Corporation and from emerging companies in Taiwan and China, who have announced plans to significantly expand the scale of their operations.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

We face competition in the image sensor market from a number of suppliers of CMOS image sensors including MagnaChip Semiconductor Ltd.; OmniVision Technologies, Inc.; Samsung Electronics Co., Ltd; Sony Corporation; STMicroelectronics NV; Toshiba Corporation and from a number of suppliers of CCD image sensors Matsushita Electric Industrial Co., Ltd.; Sharp Corporation and Sony Corporation.  In recent periods, a number of new companies have entered the CMOS image sensor market.  Competitors include many large domestic and international companies that have greater presence in key markets, better access to certain customer bases, greater name recognition and more established strategic and financial relationships than the Company.

We may have difficulty integrating the operations of Lexar.

If we are unable to successfully combine and integrate the Lexar operations, we may not be able to realize many of the anticipated benefits of the merger, which could harm our results of operations.  In order to realize the benefits of the merger, we will need to timely integrate the technology, operations, and personnel of Lexar.  Integrating the two companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Lexar.  The challenges involved in this integration include, combining product and service offerings, optimizing inventory management over a broader distribution chain, and preserving customer, supplier and other important relationships of both Micron and Lexar.  If we are not able to successfully integrate our operations with those of Lexar, our results of operations could be materially adversely affected.

Our internal control over financial reporting could be adversely affected by material weaknesses in Lexar’s internal controls.

In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005, and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls.  These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements.  As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its control over financial reporting was not effective as of the end of the periods covered by the reports.  While prior to the close of the merger Lexar continued to take steps to remediate these material weaknesses, there can be no assurance that we will be able to completely remediate these material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective.  We began consolidating the financial results of Lexar on June 22, 2006; however, due to the recency of the acquisition, the internal control over financial reporting relating to Lexar was exempt from testing and evaluation as of August 31, 2006.  To the extent we do not remediate the material weaknesses, the effectiveness of our internal control over financial reporting may be adversely affected.

Our net operating loss carryforwards may be limited as a result of the merger.

Micron and Lexar had net operating loss carryforwards for federal income tax purposes prior to the merger and both entities had provided significant valuation allowances against the tax benefit of such losses as well as certain tax credit carryforwards.  Utilization of these net operating losses and credit carryforwards are dependent upon us achieving profitable results following the Lexar merger.  As a consequence of the merger, as well as earlier issuances of common stock consummated by both companies and business combinations by the Company, utilization of the tax benefits of these carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.  Accordingly, some portion or all of these carryforwards may not be available to offset any future taxable income.

Our resellers receive price protections which may have an adverse affect on our gross margins.

Nearly all of our Lexar sales are made through resellers which traditionally have been provided price protection.  In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur.  Further, in this environment, high channel inventory may result in substantial price protection charges.  These price protection charges have the effect of reducing gross sales and gross margin.  We expect to continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins could be adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the yen and euro.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of August 31, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.  In the event that the U.S. dollar weakens significantly compared to the yen or euro, our results of operations or financial condition will be adversely affected.

New product development may be unsuccessful.

We are developing new products that complement our traditional memory products or leverage their underlying design or process technology.  We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years.  The process to develop NAND Flash, Imaging and certain specialty memory products requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”).  On June 2, 2005, Ohmi filed suit against us in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.  We are also engaged in litigation with Mosaid Technologies, Inc. (“Mosaid”).  On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 26, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of our net sales.

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

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, the Commonwealth of the Northern Mariana Islands, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the

State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.

On October 11, 2006, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  We believe that we are not a target of the investigation and we are cooperating fully and actively with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against us and other SRAM suppliers.  Two cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, eight cases have been filed in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Eastern District of Tennessee asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.

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

In March 2006, following our announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name us as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.

We are unable to predict the outcome of these cases.  A court determination in any of the class actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Sales to customers outside the United States approximated 67% of our consolidated net sales for 2006.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters are located in Boise, Idaho.  The following is a summary of the Company’s principal facilities:

Location	Principal Operations
Boise, Idaho	Wafer fabrication, test and assembly, research and development
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication, research and development
Singapore	Wafer fabrication facility and a test, assembly and module assembly facility
Nishiwaki City, Japan	Wafer fabrication
Avezzano, Italy	Wafer fabrication
Nampa, Idaho	Test
Aguadilla, Puerto Rico	Module assembly, test

The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

The Company’s facility in Lehi is owned and operated by its IMFT joint venture (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Joint Ventures — IM Flash Technologies, LLC”).  The Company’s wafer fabrication facility in Singapore is owned by its TECH joint venture (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.”).

The Company believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or the Company has plans to utilize it.  The Company does not identify or allocate assets by operating segment.  For additional information on net property, plant and equipment by country, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Geographic Information.”

Item 3.  Legal Proceedings

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.

On June 2, 2005, Tadahiro Ohmi (“Ohmi”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 26, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.

Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of the Company’s net sales.

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

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, the Commonwealth of the Northern Mariana Islands, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and

Wisconsin.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  The Company believes that it is not a target of the investigation and is cooperating fully and actively with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Two cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, eight cases have been filed in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Eastern District of Tennessee asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.

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

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Lexar Media, Inc.”)

(See “Item 1A. Risk Factors”)

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2006 and 2005, as reported by Bloomberg L.P.

	High	Low
2006:
4th quarter	$17.52	$14.15
3rd quarter	17.40	14.43
2nd quarter	16.99	13.13
1st quarter	14.67	11.67

2005:
4th quarter	$12.22	$10.17
3rd quarter	11.07	9.41
2nd quarter	12.35	10.06
1st quarter	12.76	11.08

Holders of Record

As of November 1, 2006, there were 3,578 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

	2006	2005	2004	2003	2002
	(amounts in millions except per share amounts)
Net sales	$5,272	$4,880	$4,404	$3,091	$2,589
Gross margin	1,200	1,146	1,314	(21)	(111)
Operating income (loss)	350	217	250	(1,186)	(1,025)
Net income (loss)	408	188	157	(1,273)	(907)
Diluted earnings (loss) per share	0.57	0.29	0.24	(2.11)	(1.51)

Cash and short-term investments	3,079	1,290	1,231	922	986
Total current assets	5,101	2,926	2,639	2,037	2,119
Property, plant and equipment, net	5,888	4,684	4,713	4,510	4,700
Total assets	12,221	8,006	7,760	7,158	7,555
Total current liabilities	1,661	979	972	993	753
Long-term debt	405	1,020	1,028	997	361
Redeemable common stock	—	—	—	67	—
Total shareholders’ equity	8,114	5,847	5,615	4,971	6,306

The Company entered into an agreement, effective in the third quarter of 2006, with the Singapore Economic Development Board (“EDB”) a partner in its TECH Semiconductor joint venture.  Under the agreement, the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as August 31, 2006).  As a result, the Company consolidated its approximate 43% interest in TECH under the provisions of FIN 46(R) “Consolidation of Variable Interest Entities.”  (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.” note.)

In the fourth quarter of 2006, the Company acquired Lexar Media, Inc. (“Lexar”), a designer, developer, manufacturer and marketer of flash memory products, in a stock-for-stock merger.  (See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Lexar Media, Inc.” note.)

See “Item 1A. Risk Factors”  and “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocations of wafer starts to these products; in “Net Sales” regarding NAND Flash production in future periods and increases in revenue from sales of NAND Flash and Imaging products; in “Selling, General and Administrative” regarding SG&A expenses for the first quarter of 2007; in “Research and Development” regarding R&D costs for the first quarter of 2007; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Income Taxes” regarding future provisions for income taxes and a reduction in the valuation allowance; and in “Liquidity and Capital Resources” regarding capital spending in 2007; and  future capital contributions to IMFT and TECH.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Certain Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 31, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its TECH joint venture.

Overview

The Company is a global manufacturer of semiconductor devices, principally DRAM and NAND Flash memory products, and CMOS image sensors.  The Company operates in two primary segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still cameras, MP3 players and in automotive applications.  The Company’s customers are principally original equipment manufacturers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified semiconductor product portfolio, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s highest volume products, DDR and DDR2.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide these products that are differentiated from competitors’ products based on performance characteristics.  In 2006, approximately half of the Company’s sales were other than PC DRAM products.  The Company expects that the markets for these products will grow in the near term more rapidly than the overall semiconductor market.  The Company believes the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to achieve the highest rate of return.

As part of its diversification strategy the Company took several steps towards establishing a significant presence in the NAND Flash market in 2006.  In January 2006, the Company partnered with Intel to form a NAND Flash manufacturing joint venture, IM Flash Technologies, LLC.  IMFT initiated an accelerated build out and production ramp at two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2007.  In June 2006, the Company acquired Lexar Media, Inc., a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.  (See “Recent Developments.”)

The Company’s Imaging segment experienced strong growth in 2006 as net sales increased 147% from 2005 and represented 14% of the Company’s net sales for 2006.  The Company ramped production of Imaging products at a second wafer fabrication facility in 2006 and expects to continue to allocate an increasing portion of its manufacturing capacity to CMOS image sensors in 2007.

The Company makes significant ongoing investments to implement its proprietary product and process technology in its facilities in the United States, Europe and Asia to manufacture semiconductor products with increasing functionality and performance at lower costs.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased megapixel count.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line width process technology and innovative array architecture.

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

Recent Developments

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel Corporation (“Intel”).  IMFT manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  The parties share the output of IMFT generally in proportion to their investment in IMFT.  IMFT’s financial results are included in the consolidated financial statements of the Company.  As a result of their contributions to IMFT, the Company owns 51% and Intel owns 49% of IMFT.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – IM Flash Technologies, LLC”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million.  Following the contribution, the Company owned an approximate 43% interest in TECH.  Effective March 3, 2006, the Company entered into an agreement with EDB whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as of August 31, 2006).  As a result of the put option agreement noted above, the Company concluded it is the primary beneficiary of TECH and therefore began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of 2006.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  The Company contributed its then existing reticle manufacturing operation to the venture.  In exchange for a 49.99% interest in MP Mask, Photronics paid cash and issued notes to the Company aggregating $63 million.  In connection with the joint venture, the Company received $72 million in exchange for entering into a license agreement with Photronics, which will be recognized over the term of the 10-year agreement.  The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – MP Mask Technology Center, LLC.”)

Lexar Media, Inc. (“Lexar”):  On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.  Pursuant to the terms of a merger agreement, each issued and outstanding share of common stock of Lexar was converted into 0.5925 shares of Micron’s common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option with an exercise price per share of $9.54 or less was converted into a Micron employee stock option using the Exchange Ratio.  In connection with the merger, the Company issued approximately 50.7 million shares of common stock, issued approximately 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

Results of Operations

	2006		2005		2004
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$4,523	86%	$4,577	94%	$4,305	98%
Imaging	749	14%	303	6%	99	2%
	$5,272	100%	$4,880	100%	$4,404	100%

Gross margin
Memory	$878	19%	$1,020	22%	$1,289	30%
Imaging	322	43%	126	42%	25	25%
	$1,200	23%	$1,146	23%	$1,314	30%

Selling, general and administrative	$460	9%	$348	7%	$332	8%
Research and development	656	12%	604	12%	755	17%
Other operating (income) expense, net	(266)	(5)%	(22)	(0)%	—	0%
Net income	408	8%	188	4%	157	4%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2006 and 2005 contained 52 weeks.  The Company’s fiscal 2004 contained 53 weeks.

Net Sales

Total net sales for 2006 increased 8% as compared to 2005 primarily reflecting a 147% increase in Imaging sales as Memory sales declined 1%.  Imaging sales increased in 2006 primarily due to significant increases in sales volume facilitated by a greater allocation of manufacturing capacity to Imaging devices.  Memory sales for 2006 reflect a 34% decline in per megabit average selling prices from 2005 partially offset by a 50% increase in megabits sold.   Memory sales were 86% of total net sales in 2006 compared to 94% in 2005 and 98% in 2004.  Imaging sales have grown rapidly in recent periods and have represented an increasing portion of the Company’s total net sales.  Total net sales for 2005 increased 11% as compared to 2004 due to a 6% increase in Memory sales and 206% increase in Imaging sales.

Memory:  Memory sales for 2006 declined 1% from 2005 as a 287% increase in NAND Flash sales was offset by a 5% decrease in DRAM sales.  The decrease in DRAM sales for 2006 was the result of a 22% decrease in average selling prices mitigated by a 22% increase in megabits sold.  DRAM megabit production increased 14% for 2006 as compared to 2005, primarily due to production efficiencies including improvements in product and process technologies partially offset by a reduction in wafer starts.  DRAM wafer starts decreased in 2006 as the Company allocated an increasing portion of its manufacturing resources to Imaging and NAND Flash memory products.  Sales of DDR and DDR2 products decreased to 51% of the Company’s total net sales in 2006 as compared to 59% for 2005 and 58% for 2004, reflecting the Company’s progress in diversifying away from PC DRAM.

NAND Flash sales increased to 6% of the Company’s total net sales for 2006 from 2% for 2005 primarily due to a significant increase in megabits sold of NAND partially offset by an approximate 35% decrease in average selling prices.  NAND Flash megabit production increased significantly for 2006 as compared to 2005, primarily due to significant increases in manufacturing resources allocated to the production of NAND Flash.  Sales of NAND Flash include sales from the Company’s consolidated joint venture, IMFT, to Intel at long-term negotiated prices approximating cost.  NAND Flash revenue in 2006 was not significantly affected by the acquisition of Lexar on June 21, 2006, as the Company did not recognize revenue from Lexar’s products that were in the distribution channel at the acquisition date.  The Company expects that NAND Flash revenue will increase significantly in future periods as the Company ramps additional production capacity through its IMFT joint venture and recognizes Lexar sales for a full period.

Memory sales for 2005 increased by 6% as compared to 2004 primarily due to a 40% increase in megabits sold, partially offset by a 24% decrease in the overall average selling price per megabit for the Company’s Memory products.   The Company’s overall megabit production in 2005 increased by 48% as compared to 2004, principally due to a steep ramp in 300mm wafer production and gains in manufacturing efficiencies realized from improvements in product and process technologies.   The Company’s megabit production exceeded megabit sales in 2005, which resulted in an approximate 170% increase in megabit finished goods inventories, primarily consisting of DDR and DDR2 products.  Most of the increase in Memory sales in 2005 as compared to 2004 resulted from sales of the Company’s emerging specialty memory products, such as pseudo-static RAM (“PSRAM”) and mobile DRAM products and NAND Flash memory.  The Company’s combined revenue from these products was $509 million in 2005 and nearly quintupled from 2004 due to large increases in production and strong demand for the Company’s offerings in these product groups.

Imaging:  Imaging sales for 2006 increased by 147% from 2005 as unit sales tripled, which was partially offset by a 19% decrease in average selling price per unit.  The decrease in average selling price per unit was due primarily to a significant increase of lower priced VGA products sold in 2006 as compared to 2005.  The growth in Imaging unit sales for 2006 reflects strong demand for the Company’s products and increased production.  Production increased due to the allocation of more wafers to the manufacture of Imaging products as well as improvements in manufacturing efficiency.  Imaging sales were 14% of the Company’s total net sales in 2006 as compared to 6% for 2005 and 2% for 2004.  Imaging sales for 2005 increased by 206% as compared to 2004 primarily due to increases in unit sales as average selling price per unit were essentially unchanged.  The growth in Imaging unit sales for 2005 reflects increased production.  Due to strong demand for the Company’s products and the planned introduction of new products, the Company expects that revenue from Imaging products will continue to increase in 2007 as additional manufacturing capacity is allocated to the production of these products.

Gross Margin

The Company’s overall gross margin percentage of 23% for 2006 was unchanged from 2005 as a decrease in the gross margin percentage for Memory in 2006 to 19% from 22% for 2005 was offset by a slight increase in the gross margin percentage for Imaging products and a shift in product mix to higher margin Imaging products.  The Company’s overall gross margin percentage for 2005 declined to 23% as compared to 30% for 2004 primarily due to a decline in gross margin for Memory products, as a result of decreases in average selling prices per megabit.  Partially offsetting the effect of the decline in average selling prices in 2005 from 2004 was a reduction in cost of goods sold per megabit and the increase in sales of CMOS image sensors, specialty memory and NAND Flash products, which had significantly higher margins than DDR and DDR2 products in 2005.

Memory:  The Company’s gross margin percentage for Memory products for 2006 of 19% decreased from 22% for 2005 primarily due to declining margins for NAND Flash products as a result of the 33% decrease in the average selling price per megabit and costs associated with ramp in production at two facilities.  The gross margin percentage for DRAM products in 2006 of 23% was approximately the same as for 2005 as a 22% decrease in the average selling price per megabit was offset by cost reductions.  The Company achieved cost reductions for DRAM products in 2006 through improved product yields and an increase in production utilizing the Company’s 110nm and 95nm process technologies.  The cost per megabit for products manufactured on 300mm wafers decreased significantly in 2006 compared to 2005 as the Company continued to increase 300mm wafer production.

The Company’s gross margin percentage for Memory products for 2005 declined to 22% as compared to 30% for 2004.  This decline in gross margin was primarily due to the 24% decrease in the Company’s overall average selling price per megabit of memory and, to a lesser extent, a shift in product mix from DDR to DDR2 products which had lower margins in 2005.  Partially offsetting this decline in gross margin from 2005 to 2004 were reductions in product costs and the increase in sales of specialty memory and NAND Flash products, which had significantly higher margins than DDR and DDR2 products.  The Company reduced DRAM product costs through manufacturing efficiencies achieved from improved product yields and increases in production utilizing the Company’s 110nm and 95nm process technology.  The cost per megabit for products manufactured on 300mm wafers decreased significantly in 2005 compared to 2004 as the Company increased 300mm wafer production.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 25% of the total megabits of memory produced by the Company in recent periods.  TECH primarily produced DDR and DDR2 products in 2006 and 2005.  Through the second quarter of 2006, the Company purchased memory products from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter.  In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations.  As of the beginning of the third quarter of 2006, TECH’s results are included in the Company’s consolidated results.  TECH utilizes the Company’s product designs and process technology and, as a result, the gross margin percentage on sales of TECH products for the last six months of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Recent Developments – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging products for 2006 increased to 43% from 42% for 2005, primarily due to reductions in costs partially offset by decreases in average selling prices.  The Company’s gross margin percentage for Imaging products increased to 42% for 2005 from 25% for 2004 primarily due to cost reductions as the overall average selling price per unit was essentially unchanged.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2006 increased 32% from 2005 primarily due to higher compensation costs and increased costs associated with outstanding legal matters.  Payroll costs in 2006 increased from 2005 primarily due to increased headcount resulting in part from the acquisition of Lexar, the ramp of IMFT and the consolidation of TECH.  SG&A expenses for 2005 increased 5% from 2004 primarily due to higher compensation costs, partially offset by a decrease in costs associated with legal matters.  The Company expects SG&A expenses to approximate $140 million for the first quarter of 2007.  In 2006, SG&A expense for Memory was approximately 8% of Memory sales and SG&A expense for Imaging was approximately 12% of Imaging sales.

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture its products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification as costs incurred in production prior to qualification are charged to R&D.

R&D expenses for 2006 increased 9% from 2005, principally due to increases in development wafers processed, higher compensation costs and increases in R&D equipment depreciation.  The Company and Intel share R&D process and design costs for NAND Flash equally.  In 2006, the Company charged $86 million to Intel under this NAND Flash R&D cost sharing arrangement.  R&D expenses for 2005 decreased 20% from 2004 principally because products were qualified on the 300mm wafer fabrication process in the first quarter of 2005.  The Company expects that its R&D costs will approximate $175 million for the first quarter of 2007.  In 2006, R&D expense for Memory was approximately 13% of Memory sales and R&D expense for Imaging was approximately 11% of Imaging sales.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology), CMOS image sensors and specialty memory products.

Other Operating (Income) Expense, Net

Other operating income for 2006 includes $230 million of net proceeds for the sale of the Company’s existing NAND flash memory designs and certain related technology to Intel net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating income for 2006 also includes $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in the IMFT Lehi facility.  Other operating income for 2005 includes gains net of losses on disposals of semiconductor equipment of $13 million and $12 million in receipts from the U.S. Government in connection with anti-dumping tariffs.  Other operating expense for 2004 includes losses of $17 million from changes in currency exchange rates.  Other operating income for 2004 includes $7 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $4 million on write-downs and disposals of semiconductor equipment.

Income Taxes

Income taxes for 2006 and 2005 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2006 and 2005 was substantially offset by reductions in the valuation allowance.  As of August 31, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.7 billion and unused U.S. tax credit carryforwards of $164 million.  The Company also has unused state tax net operating loss carryforwards of $1.4 billion and unused state tax credits of $163 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.  During 2006, the Company utilized approximately $1.1 billion of its U.S. tax net operating loss carryforwards as a result of IMFT, MP Mask and related transactions.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – IM Flash Technologies, LLC” and “Joint Ventures – MP Mask Technology Center, LLC” notes.)

Stock-Based Compensation

Through 2005, the Company accounted for its stock plans using the intrinsic value method.  Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  SFAS No. 123(R) requires the Company to use a fair-value based method to account for stock-based compensation.  Accordingly, stock-based compensation cost is measured as of the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period.  Total compensation cost for the Company’s equity plans in 2006 was $26 million, of which $1 million was capitalized and remained in inventory at August 31, 2006.  As of August 31, 2006, there was $77 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized over a weighted-average period of 1.5 years.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption of SFAS 123(R).  Because the Company’s near-term, stock-based compensation costs were reduced by the acceleration of vesting in 2005, stock-based compensation costs will grow significantly in future periods if the Company continues to grant amounts of new stock-based compensation awards similar to recent periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of August 31, 2006, the Company had cash and marketable investment securities totaling $3.1 billion compared to $1.3 billion as of September 1, 2005.  The Company’s cash and marketable investment securities as of August 31, 2006, included $875 million held at, and anticipated to be used in the near term by, IMFT and TECH.

Operating Activities:  For 2006, net cash provided by operating activities was $2,019 million, which principally reflects the Company’s $408 million of net income adjusted by $1,281 million for non-cash depreciation and amortization expense.  Cash provided by operations also included $250 million received from Apple Computer Inc. as prepayment for future NAND Flash sales, an increase of $130 million in accounts payable and accrued expenses and $72 million received from Photronics in exchange for entering into a license agreement.

Investing Activities:  For 2006, net cash used by investing activities was $1,756 million, which included cash expenditures for property, plant and equipment of $1,365 million and net purchases of investment securities of $858 million.  For 2006, cash provided by investing activities included $319 million that resulted from the consolidation of TECH and $97 million from the acquisition of Lexar.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company projects 2007 capital spending of approximately $4 billion, a significant portion of which is for the capital spending of IMFT and TECH.  As of August 31, 2006, the Company had commitments extending into 2007 of approximately $1.7 billion for the acquisition of property, plant and equipment.

Financing Activities:  For 2006, net cash provided by financing activities was $644 million, which includes $936 million received from Intel for its interest in IMFT, $171 million from the settlement of call spread options, $113 million of proceeds from the issuance of common stock, $48 million received from Photronics for its interest in MP Mask, net of $624 million of payments on debt and equipment purchase contracts.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures.)

In the third quarter of 2006, the Company’s TECH joint venture repaid $246 million of its outstanding notes that had been included in the debt recorded by the Company in the initial consolidation of TECH.  TECH also entered into a credit facility that will enable it to borrow up to $400 million.  TECH expects to draw on this facility in future periods to fund its capital expenditures.

In the second quarter of 2006, the Company’s $633 million 2.5% Convertible Subordinated Notes (“Notes”) were converted into 53.7 million shares of the Company’s common stock.  In addition, the Company’s related interest rate swap terminated by its terms on February 6, 2006 and, as a result, $35 million pledged as collateral for the swap became unrestricted.

On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”) and received $171 million for the settlement.  The Company originally entered into the Call Spread Options in connection with its issuance of the Notes.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures

As of August 31, 2006, IMFT had $654 million of cash and marketable investment securities and $261 million due under notes receivable from Intel.  IMFT’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  Subject to certain conditions, the Company is required to make additional contributions to IMFT of approximately $650 million over the next two years and expects to make additional investments as appropriate to support the growth of IMFT’s operations.

On November 6, 2006, the Company announced plans to form a new joint venture with Intel to construct a facility in Singapore for the manufacture of NAND Flash memory.  The Company expects to contribute approximately $1.5 billion in cash to the new joint venture over the next three years.

As of August 31, 2006, TECH had $222 million of cash and marketable investment securities.  TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  On March 3, 2006, certain shareholders of TECH, including the Company and the Singapore Economic Development Board (“EDB”), contributed approximately $260 million in cash as additional capital to TECH, of which the Company’s contribution was approximately $130 million.  The Company’s option to purchase EDB’s shares in TECH is exercisable at any time until October 1, 2009.  EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008 until October 1, 2010.  Exercise of either option would require the Company to pay approximately $250 million to EDB.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Contractual Obligations:  The following table summarizes the Company’s significant contractual obligations at August 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(amounts in millions)
Notes payable (including interest)	$329	$86	$119	$124	$—
Capital lease obligations	311	98	153	17	43
Operating leases	81	30	23	7	21
Purchase obligations	2,057	1,647	410	—	—
Other long-term liabilities	445	—	340	59	46
Total	$3,223	$1,861	$1,045	$207	$110

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

Off-Balance Sheet Arrangements

As of August 31, 2006, the Company had stock warrants outstanding that may be considered off-balance sheet arrangements.  In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of the Company’s common stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of August 31, 2006, there had been no exercises of warrants and all warrants issued remained outstanding.

The Company has an agreement to construct a facility to produce photomasks and sell such facility to its MP Mask joint venture partner, Photronics, Inc., for a negotiated amount.  The Company does not expect to incur a loss on such sale.

Recently Issued Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Under FAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt FAS No. 157 effective at the beginning of 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of August 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company adopted FIN 47 in the third quarter of 2006.  The adoption of FIN 47 did not have a significant impact on the Company’s results of operations or financial condition.

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

Acquisitions and consolidations:  Determination and the allocation thereof of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given.  The Company typically obtains independent third party valuation studies to assist in determining fair values, which may include assistance in determining future cash flows, appropriate discount rates and comparable market values.  The estimation of the fair values of consideration given and assets and liabilities acquired involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.

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

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventories have been categorized as Memory products or Imaging products.  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

Stock-based compensation:  In 2006, the Company adopted SFAS No. 123(R) using the modified prospective application method and began accounting for its stock-based compensation using a fair-valued based recognition method.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  The Company develops its estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can result in a relatively large change in the estimated valuation.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 31, 2006, $469 million of the Company’s $571 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $627 million as of August 31, 2006.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $425 million as of August 31, 2006, and U.S. $344 million as of September 1, 2005 (including cash and equivalents denominated in yen valued at U.S. $222 million as of August 31, 2006, and U.S. $215 million as of September 1, 2005; cash and equivalents denominated in Singapore dollars valued at U.S. $42 million; and deferred income tax assets denominated in yen valued at U.S. $64 million as of August 31, 2006, and U.S. $51 million as of September 1, 2005).  The Company also held aggregate foreign currency liabilities valued at U.S. $615 million as of August 31, 2006, and U.S. $575 million as of September 1, 2005 (including debt denominated in yen valued at U.S. $228 million as of August 31, 2006, and U.S. $299 million as of September 1, 2005).  Foreign currency receivables and payables as of August 31, 2006, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of August 31, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the yen and $1 million for the euro.

Item 8.  Financial Statements and Supplementary Data

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)

For the year ended	August 31, 2006	September 1, 2005	September 2, 2004

Net sales	$5,272	$4,880	$4,404
Cost of goods sold	4,072	3,734	3,090
Gross margin	1,200	1,146	1,314

Selling, general and administrative	460	348	332
Research and development	656	604	755
Restructure	—	(1)	(23)
Other operating (income) expense, net	(266)	(22)	—
Operating income	350	217	250

Interest income	101	32	15
Interest expense	(25)	(47)	(36)
Other non-operating income (expense), net	7	(3)	3
Income before taxes	433	199	232

Income tax (provision)	(18)	(11)	(75)
Noncontrolling interests in net income	(7)	—	—
Net income	$408	$188	$157

Earnings per share:
Basic	$0.59	$0.29	$0.24
Diluted	0.57	0.29	0.24

Number of shares used in per share calculations:
Basic	692	648	641
Diluted	725	702	646

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions except par value amounts)

As of	August 31, 2006	September 1, 2005

Assets
Cash and equivalents	$1,431	$524
Short-term investments	1,648	766
Receivables	956	794
Inventories	963	771
Prepaid expenses	77	39
Deferred income taxes	26	32
Total current assets	5,101	2,926
Intangible assets, net	388	260
Property, plant and equipment, net	5,888	4,684
Deferred income taxes	49	30
Goodwill	502	16
Other assets	293	90
Total assets	$12,221	$8,006

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,319	$753
Deferred income	53	30
Equipment purchase contracts	123	49
Current portion of long-term debt	166	147
Total current liabilities	1,661	979
Long-term debt	405	1,020
Deferred income taxes	28	35
Other liabilities	445	125
Total liabilities	2,539	2,159

Commitments and contingencies

Noncontrolling interests in subsidiaries	1,568	—

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 749.4 million and 616.2 million shares	75	62
Additional capital	6,555	4,707
Retained earnings	1,486	1,078
Accumulated other comprehensive loss	(2)	—
Total shareholders’ equity	8,114	5,847
Total liabilities and shareholders’ equity	$12,221	$8,006

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock				Accumulated Other	Total
	Number of Shares	Amount	Additional Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at August 28, 2003	609.9	$61	$4,176	$734	$—	$4,971

Comprehensive income:
Net income				157		157
Stock issued under stock plans	3.1	—	38			38
Issuance of stock rights			450			450
Redemption of common stock	(1.5)
Redeemable common stock accretion				(1)		(1)
Balance at September 2, 2004	611.5	$61	$4,664	$890	$—	$5,615

Comprehensive income:
Net income				188		188
Stock issued under stock plans	4.7	1	43			44
Balance at September 1, 2005	616.2	$62	$4,707	$1,078	$—	$5,847

Comprehensive income:
Net income				408		408
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(2)	(2)
Total comprehensive income						406

Stock and stock options issued in connection with the acquisition of Lexar	50.7	5	878			883
Conversion of notes to stock, net of unamortized issuance costs	53.7	5	618			623
Settlement of call spread options			171			171
Stock issued under stock plans	11.9	1	114			115
Premium recognized on convertible debt assumed in Lexar acquisition			43			43
Stock-based compensation expense			26			26
Stock issued in connection with Intel stock rights	16.9	2	(2)			—
Balance at August 31, 2006	749.4	$75	$6,555	$1,486	$(2)	$8,114

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

For the year ended	August 31, 2006	September 1, 2005	September 2, 2004
Cash flows from operating activities
Net income	$408	$188	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,281	1,265	1,217
Stock-based compensation	26	2	—
Change in operating assets and liabilities:
Increase in receivables	(62)	(22)	(131)
Increase in inventories	(12)	(193)	(160)
Increase in accounts payable and accrued expenses	130	11	30
Increase (decrease) in customer prepayments	249	(2)	3
Deferred income taxes	(24)	(10)	58
Other	23	(2)	(15)
Net cash provided by operating activities	2,019	1,237	1,159

Cash flows from investing activities
Purchases of available-for-sale securities	(3,080)	(1,849)	(1,799)
Expenditures for property, plant and equipment	(1,365)	(1,065)	(1,081)
Proceeds from maturities of available-for-sale securities	2,189	1,826	1,179
Consolidation of TECH	319	—	—
Cash acquired from acquisition of Lexar	97	—	—
Proceeds from sales of property, plant and equipment	55	47	93
Proceeds from sales of available-for-sale securities	33	10	226
Other	(4)	(53)	69
Net cash used for investing activities	(1,756)	(1,084)	(1,313)

Cash flows from financing activities
Capital contribution from noncontrolling interest in IMFT	936	—	—
Proceeds from settlement of call spread options	171	—	—
Proceeds from issuance of common stock	113	41	37
Proceeds from sale of noncontrolling interest in MP Mask	48	—	—
Proceeds from issuance of debt	—	221	64
Proceeds from equipment sale-leaseback transactions	—	161	38
Proceeds from issuance of stock rights	—	—	450
Repayments of debt	(415)	(300)	(107)
Payments on equipment purchase contracts	(209)	(236)	(344)
Redemption of common stock	—	—	(68)
Other	—	(2)	—
Net cash provided by (used for) financing activities	644	(115)	70

Net increase (decrease) in cash and equivalents	907	38	(84)
Cash and equivalents at beginning of year	524	486	570
Cash and equivalents at end of year	$1,431	$524	$486

Supplemental disclosures
Income taxes refunded (paid), net	$(52)	$(21)	$10
Interest paid, net of amounts capitalized	(28)	(58)	(27)
Noncash investing and financing activities:
Stock and stock options issued in acquisition of Lexar	883	—	—
Conversion of notes to stock, net of unamortized issuance cost	623	—	—
Equipment acquisitions on contracts payable and capital leases	326	372	280

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in millions except per share amounts)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The Company has two reportable segments, Memory and Imaging.   The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its consolidated subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2006 and 2005 contained 52 weeks.  The Company’s fiscal 2004 contained 53 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.

Reclassifications:  Certain reclassifications have been made, none of which affected results of operations, to present the financial statements on a consistent basis.

Use of estimates:  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

Certain concentrations:  Approximately 70% of the Company’s net sales for 2006 were to the computing market, including desktop PCs, notebooks, servers and workstations.  Sales to one customer were 11%, 11% and 13% of the Company’s net sales in 2006, 2005 and 2004, respectively.  Sales to another customer were 12% and 14% of the Company’s net sales in 2005 and 2004, respectively.  Sales of DRAM and imaging products constituted 76% and 14%, respectively, of the Company’s net sales for 2006 and no other product group individually constituted greater than 10% of the Company’s net sales.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

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

Revenue recognition: The Company recognizes product or license revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  Because of frequent changes in market prices for the Company’s products, sales made under agreements allowing pricing protection or rights of return (other than for product warranty) are deferred until customers have sold the product.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for NAND Flash are shared equally among the Company and Intel.  Costs charged to Intel are reflected as a reduction of research and development expense.  (See “Joint Ventures — IM Flash Technologies, LLC” note.)

Stock-based compensation:  Effective the beginning of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  For stock awards granted in 2006, expenses are amortized under the straight-line attribution method.  For stock awards granted prior to 2006, expenses are amortized under the multiple option method prescribed by FASB Interpretation No. 28.  Previously reported amounts have not been restated.  The Company adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3 for calculating the tax effects of share-based compensation.

Functional currency:  The U.S. dollar is the Company’s functional currency for substantially all of its operations.

Earnings per share:  Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from diluted earnings per share calculations.

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

The amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.  The estimated fair value of the Company’s debt was $627 million and $1,213 million as of August 31, 2006 and September 1, 2005, respectively.  The fair value estimates presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  The approximate fair values do not take into consideration expenses that could be incurred in an actual settlement.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  As a result of these analyses, when market values are below the Company’s costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  The Company’s inventories have been categorized as Memory products or Imaging products for purposes of determining average cost and market value.  The major characteristics the Company considers in determining categories are product type and markets.

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

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $10 million, $2 million and $1 million in 2006, 2005 and 2004, respectively, in connection with various capital projects.

Recently issued accounting standards:  In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt FAS No. 157 effective at the beginning of 2009.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of August 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement.  The Company adopted FIN 47 in the third quarter of 2006.  The adoption of FIN 47 did not have a significant impact on the Company’s results of operations or financial condition.

Supplemental Balance Sheet Information
Investment Securities	2006	2005

Available-for-sale securities:
Commercial paper	$1,272	$485
U.S. government and agencies	668	396
Certificates of deposit	486	47
Corporate notes and bonds	232	66
Repurchase agreements	67	48
Other	21	3
	2,746	1,045
Less cash equivalents	(1,077)	(276)
Less noncurrent investments	(21)	(3)
Short-term investments	$1,648	$766

Receivables	2006	2005

Trade receivables	$811	$720
Taxes other than income	18	24
Joint venture	—	24
Other	131	28
Allowance for doubtful accounts	(4)	(2)
	$956	$794

In connection with the acquisition of Lexar in the fourth quarter of 2006, the Company recorded receivables of $123 million.  (See “Lexar Media, Inc.” note.)

Other receivables include $51 million due from Intel primarily for amounts related to NAND Flash product design and process development activities and $51 million due from Toshiba.  (See “Lexar Media, Inc.” note.)

Inventories	2006	2005

Finished goods	$273	$271
Work in process	530	395
Raw materials and supplies	195	129
Allowance for obsolescence	(35)	(24)
	$963	$771

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded inventories of $104 million.  (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)  In connection with the acquisition of Lexar in the fourth quarter of 2006, the Company recorded inventories of $75 million.  (See “Lexar Media, Inc.” note.)

Goodwill and Intangible Assets	2006		2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$460	$(219)	$385	$(178)
Customer relationships	127	(4)	—	—
Joint venture supply arrangement	—	—	105	(55)
Other	27	(3)	5	(2)
	$614	$(226)	$495	$(235)

In connection with the acquisition of Lexar in the fourth quarter of 2006, the Company capitalized $127 million for customer related intangible assets, $35 million for product and process technology and $21 million for trademark and trade name intangible assets with weighted-average useful lives of 8 years, 10 years and 5 years, respectively.  (See “Lexar Media, Inc.” note.)

During 2006, including the value of assets acquired from Lexar, the Company capitalized $76 million for product and process technology with a weighted-average useful life of 10 years.  During 2005, the Company capitalized $35 million for product and process technology with a weighted-average useful life of 10 years.

In 2006, as a result of the Company’s consolidation of TECH, the Company ceased amortization of the intangible asset associated with the TECH joint venture supply arrangement and included the remaining amount as part of the Company’s investment in TECH’s net assets, which is eliminated in consolidation.  (See “Joint Ventures — TECH Semiconductor Singapore Pte. Ltd.” note.)

Amortization expense for intangible assets was $52 million, $51 million and $50 million in 2006, 2005 and 2004, respectively.  Annual amortization expense for intangible assets held as of August 31, 2006, is estimated to be $67 million for 2007, $67 million for 2008, $56 million for 2009, $47 million for 2010 and $43 million for 2011.

In the fourth quarter of 2006, the Company recorded $486 million of goodwill from its acquisition of Lexar.  (See “Lexar Media, Inc.” note.)  As of August 31, 2006, the Company had goodwill of $490 million for its Memory segment and $12 million for its Imaging segment.  As of September 1, 2005, the Company had goodwill of $4 million for its Memory segment and $12 million for its Imaging segment.

Property, Plant and Equipment	2006	2005

Land	$107	$109
Buildings	2,763	2,419
Equipment	9,528	8,045
Construction in progress	484	236
Software	251	220
	13,133	11,029
Accumulated depreciation	(7,245)	(6,345)
	$5,888	$4,684

Depreciation expense was $1,258 million, $1,211 million and $1,166 million for 2006, 2005 and 2004, respectively.

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded property, plant and equipment of $562 million.  (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)

Accounts Payable and Accrued Expenses	2006	2005

Accounts payable	$854	$394
Salaries, wages and benefits	220	167
Taxes other than income	23	17
Income taxes	20	7
Joint venture	—	51
Other	202	117
	$1,319	$753

In connection with the consolidation of TECH in the third quarter of 2006, the Company recorded accounts payable and accrued expenses of $69 million.  (See “Joint Ventures — Tech Semiconductor Singapore Pte. Ltd.” note.)  In connection with the acquisition of Lexar in the fourth quarter of 2006, the Company recorded accounts payable and accrued expenses of $181 million.  (See “Lexar Media, Inc.” note.)

Debt	2006	2005

Capital lease obligations payable in monthly installments through February 2021, weighted-average imputed interest rate of 6.6%and 6.4%	$264	$197
Notes payable in periodic installments through July 2015, weighted-average interest rate of 1.5% and 1.9%	237	348
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	—
Convertible subordinated notes payable, face amount of $633 million, interest rate of 2.5%, due February 2010	—	622
	571	1,167
Less current portion	(166)	(147)
	$405	$1,020

As of August 31, 2006, notes payable of $219 million denominated in Japanese yen were at a weighted-average interest rate of 1.2%.

The Company’s TECH subsidiary has a credit facility that enables it to borrow up to $400 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5% subject to customary covenants.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of August 31, 2006, TECH had not borrowed any amounts against the credit facility.

In connection with the acquisition of Lexar in the fourth quarter of 2006, the Company assumed Lexar’s $70 million 5.625% convertible notes due April 1, 2010 (the “Lexar Notes”).  The Lexar Notes are convertible into the Company’s common stock any time at the option of the holders of the Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Lexar Notes are redeemable for cash at the Company’s option beginning on April 1, 2008, at a price equal to the principal amount plus accrued interest.  The Company may only redeem the Lexar Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.  Upon redemption, the Company will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

In the second quarter of 2006, the Company’s $633 million 2.5% Convertible Subordinated Notes (“Notes”) were converted into 53.7 million shares of the Company’s common stock.  In addition, the Company’s related interest rate swap terminated by its terms on February 6, 2006 and, as a result, $35 million of cash pledged as collateral for the swap became unrestricted.  On February 14, 2006, the Company terminated its outstanding call spread options covering a total of approximately 53.7 million shares of its common stock (“Call Spread Options”).  The Company originally entered into the Call Spread Options in connection with its issuance of the Notes.  The Company received $171 million for the settlement of the Call Spread Options.  The settlement was accounted for as a capital transaction.

In 2005, the Company entered into two yen-dominated loans aggregating 23.5 billion yen ($221 million), payable in semi-annual installments through 2010.  The first, a syndicated term loan for 13.5 billion yen bears interest at the 6-month Tokyo Interbank Offered Rate (“TIBOR”) plus 1.25% (1.40% as of August 31, 2006).  The second loan for 10.0 billion yen bears interest at a fixed rate of 0.95% and is collateralized by certain equipment owned by the Company.

In 2005, the Company received $161 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $157 million with a weighted-average imputed interest rate of 6.3%, payable in periodic installments through January 2009.

Certain notes payable are collateralized by property, plant and equipment with a carrying value of $184 million as of August 31, 2006.  Equipment under capital leases and accumulated amortization thereon were $277 million and $102 million, respectively, as of August 31, 2006, and $254 million and $74 million, respectively, as of September 1, 2005.

As of August 31, 2006, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

Fiscal year	Notes Payable	Capital Lease Obligations

2007	$80	$98
2008	62	79
2009	46	74
2010	115	9
2011	4	8
2012 and thereafter	—	43
Interest	—	(47)
	$307	$264

Commitments

As of August 31, 2006, the Company had commitments of approximately $1.7 billion for the acquisition of property, plant and equipment.  The Company has an agreement to construct a facility to produce photomasks and sell such facility to its MP Mask partner for a negotiated amount.  The Company does not expect to incur a loss on such sale.  The Company leases certain facilities, equipment and software under operating leases.  Total rental expense on all operating leases was $30 million, $23 million and $21 million for 2006, 2005 and 2004, respectively.  Minimum future rental commitments under operating leases aggregated $81 million as of August 31, 2006, and are payable as follows:  $30 million in 2007; $17 million in 2008; $6 million in 2009; $4 million in 2010; $3 million in 2011 and $21 million in 2012 and thereafter.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  The Company also is engaged in patent litigation with Tadahiro Ohmi (“Ohmi”) in the U.S. District Court for the Eastern District of Texas and with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of net sales.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least eighty-four (seven of which have been dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages for the alleged damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The Court has granted plaintiffs’ motion to certify the proposed class of direct purchasers.

Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, the Commonwealth of the Northern Mariana Islands, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  The Company believes that it is not a target of the investigation and is cooperating fully and actively with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Two cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, eight cases have filed in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Eastern District of Tennessee asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

On July 21, 2006, the Company entered into an agreement with Tessera Technologies, Inc. settling all outstanding litigation between the companies.  Under the terms of the agreement, the Company paid $30 million and received a royalty-bearing license to Tessera’s Compliance Chip technology.

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.

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

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Redeemable Common Stock

In connection with the Company’s acquisition on April 22, 2002, of substantially all of the assets of Toshiba Corporation’s (“Toshiba”) DRAM business as conducted by Dominion Semiconductor L.L.C., the Company issued Toshiba 1.5 million shares of common stock and granted Toshiba an option to require the Company to repurchase the shares for $68 million in cash.  During the first quarter of 2004, Toshiba exercised its option and the Company redeemed the 1.5 million shares.

Shareholders’ Equity

Stock Rights:  On September 24, 2003, the Company received $450 million, which is included in additional capital in the accompanying consolidated balance sheet, from Intel Corporation (“Intel”) in exchange for the issuance of stock rights exchangeable into approximately 33.9 million shares of the Company’s common stock.  On August 21, 2006, Intel disposed of stock rights for 16.9 million shares of the Company’s common stock.  The shares issuable pursuant to the remaining stock rights are included in weighted-average common shares outstanding in the computations of earnings per share.

Common Stock Warrants:  In of 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of Common Stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of August 31, 2006, there have been no exercises of warrants and all warrants issued remain outstanding.

Equity Plans

As of August 31, 2006, the Company had an aggregate of 164.9 million shares of its common stock reserved for issuance under its various equity plans, of which 126.2 million shares were subject to outstanding awards and 38.7 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:   Stock options granted by the Company are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options issued prior to January 19, 1998, and after September 22, 2004, generally expire six years from the date of grant.  All other options expire ten years from date of grant.

In connection with the Company’s acquisition of Lexar on June 21, 2006, the Company assumed Lexar options, which were converted into options to purchase 6.6 million shares of the Company’s common stock.  (See “Lexar Media, Inc.” note.)

Option activity for 2006 is summarized as follows:

	Number of shares (in millions)	Weighted- average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at September 1,2005	119.1	$20.58
Granted	10.9	13.77
Assumed Lexar options	6.6	8.28
Exercised	(10.1)	11.34
Cancelled or expired	(2.6)	23.38
Outstanding at August 31, 2006	123.9	20.02	4.9	$329

Exercisable at August 31, 2006	109.6	$20.92	4.8	$269

The following table summarizes information about options outstanding as of August 31, 2006:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares (in millions)	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares (in millions)	Weighted- average exercise price

$0.34 - $14.02	61.9	5.26	$12.25	49.4	$12.11
14.03 - 22.83	30.7	5.35	18.99	28.8	19.25
23.25 - 34.06	20.1	3.87	29.96	20.1	29.96
34.09 - 40.06	7.0	3.41	36.87	7.0	36.87
40.57 - 96.56	4.2	4.12	66.21	4.3	66.21
	123.9	4.91	20.02	109.6	20.92

The weighted-average grant-date fair value per share was $5.92, $5.10 and $8.30 for options granted during 2006, 2005 and 2004, respectively.  The weighted-average convert-date fair value per share for assumed Lexar options was $9.58.  The total intrinsic value was $46 million, $3 million for options exercised during 2006 and 2004, respectively.  The total intrinsic value for options exercised during 2005 was de minimus.

Changes in the Company’s nonvested options for 2006 are summarized as follows:

	Number of shares (in millions)	Weighted- average grant date fair value per share

Nonvested at September 1, 2005	3.4	$5.94
Granted	10.9	5.92
Assumed Lexar options	1.4	8.53
Vested	(0.9)	6.11
Cancelled	(0.5)	6.41
Nonvested at August 31, 2006	14.3	6.15

As of August 31, 2006, there was $57 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.  The Company expects substantially all of its nonvested options to vest.  The Company’s nonvested options as of August 31, 2006, have a weighted-average exercise price of $13.08, a weighted-average remaining contractual life of 5.6 years and an aggregate intrinsic value of $60 million.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes model.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility.  The expected life of options granted is based on historical experience and on the terms and conditions of the options.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  For purposes of this valuation model, no dividends have been assumed.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  Assumptions used in the Black-Scholes model are presented below:

2006

Average expected life in years	4.25
Expected volatility	42%-48%
Weighted-average volatility	47%
Risk-free interest rate	3.9%-5.2%

Restricted Stock:   As of August 31, 2006, there were 2.3 million shares of restricted stock and restricted stock units outstanding, of which 0.6 million were performance-based restricted stock awards.  For service-based restricted stock awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based restricted stock awards, vesting is contingent upon meeting certain Company-wide performance goals.  Restricted stock activity for 2006 and 2005 is summarized as follows:

	2006	2005
	Number of shares (in millions)	Number of shares (in millions)

Outstanding at beginning of period	0.3	—
Granted	2.1	0.3
Exercised	(0.1)	—
Outstanding at end of period	2.3	0.3

Aggregate value	$40	$4

Weighted-average remaining contractual life	2.1 years	2.2 years

The weighted-average grant-date fair value per share was $13.04 and $12.17 for restricted stock awards granted during 2006 and 2005, respectively.  The total value of awards for which restrictions lapsed during the 2006 was $2 million.  As of August 31, 2006, there was $20 million of total unrecognized compensation cost, related to nonvested restricted stock and stock units awards, which is expected to be recognized over a weighted-average period of 1.1 year.

Stock Purchase Plan:  The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock through payroll deductions.  Prior to July 1, 2005, shares could be purchased at 85% of the lower of the beginning or ending closing stock prices of each quarterly offering period.  After July 1, 2005, shares can be purchased at 95% of the ending closing stock price of each offering quarterly period.  Shares can be resold when purchased.  Purchases are limited to 20% of an employee’s eligible compensation.  As of August 31, 2006, 26.8 million shares of the Company’s common stock had been issued under the ESPP and 2.7 million shares were available for future issuance under the plan.

Non-Employee Director Stock Incentive Plan:  As of August 31, 2006, 44,687 shares of the Company’s common stock had been issued under the 1998 Non-Employee Director Stock Incentive Plan (“DSIP”) and 455,313 shares were reserved for future issuance under the plan.  Shares are issued under the DSIP as compensation to non-employee directors of the Company.

Stock-Based Compensation Expense:  Total compensation cost for the Company’s stock plans in 2006 was $26 million and included the following:

2006

Stock-based compensation expense by caption:
Cost of goods sold	$8
Selling, general and administrative	11
Research and development	7
$26

Stock-based compensation expense by type of award:
Stock options	$17
Restricted stock	9
$26

The effect of the application of SFAS No. 123(R) in 2006 was a reduction of $16 million in operating income, income before taxes and net income, resulting in a $0.02 reduction in basic and diluted earnings per share.  Stock-based compensation expense of $1 million was capitalized and remained in inventory at the end of 2006.  As of August 31, 2006, $77 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted-average period of 1.5 years.

Through 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The following presents pro forma income and per share data as if a fair value based method had been used to account for stock-based compensation for 2005 and 2004:

	2005	2004

Net income, as reported	$188	$157
Redeemable common stock accretion	—	(1)
Net income available to common shareholders	188	156
Stock-based employee compensation expense included in reported net income, net of tax	2	—
Less total stock-based employee compensation expense determined under a fair value-based method for all awards, net of tax	(265)	(204)
Pro forma net loss available to common shareholders	$(75)	$(48)

Earnings (loss) per share:
Basic, as reported	$0.29	$0.24
Basic, pro forma	(0.12)	(0.07)

Diluted, as reported	$0.29	$0.24
Diluted, pro forma	(0.12)	(0.07)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption of SFAS 123(R).

Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company’s options included in pro forma amounts for 2005 and 2004 are presented below:

	Stock option plan shares		Employee stock Purchase plan shares
	2005	2004	2005	2004

Average expected life in years	4.25	5.50	0.25	0.25
Expected volatility	48%	72%	33%	40%
Risk-free interest rate (zero coupon U.S. Treasury note)	3.6%	3.5%	2.1%	1.1%

Employee Savings Plan

The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in the Company’s common stock.  Under the plan, the Company matches in cash eligible contributions from employees up to 3% of the employee’s annual eligible earnings, or $1,500, whichever is greater.  The Company may provide additional contributions based on its financial performance.  Contribution expense for the Company’s RAM Plan was $26 million, $18 million and $14 million in 2006, 2005 and 2004, respectively.

Other Operating (Income) Expense, Net

Other operating income for 2006 includes $230 million of net proceeds for the sale of the Company’s existing NAND flash memory designs and certain related technology to Intel net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating income for 2006 also includes $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in the IMFT Lehi facility.  Other operating income for 2005 includes gains net of losses on disposals of semiconductor equipment of $13 million and $12 million in receipts from the U.S. Government in connection with anti-dumping tariffs.  Other operating expense for 2004 includes losses of $17 million from changes in currency exchange rates.  Other operating income for 2004 includes $7 million from the Commonwealth of Virginia for meeting investment commitments at the Virginia wafer fabrication facility and net gains of $4 million on write-downs and disposals of semiconductor equipment.

Income Taxes

Income (loss) before taxes and the income tax (provision) benefit consisted of the following:

	2006	2005	2004

Income (loss) before taxes:
U.S.	$351	$108	$(19)
Foreign	82	91	251
	$433	$199	$232

Income tax (provision) benefit:
Current:
U.S. federal	$(12)	$—	$—
State	(1)	(3)	—
Foreign	(29)	(18)	(12)
	(42)	(21)	(12)
Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	24	10	(63)
	24	10	(63)
Income tax (provision)	$(18)	$(11)	$(75)

The Company’s income tax (provision) computed using the U.S. federal statutory rate and the Company’s income tax (provision) benefit is reconciled as follows:

	2006	2005	2004

U.S. federal income tax (provision) benefit at statutory rate	$(152)	$(70)	$(81)
State taxes, net of federal benefit	5	6	(9)
Foreign operations	3	9	(44)
Change in valuation allowance	103	(7)	(11)
Tax credits	7	28	7
Export sales benefit	13	16	16
Resolution of tax matters	—	—	37
Other	3	7	10
Income tax (provision)	$(18)	$(11)	$(75)

State taxes reflect investment tax credits of $23 million, $14 million and $9 million for 2006, 2005 and 2004, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2006	2005

Deferred tax assets:
Net operating loss and credit carryforwards	$929	$1,202
Basis differences in investments in joint ventures	301	—
Deferred revenue	160	76
Accrued compensation	51	40
Accounts payable	43	25
Inventories	16	33
Accrued product and process technology	11	12
Other	36	87
Gross deferred tax assets	1,547	1,475
Less valuation allowance	(915)	(1,029)
Deferred tax assets, net of valuation allowance	632	446

Deferred tax liabilities:
Excess tax over book depreciation	(308)	(315)
Receivables	(91)	—
Intangibles	(68)	—
Unremitted earnings on certain subsidiaries	(58)	(49)
Product and process technology	(45)	(39)
Other	(15)	(16)
Deferred tax liabilities	(585)	(419)

Net deferred tax assets	$47	$27

Reported as:
Current deferred tax assets	$26	$32
Noncurrent deferred tax assets	49	30
Noncurrent deferred tax liabilities	(28)	(35)
Net deferred tax assets	$47	$27

The Company has a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of August 31, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.7 billion and unused U.S. tax credit carryforwards of $164 million.  The Company also has unused state tax net operating loss carryforwards of $1.4 billion and unused state tax credits of $163 million.  During 2006, the Company utilized approximately $1.1 billion of its U.S. tax net operating loss carryforwards as a result of IMFT, MP Mask and related transactions.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

The changes in valuation allowance of $(114) million and $25 million in 2006 and 2005, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.  The change in the valuation allowance in 2006 and 2005 includes $12 million and $2 million, respectively, for stock plan deductions, which will be credited to additional capital if realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $686 million as of August 31, 2006,  have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Earnings Per Share
	2006	2005	2004

Net income	$408	$188	$157
Redeemable common stock accretion	—	—	(1)
Net income available to common shareholders – Basic	408	188	156
Net effect of assumed conversion of debt	6	14	—
Net income available to common shareholders – Diluted	$414	$202	$156

Weighted-average common shares outstanding – Basic	692	648	641
Net effect of dilutive stock options and assumed conversion of debt	33	54	5
Weighted-average common shares outstanding – Diluted	725	702	646

Earnings per share:
Basic	$0.59	$0.29	$0.24
Diluted	0.57	0.29	0.24

As of August 31, 2006, Intel held stock rights that are exchangeable into approximately 16.9 million shares of the Company’s common stock.  The shares issuable pursuant to the stock rights are considered outstanding common shares in the computations of basic and diluted earnings per share.  (See “Shareholders’ Equity – Stock Rights” note.)

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2006	2005	2004

Employee stock plans	68.7	117.4	62.8
Convertible subordinated notes payable	6.2	—	53.7
Common stock warrants	29.1	29.1	29.1

Lexar Media, Inc.

On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of flash memory products, in a stock for stock merger to broaden the Company’s NAND product offering, enhance its retail presence and strengthen its portfolio of intellectual property.  Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of Lexar was converted into 0.5925 shares of Micron’s common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option with an exercise price per share of $9.54 or less was converted into a Micron employee stock option using the Exchange Ratio.  In connection therewith, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million.  The Company’s results of operations for 2006 include the results of Lexar, which are included in the Company’s Memory segment, for the period subsequent to the acquisition date.

The $886 million purchase price was allocated to the assets and liabilities of Lexar based on a preliminary estimate of fair values as follows:

Cash and short-term investments	$101
Receivables ($179 of which was is classified as noncurrent)	302
Inventories	75
Intangible assets	183
Deferred tax assets	176
Goodwill	486
Other assets	33

Accounts payable and accrued expenses	(181)
Deferred tax liabilities	(176)
Debt	(113)
Aggregate purchase price	$886

As of June 21, 2006, the estimated fair value of Lexar’s convertible debt exceeded its face value by $43 million.  The convertible debt was recorded at its $70 million face value and the $43 million excess, which, in substance, represents a capital transaction, was recorded in the accompanying consolidated financial statements as additional capital in accordance with APB Opinion No. 14.

Effective September 15, 2006, the Company and Toshiba Corporation entered into agreements settling all outstanding NAND flash memory-related litigation between the companies.  Toshiba purchased certain of the Company’s semiconductor technology patents and licensed certain patents previously owned by Lexar.  The Company will receive payments totaling $288 million over three years, substantial portion of which is reflected in the Company’s purchase accounting for Lexar at an imputed interest rate of 5.9%.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006 and at the beginning of 2005.  The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	2006	2005
	(unaudited)

Net sales	$5,746	$5,682
Net income	266	102

Earnings per share - diluted	$0.35	$0.15

Joint Ventures

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel that was formed to manufacture NAND Flash memory products for the exclusive benefit of its partners.  In connection with the formation of IMFT, the Company contributed land and facilities in Lehi, Utah, a fully paid lease of a portion of the Company’s manufacturing facility in Manassas, Virginia, a wafer supply agreement to be supported by the Company’s operations located in Boise, Idaho and $250 million in cash.  The aggregate fair value of these contributions was $1.245 billion.  In connection with the contribution of land and facilities in Lehi, Utah, the Company recorded a $2 million gain in the second quarter of 2006, which is included in other non-operating income in the accompanying consolidated statement of operations.  Intel contributed $1.196 billion in cash and notes to IMFT.  As a result of these contributions, the Company owns 51% and Intel owns 49% of IMFT.  The parties share the output of IMFT generally in proportion to their ownership in IMFT.  Notes receivable from Intel in the amount of $261 million, for its contribution to IMFT, are accounted for as a reduction to noncontrolling interest and are not included in receivables as of August 31, 2006.

Under the terms of the lease, IMFT has the use of approximately 50% of the Company’s manufacturing facility in Manassas, Virginia for a period of 10 years.  IMFT purchases and installs manufacturing equipment into the leased facility which is operated and maintained by the Company.  The cost of operating and maintaining the equipment is charged to IMFT.  Under the terms of a wafer supply agreement, the Company manufactures wafers for IMFT in its Boise, Idaho facility for a period of five years.

IMFT manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development costs for NAND Flash are shared equally among the Company and Intel.  In the second quarter of 2006, the Company received net proceeds of $230 million from Intel for the sale of the Company’s existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.

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

The Company is obligated to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010, pursuant to a NAND Flash supply agreement.  In connection with the obligation, Apple made a prepayment of $250 million to the Company in the second quarter of 2006.  The prepayment is included in other liabilities in the accompanying consolidated balance sheet.

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

Effective March 3, 2006, the Company entered into an agreement with EDB whereby EDB granted the Company a call option to purchase from EDB, and the Company granted EDB a put option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as of August 31, 2006) (collectively, the “TECH Options”).  The Company’s option to purchase EDB’s shares in TECH is exercisable at any time prior to October 1, 2009.  EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008, until October 1, 2010.  The Company has determined that TECH is a variable interest entity, and as a result of the put option agreement noted above, the Company concluded it is the primary beneficiary of TECH as defined by FIN 46(R) and therefore began consolidating TECH’s financial results, which are included in the Company’s Memory segment, as of the beginning of the Company’s third quarter of 2006.

Upon consolidation of TECH as of March 3, 2006, the Company’s basis of $134 million and the fair value of noncontrolling interests in TECH of $627 million were allocated to the assets and liabilities of TECH based on their estimated fair values.  In connection with the consolidation of TECH, the Company recorded total assets of $990 million (net of eliminated intercompany balances and the Company’s contribution to TECH aggregating $204 million), including cash of $319 million, inventories of $104 million and property, plant and equipment of $562 million, and total liabilities of $411 (net of $24 million of eliminated intercompany balances), including accounts payable and accrued expenses of $69 million and debt and capital lease obligations totaling $339 million.

The option granted by the Company to EDB to sell to the Company EDB’s shares in TECH is being accounted for as if the shares are mandatorily redeemable by the Company.  The initial carrying value of the noncontrolling interest in TECH attributable to EDB of $287 million is being amortized to its estimated redemption value ($260 million as of August 31, 2006) through March 3, 2008, the date EDB’s option becomes exercisable.  The amortization is recognized as other non-operating income in the accompanying consolidated statement of operations and amounted to $8 million for 2006.

TECH’s semiconductor manufacturing uses the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  Through the second quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $287 million for the first six months of 2006.  The net cost of products purchased from TECH amounted to $652 million and $454 million for 2005 and 2004, respectively.  Amortization expense resulting from the TECH supply arrangement, included in the cost of products purchased from TECH, was $6 million for the first six months of 2006 and $12 million for 2005 and 2004.  In connection with the consolidation of TECH, amortization of the TECH supply arrangement was discontinued as of the beginning of the third quarter of 2006.

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  The Company contributed its then existing reticle manufacturing operation to the venture.  In exchange for a 49.99% interest in MP Mask, Photronics paid $48 million cash and $15 million in notes due over two years to the Company.  In connection with the joint venture, the Company received $72 million in exchange for entering into a license agreement with Photronics, which will be recognized over the term of the 10-year agreement.  The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.

Segment Information

The Company’s reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision maker and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.  The information below represents the Company’s reportable segments.

	2006	2005	2004
Net sales:
Memory	$4,523	$4,577	$4,305
Imaging	749	303	99
Total consolidated net sales	$5,272	$4,880	$4,404

Operating income:
Memory	$197	$192	$317
Imaging	153	25	(67)
Total consolidated operating income	$350	$217	$250

Geographic Information

Geographic net sales based on customer location were as follows:

	2006	2005	2004

United States	$1,721	$1,657	$1,789
Asia Pacific (excluding China and Japan)	1,068	900	633
China	1,049	775	560
Europe	719	906	864
Japan	494	380	355
Other	221	262	203
	$5,272	$4,880	$4,404

Net property, plant and equipment by geographic area was as follows:

	2006	2005

United States	$4,422	$3,677
Singapore	867	261
Italy	318	359
Japan	269	379
Other	12	8
	$5,888	$4,684

Quarterly Financial Information (Unaudited)

(Amounts in millions except per share amounts)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,362	$1,225	$1,312	$1,373
Gross margin	311	236	329	324
Operating income	62	188	47	53
Net income	63	193	88	64

Diluted earnings per share	$0.09	$0.27	$0.12	$0.08

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,260	$1,308	$1,054	$1,258
Gross margin	423	354	86	283
Operating income (loss)	175	126	(130)	46
Net income (loss)	155	118	(128)	43

Diluted earnings (loss) per share	$0.23	$0.17	$(0.20)	$0.07

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Micron Technology, Inc.

We have completed integrated audits of Micron Technology, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 31, 2006 and September 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in the Significant Accounting Policies note to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended August 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded TECH Semiconductor Pte. Ltd. (“TECH”) and Lexar Media, Inc. (“Lexar”) from its assessment of internal control over financial reporting as of August 31, 2006.  The Company began consolidating TECH on March 3, 2006, and acquired Lexar on June 21, 2006.  Net of eliminated intercompany balances and transactions, TECH’s total assets and revenues represented 8% and 0%, respectively, of the Company consolidated assets and revenues as of and for the year ended August 31, 2006.  Net of eliminated intercompany balances and transactions, Lexar’s total assets and revenues represented 10% and less than 1%, respectively, of the Company’s consolidated assets and revenues as of and for the year ended August 31, 2006.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 6, 2006

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2006.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

The Company’s evaluation of the effectiveness of its internal control over financial reporting as of August 31, 2006, did not extend to the internal controls of TECH Semiconductor Singapore Pte. Ltd. (“TECH”) and Lexar Media, Inc. (“Lexar”).  The Company began consolidating TECH on March 3, 2006, and acquired Lexar on June 21, 2006.  Net of eliminated intercompany balances and transactions, TECH’s total assets and revenues represented 8% and 0%, respectively, of the Company’s consolidated assets and revenues as of and for the year ended August 31, 2006.  Net of eliminated intercompany balances and transactions, Lexar’s total assets and revenues represented 10% and less than 1%, respectively, of the Company’s consolidated assets and revenues as of and for the year ended August 31, 2006.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.     Certain Relationships and Related Transactions

Item 14.     Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2006, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.               Financial Statement:  See Index to Consolidated Financial Statements under Item 8.

2.               Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

3.               Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 (1)
2.2	First Amendment to Agreement and Plan of Merger, dated as of May 30, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (2)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 4, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (3)
3.1	Restated Certificate of Incorporation of the Registrant (4)
3.7	Bylaws of the Registrant, as amended (5)
4.9	Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008 (the “Warrants”) (6)
4.13	Securities Purchase Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (7)
4.14	Stock Rights Agreement, dated September 24, 2003, between the Registrant and Intel Capital Corporation (7)
10.82	Form of Indemnification Agreement between the Registrant and its officers and directors (8)
10.91	Board Resolution regarding stock and bonus plan vesting schedules in the event of change in control of the Registrant (9)
10.110	1994 Stock Option Plan (10)
10.112	Form of Severance Agreement between the Company and its officers (11)
10.120	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (12)
10.128	Nonstatutory Stock Option Plan (13)
10.129	1997 Nonstatutory Stock Option Plan (14)
10.130	Micron Quantum Devices, Inc. 1996 Stock Option Plan (10)
10.131	Sample Stock Option Assumption Letter for Micron Quantum Devices, Inc. 1996 Stock Option Plan (10)
10.132	1998 Nonstatutory Stock Option Plan (14)
10.133	Rendition, Inc. 1994 Equity Incentive Plan (15)
10.134	Sample Stock Option Assumption Letter for Rendition, Inc. 1994 Equity Incentive Plan (15)
10.139	1989 Employee Stock Purchase Plan (16)
10.140	1998 Non-Employee Director Stock Incentive Plan (17)

10.142	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (18)
10.144	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants (6)
10.145	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants (6)
10.146	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants (6)
10.151	2001 Stock Option Plan (19)
10.152	2002 Employment Inducement Stock Option Plan (19)
10.153*	Business Agreement, dated September 24, 2003, between the Registrant and Intel Corporation (7)
10.154	Securities Rights and Restrictions Agreement, dated September 24, 2003, between the Registrant and Intel Capital (7)
10.155	2004 Equity Incentive Plan (16)
10.156	Executive Officer Performance Incentive Plan (20)
10.157	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (16)
10.158	1994 Stock Option Plan Form of Agreement and Terms and Conditions (16)
10.159	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (16)
10.160	Form of Agreement relating to the Company’s 2001 Stock Option Plan (21)
10.161*	Master Agreement, dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation(22)
10.162*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation(22)
10.163*	Manufacturing Services Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC(22)
10.164*	Boise Supply Agreement, dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc.(22)
10.165*	MTV Lease Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC(22)
10.166*	Product Designs Assignment Agreement, dated January 6, 2006, between Intel Corporation and Micron Technology, Inc.(22)
10.167*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (22)
10.168*	Supply Agreement, dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (22)
10.169*	Supply Agreement, dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (22)
10.170	Lexar Media, Inc. 2000 Equity Incentive Plan (23)
21.1	Subsidiaries of the Registrant
23.1	Consent of Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Current Report on Form 8-K filed March 10, 2006
(2)	Incorporated by reference to Current Report on Form 8-K filed May 31, 2006
(3)	Incorporated by reference to Current Report on Form 8-K filed June 5, 2006
(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(5)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2005
(6)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2001
(7)	Incorporated by reference to Current Report on Form 8-K filed September 29, 2003
(8)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(9)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 31, 1989
(10)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)
(11)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003

(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(13)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002
(15)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)
(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999
(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
(19)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2004
(21)	Incorporated by reference to Current Report on Form 8-K filed on April 6, 2005
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(23)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-135459)

*                    Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 7th day of November 2006.

Micron Technology, Inc.
By:	/s/ W. G. Stover, Jr.
W. G. Stover, Jr.,
Vice President of Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Appleton	Chairman of the Board,	November 7, 2006
(Steven R. Appleton)	Chief Executive Officer
and President (Principal
Executive Officer)

/s/ W. G. Stover, Jr.	Vice President of Finance,	November 7, 2006
(W. G. Stover, Jr.)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Teruaki Aoki	Director	November 7, 2006
(Teruaki Aoki)

/s/ James W. Bagley	Director	November 7, 2006
(James W. Bagley)

/s/ Mercedes Johnson	Director	November 7, 2006
(Mercedes Johnson)

/s/ Robert A. Lothrop	Director	November 7 2006
(Robert A. Lothrop)

/s/ Lawrence N. Mondry	Director	November 7, 2006
(Lawrence N. Mondry)

/s/ Gordon C. Smith	Director	November 7, 2006
(Gordon C. Smith)

/s/ Robert E. Switz	Director	November 7, 2006
(Robert E. Switz)

/s/ William P. Weber	Director	November 7, 2006
(William P. Weber)

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in millions)

	Balance at Beginning of Period	Acquisition of Lexar and Consolidation of TECH	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended August 31, 2006	$2	$—	$2	$—	$4
Year ended September 1, 2005	2	—	—	—	2
Year ended September 2, 2004	5	—	1	(4)	2

Allowance for Obsolete Inventories
Year ended August 31, 2006	$24	$—	$36	$(25)	$35
Year ended September 1, 2005	26	—	26	(28)	24
Year ended September 2, 2004	21	—	28	(23)	26

Deferred Tax Asset Valuation Allowance
Year ended August 31, 2006	$1,029	$(36)	$(103)	$25	$915
Year ended September 1, 2005	1,004	—	7	18	1,029
Year ended September 2, 2004	993	—	11	—	1,004

The allowance for obsolete inventories excludes any charges for write-downs of work in process and finished goods inventories to their estimated market values.  See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”