Form 10-Q
period 2006-11-30
MICRON TECHNOLOGY INC
filed 2007-01-16
CIK 723125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

The number of outstanding shares of the registrant’s common stock as of January 4, 2007, was 754,795,709.

Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

MICRON TECHNOLOGY, INC.

Consolidated Statements of Operations

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended
	November 30, 2006	December 1, 2005

Net sales	$1,530	$1,362
Cost of goods sold	1,088	1,051
Gross margin	442	311

Selling, general and administrative	180	95
Research and development	183	166
Other operating (income), net	(31)	(12)
Operating income	110	62

Interest income	41	11
Interest expense	(1)	(11)
Other non-operating income, net	3	1
Income before taxes	153	63

Income tax (provision)	(9)	—
Noncontrolling interests in net income	(29)	—
Net income	$115	$63

Earnings per share:
Basic	$0.15	$0.10
Diluted	0.15	0.09

Number of shares used in per share calculations:
Basic	767.0	650.1
Diluted	779.6	707.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

Consolidated Balance Sheets

(Amounts in millions except par value amounts)

(Unaudited)

As of	November 30, 2006	August 31, 2006

Assets
Cash and equivalents	$1,303	$1,431
Short-term investments	1,335	1,648
Receivables	996	956
Inventories	1,114	963
Prepaid expenses	81	77
Deferred income taxes	24	26
Total current assets	4,853	5,101
Intangible assets, net	410	388
Property, plant and equipment, net	7,010	5,888
Deferred income taxes	55	49
Goodwill	502	502
Other assets	244	293
Total assets	$13,074	$12,221

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,578	$1,319
Deferred income	69	53
Equipment purchase contracts	119	123
Current portion of long-term debt	159	166
Total current liabilities	1,925	1,661
Long-term debt	409	405
Deferred income taxes	27	28
Other liabilities	452	445
Total liabilities	2,813	2,539

Commitments and contingencies

Noncontrolling interests in subsidiaries	1,982	1,568

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 754.5 million and 749.4 million shares	75	75
Additional capital	6,604	6,555
Retained earnings	1,600	1,486
Accumulated other comprehensive (loss)	—	(2)
Total shareholders’ equity	8,279	8,114
Total liabilities and shareholders’ equity	$13,074	$12,221

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

Quarter ended	November 30, 2006	December 1, 2005

Cash flows from operating activities
Net income	$115	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	303
Stock-based compensation	10	4
Gain from sale of product and process technology	(30)	—
Gain from disposition of equipment	(5)	—
Change in operating assets and liabilities:
Increase in receivables	(2)	(11)
(Increase) decrease in inventories	(151)	89
Increase in accounts payable and accrued expenses	72	16
Deferred income taxes	(1)	(4)
Other	41	(35)
Net cash provided by operating activities	429	425

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,099)	(269)
Purchases of available-for-sale securities	(827)	(478)
Proceeds from maturities of available-for-sale securities	1,082	530
Proceeds from sales of available-for-sale securities	66	—
Proceeds from sale of product and process technology	30	—
Decrease in restricted cash	14	1
Proceeds from sales of property, plant and equipment	11	5
Other	(45)	(8)
Net cash used for investing activities	(768)	(219)

Cash flows from financing activities
Capital contribution from noncontrolling interest in IMFT	388	—
Proceeds from issuance of common stock	41	11
Payments on equipment purchase contracts	(161)	(31)
Repayments of debt	(56)	(49)
Other	(1)	—
Net cash provided by (used for) financing activities	211	(69)

Net increase (decrease) in cash and equivalents	(128)	137
Cash and equivalents at beginning of period	1,431	524
Cash and equivalents at end of period	$1,303	$661

Supplemental disclosures
Income taxes paid, net	$(9)	$(2)
Interest paid, net of amounts capitalized	(2)	(10)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	208	62

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2007 and 2006 ended on November 30, 2006, and December 1, 2005, respectively.  The Company’s fiscal 2006 ended on August 31, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

Recently issued accounting standards:  In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt SFAS No. 157 effective at the beginning of 2009.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company is required to adopt FIN 48 effective at the beginning of 2008.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of November 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company adopted SFAS

No. 154 at the beginning of 2007.  The adoption of SFAS No. 154 did not impact the Company’s results of operations and financial condition.

Supplemental Balance Sheet Information

Receivables	November 30, 2006	August 31, 2006

Trade receivables	$782	$811
Taxes other than income	38	18
Other	180	131
Allowance for doubtful accounts	(4)	(4)
	$996	$956

As of November 30, 2006 and August 31, 2006, other receivables include $65 million and $51 million, respectively, due from Intel Corporation primarily for amounts related to NAND Flash product design and process development activities, and $87 million and $51 million, respectively, due from settlement of litigation.  Long-term receivables due from settlement of litigation of $142 million and $181 million as of November 30, 2006, and August 31, 2006, respectively, are included in other noncurrent assets in the Company’s consolidated balance sheet.

Inventories	November 30, 2006	August 31, 2006

Finished goods	$351	$273
Work in process	578	530
Raw materials and supplies	229	195
Allowance for obsolescence	(44)	(35)
	$1,114	$963

	November 30, 2006		August 31, 2006
Goodwill and Intangible Assets	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Product and process technology	$499	$(231)	$460	$(219)
Customer relationships	127	(8)	127	(4)
Other	27	(4)	27	(3)
	$653	$(243)	$614	$(226)

During the first quarter of 2007 and 2006, the Company capitalized $39 million and $9 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively.

Amortization expense for intangible assets was $17 million and $13 million for the first quarter of 2007 and 2006, respectively.  Annual amortization expense for intangible assets held as of November 30, 2006, is estimated to be $72 million for 2007, $72 million for 2008, $61 million for 2009, $51 million for 2010 and $47 million for 2011.

As of November 30, 2006, and August 31, 2006, the Company had goodwill of $490 million for its Memory segment and $12 million for its Imaging segment.

Property, Plant and Equipment	November 30, 2006	August 31, 2006

Land	$107	$107
Buildings	2,850	2,763
Equipment	10,574	9,528
Construction in progress	745	484
Software	253	251
	14,529	13,133
Accumulated depreciation	(7,519)	(7,245)
	$7,010	$5,888

Depreciation expense was $375 million and $292 million for the first quarter of 2007 and 2006, respectively.

Accounts Payable and Accrued Expenses	November 30, 2006	August 31, 2006

Accounts payable	$1,087	$854
Salaries, wages and benefits	209	220
Income taxes	22	20
Taxes other than income	19	23
Other	241	202
	$1,578	$1,319

Debt	November 30, 2006	August 31, 2006

Capital lease obligations payable in monthly installments through June 2021, weighted-average imputed interest rate of 6.6%	$295	$264

Notes payable in periodic installments through July 2015, weighted-average interest rate of 1.6% and 1.5%	203	237
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	568	571
Less current portion	(159)	(166)
	$409	$405

As of November 30, 2006, notes payable above included $189 million, denominated in Japanese yen, at a weighted-average interest rate of 1.4%.

The Company’s TECH subsidiary has a credit facility that enables it to borrow up to $400 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5% subject to customary covenants.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of November 30, 2006, TECH had not borrowed any amounts against the credit facility.

The Company’s $70 million 5.625% convertible notes (“Notes”) assumed in the acquisition of Lexar Media, Inc. are convertible into the Company’s common stock any time at the option of the holders of the Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Notes are redeemable for cash at the Company’s option beginning on April 1, 2008, at a price equal to the principal amount plus accrued interest.  The Company may only redeem the Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.  Upon redemption, the Company will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company is cooperating fully and actively with the DOJ in its investigation.  The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.  Subsequent to the commencement of the DOJ investigation, at least eighty-four (seven of which have been dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  The complaints seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  The direct purchaser cases were consolidated in the U.S. District Court for the Northern District of California and the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers.  On January 9, 2007, the Company entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”).  Under terms of the Direct Purchaser Settlement, the Company will pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit.  The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California.  The Direct Purchaser Settlement does not resolve the indirect purchaser suits.

The Direct Purchaser Settlement is reflected in the Company’s results for the first quarter of 2007 because it provided additional information with regard to the litigation contingency existing at the end of the quarter.  As a result of the Direct Purchaser Settlement, the Company recorded a $50 million charge to revenue and $31 million net charge to selling, general and administrative expenses for the first quarter of 2007.  The aggregate net charge including the impact on the Company’s compensation programs was a $77 million reduction in net income.  The Company recorded the costs of the Direct Purchaser Settlement attributable to current customers as a charge to revenue in accordance with generally accepted accounting principles.

Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico.  The Direct Purchaser Settlement does not resolve these suits.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act,

Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The Direct Purchaser Settlement does not resolve these suits.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  The Company believes that it is not a target of the investigation and is cooperating with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, fifty-one cases have filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

Equity Plans

As of November 30, 2006, the Company had an aggregate of 159.1 million shares of its common stock reserved for issuance under its various equity plans, of which 125.3 million shares were subject to outstanding stock awards and 33.8 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:   The Company granted 1.0 million and 0.5 million shares of stock options during the first quarter of 2007 and 2006, respectively.  The weighted-average grant-date fair value per share was $5.94 and $5.66 for options granted during the first quarter of 2007 and 2006, respectively.

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

	Quarter Ended
	November 30, 2006	December 1, 2005

Average expected life in years	4.25	4.25
Expected volatility	42%	48%
Weighted-average volatility	42%	48%
Risk-free interest rate	4.7%	3.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock:   During the first quarter of 2007, the Company granted 1.0 million shares of service-based restricted awards and 0.9 million shares of performance-based restricted awards.  During the first quarter of 2006, the Company granted 0.8 million shares of service-based restricted awards and 0.6 million shares of performance-based restricted awards.  The weighted-average grant-date fair value per share was $17.58 and $12.21 for restricted stock awards granted during the first quarter of 2007 and 2006, respectively.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s stock plans in the first quarter of 2007 and 2006 were $10 million and $4 million, respectively, and included the following:

	Quarter Ended
	November 30, 2006	December 1, 2005

Stock-based compensation expense by caption:
Cost of goods sold	$2	$1
Selling, general and administrative	5	2
Research and development	3	1
	$10	$4

Stock-based compensation expense by type of award:
Stock options	$6	$2
Restricted stock	4	2
	$10	$4

Stock-based compensation expense of $2 million was capitalized and remained in inventory at the end of the first quarter of 2007.  As of November 30, 2006, $106 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted-average period of 1.5 years.

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the first quarter of 2007 includes a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation. Other operating expense in the first quarter of 2007 includes net losses of $8 million from changes in currency exchange rates. Other operating income for the first quarter of 2006 includes net gains of $12 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by a reduction in the valuation allowance.  As of November 30, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.5 billion and unused U.S. tax credit carryforwards of $169 million.  The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $167 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 105.2 million and 102.5 million for the first quarter of 2007 and 2006, respectively.

	Quarter Ended
	November 30, 2006	December 1, 2005

Net income available to common shareholders – Basic	$115	$63
Net effect of assumed conversion of debt	—	3
Net income available to common shareholders – Diluted	$115	$66

Weighted-average common shares outstanding – Basic	767.0	650.1
Net effect of dilutive stock options and assumed conversion of debt	12.6	57.0
Weighted-average common shares outstanding – Diluted	779.6	707.1

Earnings per share:
Basic	$0.15	$0.10
Diluted	0.15	0.09

Comprehensive Income

Comprehensive income for 2007 and 2006 includes net income and de minimis amounts of unrealized gains and losses on investments.  Comprehensive income for the first quarter of 2007 and 2006 was $117 million and $61 million, respectively.

Lexar Media, Inc. (“Lexar”)

On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of flash memory products, in a stock for stock merger to broaden the Company’s NAND Flash product offering, enhance its retail presence and strengthen its portfolio of intellectual property.  In connection therewith, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million, which was allocated to the assets and liabilities of Lexar based on a preliminary estimate of fair values.  The Company recorded total assets of $1,356 million, including cash and short-term investment of $101 million, receivables of $302 million, intangible assets of $183 million and goodwill of $486 million; and total liabilities of $470 million.  The Company’s results of operations subsequent to the acquisition date include Lexar, as part of the Company’s Memory segment.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006.  The pro forma information does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

Quarter ended	December 1, 2005

Net sales	$1,599
Net income	34

Earnings per share – diluted	$0.05

Joint Ventures

IM Flash Technologies, LLC (“IMFT”):  IMFT, which began operations on January 6, 2006, is a joint venture between the Company and Intel Corporation that was formed to manufacture NAND Flash memory products for the exclusive benefit of its partners.  As of November 30, 2006, the Company owned 51% and Intel owned 49% of IMFT.  The parties share the output of IMFT generally in proportion to their ownership in IMFT.

The Company has determined that IMFT is a variable interest entity as defined in FIN 46(R), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary.  Accordingly, IMFT’s financial results are included in the accompanying consolidated financial statements of the Company.  The Creditors of IMFT have recourse only to the assets of IMFT and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company.  As of November 30, 2006, the Company owned an approximate 43% interest in TECH.  The shareholders’ agreement for the TECH joint venture expires in 2011.

Effective March 3, 2006, the Company entered into an agreement with EDB whereby EDB granted the Company an option to purchase from EDB, and the Company granted EDB an option to sell to the Company, EDB’s shares of TECH common stock (approximately 30% as of November 30, 2006) (collectively, the “TECH Options”).  The Company’s option to purchase EDB’s shares in TECH is exercisable at any time prior to October 1, 2009.  EDB’s option to put its shares in TECH to the Company is exercisable from March 3, 2008, until October 1, 2010.  The Company has determined that TECH is a variable interest entity, and as a result of the put option agreement noted above, the Company concluded it is the primary beneficiary of TECH as defined by FIN 46(R) and therefore began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of 2006.  The Creditors of TECH have recourse only to the assets of TECH and do not have recourse to any other assets of the Company.

The option granted by the Company to EDB to sell to the Company EDB’s shares in TECH is being accounted for as if the shares are mandatorily redeemable by the Company.  The initial carrying value of the noncontrolling interest in TECH attributable to EDB of $287 million is being amortized to its estimated redemption value (approximately $270 million as of November 30, 2006) through March 3, 2008, the date EDB’s option becomes exercisable.  The amortization is recognized as other non-operating income in the accompanying consolidated statement of operations and amounted to $4 million for the first quarter of 2007.

TECH’s semiconductor manufacturing uses the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  Through the first quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $140 million for the first quarter of 2006.

MP Mask Technology Center, LLC (“MP Mask”):  In the third quarter of 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next- generation semiconductors.  The Company contributed its then existing reticle manufacturing operation to the venture.  In exchange for a 49.99% interest in MP Mask, Photronics paid $48 million cash and $15 million in notes due over two years to the Company.  In connection with the joint venture, the Company received $72 million in exchange for entering into a license agreement with Photronics, which will be recognized over the term of the 10-year agreement.  The Company and Photronics also entered into supply arrangements wherein the Company is expected to purchase a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.

Subsequent Events

On December 11, 2006, the Company acquired CMOS image sensor assets from Avago Technologies Limited (“Avago”) for approximately $53 million, plus additional contingent payments up to $17 million if certain milestones are met.  Mercedes Johnson, a member of the Company’s board of directors, is the Senior Vice President, Finance and Chief Financial Officer, of Avago.  Ms. Johnson recused herself from all deliberations of the Company’s board of directors concerning this transaction.

Subsequent to the end of the first quarter of 2007, the Company received approximately $300 million in proceeds from equipment financing arrangements that are payable in periodic installments over the next five years.

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

	Quarter ended
	November 30,	December 1,
	2006	2005

Net sales:
Memory	$1,286	$1,208
Imaging	244	154
Total consolidated net sales	$1,530	$1,362

Operating income:
Memory	$60	$21
Imaging	50	41
Total consolidated operating income	$110	$62

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth for CMOS image sensor and NAND Flash markets and allocations of wafer starts to NAND Flash products; in “Net Sales” regarding NAND Flash production in future periods and expected revenue from sales of NAND Flash and Imaging products; in “Selling, General and Administrative” regarding SG&A expenses for the second quarter of 2007; in “Research and Development” regarding R&D costs in future periods; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; and in “Liquidity and Capital Resources” regarding capital spending in 2007 and  future capital contributions to IMFT, IMFS and TECH.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

Overview

The Company is a global manufacturer of semiconductor devices, principally semiconductor memory products (including DRAM and NAND Flash) and CMOS image sensors.  The Company operates in two segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still cameras, MP3 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified semiconductor product portfolio, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s highest volume products, DDR and DDR2 DRAM.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide products that are differentiated from competitors’ products based on performance characteristics.  In 2006, approximately half of the Company’s revenue came from sales of specialty memory products, NAND Flash memory products and CMOS image sensors.  The Company expects that the markets for these products will grow in the near term more rapidly than the overall semiconductor market.  The Company believes the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to achieve the highest rate of return.

The Company is taking steps to establish a significant presence in the NAND Flash market.  In January 2006, the Company partnered with Intel to form a NAND Flash manufacturing joint venture, IM Flash Technologies, LLC.  IMFT’s operations include two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2007.  The Company also expects its sales of NAND Flash to increase in 2007, as result of its acquisition in June 2006 of Lexar Media, Inc., a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.

The Company’s Imaging segment experienced strong growth in recent periods as net sales for the first quarter of 2007 increased 9% from the fourth quarter of 2006 and 2006 net sales increased 147% from 2005.  Imaging net sales represented 16% of the Company’s net sales in the first quarter of 2007.

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

In order to maximize returns from investments in research and development (“R&D”), the Company develops process technology that effectively reduces production costs and leverages the Company’s capital expenditures.  To leverage its R&D investments, the Company has formed strategic joint ventures under which the costs of developing NAND Flash memory product and process technologies are shared with its joint venture partner.  In addition, from time to time, the Company has also sold and/or licensed technology to third parties.  To be successfully incorporated in customers’ end products, the Company must offer qualified semiconductor solutions at a time when customers are developing their design specifications for their end products.  This is especially true for specialty memory products and CMOS image sensors, which are required to demonstrate advanced functionality and performance well ahead of a planned ramp of production to commercial volumes.  In addition, DRAM and NAND Flash products necessarily incorporate highly advanced design and process technologies.  The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies.

Results of Operations
	First Quarter				Fourth Quarter
	2007	% of net sales	2006	% of net sales	2006	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,286	84%	$1,208	89%	$1,149	84%
Imaging	244	16%	154	11%	224	16%
	$1,530	100%	$1,362	100%	$1,373	100%
Gross margin:
Memory	$340	26%	$238	20%	$230	20%
Imaging	102	42%	73	47%	94	42%
	$442	29%	$311	23%	$324	24%

Selling, general and administrative	$180	12%	$95	7%	$144	10%
Research and development	183	12%	166	12%	163	12%
Other operating (income) expense, net	(31)	(2)%	(12)	(1)%	(36)	(3)%
Net income	115	8%	63	5%	64	5%

On January 9, 2007, the Company reached a settlement agreement with a class of direct purchasers of certain DRAM products (“Direct Purchaser Settlement”).  The Direct Purchaser Settlement resolves cases filed in various federal district courts asserting claims on behalf of a class of individuals and entities that purchased DRAM directly from Micron during the period from April 1, 1999, through June 30, 2002.  The litigation arose following a 2002 U.S. Department of Justice inquiry into the DRAM industry.

The Direct Purchaser Settlement is reflected in the Company’s results for the first quarter of 2007 because it provided additional information with regard to the litigation contingency existing at the end of the quarter.  As a result of the Direct Purchaser Settlement, the Company recorded a $50 million charge to revenue and $31 million net charge to selling, general and administrative expenses for the first quarter of 2007.  The aggregate net charge including the impact on the Company’s compensation programs was a $77 million reduction in net income.  The Company recorded the costs of the Direct Purchaser Settlement attributable to current customers as a charge to revenue in accordance with generally accepted accounting principles.

The following discussion takes into account the impact of the Direct Purchaser Settlement on the Company’s results for the first quarter of 2007.

Net Sales

Total net sales for the first quarter of 2007 increased 11% as compared to the fourth quarter of 2006 primarily reflecting a 12% increase in Memory sales and a 9% increase in Imaging sales.  The increase in Memory sales for the first quarter of 2007 primarily reflects a higher sales volume of NAND Flash memory.  Imaging sales increased in the first quarter of 2007 as compared to the fourth quarter of 2006, primarily due to increases in sales volume facilitated by a greater allocation of manufacturing capacity to Imaging devices.  Total net sales for the first quarter of 2007 increased 12% as compared to the first quarter of 2006 due to a 58% increase in Imaging sales and 6% increase in Memory sales.

Memory:  Memory sales for the first quarter of 2007 increased 12% from the fourth quarter of 2006 primarily due to a 102% increase in sales of NAND Flash memory products.  The 102% increase in sales of NAND Flash products was primarily due to the Company’s acquisition of Lexar Media, Inc., which occurred in the fourth quarter of 2006, and a significant increase in megabits manufactured by IMFT, the Company’s consolidated joint venture with Intel.  The Company’s sales of NAND Flash products in the first quarter of 2007 also benefited from an increase in sales of NAND Flash products in packaged form.  Megabit production of NAND Flash increased significantly for the first quarter of 2007 as compared to the fourth quarter of 2006, primarily due to IMFT’s ramp of its wafer fabrication facility in Virginia.  Sales of NAND Flash include sales from IMFT to Intel at long-term negotiated prices approximating cost.  Sales of NAND Flash products represented 16% of the Company’s total net sales for the first quarter of 2007 as compared to 9% for the fourth quarter of 2006 and 6% for the first quarter of 2006.  The Company expects that sales of NAND Flash products will continue to increase in future periods as IMFT ramps additional production capacity.

Sales of DRAM products for the first quarter of 2007 were relatively unchanged from the fourth quarter of 2006 as a 9% increase in average selling prices (which includes the effect of the $50 million charge to revenue as a result of the Direct Purchaser Settlement) was offset by a 9% decrease in megabits sold.  Megabit sales of DRAM decreased due in part to the Company allocation of a larger portion of its manufacturing resources to Imaging products.  Sales of DDR and DDR2 DRAM products were 44% of the Company’s total net sales in the first quarter of 2007 as compared to 49% for the fourth quarter of 2006 and 52% for the first quarter of 2006, reflecting the Company’s progress in diversifying away from the PC market.

Memory sales for the first quarter of 2007 increased 6% as compared to the first quarter of 2006 primarily due to a 224% increase in sales of NAND Flash products partially offset by an 11% decrease in sales of DRAM products.  The 224% increase in sales of NAND Flash products was primarily due to the Company’s acquisition of Lexar and a significant increase in megabits manufactured by IMFT, partially offset by significant decreases in average selling prices.  Megabit production of NAND Flash increased significantly for the first quarter of 2007 as compared to the first quarter of 2006, primarily due to the continued ramp of the Company’s wafer fabrication facility in Virginia.  The decrease in sales of DRAM products for the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to a 21% decrease in megabits sold mitigated by a 12% increase in average selling prices (which includes the effects of the $50 million charge to revenue as a result of the Direct Purchaser Settlement).  Megabit production of DRAM decreased 13% for the first quarter of 2007 as compared to the first quarter of 2006, primarily due to a reduction in wafer starts as the Company allocated a larger portion of its manufacturing resources to Imaging and NAND Flash products.

Imaging:  Imaging sales for the first quarter of 2007 increased by 9% from the fourth quarter of 2006 primarily due to a 9% increase in unit sales as average selling prices were approximately the same.  The Company maintained its average selling prices through a shift in the mix of imaging products to those with one megapixel and higher resolutions.  Production increased due to the Company’s allocation of more wafers to the manufacture of Imaging products as well as improvements in manufacturing efficiency.  Imaging sales were 16% of the Company’s total net sales in the first quarter of 2007 as compared to 16% for the fourth quarter of 2006 and 11% for the first quarter of 2006.  Imaging sales for the first quarter of 2007 increased by 58% as compared to the first quarter of 2006 primarily due to increases in unit sales.  Imaging sales over the next few quarters are expected to stabilize at approximately their current levels.

Gross Margin

The Company’s overall gross margin for the first quarter of 2007 increased significantly as compared to the fourth quarter of 2006 and the first quarter of 2006 primarily due to increases in the gross margin for Memory.

Memory:  The Company’s gross margin for Memory for the first quarter of 2007 increased to 26% from 20% for the fourth quarter of 2006 primarily due to improving margins for DRAM and NAND Flash products.  The gross margin for DRAM products in the first quarter of 2007 improved significantly from the fourth quarter of 2006 primarily as a result of the 9% increase in average selling price per megabit and lower costs.  The Company achieved cost reductions for DRAM products in the first quarter of 2007 through improved product yields and an increase in production utilizing the Company’s 95nm and 78nm process technologies.

The Company’s gross margin for Memory for the first quarter of 2007 improved to 26% as compared to 20% for the first quarter of 2006.  This increase in gross margin was primarily due to improved margins on DRAM products partially offset by declines in the margins for NAND Flash products.  The gross margin for DRAM products in the first quarter of 2007 improved significantly from the first quarter of 2006, primarily due to the 12% increase in average selling prices and reductions in production costs.  The Company reduced DRAM product costs through manufacturing efficiencies achieved from improved product yields and increases in production utilizing the Company’s 95nm and 78nm process technologies.  The Company’s gross margin on NAND Flash products for the first quarter of 2007 declined from the first quarter of 2006 primarily due to a 49% decrease in average selling prices.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 25% of the total megabits of memory produced by the Company in recent periods.  TECH primarily produced DDR and DDR2 products in 2007 and 2006.  As of the beginning of the third quarter of 2006, TECH’s results are included in the Company’s consolidated results.  Through the second quarter of 2006, the Company’s results reflected memory products purchased from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter.  In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations.  Subsequent to the second quarter of 2006, the Company’s purchases from TECH are eliminated in consolidation and, as a result, TECH’s actual manufacturing costs are included in the Company’s consolidated results of operations.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products since the third quarter of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin for Imaging for the first quarter of 2007 was the same as for the fourth quarter of 2006.  The Company mitigated the effect of declining average selling prices for most of its high-volume Imaging products through a shift in mix of products to those with one megapixel and higher resolutions, which offered higher margins.  The Company’s gross margin for Imaging declined to 42% for the first quarter of 2007 from 47% for the first quarter of 2006 primarily due to reductions in average selling prices that were partially mitigated by cost reductions and shifts in product mix to higher resolution products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2007 increased 25% from the fourth quarter of 2006 and 89% from the first quarter of 2006 primarily due to the $31 million net charge to SG&A as a result of the Direct Purchaser Settlement and higher compensation costs.  Compensation costs in the first quarter of 2007 increased from the first quarter of 2006 primarily due to increased headcount resulting in part from the acquisition of Lexar, the formation of IMFT in the second quarter of 2006 and the consolidation of TECH in the third quarter of 2006, as well as higher levels of variable pay and stock-based compensation.  The Company expects SG&A expenses to approximate $140 million to $150 million for the second quarter of 2007.  For the Company’s Memory segment, SG&A expenses as a percentage of Memory sales were 12% in the first quarter of 2007, 10% in the fourth quarter of 2006 and 7% in the first quarter of 2006.  For the Imaging segment, SG&A expenses as a percentage of Imaging sales were 11% in the first quarter of 2007, 13% in the fourth quarter of 2006 and 10% in the first quarter of 2006.

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

R&D expenses for the first quarter of 2007 increased 12% from the fourth quarter of 2006, principally due to increases in development wafers processed, higher compensation costs and increases in equipment depreciation.  The Company and Intel share equally R&D process and design costs for NAND Flash.  Under this NAND Flash R&D cost-sharing arrangement, the Company charged Intel $48 million in the first quarter of 2007 and $31 million in the fourth quarter of 2006.   R&D expenses for the first quarter of 2007 increased 10% from the first quarter of 2006 principally due to increases in development wafers processed, higher compensation costs and increases in equipment depreciation partially mitigated by reimbursements received from Intel under the NAND Flash R&D cost-sharing arrangement.  The Company expects that its R&D costs will increase to as much as $250 million for the second quarter of 2007 as costs associated with preproduction wafer processing at the Company’s Utah fabrication facility will be reflected as R&D expense.  Subsequent to qualification of the Utah facility, R&D expense is expected to decrease to approximately $200 million per quarter.  For the Memory segment, R&D expenses as a percentage of Memory sales were 12% in the first quarter of 2007, the fourth quarter of 2006 and the first quarter of 2006.  For the Imaging segment, R&D expenses as a percentage of Imaging sales were 13% in the first quarter of 2007, 10% in the fourth quarter of 2006 and 12% in the first quarter of 2006.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next-generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on specialty memory products (including PSRAM, mobile SDRAM and reduced latency DRAM) and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR, DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology), CMOS image sensors and specialty memory products.

Other Operating (Income) Expense, Net

Other operating income for the first quarter of 2007 includes a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation.  Other operating expense in the first quarter of 2007 includes net losses of $8 million from changes in currency exchange rates.  Other operating income for the fourth quarter of 2006 includes $16 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in the IMFT Utah facility. Other operating income for the first quarter of 2006 includes net gains of $12 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by reductions in the valuation allowance.  As of November 30, 2006, the Company had aggregate U.S. tax net operating loss carryforwards of $1.5 billion and unused U.S. tax credit carryforwards of $169 million.  The Company also has unused state tax net operating loss carryforwards of $1.3 billion and unused state tax credits of $167 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Stock-Based Compensation

Total compensation cost for the Company’s equity plans was $10 million, $8 million and $4 million for the first quarter of 2007, fourth quarter of 2006 and first quarter of 2006, respectively.  As of November 30, 2006, $2 million of stock compensation costs were capitalized and remained in inventory.  As of November 30, 2006, there was $106 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized over a weighted-average period of 1.5 years.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption in 2006 of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Because the Company’s stock-based compensation costs were reduced by the effect of the acceleration of vesting in 2005, stock-based compensation costs will continue to grow in future periods if the Company continues to grant amounts of new stock-based compensation awards similar to recent periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of November 30, 2006, the Company had cash and equivalents and short-term investments totaling $2.6 billion compared to $3.1 billion as of August 31, 2006.  The balance as of November 30, 2006, included an aggregate of $589 million held at, and anticipated to be used in the near term by, IMFT and TECH.

Operating Activities:  For the first quarter of 2007, the Company generated $429 million of cash from operating activities, which principally reflects the Company’s $115 million of net income adjusted by $380 million for non-cash depreciation and amortization expense.  Cash provided by operations was net of the effects of an increase of $151 million in inventories primarily due to an increase in production and higher levels of inventories required to support a more diversified product portfolio.  The Company expects to make payments of $91 million in the second quarter of 2007 in connection with the Direct Purchaser Settlement.

Investing Activities:  For the first quarter of 2007, net cash used by investing activities was $768 million, which included cash expenditures for property, plant and equipment of $1.1 billion partially offset by the net effect of purchases, sales and maturities of investment securities of $321 million.  A significant portion of the capital expenditures relate to the ramp of IMFT and 300mm conversion at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company projects 2007 capital spending to approximate $4 billion, of which approximately $1.5 billion is expected to be funded by capital contributions from joint venture partners.  As of November 30, 2006, the Company had commitments of approximately $1.4 billion for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

On December 11, 2006, the Company acquired CMOS image sensor assets from Avago Technologies Limited for approximately $53 million in cash, plus additional contingent payments up to $17 million if certain milestones are met.

Financing Activities:  For the first quarter of 2007, net cash provided by financing activities was $211 million, which includes $388 in capital contributions received from a joint venture partner.  The Company also made an aggregate of $217 million in scheduled debt payments and payments on equipment purchase contracts in the first quarter of 2007.

The Company’s TECH joint venture has a credit facility that enables it to borrow up to $400 million in future periods to fund its capital expenditures.

Subsequent to the end of its first quarter of 2007, the Company received approximately $300 million in proceeds from equipment financing arrangements that are payable in periodic installments over 5 years.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of November 30, 2006, IMFT had $485 million of cash and marketable investment securities.  IMFT’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  Subject to certain conditions, the Company is required to make additional contributions to IMFT of approximately $800 million over the next two years and expects to make additional investments as appropriate to support the growth of IMFT’s operations.

On November 6, 2006, the Company announced plans to form a new joint venture with Intel to construct a facility in Singapore for the manufacture of NAND Flash memory.  The Company expects to contribute approximately $1.5 billion in cash to the new joint venture over the next three years, with similar contributions to be made by Intel.

As of November 30, 2006, TECH had $104 million of cash and marketable investment securities.  TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  The Company has an option to purchase the equity interest of another TECH shareholder, EDB, which is exercisable at any time until October 1, 2009.  EDB also has an option to put its shares in TECH to the Company, which is exercisable from March 3, 2008 until October 1, 2010.  Exercise of either option would require the Company to pay approximately $270 million to EDB.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Contractual Obligations:  As of November 30, 2006, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2007	2008	2009	2010	2011	2012 and thereafter

Notes payable (including interest)	$291	$48	$68	$51	$120	$4	$—
Capital lease obligations	351	75	86	81	16	15	78
Operating leases	109	27	31	17	8	4	22

Capital lease obligation shown above does not include approximately $300 million in equipment financing that was obtained subsequent to the end of the first quarter of 2007.

Recently Issued Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt SFAS No. 157 effective at the beginning of 2009.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company is required to adopt FIN 48 effective at the beginning of 2008.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of November 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company adopted SFAS No. 154 at the beginning of 2007.  The adoption of SFAS No. 154 did not impact the Company’s results of operations and financial condition.

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

Goodwill and intangible assets:  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit.  Determining whether impairment has occurred requires valuation of the respective reporting unit.  If the analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset.  The Company tests other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. The Company tests intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows.  Estimating fair values involves significant assumptions, especially regarding future sales prices, sales volumes, costs and discount rates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of November 30, 2006, $478 millionof the Company’s $568 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $606 million as of November 30, 2006.  The difference between the estimated fair value of the Company’s debt and its recorded value is primarily attributable to the Company’s convertible debt.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $368 million as of November 30, 2006, and U.S. $425 million as of  August 31, 2006 (including cash and equivalents denominated in yen valued at U.S. $173 million as of November 30, 2006, and U.S. $222 million as of August 31, 2006; cash and equivalents denominated in Singapore dollars valued at U.S. $12 million as of November 30, 2006 and $42 million as of August 31, 2006; and deferred income tax assets denominated in yen valued at U.S. $67 million as of November 30, 2006, and U.S. $64 million as of August 31, 2006).  The Company also held aggregate foreign currency liabilities valued at U.S. $707 million as of November 30, 2006, and U.S. $615 million as of August 31, 2006 (including debt denominated in yen valued at U.S. $198 million as of November 30, 2006, and U.S. $228 million as of August 31, 2006).  Foreign currency receivables and payables as of November 30, 2006, were comprised primarily of yen, euros, Singapore dollars and British pounds.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of November 30, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the euro, $1 million for the yen and $1 million for the Singapore dollar.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers.  On January 9, 2007, Micron entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”).  Under terms of the Direct Purchaser Settlement, Micron will pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit.  The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California.

Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  The Direct Purchaser Settlement does not resolve these suits.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  The Direct Purchaser Settlement does not resolve these suits.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The Direct Purchaser Settlement does not resolve these suits.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  The Company believes that it is not a target of the investigation and is cooperating with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, fifty-one cases have filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

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

Our plans to significantly increase our NAND Flash memory production and sales have numerous risks.

We plan to significantly increase our NAND Flash production and sales in future periods.  As part of this plan we have formed a manufacturing joint venture with Intel and made substantial investments in capital expenditures for equipment and new facilities as well as research and development.  Our plans also require significant future investments in capital expenditures and research and development.  These investments involve numerous risks.  In addition we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company’s other products.  We are party to a contract with Apple Inc.

to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

Our NAND Flash strategy involves numerous risks, and may include the following:

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

Our Imaging business has grown rapidly in the recent periods.  Sales of Imaging products increased substantially and represented 16% of our net sales in the first quarter of 2007.  Our Imaging products have higher gross margins than the recent overall gross margins from our Memory products.  There can be no assurance that we will be able to maintain our market share or gross margins.  The continued success of our Imaging products will depend on a number of factors, including:

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

If we are unable to successfully combine and integrate the Lexar operations, we may not be able to realize many of the anticipated benefits of the merger, which could harm our results of operations.  In order to realize the benefits of the merger, we will need to timely integrate the technology, operations, and personnel of Lexar.  Integrating the two companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Lexar.  The challenges involved in this integration include:  combining product and service offerings, optimizing inventory management over a broader distribution chain, and preserving customer, supplier and other important relationships of both Micron and Lexar.  If we are not able to successfully integrate our operations with those of Lexar, our results of operations could be materially adversely affected.

Our internal control over financial reporting could be adversely affected by material weaknesses in Lexar’s internal controls.

In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005, and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls.  These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements.  As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its control over financial reporting was not effective as of the end of the periods covered by the reports.  While prior to the close of the merger Lexar continued to take steps to remediate these material weaknesses, there can be no assurance that we will be able to completely remediate these material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective.  We began consolidating the financial results of Lexar on June 22, 2006.  However, due to the timing of the acquisition, the internal control over financial reporting relating to Lexar was exempt from testing and evaluation for 2006.  To the extent we do not remediate the material weaknesses, the effectiveness of our internal control over financial reporting may be adversely affected.

Our net operating loss carryforwards may be limited as a result of the Lexar merger.

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

NAND Flash sales are made through resellers which traditionally have been provided price protection.  In an environment of slower demand and abundant supply of products, price declines and channel promotions expenses are more likely to occur.  Further, in this environment, high channel inventory may result in substantial price protection charges.  These price protection charges have the effect of reducing gross sales and gross margin.  We expect to continue to incur price protection charges for the foreseeable future due to competitive pricing pressures and, as a result, our revenues and gross margins could be adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of November 30, 2006, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $2 million for the euro, $1 million for the yen and $1 million for the Singapore dollar.  In the event that the U.S. dollar weakens significantly compared to the euro, yen or Singapore dollars, our results of operations or financial condition will be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including:  on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-

infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including:  on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”).  On June 2, 2005, Ohmi filed suit against us in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent.  We are also engaged in litigation with Mosaid Technologies, Inc. (“Mosaid”).  On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 26, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002.  All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.  The complaints allege price-fixing in violation of federal antitrust laws and seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct.  On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers.  On January 9, 2007, we entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”).  Under terms of the Direct Purchaser Settlement, we will pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit.  The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California.

Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.

The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-two cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from 1999 through the filing date of the various complaints.  The complaints allege violations of various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  The Direct Purchaser Settlement does not resolve these suits.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  The Direct Purchaser Settlement does not resolve these suits.

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint, filed September 8, 2006, alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.   The Direct Purchaser Settlement does not resolve these suits.

On October 11, 2006, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  We believe that we are not a target of the investigation and we are cooperating with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against us and other SRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, forty-three cases have filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “PART I. FINANCIAL

INFORMATION – Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

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

Sales to customers outside the United States approximated 70% of our consolidated net sales for the first quarter of 2007.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock awards, an aggregate of 109,072 shares of its common stock as follow:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 1 – October 5	71,261	$17.40	N/A	N/A
November 3 – November 30	37,811	$14.57	N/A	N/A
Total	109,072	$16.42

Item 4.  Submission of Matters to a Vote of Shareholders

The registrant’s 2006 Annual Meeting of Shareholders was held on December 5, 2006.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)   The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

	Votes	Votes Cast
Name of Nominee	Cast For	Against/Withheld
Steven R. Appleton	632,178,964	51,940,192
Teruaki Aoki	564,231,098	119,888,058
James W. Bagley	626,201,663	57,917,493
Mercedes Johnson	616,487,701	67,631,455
Lawrence N. Mondry	564,216,981	119,902,175
Gordon C. Smith	632,234,359	51,884,797
Robert E. Switz	638,794,633	45,324,523

(b)   The proposal by the Company to approve an amendment to the Company’s 2004 Equity Incentive Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 30,000,000 was approved with 408,220,320 votes in favor, 174,530,141 votes against, 8,105,481 abstentions and 93,263,214 broker non-votes.

(c)   The ratification of the appointment of PricewaterhouseCoopers LLP as the independent Registered Public Accounting Firm of the Company for the fiscal year ending August 30, 2007, was approved with 662,238,694 votes in favor, 14,619,752 votes against and 7,260,710 abstentions.

(d)   The proposal by a shareholder relating to certain of the Company’s policies on discrimination was approved with 299,901,550 votes in favor, 240,749,801 votes against, 50,204,591 abstentions and 93,263,214 broker non-votes.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant, Restated (1)
3.7	Bylaws of the Registrant, As Amended (2)
10.65*	Settlement and Release Agreement dated September 15, 2006, by and among Toshiba Corporation, Micron Technology, Inc. and Acclaim Innovations, LLC
10.66*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*                 Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the
Commission.

(1)   Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)   Incorporated by reference to Current Report on Form 8-K dated December 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: January 16, 2007	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and
Chief Financial Officer (Principal Financial and
Accounting Officer)