Form 10-Q
period 2007-03-01
MICRON TECHNOLOGY INC
filed 2007-04-10
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2007

OR

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock as of April 5, was 756,358,462.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	March 1, 2007	March 2, 2006	March 1, 2007	March 2, 2006

Net sales	$1,427	$1,225	$2,957	$2,587
Cost of goods sold	1,070	989	2,158	2,040
Gross margin	357	236	799	547

Selling, general and administrative	153	108	333	203
Research and development	243	159	426	325
Other operating (income), net	(5)	(219)	(36)	(231)
Operating income (loss)	(34)	188	76	250

Interest income	35	20	76	31
Interest expense	(4)	(7)	(5)	(18)
Other non-operating income (expense), net	5	(1)	8	--
Income before taxes and noncontrolling interests	2	200	155	263

Income tax (provision)	(6)	(7)	(15)	(7)
Noncontrolling interests in net income	(48)	--	(77)	--
Net income (loss)	$(52)	$193	$63	$256

Earnings (loss) per share:
Basic	$(0.07)	$0.29	$0.08	$0.39
Diluted	(0.07)	0.27	0.08	0.37

Number of shares used in per share calculations:
Basic	768.7	661.5	767.9	655.8
Diluted	768.7	714.6	776.3	710.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in millions except par value and share amounts)
(Unaudited)

As of	March 1, 2007	August 31, 2006

Assets
Cash and equivalents	$1,566	$1,431
Short-term investments	627	1,648
Receivables	943	956
Inventories	1,293	963
Prepaid expenses	74	77
Deferred income taxes	25	26
Total current assets	4,528	5,101
Intangible assets, net	416	388
Property, plant and equipment, net	7,593	5,888
Deferred income taxes	59	49
Goodwill	522	502
Other assets	258	293
Total assets	$13,376	$12,221

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,376	$1,319
Deferred income	70	53
Equipment purchase contracts	148	123
Current portion of long-term debt	183	166
Total current liabilities	1,777	1,661
Long-term debt	639	405
Deferred income taxes	26	28
Other liabilities	402	445
Total liabilities	2,844	2,539

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,283	1,568

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 755.8 million and 749.4 million shares	76	75
Additional capital	6,628	6,555
Retained earnings	1,548	1,486
Accumulated other comprehensive (loss)	(3)	(2)
Total shareholders’ equity	8,249	8,114
Total liabilities and shareholders’ equity	$13,376	$12,221

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

Six months ended	March 1, 2007	March 2, 2006

Cash flows from operating activities
Net income	$63	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	595
Stock-based compensation	20	10
Loss (gain) from write-down or disposition of equipment	(10)	9
Gain from sale of product and process technology	(30)	--
Change in operating assets and liabilities:
Decrease in receivables	59	39
(Increase) decrease in inventories	(331)	86
Increase in accounts payable and accrued expenses	62	127
Deferred income taxes	(6)	(12)
Other	89	196
Net cash provided by operating activities	716	1,306

Cash flows from investing activities
Expenditures for property, plant and equipment	(2,180)	(455)
Purchases of available-for-sale securities	(1,003)	(1,274)
Proceeds from maturities of available-for-sale securities	1,723	1,000
Proceeds from sales of available-for-sale securities	307	--
Proceeds from sale of product and process technology	30	--
Proceeds from sales of property, plant and equipment	24	17
Decrease in restricted cash	14	36
Other	(110)	(18)
Net cash used for investing activities	(1,195)	(694)

Cash flows from financing activities
Capital contribution from noncontrolling interest in IMFT	647	500
Proceeds from equipment sale-leaseback transactions	309	--
Proceeds from issuance of common stock	50	47
Payments on equipment purchase contracts	(287)	(77)
Repayments of debt	(104)	(70)
Other	(1)	--
Net cash provided by financing activities	614	400

Net increase in cash and equivalents	135	1,012
Cash and equivalents at beginning of period	1,431	524
Cash and equivalents at end of period	$1,566	$1,536

Supplemental disclosures
Income taxes paid, net	$(25)	$(4)
Interest paid, net of amounts capitalized	(4)	(24)
Noncash investing and financing activities:
Conversion of notes to stock, net of unamortized issuance costs	--	623
Equipment acquisitions on contracts payable and capital leases	667	144

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. The Company’s second quarter of fiscal 2007 and 2006 ended on March 1, 2007, and March 2, 2006, respectively. The Company’s fiscal 2006 ended on August 31, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

Recently issued accounting standards: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on its financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 1, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS No. 154 at the beginning of 2007. The adoption of SFAS No. 154 did not impact the Company’s results of operations and financial condition.

Supplemental Balance Sheet Information

Receivables	March 1, 2007	August 31, 2006

Trade receivables	$724	$811
Taxes other than income	30	18
Other	194	131
Allowance for doubtful accounts	(5)	(4)
	$943	$956

As of March 1, 2007, and August 31, 2006, other receivables include $80 million and $51 million, respectively, due from Intel Corporation primarily for amounts related to NAND Flash product design and process development activities, and $88 million and $51 million, respectively, due from settlement of litigation. Long-term receivables due from settlement of litigation of $145 million and $181 million as of March 1, 2007, and August 31, 2006, respectively, are included in other noncurrent assets in the Company’s consolidated balance sheet.

Inventories	March 1, 2007	August 31, 2006

Finished goods	$451	$273
Work in process	657	530
Raw materials and supplies	237	195
Allowance for obsolescence	(52)	(35)
	$1,293	$963

Goodwill and Intangible Assets

	March 1, 2007		August 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Product and process technology	$522	$(244)	$460	$(219)
Customer relationships	127	(11)	127	(4)
Other	29	(7)	27	(3)
	$678	$(262)	$614	$(226)

During the first six months of 2007 and 2006, the Company capitalized $62 million and $18 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively. During the first six months of 2007, the Company capitalized $2 million of other intangible assets with a useful life of 4 years.

Amortization expense for intangible assets was $19 million and $36 million for the second quarter and first six months of 2007, respectively, and $13 million and $26 million for the second quarter and first six months of 2006, respectively. Annual amortization expense for intangible assets held as of March 1, 2007, is estimated to be $74 million for 2007, $75 million for 2008, $64 million for 2009, $54 million for 2010 and $49 million for 2011.

As of March 1, 2007, the Company had goodwill of $472 million for its Memory segment and $50 million for its Imaging segment. As of August 31, 2006, the Company had goodwill of $490 million for its Memory segment and $12 million for its Imaging segment. (See “Acquisitions” Note.)

Property, Plant and Equipment	March 1, 2007	August 31, 2006

Land	$107	$107
Buildings	3,425	2,763
Equipment	11,235	9,528
Construction in progress	329	484
Software	263	251
	15,359	13,133
Accumulated depreciation	(7,766)	(7,245)
	$7,593	$5,888

Depreciation expense was $407 million and $782 million for the second quarter and first six months of 2007, respectively, and $286 million and $578 million for the second quarter and first six months of 2006, respectively.

Accounts Payable and Accrued Expenses	March 1, 2007	August 31, 2006

Accounts payable	$835	$854
Salaries, wages and benefits	240	220
Taxes other than income	22	23
Income taxes	14	20
Other	265	202
	$1,376	$1,319

Debt	March 1, 2007	August 31, 2006

Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rate of 6.5% and 6.6%	$565	$264
Notes payable in periodic installments through July 2015, weighted-average interest rate of 1.4% and 1.5%	187	237
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	822	571
Less current portion	(183)	(166)
	$639	$405

As of March 1, 2007, notes payable above included $186 million, denominated in Japanese yen, at a weighted-average interest rate of 1.4%.

In the second quarter of 2007, the Company received $309 million in proceeds from sales-leaseback transactions and in connection with these transactions recorded capital lease obligations aggregating $300 million with a weighed-average imputed interest rate of 6.6%, payable in periodic installments through June 2011.

The Company’s TECH subsidiary has a credit facility that enables it to borrow up to $400 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5% subject to customary covenants. Amounts borrowed under the facility would be due in quarterly installments through September 2009. As of March 1, 2007, TECH had not borrowed any amounts against the credit facility.

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

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights. In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses. Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy. The Company also is engaged in patent litigation with Tadahiro Ohmi (“Ohmi”) in the U.S. District Court for the Eastern District of Texas, with Massachusetts Institute of Technology (“MIT”) in the U.S. District Court for the District of Massachusetts and with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas. Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of net sales.

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

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry. The Company is cooperating fully and actively with the DOJ in its investigation. The Company’s cooperation is pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ. Subsequent to the commencement of the DOJ investigation, at least eighty-four (seven of which have been dismissed) purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico by direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. The direct purchaser cases were consolidated in the U.S. District Court for the Northern District of California and the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers. On January 9, 2007, the Company entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”). Under terms of the Direct Purchaser Settlement, the Company agreed to pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit. The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California. The Direct Purchaser Settlement does not resolve the indirect purchaser suits. As a result of the Direct Purchaser Settlement, the Company recorded a $50 million charge to revenue and $31 million net charge to selling, general and administrative expenses for the first quarter of 2007. The Company recorded the costs of the Direct Purchaser Settlement attributable to current customers as a charge to revenue in accordance with generally accepted accounting principles.

Three purported class action lawsuits also have been filed in Canada, alleging violations of the Canadian Competition Act. The substantive allegations in these cases are similar to those asserted in the cases filed in the United States and Puerto Rico. The Direct Purchaser Settlement does not resolve these suits.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers. On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands. The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief. Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York. That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes. The Direct Purchaser Settlement does not resolve these suits.

In February and March 2007, three cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by parties that opted-out of the direct purchaser class action. The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies. The Direct Purchaser Settlement does not resolve these suits.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers. Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005. Additionally, at least seventy-two cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005. The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

In the first calendar quarter of 2007, at least fifteen purported class action lawsuits were filed against the Company and other suppliers of flash memory products. Thirteen of these were filed in the U.S. District Court for the Northern District of California. These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed. The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors. The Company also was named as a nominal defendant. An amended complaint was filed on August 23, 2006. The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

The Company is unable to predict the outcome of these cases. A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name the Company as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. An amended consolidated complaint was filed on October 10, 2006. The Company is unable to predict the outcome of these suits. A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition. (See “Acquisitions - Lexar Media, Inc.” note.)

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

Equity Plans

As of March 1, 2007, the Company had an aggregate of 186.0 million shares of its common stock reserved for issuance under its various equity plans, of which 131.6 million shares were subject to outstanding stock awards and 54.4 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options: The Company granted 6.8 million and 7.8 million shares of stock options during the second quarter and first six months of 2007, respectively. The weighted-average grant-date fair value per share was $4.75 and $4.91 for options granted during the second quarter and first six months of 2007, respectively. The Company granted 9.8 million and 10.3 million shares of stock options during the second quarter and first six months of 2006, respectively. The weighted-average grant-date fair value per share was $5.90 and $5.89 for options granted during the second quarter and first six months of 2006, respectively.

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
	Quarter ended		Six months ended
	March 1, 2007	March 2, 2006	March 1, 2007	March 2, 2006

Average expected life in years	4.25	4.25	4.25	4.25
Expected volatility	38%-40%	47%	38%-42%	47%-48%
Weighted-average volatility	38%	47%	39%	47%
Risk-free interest rate	4.6%	4.4%	4.7%	4.4%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock and Restricted Stock Units: The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans. During the second quarter of 2007 and 2006, the Company granted 1.7 million and 0.7 million shares, respectively, of service-based Restricted Awards. During the first six months of 2007, the Company granted 2.7 million shares of service-based Restricted Awards and 0.9 million shares of performance-based Restricted Awards. During the first six months of 2006, the Company granted 1.5 million shares of service-based Restricted Awards and 0.6 million shares of performance-based Restricted Awards. The weighted-average grant-date fair value per share was $12.38 and $15.13 for Restricted Awards granted during the second quarter and first six months of 2007, respectively. The weighted-average grant-date fair value per share was $14.26 and $12.91 for Restricted Awards granted during the second quarter and first six months of 2006, respectively.

Stock-Based Compensation Expense: Total compensation costs for the Company’s stock plans were as follows:

	Quarter ended		Six months ended
	March 1, 2007	March 2, 2006	March 1, 2007	March 2, 2006

Stock-based compensation expense by caption:
Cost of goods sold	$3	$2	$5	$3
Selling, general and administrative	5	2	10	4
Research and development	2	2	5	3
	$10	$6	$20	$10

Stock-based compensation expense by type of award:
Stock options	$5	$4	$11	$6
Restricted stock	5	2	9	4
	$10	$6	$20	$10

Stock-based compensation expense of $2 million was capitalized and remained in inventory at March 1, 2007. As of March 1, 2007, $139 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the second quarter of 2011, resulting in a weighted-average period of 1.6 years. Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations. (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the first six months of 2007 includes gains on disposals of semiconductor equipment of $10 million. Other operating income for the first quarter of 2007 includes a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation. Other operating income for the second quarter of 2006 includes $230 million of net proceeds from Intel for the sale of the Company’s then existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs. Other operating expense for the second quarter and first six month of 2006 include $9 million from losses net of gains on write-downs and disposals of semiconductor equipment. Other operating income for the first six months of 2006 includes net gains of $8 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax. The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by a reduction in the valuation allowance. As of March 1, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $1.5 billion and unused U.S. tax credit carryforwards of $191 million. The Company also had unused state tax net operating loss carryforwards of $1.4 billion and unused state tax credits of $169 million. Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes. Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations. Antidilutive potential common shares that could dilute basic earnings per share in the future were 165.7 million and 111.3 million for the second quarter and first six months of 2007, respectively, and 97.0 million and 110.7 million for the second quarter and first six months of 2006, respectively.

	Quarter ended		Six months ended
	March 1, 2007	March 2, 2006	March 1, 2007	March 2, 2006

Net income (loss) available to common shareholders - Basic	$(52)	$193	$63	$256
Net effect of assumed conversion of debt	--	3	--	6
Net income (loss) available to common shareholders - Diluted	$(52)	$196	$63	$262

Weighted-average common shares outstanding − Basic	768.7	661.5	767.9	655.8
Net effect of dilutive stock options and assumed conversion of debt	--	53.1	8.4	54.8
Weighted-average common shares outstanding − Diluted	768.7	714.6	776.3	710.6

Earnings (loss) per share:
Basic	$(0.07)	$0.29	$0.08	$0.39
Diluted	(0.07)	0.27	0.08	0.37

Comprehensive Income (Loss)

Comprehensive income (loss) for 2007 and 2006 includes net income (loss) and de minimis amounts of unrealized gains and losses on investments. Comprehensive loss for the second quarter of 2007 was $55 million and comprehensive income for the first six months of 2007 was $62 million. Comprehensive income for the second quarter and first six months of 2006 was $193 million and $256 million, respectively.

Acquisitions

Lexar Media, Inc. (“Lexar”): On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of flash memory products, in a stock for stock merger to broaden the Company’s NAND Flash product offering, enhance its retail presence and strengthen its portfolio of intellectual property. In connection therewith, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million, which was allocated to the assets and liabilities of Lexar based on preliminary estimates of fair values. The Company recorded total assets of $1,348 million, including cash and short-term investments of $101 million, receivables of $311 million, intangible assets of $183 million and goodwill of $467 million; and total liabilities of $462 million. The recorded amounts include adjustments in 2007 to the initial allocation of purchase price to reflect additional information about the fair value of assets and liabilities acquired. The adjustments in 2007 include an $11 million increase in receivables and other assets, an $8 million decrease in liabilities and a $19 million decrease in goodwill. The Company’s results of operations subsequent to the acquisition date include Lexar, as part of the Company’s Memory segment.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Quarter ended March 2, 2006	Six months ended March 2, 2006

Net sales	$1,347	$2,946
Net income	151	185

Earnings per share - diluted	$0.20	$0.25

Avago Technologies Limited Image Sensor Business: On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”) for approximately $53 million in cash, plus additional contingent payments of up to $17 million if certain milestones are met. The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values. As of March 1, 2007, the Company recorded total assets of $56 million, including intangible assets of $17 million and goodwill of $38 million; and total liabilities of $1 million. The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago, as part of the Company’s Imaging segment. Mercedes Johnson, a member of the Company’s Board of Directors, is the Senior Vice President, Finance and Chief Financial Officer, of Avago. Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel Corporation (“IM Flash”): The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners: IM Flash Technologies, LLC and IM Flash Singapore LLP. As of March 1, 2007, the Company owned 51% and Intel owned 49% of IM Flash. The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

The Company has determined that both of the IM Flash joint ventures are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of both. Accordingly, IM Flash financial results are included in the accompanying consolidated financial statements of the Company. The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”): Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company. As of March 1, 2007, the Company owned an approximate 43% interest in TECH. The shareholders’ agreement for the TECH joint venture expires in 2011.

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by EDB for approximately $290 million payable over nine months. As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%. The accompanying consolidated financial statements do not reflect the impact of acquiring these shares as the transaction closed subsequent to the end of the second quarter.

The Company has determined that TECH is a variable interest entity, and has concluded it is the primary beneficiary of TECH as defined by FIN 46(R) and therefore began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of 2006. The creditors of TECH have recourse only to the assets of TECH and do not have recourse to any other assets of the Company.

TECH’s semiconductor manufacturing uses the Company’s product and process technology. Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH. The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter. The Company performs assembly and test services on product manufactured by TECH. The Company also provides certain technology, engineering and training to support TECH. Through the second quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH. The net cost of products purchased from TECH amounted to $147 million and $287 million for the second quarter and first six months of 2006, respectively.

Segment Information

The Company’s reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary product is CMOS image sensors. Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision maker and is based on the nature of the Company’s operations and products offered to customers. The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment. The information below represents the Company’s reportable segments:

	Quarter ended		Six months ended
	March 1, 2007	March 2, 2006	March 1, 2007	March 2, 2006

Net sales:
Memory	$1,271	$1,066	$2,557	$2,274
Imaging	156	159	400	313
Total consolidated net sales	$1,427	$1,225	$2,957	$2,587

Operating income:
Memory	$(24)	$161	$36	$182
Imaging	(10)	27	40	68
Total consolidated operating income (loss)	$(34)	$188	$76	$250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding NAND Flash production in future periods and expected contributions to IM Flash; in “Net Sales” regarding NAND Flash production in future periods and expected revenue from sales of NAND Flash; in “Selling, General and Administrative” regarding SG&A expenses for the third quarter of 2007; in “Research and Development” regarding R&D costs in future periods; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; and in “Liquidity and Capital Resources” regarding capital spending in 2007 and 2008 and future capital contributions to IM Flash. The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II. OTHER INFORMATION - Item 1A. Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. All period references are to the Company’s fiscal periods unless otherwise indicated. All tabular dollar amounts are in millions. All production data reflects production of the Company and its consolidated joint ventures.

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

The Company has strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors. These products are used in a wider range of applications than the computing applications that use the Company’s highest volume products, DDR and DDR2 DRAM. The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide products that are differentiated from competitors’ products based on performance characteristics. In 2006 and the first six months of 2007, approximately half of the Company’s revenue came from sales of specialty memory products, NAND Flash memory products and CMOS image sensors. The Company believes the strategic diversification of its product portfolio will strengthen its ability to allocate manufacturing resources to achieve the highest rate of return.

The Company has partnered with Intel to form two NAND Flash manufacturing joint ventures: IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively “IM Flash”). IM Flash operations include two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2007. IM Flash Singapore LLP plans to begin construction of a new 300mm wafer fabrication facility in Singapore in 2007. The Company expects to contribute approximately $2 billion in cash to IM Flash over the next three years, with similar contributions to be made by Intel. As of March 1, 2007, the Company owned 51% and Intel owned 49% of IM Flash. The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

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

Results of Operations

	Second Quarter				First Quarter		Six Months
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2007	% of net sales	2006	% of net sales
(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,271	89%	$1,066	87%	$1,286	84%	$2,557	86%	$2,274	88%
Imaging	156	11%	159	13%	244	16%	400	14%	313	12%
	$1,427	100%	$1,225	100%	$1,530	100%	$2,957	100%	$2,587	100%

Gross margin:
Memory	$302	24%	$166	16%	$340	26%	$642	25%	$404	18%
Imaging	55	35%	70	44%	102	42%	157	39%	143	46%
	$357	25%	$236	19%	$442	29%	$799	27%	$547	21%

SG&A	$153	11%	$108	9%	$180	12%	$333	11%	$203	8%
R&D	243	17%	159	13%	183	12%	426	14%	325	13%
Other operating (income) expense, net	(5)	(0)%	(219)	(18)%	(31)	(2)%	(36)	(1)%	(231)	(9)%
Net income (loss)	(52)	(4)%	193	16%	115	8%	63	2%	256	10%

Net Sales

Total net sales for the second quarter of 2007 decreased 7% as compared to the first quarter of 2007 primarily reflecting a 36% decrease in Imaging sales due to weakness in the mobile handset market, increased competition and shifts in market mix towards lower value VGA-based camera phones. Memory sales for the second quarter of 2007 were relatively unchanged from the first quarter of 2007, as increases in megabit sales volumes for DRAM and NAND Flash memory products were offset by declines in per megabit average selling prices. Total net sales for the second quarter of 2007 increased 16% as compared to the second quarter of 2006 primarily due to a 19% increase in Memory sales. Total net sales for the first six months of 2007 increased 14% as compared to the first six months of 2006 due to a 12% increase in Memory sales and a 28% increase in Imaging sales.

Memory: Memory sales for the second quarter of 2007 were relatively unchanged from the first quarter of 2007 as an increase in NAND sales offset a slight decrease in DRAM sales.

Sales of NAND Flash memory products in the second quarter of 2007 increased 8% compared to the first quarter of 2007 primarily due to a 62% increase in megabits manufactured, partially offset by a 31% decline in average selling prices. Megabit production of NAND Flash products increased for the second quarter of 2007 as compared to the first quarter of 2007 primarily due to the ramp of the Company’s wafer fabrication facility in Virginia. Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost. Sales of NAND Flash products represented 19% of the Company’s total net sales for the second quarter of 2007 as compared to 16% for the first quarter of 2007 and 5% for the second quarter of 2006. The Company expects that sales of NAND Flash products will continue to increase in future periods as it ramps additional NAND Flash production capacity in Utah.

Sales of DRAM products for the second quarter of 2007 were relatively unchanged from the first quarter of 2007 as a 14% increase in megabits sold was offset by 13% decrease in average selling prices (which includes the effects of a $50 million charge to revenue in the first quarter of 2007 as a result of a settlement agreement with a class of direct purchasers of certain DRAM products (the “Direct Purchaser Settlement”)). Megabit production of DRAM products increased 14% for the second quarter of 2007 as compared to the first quarter of 2007, primarily due to improvements in product and process technologies. Sales of DDR and DDR2 DRAM products were 50% of the Company’s total net sales in the second quarter of 2007 as compared to 44% for first quarter of 2007 and 53% for the second quarter of 2006.

Memory sales for the second quarter of 2007 increased 19% as compared to the second quarter of 2006 primarily due to a 343% increase in sales of NAND Flash products. Memory sales for the first six months of 2007 increased 12% as compared to the first six months of 2006 primarily due to a 277% increase in sales of NAND Flash products. The increases in sales of NAND Flash products for the second quarter and first six months of 2007 as compared to the corresponding periods of 2006 was primarily due to the Company’s acquisition of Lexar Media, Inc. (which occurred in the fourth quarter of 2006) and a significant increases in megabits manufactured, partially offset by decreases in average selling prices per megabit of approximately 55%. Megabit production of NAND Flash increased significantly for the second quarter and first six months of 2007 as compared to the corresponding periods of 2006, primarily due to the continued ramp of the wafer fabrication facility in Virginia. Sales of DRAM products for the second quarter of 2007 were relatively unchanged as compared to the second quarter of 2006 as an 11% increase in average selling prices per megabit was offset by a decrease in megabit sales volume. Sales of DRAM products for the first six months of 2007 decreased 6% as compared to the first six months of 2006 primarily due to reductions in megabit sales volume. Megabit sales volume of DRAM products for the second quarter and first six months of 2007 decreased from the corresponding periods of 2006 as the Company allocated a larger portion of its manufacturing resources to Imaging and NAND Flash products.

Imaging:  Imaging sales for the second quarter of 2007 decreased by 36% from the first quarter of 2007 primarily due to lower sales volume and decreases in selling prices as a result of weakness in the mobile handset market, increased competition and shifts in market mix towards lower value VGA-based camera phones. Imaging sales for the second quarter of 2007 decreased by 2% as compared to the second quarter of 2006 primarily due to lower average selling prices. Imaging sales for the first six months of 2007 increased by 28% as compared to the first six months of 2006 primarily due to increases in unit sales, partially offset by lower average selling prices. Imaging sales were 11% of the Company’s total net sales in the second quarter of 2007 as compared to 16% for the first quarter of 2007 and 13% for the second quarter of 2006.

Gross Margin

The Company’s overall gross margin for the second quarter of 2007 declined as compared to the first quarter of 2007 primarily due to decreases in the gross margins for Memory and Imaging. The Company’s overall gross margin for the second quarter and first six months of 2007 improved as compared to the corresponding periods of 2006 primarily due to increases in the gross margin for Memory partially offset by declines in the gross margin of Imaging.

Memory: The Company’s gross margin for Memory for the second quarter of 2007 decreased slightly to 24% from 26% for the first quarter of 2007 primarily due to declining margins for NAND Flash products. The gross margin for NAND Flash products declined primarily as a result of the 31% decrease in average selling prices which was mitigated by a 23% reduction in per megabit costs. The Company achieved cost reductions for NAND Flash products through improved product yields and an increase in production utilizing the Company’s 72nm line-width process. The gross margin for DRAM products in the second quarter of 2007 was relatively stable from the first quarter of 2007 as a 13% decrease in average selling prices was mitigated by a 13% reduction in costs. The Company achieved cost reductions for DRAM products through improved product yields and an increase in production utilizing the Company’s 95nm and 78nm process technologies.

The Company’s gross margin for Memory for the second quarter of 2007 improved to 24% as compared to 16% for the second quarter of 2006 primarily due to improvements in margins on DRAM products partially offset by declines in margins on NAND Flash products. The Company’s gross margin for Memory for the first six months of 2007 improved to 25% as compared to 18% for the first six months of 2006 primarily due to improvements in margins on DRAM products partially offset by declines in margins on NAND Flash products. The gross margin for DRAM products in the second quarter and first six months of 2007 improved from the corresponding periods of 2006, primarily due to reductions in production costs and increases in average selling prices per megabit of approximately 10%. The Company’s gross margin on NAND Flash products for the second quarter and first six months of 2007 declined from the corresponding periods of 2006 primarily due to decreases in average selling prices of approximately 55%, which were mitigated by significant reductions in costs.

The Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 20% of the total megabits of memory produced by the Company in recent periods. TECH primarily produced DDR and DDR2 products in 2007 and 2006. As of the beginning of the third quarter of 2006, TECH’s results are included in the Company’s consolidated results. Through the second quarter of 2006, the Company’s results reflected memory products purchased from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter. In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations. Subsequent to the second quarter of 2006, the Company’s purchases from TECH are eliminated in consolidation and, as a result, TECH’s actual manufacturing costs are included in the Company’s consolidated results of operations. Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products since the third quarter of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations. (See “Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Joint Ventures - TECH Semiconductor Singapore Pte. Ltd.”)

Imaging: The Company’s gross margin for Imaging declined to 35% for the second quarter of 2007 from 42% for the first quarter of 2007 primarily due to declines in average selling prices which was mitigated by cost reductions. The Company’s gross margin for Imaging declined to 35% for the second quarter of 2007 from 44% for the second quarter of 2006 primarily due to reductions in average selling prices that were mitigated by cost reductions and shifts in product mix to higher resolution products. The Company’s gross margin for Imaging declined to 39% for the first six months of 2007 from 46% for the first six months of 2006 primarily due to reductions in average selling prices that were mitigated by cost reductions and shifts in product mix to higher resolution products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2007 decreased 15% from the first quarter of 2007 primarily due to a $31 million net charge to SG&A in the first quarter of 2007 as a result of the Direct Purchaser Settlement. SG&A expenses for the second quarter of 2007 increased 42% from the second quarter of 2006 primarily due to higher personnel costs. Personnel costs in the second quarter of 2007 increased from the second quarter of 2006 primarily due to increased headcount resulting in part from the acquisition of Lexar, the formation of IM Flash in the second quarter of 2006 and the consolidation of TECH in the third quarter of 2006, as well as higher levels of stock-based compensation. SG&A expenses for the first six months of 2007 increased 64% from the first six months of 2006 primarily due to higher personnel costs and the Direct Purchaser Settlement. The Company expects SG&A expenses to approximate $140 million to $150 million for the third quarter of 2007. For the Company’s Memory segment, SG&A expenses as a percentage of Memory sales were 10% in the second quarter of 2007, 12% in the first quarter of 2007 and 8% in the second quarter of 2006. For the Imaging segment, SG&A expenses as a percentage of Imaging sales were 15% in the second quarter of 2007, 11% in the first quarter of 2007 and 13% in the second quarter of 2006.

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

R&D expenses for the second quarter of 2007 increased 33% from the first quarter of 2007, principally due to costs associated with NAND preproduction wafer processing mitigated by increased reimbursements from Intel under a NAND Flash R&D cost sharing agreement. The Company and Intel share R&D process and design costs for NAND Flash. Under this NAND Flash R&D cost-sharing arrangement, the Company charged Intel $82 million in the second quarter of 2007, $48 million in the first quarter of 2007 and $20 million in the second quarter of 2006. R&D expenses for the second quarter and first six months of 2007 increased 53% and 31%, respectively, from the corresponding periods of 2006 principally due to NAND preproduction wafer processing mitigated by reimbursements received from Intel under the NAND Flash R&D cost-sharing arrangement. The Company expects that its net R&D costs will approximate $200 million to $220 million for the third quarter of 2007. For the Memory segment, R&D expenses as a percentage of Memory sales were 16% in the second quarter of 2007, 12% in the first quarter of 2007 and 13% in the second quarter of 2006. For the Imaging segment, R&D expenses as a percentage of Imaging sales were 27% in the second quarter of 2007, 13% in the first quarter of 2007 and second quarter of 2006.

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

Other Operating (Income) Expense, Net

Other operating income for the first six months of 2007 includes gains on disposals of semiconductor equipment of $10 million. Other operating income for the first quarter of 2007 includes a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation. Other operating income for the second quarter of 2006 includes $230 million of net proceeds from Intel for the sale of the Company’s then existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs. Other operating expense for the second quarter and first six month of 2006 include $9 million from losses net of gains on write-downs and disposals of semiconductor equipment. Other operating income for the first six months of 2006 includes net gains of $8 million from changes in currency exchange rates.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax. The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by a reduction in the valuation allowance. As of March 1, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $1.5 billion and unused U.S. tax credit carryforwards of $191 million. The Company also had unused state tax net operating loss carryforwards of $1.4 billion and unused state tax credits of $169 million. Substantially all of the net operating loss carryforwards expire from 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Noncontrolling Interests in Net Income

Noncontrolling interests in net income for 2007 and 2006 primarily reflects the share of net income realized by the Company’s TECH joint venture attributable to the noncontrolling interests in TECH. On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million, reducing the noncontrolling interests in TECH as of that date from 57% to 27%.

Stock-Based Compensation

Total compensation cost for the Company’s equity plans was $10 million for the second quarter of 2007, $10 million for the first quarter of 2007 and $6 million for the second quarter of 2006. As of March 1, 2007, $2 million of stock compensation costs were capitalized and remained in inventory. As of March 1, 2007, there was $139 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized through the second quarter of 2011. In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption in 2006 of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Because the Company’s stock-based compensation costs were reduced by the effect of the acceleration of vesting in 2005, stock-based compensation costs will continue to grow in future periods if the Company continues to grant amounts of new stock-based compensation awards.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period. As of March 1, 2007, the Company had cash and equivalents and short-term investments totaling $2.2 billion compared to $3.1 billion as of August 31, 2006. The balance as of March 1, 2007, included an aggregate of $277 million held at, and anticipated to be used in the near term by, IM Flash and TECH.

Operating Activities: For the first six months of 2007, the Company generated $716 million of cash from operating activities, which principally reflects the Company’s $63 million of net income adjusted by $800 million for non-cash depreciation and amortization expense. Net cash provided by operating activities was net of the effects of an increase of $331 million in inventories primarily due to increases in production and higher levels of Memory inventories required to support a more diversified product portfolio and, with respect to Imaging, weakness in the mobile handset market.

Investing Activities: For the first six months of 2007, net cash used by investing activities was $1.2 billion, which included cash expenditures for property, plant and equipment of $2.2 billion partially offset by the net effect of purchases, sales and maturities of investment securities of $1.0 billion. A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion at TECH. The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies. The Company expects capital spending for the remainder of 2007 to approximate $1.8 billion, of which approximately $0.5 billion is expected to be funded by capital contributions from joint venture partners. The Company currently anticipates 2008 capital spending to be between $2.0 billion and $3.0 billion. As of March 1, 2007, the Company had commitments of approximately $720 million for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited for approximately $53 million in cash, plus additional contingent payments up to $17 million if certain milestones are met. The Company made payments of $55 million in the second quarter of 2007 in connection with this acquisition.

On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million payable over nine months, increasing its ownership interest in TECH from 43% to 73%.

Financing Activities: For the first six months of 2007, net cash provided by financing activities was $614 million, which includes $647 million in capital contributions received from a joint venture partner and $309 million in proceeds from equipment financing arrangements that are payable in periodic installments over 5 years. The Company also made an aggregate of $391 million in scheduled debt payments and payments on equipment purchase contracts in the first six months of 2007.

The Company’s TECH joint venture has a credit facility that enables it to borrow up to $400 million in future periods to fund its capital expenditures.

Access to capital markets has historically been important to the Company. Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures: As of March 1, 2007, IM Flash had $162 million of cash and marketable investment securities. IM Flash’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations. Subject to certain conditions, the Company expects to make additional contributions to IM Flash of approximately $2 billion over the next three years, with similar contributions to be made by Intel. The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.

As of March 1, 2007, TECH had $115 million of cash and marketable investment securities. TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.

See “Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Joint Ventures.”

Contractual Obligations: As of March 1, 2007, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2007	2008	2009	2010	2011	2012 and thereafter

Notes payable (including interest)	$275	$34	$67	$50	$119	$4	$1
Capital lease obligations	672	80	146	140	79	145	82
Operating leases	112	18	38	19	8	6	23

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions. The Company may adopt SFAS No. 159 at the beginning of 2008. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company does not expect the adoption of SFAS No. 158 to have a significant impact on its financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 1, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.
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

Goodwill and intangible assets: The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether impairment has occurred requires valuation of the respective reporting unit. If the analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. The Company tests other identified intangible assets with definite useful lives and subject to amortization when events and circumstances indicate the carrying value may not be recoverable by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. The Company tests intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows. Estimating fair values involves significant assumptions, especially regarding future sales prices, sales volumes, costs and discount rates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 1, 2007, $734 million of the Company’s $822 million in total debt was at fixed interest rates. As a result, the fair value of the debt fluctuates based on changes in market interest rates. The estimated fair market value of the Company’s debt was $844 million as of March 1, 2007. The difference between the estimated fair value of the Company’s debt and its recorded value is primarily attributable to the Company’s convertible debt.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.” Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar. The Company held aggregate cash and other assets in foreign currencies valued at U.S. $388 million as of March 1, 2007, and U.S. $425 million as of August 31, 2006 (including cash and equivalents denominated in yen valued at U.S. $197 million as of March 1, 2007, and U.S. $222 million as of August 31, 2006; cash and equivalents denominated in Singapore dollars valued at U.S. $15 million as of March 1, 2007 and $42 million as of August 31, 2006; and deferred income tax assets denominated in yen valued at U.S. $70 million as of March 1, 2007, and U.S. $64 million as of August 31, 2006). The Company also held aggregate foreign currency liabilities valued at U.S. $617 million as of March 1, 2007, and U.S. $615 million as of August 31, 2006 (including debt denominated in yen valued at U.S. $194 million as of March 1, 2007, and U.S. $228 million as of August 31, 2006). Foreign currency receivables and payables as of March 1, 2007, were comprised primarily of yen, euros and Singapore dollars. The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of March 1, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the euro, the yen and the Singapore dollar.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decision regarding disclosure.

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

On June 2, 2005, Tadahiro Ohmi (“Ohmi”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005) alleging infringement of a single Ohmi patent. On August 31, 2005, an amended complaint was filed substituting the Foundation for Advancement of International Science as the plaintiff.

On October 3, 2006, the Massachusetts Institute of Technology (“MIT”) filed suit against the Company in the U.S. District Court for the District of Massachusetts alleging infringement of a single MIT patent.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed. On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents. On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents. On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers. Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from the various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002. All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings. The complaints allege price-fixing in violation of federal antitrust laws and seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers. On January 9, 2007, Micron entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”). Under terms of the Direct Purchaser Settlement, Micron agreed to pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit. The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California.

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

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers. On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands. The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief. Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York. That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes. The Direct Purchaser Settlement does not resolve these suits.

On February 28, 2007, February 28, 2007 and March 8, 2007, cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by All American Semiconductor, Inc., Jaco Electronics, Inc. and DRAM Claims Liquidation Trust, respectively, that opted-out of the Direct Purchaser class action. The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies. The Direct Purchaser Settlement does not resolve these three suits.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers. Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005. Additionally, at least seventy-two cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005. The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

In the first calendar quarter of 2007, at least fifteen purported class action lawsuits were filed against the Company and other suppliers of flash memory products. Thirteen of these were filed in the U.S. District Court for the Northern District of California. These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed. The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors. The Company also was named as a nominal defendant. An amended complaint was filed on August 23, 2006. The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

The Company is unable to predict the outcome of these cases. A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name the Company as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. An amended consolidated complaint was filed on October 10, 2006. The Company is unable to predict the outcome of these suits. A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition. (See “PART I. FINANCIAL INFORMATION - Item 1. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Lexar Media, Inc.”)

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

In the second quarter of 2007 average selling prices for DRAM products and NAND Flash products decreased 13% and 31%, respectively, as compared to the first quarter of 2007. In recent years, we have also experienced annual decreases in per megabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001. At times, average selling prices for our memory products have been below our costs. If average selling prices for our memory products decrease faster than we can decrease per megabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

We plan to significantly increase our NAND Flash production and sales in future periods. As part of this plan we have formed a manufacturing joint venture with Intel and made substantial investments in capital expenditures for equipment and new facilities as well as research and development. Our plans also require significant future investments in capital expenditures and research and development. We currently expect our capital spending for 2008 to be between $2.0 and $3.0 billion, with a majority of the expenditures being made to support our NAND operations. These investments involve numerous risks. In addition we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company’s other products. We are party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices. We currently have a relatively small share of the world-wide market for NAND Flash.

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

Our Imaging business represented 11% of our net sales in the second quarter of 2007. Despite growth in 2006, Imaging net sales and gross margins were down significantly in the second quarter of 2007 compared to the first quarter of 2007. There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future. The success of our Imaging business will depend on a number of factors, including:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We expect capital spending for the remainder of 2007 to approximate $1.8 billion, of which approximately $0.5 billion is expected to be funded by capital contributions from our joint venture partners. We currently anticipate 2008 capital spending to be between $2 billion and $3 billion. Cash and investments of IM Flash and TECH are generally not available to finance our other operations. In addition to cash provided by operations, we have from time to time utilized external sources of financing. Access to capital markets has historically been very important to us. Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations. There can be no assurance that we will be able to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and an inability to do so could have a material adverse effect on our business and results of operations.

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

In Lexar’s Annual Report on Form 10-K for the period ended December 31, 2005, and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls. These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar’s 2005 consolidated financial statements. As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its internal control over financial reporting was not effective as of the end of the periods covered by the reports. While prior to the close of the merger Lexar continued to take steps to remediate these material weaknesses, there can be no assurance that we will be able to completely remediate these material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective. We began consolidating the financial results of Lexar on June 22, 2006. However, due to the timing of the acquisition, the internal control over financial reporting relating to Lexar was exempt from testing and evaluation for 2006. To the extent we do not remediate the material weaknesses, the effectiveness of our internal control over financial reporting may be adversely affected.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars. Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar. We estimate that, based on our assets and liabilities denominated in currencies other than U.S. dollar as of March 1, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately $1 million for the euro, the yen and the Singapore dollar. In the event that the U.S. dollar weakens significantly compared to the euro, yen or Singapore dollars, our results of operations or financial condition will be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. In this regard, we are engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of our claims and defenses. On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief. Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement. In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany. In the European suits against us, Rambus is seeking monetary damages and injunctive relief. Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents. We also are engaged in litigation with Tadahiro Ohmi (“Ohmi”). On June 2, 2005, Ohmi filed suit against us in the U.S. District Court for the Eastern District of Texas (amended on August 31, 2005 substituting the Foundation for Advancement of International Science as the plaintiff) alleging infringement of a single Ohmi patent. We are also engaged in litigation with Mosaid Technologies, Inc. (“Mosaid”). On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed. On July 25, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents. On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents. On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers. Eighteen cases have been filed in various federal district courts (two of which have been dismissed) asserting claims on behalf of a purported class of individuals and entities that purchased DRAM directly from various DRAM suppliers during the period from April 1, 1999 through at least June 30, 2002. All of the cases have been transferred to the U.S. District Court for the Northern District of California for consolidated proceedings. The complaints allege price-fixing in violation of federal antitrust laws and seek treble damages sustained by purported class members, in addition to restitution, costs and attorneys’ fees, as well as an injunction against the allegedly unlawful conduct. On June 5, 2006, the Court granted plaintiffs’ motion to certify the proposed class of direct purchasers. On January 9, 2007, we entered into a settlement agreement with the class of direct purchasers (“Direct Purchaser Settlement”). Under terms of the Direct Purchaser Settlement, we agreed to pay $91 million and will be dismissed with prejudice from the direct purchaser consolidated class-action suit. The Direct Purchaser Settlement is subject to approval by the U.S. District Court for the Northern District of California.

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

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers. On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands. The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief. Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York. That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes. The Direct Purchaser Settlement does not resolve these suits.

In February and March 2007, three cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by parties that opted-out of the Direct Purchaser class action. The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies. The Direct Purchaser Settlement does not resolve these suits.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against us and other SRAM suppliers. Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005. Additionally, at least seventy-two cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005. The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

In the first calendar quarter of 2007, at least fifteen purported class action lawsuits were filed against the Company and other suppliers of flash memory products. Thirteen of these were filed in the U.S. District Court for the Northern District of California. These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed. The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors. We were also named as a nominal defendant. An amended complaint was filed on August 23, 2006. The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading. The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.

In March 2006, following our announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors. Two of the complaints also name us as a defendant. The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us. The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs. On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger. On May 31, 2006, the Court denied the motion. An amended consolidated complaint was filed on October 10, 2006.

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

Sales to customers outside the United States approximated 67% of our consolidated net sales for the second quarter of 2007. In addition, we have manufacturing operations in Italy, Japan, Puerto Rico and Singapore. Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per megabit manufacturing costs. Additionally, our control over operations at our IM Flash, TECH and MP Mask joint ventures may be limited by our agreements with our partners. From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages or equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock awards, an aggregate of 72,539 shares of its common stock as follow:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1 - January 4	53,374	$13.64	N/A	N/A
January 5 - February 1	--	--	N/A	N/A
February 2 - March 1	19,165	$12.36	N/A	N/A
Total	72,539	$13.30

The 72,539 shares of the Company’s common stock acquired in the second quarter of 2007 were retired in the quarter.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant, Restated (1)
3.7	Bylaws of the Registrant, As Amended (2)
4.15	Indenture, dated March 30, 2005 by and between Lexar Media, Inc. (“Lexar”) and U.S. Bank National Association (the “Lexar Indenture”) (3)
4.16	First Supplemental Indenture to the Lexar Indenture dated as of June 21, 2006 between Lexar and U.S. Bank National Association.
10.62	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions
10.67*	Omnibus Agreement, dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation
10.68*	Limited Liability Partnership Agreement, dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Asia Pte. Ltd.
10.69*	Supply Agreement, dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and IM Flash Singapore, LLP
10.156*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation
10.164*	Supply Agreement, dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
_________________
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006
(3)	Incorporated by reference to Lexar’s Current Report on Form 8-K dated March 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: April 10, 2007	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)