Form 10-Q
period 2007-05-31
MICRON TECHNOLOGY INC
filed 2007-07-10
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The number of outstanding shares of the registrant’s common stock as of July 3, 2007 was 756,870,527.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 31, 2007	June 1, 2006	May 31, 2007	June 1, 2006

Net sales	$1,294	$1,312	$4,251	$3,899
Cost of goods sold	1,188	983	3,346	3,023
Gross margin	106	329	905	876

Selling, general and administrative	134	113	467	316
Research and development	195	168	621	493
Other operating (income) expense, net	(28)	1	(64)	(230)
Operating income (loss)	(195)	47	(119)	297

Interest income	29	31	105	62
Interest expense	(12)	(4)	(17)	(22)
Other non-operating income (expense), net	1	4	9	4
Income before taxes and noncontrolling interests	(177)	78	(22)	341

Income tax (provision)	(9)	(7)	(24)	(14)
Noncontrolling interests in net (income) loss	(39)	17	(116)	17
Net income (loss)	$(225)	$88	$(162)	$344

Earnings (loss) per share:
Basic	$(0.29)	$0.12	$(0.21)	$0.51
Diluted	(0.29)	0.12	(0.21)	0.49

Number of shares used in per share calculations:
Basic	769.9	708.6	768.5	673.4
Diluted	769.9	720.1	768.5	713.8

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in millions except par value and share amounts)
(Unaudited)

As of	May 31, 2007	August 31, 2006

Assets
Cash and equivalents	$2,667	$1,431
Short-term investments	253	1,648
Receivables	839	956
Inventories	1,449	963
Prepaid expenses	61	77
Deferred income taxes	18	26
Total current assets	5,287	5,101
Intangible assets, net	412	388
Property, plant and equipment, net	7,866	5,888
Deferred income taxes	57	49
Goodwill	514	502
Other assets	281	293
Total assets	$14,417	$12,221

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,245	$1,319
Deferred income	75	53
Equipment purchase contracts	126	123
Current portion of long-term debt	411	166
Total current liabilities	1,857	1,661
Long-term debt	1,913	405
Deferred income taxes	25	28
Other liabilities	408	445
Total liabilities	4,203	2,539

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,327	1,568

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 756.5 million and 749.4 million shares	76	75
Additional capital	6,491	6,555
Retained earnings	1,323	1,486
Accumulated other comprehensive (loss)	(3)	(2)
Total shareholders’ equity	7,887	8,114
Total liabilities and shareholders’ equity	$14,417	$12,221

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

Nine months ended	May 31, 2007	June 1, 2006

Cash flows from operating activities
Net income (loss)	$(162)	$344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,244	936
Stock-based compensation	30	18
Loss (gain) from write-down or disposition of equipment	(25)	5
Change in operating assets and liabilities:
(Increase) decrease in receivables	158	(34)
(Increase) decrease in inventories	(487)	76
Increase (decrease) in accounts payable and accrued expenses	(56)	80
Increase in customer prepayments	--	251
Deferred income taxes	(2)	(17)
Other	93	30
Net cash provided by operating activities	793	1,689

Cash flows from investing activities
Expenditures for property, plant and equipment	(2,851)	(790)
Purchases of available-for-sale securities	(1,227)	(2,091)
Acquisition of noncontrolling interest in TECH	(73)	--
Proceeds from maturities of available-for-sale securities	2,088	1,477
Proceeds from sales of available-for-sale securities	531	31
Proceeds from sales of property, plant and equipment	49	32
Decrease in restricted cash	14	35
Consolidation of TECH	--	319
Other	(44)	(26)
Net cash used for investing activities	(1,513)	(1,013)

Cash flows from financing activities
Proceeds from issuance of debt	1,300	--
Capital contribution from noncontrolling interest in IMFT	966	500
Proceeds from equipment sale-leaseback transactions	358	--
Proceeds from issuance of common stock	55	83
Proceeds from sale of noncontrolling interest in MP Mask	--	48
Payments on equipment purchase contracts	(393)	(151)
Repayments of debt	(159)	(384)
Cash received (paid) for capped call transactions	(151)	171
Debt issuance costs	(27)	--
Other	7	1
Net cash provided by financing activities	1,956	268

Net increase in cash and equivalents	1,236	944
Cash and equivalents at beginning of period	1,431	524
Cash and equivalents at end of period	$2,667	$1,468

Supplemental disclosures
Income taxes paid, net	$(33)	$(39)
Interest paid, net of amounts capitalized	(13)	(28)
Noncash investing and financing activities:
Conversion of notes to stock, net of unamortized issuance costs	--	623
Equipment acquisitions on contracts payable and capital leases	802	225

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in millions except per share amounts)
(Unaudited)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The Company has two segments, Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and include the accounts of the Company and its consolidated subsidiaries.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s third quarter of fiscal 2007 and 2006 ended on May 31, 2007, and June 1, 2006, respectively.  The Company’s fiscal 2006 ended on August 31, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

Recently issued accounting standards:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis subject to certain restrictions.  The Company may adopt SFAS No. 159 at the beginning of 2008.  The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of May 31, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company adopted SFAS No. 154 at the beginning of 2007.  The adoption of SFAS No. 154 did not impact the Company’s results of operations and financial condition.

Supplemental Balance Sheet Information

Receivables	May 31, 2007	August 31, 2006

Trade receivables	$610	$811
Taxes other than income	35	18
Other	198	131
Allowance for doubtful accounts	(4)	(4)
	$839	$956

As of May 31, 2007, and August 31, 2006, other receivables included $87 million and $51 million, respectively, due from Intel Corporation primarily for amounts related to NAND Flash product design and process development activities.  Other receivables as of May 31, 2007, and August 31, 2006, also included $82 million and $51 million, respectively, due from settlement of litigation.  Long-term receivables due from settlement of litigation of $108 million and $181 million as of May 31, 2007, and August 31, 2006, respectively, are included in other noncurrent assets in the Company’s consolidated balance sheets.

Inventories	May 31, 2007	August 31, 2006

Finished goods	$510	$273
Work in process	740	530
Raw materials and supplies	267	195
Allowance for obsolescence	(68)	(35)
	$1,449	$963

Goodwill and Intangible Assets

	May 31, 2007		August 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Product and process technology	$535	$(257)	$460	$(219)
Customer relationships	127	(15)	127	(4)
Other	29	(7)	27	(3)
	$691	$(279)	$614	$(226)

During the first nine months of 2007 and 2006, the Company capitalized $76 million and $29 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively.  During the first nine months of 2007, the Company capitalized $2 million of other intangible assets with a weighted-average useful life of 4 years.

Amortization expense for intangible assets was $19 million and $55 million for the third quarter and first nine months of 2007, respectively, and $11 million and $37 million for the third quarter and first nine months of 2006, respectively.  Annual amortization expense for intangible assets held as of May 31, 2007, is estimated to be $75 million for 2007, $77 million for 2008, $66 million for 2009, $56 million for 2010 and $51 million for 2011.

As of May 31, 2007, the Company had goodwill of $464 million for its Memory segment and $50 million for its Imaging segment.  As of August 31, 2006, the Company had goodwill of $490 million for its Memory segment and $12 million for its Imaging segment.  The Company performs its annual test of impairment for goodwill in the fourth quarter of its fiscal year.  (See “Acquisitions” Note.)

Property, Plant and Equipment	May 31, 2007	August 31, 2006

Land	$107	$107
Buildings	3,537	2,763
Equipment	11,757	9,528
Construction in progress	235	484
Software	263	251
	15,899	13,133
Accumulated depreciation	(8,033)	(7,245)
	$7,866	$5,888

Depreciation expense was $426 million and $1,208 million for the third quarter and first nine months of 2007, respectively, and $336 million and $914 million for the third quarter and first nine months of 2006, respectively.

Accounts Payable and Accrued Expenses	May 31, 2007	August 31, 2006

Accounts payable	$789	$854
Salaries, wages and benefits	213	220
Customer prepayments	89	6
Taxes other than income	18	23
Income taxes	11	20
Other	125	196
	$1,245	$1,319

Debt	May 31, 2007	August 31, 2006

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$--
Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rate of 6.5% and 6.6%	588	264
Notes payable in periodic installments through July 2015, weighted-average interest rate of 4.6% and 1.5%	366	237
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,324	571
Less current portion	(411)	(166)
	$1,913	$405

As of May 31, 2007, notes payable and capital lease obligations above included $258 million, denominated in Singapore dollars, at a weighted average interest rate of 6.6% and $158 million, denominated in Japanese yen, at a weighted-average interest rate of 1.5%.

In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million and the net proceeds to the Company from the offering of the Senior Notes were $1,274 million.  The initial conversion rate for the Senior Notes is 70.2679 shares of common stock per $1,000 principal amount of Senior Notes.  This is equivalent to an initial conversion price of approximately $14.23 per share of common stock.  Holders of the Senior Notes may convert the Senior Notes prior to the close of business on the business day immediately preceding the maturity date for the Senior Notes only under the following circumstances: (1) during any calendar quarter beginning after August 30, 2007 (and only during such calendar quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the then applicable conversion price per share of the Senior Notes; (2) if the Senior Notes have been called for redemption; (3) if specified distributions to holders of the Company's common stock are made, or specified corporate events occur, as specified in the indenture for the Senior Notes; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Notes for each day of that period was less than 98% of the product of the closing price of the Company's common stock and the then applicable conversion rate of the Senior Notes; or (5) at any time on or after March 1, 2014.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If a holder elects to convert its Senior Notes in connection with a make-whole change in control, as defined in the indenture, the Company will, in certain circumstances, pay a make-whole premium by increasing the conversion rate for the Senior Notes converted in connection with such make-whole change in control.  The Company may not redeem the Senior Notes prior to June 6, 2011.  On or after June 6, 2011, the Company may redeem for cash all or part of the Senior Notes if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of redemption.  The redemption price will equal 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest.  Upon a change in control or a termination of trading, as defined in the indenture, the holders may require the Company to repurchase for cash all or a portion of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any.

For the first nine months of 2007, the Company received $358 million in proceeds from sales-leaseback transactions and in connection with these transactions recorded capital lease obligations aggregating $348 million with a weighed-average imputed interest rate of 6.6%, payable in periodic installments through June 2011.

As of May 31, 2007, notes payable included $214 million payable to the Singapore Economic Development Board (“EDB”) recorded in connection with the Company’s acquisition of EDB’s interest in the TECH Semiconductor Singapore Pte. Ltd. joint venture in the third quarter of 2007.  These notes have a stated interest rate of 6.8%, and are payable to EDB through December 2007 and are collateralized by the acquired shares in the TECH joint venture.  (See “Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.” note.)

The Company’s TECH subsidiary has a credit facility that enables it to borrow up to $380 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5% subject to customary covenants.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of May 31, 2007, TECH had not borrowed any amounts under the credit facility.

The Company’s $70 million 5.6% convertible subordinated notes (the “Subordinated Notes”) assumed in the acquisition of Lexar Media, Inc. are convertible into the Company’s common stock any time at the option of the holders of the Subordinated Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Subordinated Notes are redeemable for cash at the Company’s option beginning on April 1, 2008, at a price equal to the principal amount plus accrued interest.  The Company may only redeem the Subordinated Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.  Upon redemption, the Company will be required to make a payment equal to the net present value of the remaining scheduled interest payments through April 1, 2010.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and

Italy.  The Company also is engaged in patent litigation with the Massachusetts Institute of Technology (“MIT”) in the U.S. District Court for the District of Massachusetts and with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of net sales.

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

Subsequent to the commencement of the DOJ DRAM investigation, at least sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.  On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs have subsequently sought leave from the Court to file an amended complaint.

Three purported class action lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

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

In February and March 2007, three cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by parties that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies.

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

Subsequent to the commencement of the DOJ SRAM investigation, at least eighty purported class action lawsuits have been filed against the Company and other SRAM suppliers in various federal courts on behalf of direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of SRAM products during the period from January 1998 through December 2005.  The complaints seek treble monetary damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.

In the first calendar half of 2007, at least twenty-two purported class action lawsuits were filed against the Company and other suppliers of flash memory products in various federal and state courts on behalf of direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of Flash memory products during the period from January 1, 1999 through the date the various cases were filed.  The complaints seek treble monetary damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On May 29, 2007, the Court granted the Company's motion to dismiss the complaint but provided plaintiffs leave to file an amended complaint.  On June 29, 2007, plaintiffs filed an amended complaint.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Acquisitions – Lexar Media, Inc.” note.)

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

Capped Call Transactions

In connection with the offering of the Senior Notes in May 2007, the Company also entered into three capped call transactions (the “Capped Calls”).  The Capped Calls each have an initial strike price of approximately $14.23 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes.  The Capped Calls are in three equal tranches; have cap prices of $17.25, $20.13 and $23.00 per share; and cover, subject to anti-dilution adjustments similar to those contained in the Senior Notes, an approximate combined total of 91.3 million shares of common stock.  The Capped Calls are intended to reduce the potential dilution upon conversion of the Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates, would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $14.23 to a maximum of $538 million.  The Company paid approximately $151 million to purchase the Capped Calls.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional paid in capital.

Equity Plans

As of May 31, 2007, the Company had an aggregate of 185.1 million shares of its common stock reserved for issuance under its various equity plans, of which 130.3 million shares were subject to outstanding stock awards and 54.8 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  The Company granted 0.2 million and 8.0 million shares of stock options during the third quarter and first nine months of 2007, respectively.  The weighted-average grant-date fair value per share was $4.20 and $4.88 for options granted during the third quarter and first nine months of 2007, respectively.  The Company granted 0.2 million and 10.5 million shares of stock options during the third quarter and first nine months of 2006, respectively.  The weighted-average grant-date fair value per share was $6.32 and $5.90 for options granted during the third quarter and first nine months of 2006, respectively.

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

	Quarter ended		Nine months ended
	May 31, 2007	June 1, 2006	May 31, 2007	June 1, 2006

Average expected life in years	4.25	4.25	4.25	4.25
Expected volatility	34%-37%	42%-44%	34%-42%	42%-48%
Weighted-average volatility	36%	43%	39%	47%
Risk-free interest rate	4.6%	4.9%	4.7%	4.4%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  For purposes of this valuation model, no dividends have been assumed.

Restricted Stock and Restricted Stock Units:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the first nine months of 2007, the Company granted 2.7 million shares of service-based Restricted Awards and 0.9 million shares of performance-based Restricted Awards.  During the first nine months of 2006, the Company granted 1.5 million shares of service-based Restricted Awards and 0.6 million shares of performance-based Restricted Awards.  The weighted-average grant-date fair value per share was $15.07 and $12.91 for Restricted Awards granted during the first nine months of 2007 and 2006, respectively.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s stock plans were as follows:

	Quarter ended		Nine months ended
	May 31, 2007	June 1, 2006	May 31, 2007	June 1, 2006

Stock-based compensation expense by caption:
Cost of goods sold	$3	$3	$8	$6
Selling, general and administrative	4	3	14	7
Research and development	3	2	8	5
	$10	$8	$30	$18

Stock-based compensation expense by type of award:
Stock options	$7	$6	$18	$12
Restricted stock	3	2	12	6
	$10	$8	$30	$18

Stock-based compensation expense of $2 million was capitalized and remained in inventory at May 31, 2007.  As of May 31, 2007, $127 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the third quarter of 2011, resulting in a weighted-average period of 1.5 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Other Operating (Income) Expense, Net

Other operating income for the third quarter of 2007 includes $15 million from gains on disposals of semiconductor equipment and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2007 includes $25 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2006 includes $230 million of net proceeds from Intel Corporation for the sale of the Company’s existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by a reduction in the valuation allowance.  As of May 31, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $1.9 billion, the utilization of which is subject to certain limitations, and unused U.S. tax credit carryforwards of $199 million.  The Company also had unused state tax net operating loss carryforwards of $1.5 billion and unused state tax credits of $170 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 257.1 million for the third quarter and first nine months of 2007, and 95.8 million and 97.9 million for the third quarter and first nine months of 2006, respectively.

	Quarter ended		Nine months ended
	May 31, 2007	June 1, 2006	May 31, 2007	June 1, 2006

Net income (loss) available to common shareholders – Basic	$(225)	$88	$(162)	$344
Net effect of assumed conversion of debt	--	--	--	6
Net income (loss) available to common shareholders – Diluted	$(225)	$88	$(162)	$350

Weighted-average common shares outstanding − Basic	769.9	708.6	768.5	673.4
Net effect of dilutive stock options and assumed conversion of debt	--	11.5	--	40.4
Weighted-average common shares outstanding − Diluted	769.9	720.1	768.5	713.8

Earnings (loss) per share:
Basic	$(0.29)	$0.12	$(0.21)	$0.51
Diluted	(0.29)	0.12	(0.21)	0.49

Comprehensive Income (Loss)

Comprehensive income (loss) for 2007 and 2006 includes net income (loss) and de minimis amounts of unrealized gains and losses on investments.  Comprehensive loss for the third quarter and first nine months of 2007 was $225 million and $163 million, respectively.  Comprehensive income for the third quarter and first nine months of 2006 was $88 million and $344 million, respectively.

Acquisitions

Lexar Media, Inc. (“Lexar”):  On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of flash memory products, in a stock for stock merger to broaden the Company’s NAND Flash product offering, enhance its retail presence and strengthen its portfolio of intellectual property.  In connection therewith, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million, which was allocated to the assets and liabilities of Lexar based on preliminary estimates of fair values.  In connection with the acquisition, the Company recorded total assets of $1,345 million, including cash and short-term investments of $101 million, receivables of $316 million, intangible assets of $183 million and goodwill of $459 million; and total liabilities of $459 million.  The recorded amounts include adjustments in 2007 to the initial allocation of purchase price to reflect additional information about the fair value of assets and liabilities acquired.  The adjustments in 2007 include a $16 million increase in receivables and other assets, a $11 million decrease in liabilities and a $27 million decrease in goodwill.  The Company’s results of operations subsequent to the acquisition date include Lexar, as part of the Company’s Memory segment.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	Quarter ended June 1, 2006	Nine months ended June 1, 2006

Net sales	$1,427	$4,373
Net income	18	203

Earnings per share – diluted	$0.02	$0.27

Avago Technologies Limited Image Sensor Business:  On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”) for approximately $55 million in cash, plus additional contingent payments of up to $15 million if certain milestones are met.  The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values.  In connection with the acquisition, the Company recorded total assets of $56 million, including intangible assets of $17 million and goodwill of $38 million; and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, is the Senior Vice President, Finance and Chief Financial Officer, of Avago.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel Corporation (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of May 31, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

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

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company.  As of May 31, 2007, the Company owned an approximate 73% interest in TECH.  The shareholders’ agreement for the TECH joint venture expires in 2011.

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by EDB for approximately $290 million, of which $214 million was outstanding as of May 31, 2007, payable through December 2007.  As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%.  The Company applied purchase accounting to the acquisition of these shares.  The accompanying consolidated financial statements reflect the impact of acquiring these shares as of March 30, 2007.

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

Segment Information

The Company’s segments are Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary product is CMOS image sensors.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision maker and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.  The information below represents the Company’s reportable segments:

	Quarter ended		Nine months ended
	May 31, 2007	June 1, 2006	May 31, 2007	June 1, 2006

Net sales:
Memory	$1,156	$1,100	$3,713	$3,374
Imaging	138	212	538	525
Total consolidated net sales	$1,294	$1,312	$4,251	$3,899

Operating income:
Memory	$(178)	$7	$(142)	$189
Imaging	(17)	40	23	108
Total consolidated operating income (loss)	$(195)	$47	$(119)	$297

Subsequent Event

On June 28, 2007, the Company announced that it is pursuing a number of initiatives to drive greater cost efficiencies and revenue growth across its operations.  These initiatives include workforce reductions in certain areas of the Company as the Company’s business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding NAND Flash production in future periods, future capital contributions to IM Flash and new initiatives; in “Net Sales” regarding NAND Flash production in future periods and expected revenue from sales of NAND Flash; in “Selling, General and Administrative” regarding SG&A expenses for the fourth quarter of 2007; in “Research and Development” regarding R&D costs for the fourth quarter of 2007; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; and in “Liquidity and Capital Resources” regarding capital spending in 2007 and 2008 and future capital contributions to IM Flash.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

Overview

The Company is a global manufacturer of semiconductor devices, principally semiconductor memory products (including DRAM and NAND Flash) and CMOS image sensors.  The Company operates in two segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including flash memory cards, USB storage devices, digital still cameras, MP3 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified portfolio of semiconductor memory products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

In recent periods, the Company had strategically diversified its business by expanding into semiconductor products such as specialty memory products (including SDRAM, PSRAM, mobile SDRAM and reduced latency DRAM), NAND Flash memory products and CMOS image sensors.  These products are used in a wider range of applications than the computing applications that use the Company’s highest volume products, DDR and DDR2 DRAM.  The Company leverages its expertise in semiconductor memory manufacturing and product and process technology to provide products that are differentiated from competitors’ products based on performance characteristics.  In 2006 and the first nine months of 2007, approximately half of the Company’s revenue came from sales of specialty memory products, NAND Flash memory products and CMOS image sensors.

The Company has partnered with Intel to form two NAND Flash manufacturing joint ventures: IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively “IM Flash”).  IM Flash operations include two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2007.  IM Flash Singapore LLP began construction of a new 300mm wafer fabrication facility in Singapore in 2007.  The Company expects to contribute approximately $2 billion in cash to IM Flash over the next three years, with similar contributions to be made by Intel.  As of May 31, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

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

New Initiatives:  On June 28, 2007, the Company announced that it is pursuing a number of initiatives to drive greater cost efficiencies and revenue growth across its operations.  These initiatives include workforce reductions in certain areas of the Company as the Company’s business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  The Company is also exploring opportunities to leverage the Company’s industry-leading technology and diversified product portfolio to accelerate revenue growth and increase shareholder value.  It is anticipated that these initiatives will be implemented over several quarters.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2007	% of net sales	2006	% of net sales
(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,156	89%	$1,100	84%	$1,271	89%	$3,713	87%	$3,374	87%
Imaging	138	11%	212	16%	156	11%	538	13%	525	13%
	$1,294	100%	$1,312	100%	$1,427	100%	$4,251	100%	$3,899	100%

Gross margin:
Memory	$68	6%	$244	22%	$302	24%	$710	19%	$648	19%
Imaging	38	28%	85	40%	55	35%	195	36%	228	43%
	$106	8%	$329	25%	$357	25%	$905	21%	$876	22%

SG&A	$134	10%	$113	9%	$153	11%	$467	11%	$316	8%
R&D	195	15%	168	13%	243	17%	621	15%	493	13%
Other operating (income) expense, net	(28)	(2)%	1	0%	(5)	(0)%	(64)	(2)%	(230)	(6)%
Net income (loss)	(225)	(17)%	88	7%	(52)	(4)%	(162)	(4)%	344	9%

Net Sales

Total net sales for the third quarter of 2007 decreased 9% as compared to the second quarter of 2007 primarily due to severe declines in average selling prices for the Company’s Memory products.  Memory sales for the third quarter of 2007 decreased 9% from the second quarter of 2007 as a result of the declining average selling prices despite significant increases in megabit sales volumes for both DRAM and NAND Flash memory products.  Imaging sales for the third quarter of 2007 decreased 12% from the second quarter of 2007 reflecting industry softness in mobile handset sales and pricing pressure.  Total net sales for the third quarter of 2007 decreased slightly from the third quarter of 2006 as a 5% increase in Memory sales was offset by a 35% decrease in Imaging sales.  Total net sales for the first nine months of 2007 increased 9% as compared to the first nine months of 2006 primarily due to a 10% increase in Memory sales.

Memory:  Memory sales for the third quarter of 2007 decreased 9% from the second quarter of 2007 primarily as a result of an 18% decrease in sales of DRAM products, which was partially offset by a 23% increase in sales of NAND Flash products.

Sales of DRAM products for the third quarter of 2007 decreased 18% from the second quarter of 2007 primarily due to a 36% decline in average selling prices per megabit, which was partially mitigated by a 28% increase in megabits sold.  Megabit production of DRAM products increased 28% for the third quarter of 2007, primarily due to transitions to higher density, advanced geometry devices.  Sales of DDR and DDR2 DRAM products were 45% of the Company’s total net sales in the third quarter of 2007 as compared to 50% for second quarter of 2007 and 50% for the third quarter of 2006.

Sales of NAND Flash memory products in the third quarter of 2007 increased 23% compared to the second quarter of 2007 primarily due to an 75% increase in megabits sold, partially offset by a 30% decline in average selling prices.  Megabit production of NAND Flash products increased 87% for the third quarter of 2007 as compared to the second quarter of 2007 primarily due to the ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  Sales of NAND Flash products represented 26% of the Company’s total net sales for the third quarter of 2007 as compared to 19% for the second quarter of 2007 and 5% for the third quarter of 2006.  The Company expects that sales of NAND Flash products will continue to increase in future periods as it ramps additional NAND Flash production capacity in Utah.

Memory sales for the third quarter of 2007 increased 5% compared to the third quarter of 2006 as a 362% increase in sales of NAND Flash products was partially offset by a 20% decrease in sales of DRAM products.  Memory sales for the first nine months of 2007 increased 10% as compared to the first nine months of 2006, as a 304% increase in sales of NAND Flash products was partially offset by a 9% decrease in sales of DRAM products.  The increases in sales of NAND Flash products for the third quarter and first nine months of 2007 as compared to the corresponding periods of 2006 was primarily due to significant increases in megabits manufactured and the Company’s acquisition of Lexar Media, Inc. (which occurred in the fourth quarter of 2006), partially offset by declines in average selling prices per megabit of 56% for both periods.  Megabit production of NAND Flash increased for the third quarter and first nine months of 2007 as compared to the corresponding periods of 2006 by 679% and 544%, respectively, due to the ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of DRAM products for the third quarter of 2007 decreased 20% as compared to the third quarter of 2006 primarily due to a 40% decline in average selling prices mitigated by a 34% increase in megabit sales volume.  Sales of DRAM products for the first nine months of 2007 decreased 9% as compared to the first nine months of 2006 primarily due to a 10% decline in average selling prices.

Imaging:  Imaging sales for the third quarter of 2007 decreased by 12% from the second quarter of 2007 primarily due to declines in average selling prices as a result of industry softness in mobile handset sales and pricing pressure.  Imaging sales for the third quarter of 2007 decreased by 35% as compared to the third quarter of 2006 primarily due to declines in average selling prices.  Imaging sales for the first nine months of 2007 increased by 2% as compared to the first nine months of 2006 primarily due to an 11% increases in unit sales, substantially offset by declines in average selling prices.  Imaging sales were 11% of the Company’s total net sales in the third and second quarters of 2007 and 16% for the third quarter of 2006.

Gross Margin

The Company’s overall gross margin percentage for the third quarter of 2007 declined as compared to the second quarter of 2007 and third quarter of 2006 primarily due to decreases in prices for substantially all of the Company’s products.

Memory:  The Company’s gross margin for Memory for the third quarter of 2007 declined to 6% from 24% for the second quarter of 2007 primarily due to declining margins for DRAM products.  The gross margin for DRAM products in the third quarter of 2007 decreased from the second quarter of 2007 primarily due to a 36% decline in average selling prices mitigated by a 17% reduction in costs.  The Company achieved cost reductions for DRAM products through transitions to production of devices utilizing the Company’s advanced 78nm process technologies.

The gross margin for NAND Flash products in the third quarter of 2007 was relatively unchanged from the second quarter of 2007 as a 30% decline in average selling prices was mitigated by a 31% reduction in per megabit costs.  Cost reductions in the third quarter of 2007 reflect lower manufacturing costs, lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand and shifts in product mix.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher density, advanced geometry devices at the Company’s 300mm fabrication facilities.

The Company’s gross margin for Memory for the third quarter of 2007 declined to 6% as compared to 22% for the third quarter of 2006 primarily due to declining margins on sales of DRAM products partially offset by improvements to margins on sales of NAND Flash products.  The Company’s gross margin for Memory for the first nine months of 2007 of 19% was unchanged from the first nine months of 2006 as average selling prices and per megabit costs both declined 56%.  The gross margin for DRAM products in the third quarter of 2007 declined from the third quarter of 2006, primarily due to a 40% decline in average selling prices per megabit mitigated by reductions in production costs.  The gross margin for DRAM products in the first nine months of 2007 improved from the first nine months of 2006, primarily due to reductions in production costs partially offset by a decline in average selling prices of 10%.  The Company’s gross margin on NAND Flash products for the third quarter of 2007 improved from the third quarter of 2006 primarily due to significant cost reductions partially offset by a 56% decline in average selling prices.  The Company’s gross margin on NAND Flash products for the first nine months of 2007 declined from the first nine months of 2006 primarily due to a 56% decline in average selling prices mitigated by significant reductions in costs.

In recent periods, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 15% of the total megabits of memory produced by the Company (reflecting approximately 40% of total DRAM megabits).  TECH primarily produced DDR and DDR2 products in 2007 and 2006.  As of the beginning of the third quarter of 2006, TECH’s results are included in the Company’s consolidated results.  Through the third quarter of 2006, the Company’s results reflected memory products purchased from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter.  In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations.  Subsequent to the second quarter of 2006, the Company’s purchases from TECH are eliminated in consolidation and, as a result, TECH’s actual manufacturing costs are included in the Company’s consolidated results of operations.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products since the third quarter of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin for Imaging declined to 28% for the third quarter of 2007 from 35% for the second quarter of 2007 primarily due to declines in average selling prices.  The Company’s gross margin for Imaging declined to 28% for the third quarter of 2007 from 40% for the third quarter of 2006 primarily due to declines in average selling prices which were mitigated by shifts in product mix to higher resolution products.  The Company’s gross margin for Imaging declined to 36% for the first nine months of 2007 from 43% for the first nine months of 2006 primarily due to declines in average selling prices that were mitigated by cost reductions and shifts in product mix to higher resolution products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2007 decreased 12% from the second quarter of 2007 primarily due to lower personnel costs and reductions in technical and professional fees.  SG&A expenses for the third quarter of 2007 increased 19% from the third quarter of 2006 primarily due to higher personnel costs.  Personnel costs in the third quarter of 2007 increased from the third quarter of 2006 primarily due to increased headcount resulting from the acquisition of Lexar and the formation of IM Flash in the second quarter of 2006.  SG&A expenses for the first nine months of 2007 increased 48% from the first nine months of 2006 primarily due to higher personnel costs and a $31 million net charge to SG&A in the first quarter of 2007 as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  The Company expects SG&A expenses to approximate $130 million to $140 million for the fourth quarter of 2007.  For the Company’s Memory segment, SG&A expenses as a percentage of Memory sales were 10% in the third and second quarters of 2007 and 8% in the third quarter of 2006.  For the Imaging segment, SG&A expenses as a percentage of Imaging sales were 10% in the third quarter of 2007, 15% in the second quarter of 2007 and 11% in the third quarter of 2006.

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

R&D expenses for the third quarter of 2007 decreased 20% from the second quarter of 2007, principally due to a reduction in costs associated with NAND preproduction wafer processing as a result of the Company’s 8Gb NAND Flash device qualifying for production.  Under a NAND Flash R&D cost-sharing arrangement, the Company charged Intel $43 million in the third quarter of 2007, $82 million in the second quarter of 2007 and $35 million in the third quarter of 2006.  R&D expenses for the third quarter and first nine months of 2007 increased 16% and 26%, respectively, from the corresponding periods of 2006 principally due to NAND preproduction wafer processing mitigated by reimbursements received from Intel under the NAND Flash R&D cost-sharing arrangement.  The Company expects that its net R&D costs will approximate $200 million to $220 million for the fourth quarter of 2007.  For the Memory segment, R&D expenses as a percentage of Memory sales were 13% in the third quarter of 2007, 16% in the second quarter of 2007 and 13% in the third quarter of 2006.  For the Imaging segment, R&D expenses as a percentage of Imaging sales were 31% in the third quarter of 2007, 27% in the second quarter of 2007 and 9% in the third quarter of 2006.

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

Other Operating (Income) Expense, Net

Other operating income for the third quarter of 2007 includes $15 million from gains on disposals of semiconductor equipment and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2007 includes $25 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2006 includes $230 million of net proceeds from Intel Corporation for the sale of the Company’s existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The provision for taxes on U.S. operations in 2007 and 2006 was substantially offset by a reduction in the valuation allowance.  As of May 31, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $1.9 billion and unused U.S. tax credit carryforwards of $199 million.  The Company also had unused state tax net operating loss carryforwards of $1.5 billion and unused state tax credits of $170 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2025 and substantially all of the tax credit carryforwards expire in 2013 to 2026.

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2007 and 2006 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million, reducing the noncontrolling interests in TECH as of that date from 57% to 27%.

Stock-Based Compensation

Total compensation cost for the Company’s equity plans was $10 million for the third quarter of 2007, $10 million for the second quarter of 2007 and $8 million for the third quarter of 2006.  As of May 31, 2007, $2 million of stock compensation costs were capitalized and remained in inventory.  As of May 31, 2007, there was $127 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized through the third quarter of 2011.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption in 2006 of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Because the Company’s stock-based compensation costs were reduced by the effect of the acceleration of vesting in 2005, the Company expects that stock-based compensation costs will continue to grow in future periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of May 31, 2007, the Company had cash and equivalents and short-term investments totaling $2.9 billion compared to $3.1 billion as of August 31, 2006.  The balance as of May 31, 2007, included an aggregate of $367 million held at, and anticipated to be used in the near term by, IM Flash and TECH.

Operating Activities:  For the first nine months of 2007, the Company generated $793 million of cash from operating activities, which principally reflects the Company’s $162 million of net loss adjusted by $1.2 billion for non-cash depreciation and amortization expense.  Net cash provided by operating activities was net of the effects of an increase of $487 million in inventories primarily due to increases in production, growth in output that exceeded growth in demand for the Company’s Memory products and, with respect to Imaging, industry softness in the mobile handset market.

Investing Activities:  For the first nine months of 2007, net cash used by investing activities was $1.5 billion, which included cash expenditures for property, plant and equipment of $2.9 billion partially offset by the net effect of purchases, sales and maturities of investment securities of $1.4 billion.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment, research and development, and product and process technologies.  The Company expects capital spending for 2007 to approximate $4 billion.  The Company currently anticipates 2008 capital spending to be between $2 billion and $3 billion, of which approximately $2 billion is targeted for 300mm fabrication facilities, including $1.5 billion at IM Flash facilities.  As of May 31, 2007, the Company had commitments of approximately $1.0 billion for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited for approximately $53 million in cash, plus additional contingent payments up to $17 million if certain milestones are met.  The Company made payments of $55 million in the first nine months of 2007 in connection with this acquisition.

On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million payable over nine months, increasing its ownership interest in TECH from 43% to 73%.  As of May 31, 2007, $214 million remained in notes payable.

Financing Activities:  For the first nine months of 2007, net cash provided by financing activities was $2.0 billion.  In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million.  In connection with the offering of the Senior Notes, the Company also entered into capped call transactions (“Capped Calls”) with the intent to reduce the potential dilution upon conversion of the Senior Notes.  Micron paid approximately $151 million from the net proceeds from the issuance and sale of the Senior Notes to purchase the Capped Calls.  See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt” and “Supplemental Balance Sheet Information – Capped Call Transactions.”

For the first nine months of 2007, the Company also received $974 million in capital contributions from joint venture partners and $358 million in proceeds from equipment financing arrangements, payable in periodic installments over 5 years.  The Company made an aggregate of $552 million in scheduled debt payments and payments on equipment purchase contracts in the first nine months of 2007.

The Company’s TECH joint venture has a credit facility that enables it to borrow up to $380 million in future periods to fund its capital expenditures.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of May 31, 2007, IM Flash had $172 million of cash and marketable investment securities.  IM Flash’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  Subject to certain conditions, the Company expects to make additional contributions to IM Flash of approximately $2 billion over the next three years, with similar contributions to be made by Intel.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.

As of May 31, 2007, TECH had $195 million of cash and marketable investment securities.  TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.

See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures.”

Contractual Obligations:  As of May 31, 2007, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2007	2008	2009	2010	2011	2012 and thereafter
(amounts in millions)
Notes payable (including interest)	$1,932	$--	$314	$73	$142	$29	$1,374
Capital lease obligations	697	48	157	150	90	171	81
Operating leases	148	11	44	29	13	11	40

Off-Balance Sheet Arrangements

In May 2007, in connection with the offering of the Senior Notes, the Company paid approximately $151 million for the Capped Calls.  The Capped Calls cover approximately 91.3 million shares of common stock in total.  The Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments.  The Capped Calls expire on various dates between November 2011 and December 2012.

See “Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Capped Call Transactions.”

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of May 31, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

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

Acquisitions and consolidations:  Determination and the allocation thereof of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given.  The Company typically obtains independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.  The estimation of the fair values of consideration given and assets and liabilities acquired involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of May 31, 2007, $2,251 million of the Company’s $2,324 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,388 million as of May 31, 2007.  The difference between the estimated fair value of the Company’s debt and its recorded value is primarily attributable to the Company’s convertible debt.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $422 million as of May 31, 2007, and U.S. $425 million as of August 31, 2006 (including cash and equivalents denominated in yen valued at U.S. $183 million as of May 31, 2007 and U.S. $222 million as of August 31, 2006; cash and equivalents denominated in Singapore dollars valued at U.S. $68 million as of May 31, 2007 and U.S. $42 million as of August 31, 2006; and deferred income tax assets denominated in yen valued at U.S. $64 million as of May 31, 2007, and U.S. $64 million as of August 31, 2006).  The Company also held aggregate foreign currency liabilities valued at U.S. $842 million as of May 31, 2007, and U.S. $615 million as of August 31, 2006 (including debt denominated in Singapore dollars valued at U.S. $258 million as of May 31, 2007, and U.S. $38 million as of August 31, 2006; debt denominated in yen valued at U.S. $158 million as of May 31, 2007, and U.S. $228 million as of August 31, 2006; accounts payable and accrued expenses denominated in yen valued at U.S. $148 million as of May 31, 2007, and U.S. $124 million as of August 31, 2006; and accounts payable and accrued expenses denominated in euros valued at U.S. $96 million as of May 31, 2007, and U.S. $68 million as of August 31, 2006).  Foreign currency receivables and payables as of May 31, 2007, were comprised primarily of yen, euros and Singapore dollars.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of May 31, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro and the yen.

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

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.  The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.   On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs have subsequently sought leave from the Court to file an amended complaint.

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

On February 28, 2007, February 28, 2007 and March 8, 2007, cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by All American Semiconductor, Inc., Jaco Electronics, Inc. and DRAM Claims Liquidation Trust, respectively, that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, at least seventy-four cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

In the first calendar half of 2007, at least twenty-two purported class action lawsuits were filed against the Company and other suppliers of flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On May 29, 2007, the Court granted the Company's motion to dismiss the complaint but provided plaintiffs leave to file an amended complaint.  On June 29, 2007, plaintiffs filed an amended complaint.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “PART I. FINANCIAL INFORMATION – Item 1. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

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

In the third quarter of 2007, average selling prices for DRAM products and NAND Flash products decreased 36% and 30%, respectively, as compared to the second quarter of 2007.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

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

We plan to significantly increase our NAND Flash production and sales in future periods.  As part of this plan, we have formed several manufacturing joint ventures with Intel and made substantial investments in capital expenditures for equipment and new facilities as well as research and development.  Our plans also require significant future investments in capital expenditures and research and development.  We currently expect our capital spending for 2008 to be between $2 and $3 billion, with a majority of the expenditures being made to support our NAND operations.  These investments involve numerous risks.  In addition we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company's other products.  We are party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

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

Our Imaging business represented 11% of our net sales in the third quarter of 2007.  Despite growth in 2006, Imaging net sales and gross margins were down significantly in the third quarter of 2007 compared to the second quarter of 2007.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  The success of our Imaging business will depend on a number of factors, including:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect capital spending for 2007 to approximate $4 billion.  We currently anticipate 2008 capital spending to be between $2 billion and $3 billion.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Access to capital markets has historically been very important to us.  Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations.  There can be no assurance that we will be able to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and an inability to do so could have a material adverse effect on our business and results of operations.

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

We may not realize the expected benefits of new initiatives to drive greater cost efficiencies and revenue growth across our operations.

On June 28, 2007, we announced that we are pursuing a number of initiatives to drive greater cost efficiencies and revenue growth across our operations.  These initiatives include developing production cost efficiencies closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing our overhead costs to meet or exceed industry benchmarks.  We are also exploring opportunities to leverage our industry-leading technology and diversified product portfolio to accelerate revenue growth and increase shareholder value.  We anticipate that these initiatives will be implemented over several quarters.  We may not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

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

Our internal control over financial reporting could be adversely affected by material weaknesses in Lexar's internal controls.

In Lexar's Annual Report on Form 10-K for the period ended December 31, 2005, and its Quarterly Report on Form 10-Q for the period ended March 31, 2006, Lexar reported material weaknesses with respect to its revenue recognition controls and inventory accounting controls.  These control deficiencies resulted in audit adjustments to revenues, accounts receivable, cost of product revenues, deferred revenue, sales related accruals and inventory in Lexar's 2005 consolidated financial statements.  As a result of these material weaknesses, Lexar concluded in its Annual Report and Quarterly Report that its internal control over financial reporting was not effective as of the end of the periods covered by the reports.  While prior to the close of the merger Lexar continued to take steps to remediate these material weaknesses, there can be no assurance that we will be able to completely remediate these material weaknesses such that we will be able to conclude that our internal control over financial reporting is effective.  We began consolidating the financial results of Lexar on June 22, 2006.  However, due to the timing of the acquisition, the internal control over financial reporting relating to Lexar was exempt from testing and evaluation for 2006.  To the extent we do not remediate the material weaknesses, the effectiveness of our internal control over financial reporting may be adversely affected.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We estimate that, based on our assets and liabilities denominated in currencies other than U.S. dollar as of May 31, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro and the yen.  In the event that the U.S. dollar weakens significantly compared to the euro, yen or Singapore dollar, our results of operations or financial condition will be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron

Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  We are also engaged in litigation with the Massachusetts Institute of Technology (“MIT”).  On October 3, 2006, the Massachusetts Institute of Technology (“MIT”) filed suit against us in the U.S. District Court for the District of Massachusetts alleging infringement of a single MIT patent.  We are also engaged in litigation with Mosaid Technologies, Inc. ("Mosaid").  On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.  We are appealing that decision to the U.S. Court of Appeals for the Federal Circuit.

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

Allegations of anticompetitive conduct.

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry.  We are cooperating fully and actively with the DOJ in its investigation of the DRAM industry.  Our cooperation is pursuant to the terms of the DOJ's Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, we will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states: Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April

1999 through at least June 2002.  The complaints allege violations of various jurisdictions' antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On June 1, 2007, the Court granted in part and denied in part our motion to dismiss the consolidated complaint.  Plaintiffs have subsequently sought leave from the Court to file an amended complaint.

Additionally, three cases have been filed in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.

In February and March 2007, three cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by parties that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies.

On October 11, 2006, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the "Static Random Access Memory" or "SRAM" industry.  We believe that we are not a target of the investigation and we are cooperating with the DOJ in its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against us and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from January 1, 1998 through December 31, 2005.  Additionally, at least seventy-four cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from January 1, 1998 through December 31, 2005.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.

In the first calendar half of 2007, at least twenty-two purported class action lawsuits were filed against the Company and other suppliers of flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys' fees.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM ("RDRAM"), and unfair competition.  The complaint seeks treble damages, punitive damages, attorneys' fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.

We are unable to predict the outcome of these lawsuits and investigations.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Allegations of violations of securities laws.

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors.  We were also named as a nominal defendant.  An amended complaint was filed on August 23, 2006.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from us.  However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On May 29, 2007, the Court granted the our motion to dismiss the complaint but provided plaintiffs leave to file an amended complaint.  On June 29, 2007, plaintiffs filed an amended complaint.

In March 2006, following our announcement of a definitive agreement to acquire Lexar Media, Inc. ("Lexar") in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name us as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys' fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and our motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.

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

Sales to customers outside the United States approximated 70% of our consolidated net sales for the third quarter of 2007.  In addition, we have manufacturing operations in Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, the Company did not acquire any shares of its common stock.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

1.1	Underwriting Agreement, dated as of May 17, 2007, by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
3.1	Articles of Incorporation of Registrant, Restated (2)
3.7	Bylaws of the Registrant, As Amended (3)
4.17	Indenture, dated as of May 23, 2007, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (1)
10.170	Capped Call Confirmation (Reference No. CEODL6), by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
10.171	Capped Call Confirmation (Reference No. 53228800), by and between Micron Technology, Inc. and Credit Suisse International (1)
10.172	Capped Call Confirmation (Reference No. 53228855), by and between Micron Technology, Inc. and Credit Suisse International (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
____________
(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(3)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: July 10, 2007	/s/ W. G. Stover, Jr.
W. G. Stover, Jr., Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

39