Form 10-K
MICRON TECHNOLOGY INC
filed 2007-10-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 1, 2007, as reported by the New York Stock Exchange, was approximately $6.0 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 19, 2007, was 760,412,921.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2007 Annual Meeting of Shareholders to be held on December 4, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding growth in production output for NAND Flash memory products; in “Products” regarding new product offerings in 2008 and continued growth in the NAND Flash and CMOS image sensor markets; and in “Manufacturing” regarding the transition to smaller line-width process technologies, the conversion of wafer fabrication at the TECH joint venture to 300mm, overall increases in 300mm wafer fabrication in 2008, and the ramp of IM Flash’s Singapore wafer fabrication facility in 2009.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors.” All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”), a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  Materials filed by the Company with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330.  Also available on the Company’s website are its:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of the Company’s Code of Business Conduct and Ethics will also be posted on the Company’s website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  In January 2007, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards.

Overview

The Company is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory and CMOS image sensors.  The Company’s products are offered in a wide variety of package and configuration options, architectures and performance characteristics tailored to meet application and customer needs.  Individual devices take advantage of the Company’s advanced semiconductor processing technology and manufacturing expertise.  The Company aims to continually introduce new generations of products that offer lower costs per unit and improved performance characteristics.  The Company operates in two segments, Memory and Imaging.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information.”)

Memory:  The Memory segment’s primary products are DRAM and NAND Flash, which are key components used in a broad array of electronic applications, including personal computers, workstations, network servers, mobile phones, Flash memory cards, USB storage devices, MP3/4 players and other consumer electronics products.  The Company sells primarily to original equipment manufacturers, distributors and retailers located around the world.

In recent years, the Company has taken several steps towards establishing a significant presence in the NAND Flash market.  The Company has partnered with Intel Corporation (“Intel”) to form two NAND Flash manufacturing joint ventures (collectively “IM Flash”) that are consolidated subsidiaries of the Company.  In 2007, IM Flash ramped production at two 300mm wafer fabrication facilities which greatly increased the Company’s output of NAND Flash.  The Company expects its NAND Flash output will continue to increase significantly in 2008 at these facilities.  IM Flash began construction of a third 300mm wafer fabrication facility in 2007, which is expected to ramp production in late 2009.  In June 2006, the Company acquired Lexar Media, Inc. (“Lexar”), a designer, developer, manufacturer and marketer of NAND Flash memory products, which broadened the Company’s NAND Flash product offering, enhanced the Company’s retail presence and strengthened its intellectual property portfolio.

Imaging:  The Imaging segment’s primary products are CMOS image sensors, which are key components used in a broad array of electronic applications, including mobile phones, digital still cameras, webcams and other consumer, security and automotive applications.  The Company’s primary customers are camera module integrators located around the world.  The Company is exploring business model alternatives for its Imaging business including partnering arrangements.  Under any of the alternatives being considered, the Company expects that it will continue to manufacture CMOS image sensors.

Products

Memory:  The Company’s Memory segment has two primary product types:  DRAM and NAND Flash.  Sales of Memory products were 88%, 86% and 94% of the Company’s total net sales in 2007, 2006 and 2005, respectively.

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 65%, 76% and 87% of the Company’s total net sales in 2007, 2006 and 2005, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics.

DDR and DDR2:  DDR and DDR2 are standardized, high-density, high-volume, DRAM products that are sold primarily for use as main system memory in computers and servers.  DDR and DDR2 products offer high speed and high bandwidth at a relatively low cost compared to other DRAM products.  DDR and DDR2 products were the highest volume parts in the DRAM market in 2007.  DDR products were 15%, 26% and 44% of the Company’s total net sales in 2007, 2006 and 2005, respectively.  DDR2 products were 32%, 25% and 14% of the Company’s total net sales in 2007, 2006 and 2005, respectively.

In response to changes in the DRAM market, the Company has broadened its DDR and DDR2 product offerings in recent years.  The Company offers DDR products in 128 megabit (“Mb”), 256 Mb, 512 Mb and 1 gigabit (“Gb”) densities.  The Company offers DDR2 products in 256 Mb, 512 Mb, 1 Gb and 2 Gb densities.  The Company expects that these densities will be necessary to meet future customer demands for a broad array of products.  The Company also offers its DDR and DDR2 products in multiple configurations, speeds and package types.  The Company has begun sampling next-generation DDR3 products.

Synchronous DRAM (“SDRAM”):  In 2007, 2006 and 2005, SDRAM was primarily used in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as memory upgrades to legacy computers.  Sales of SDRAM products were 11%, 16% and 20% of the Company’s total net sales in 2007, 2006 and 2005, respectively.  SDRAM sales have declined as personal computer manufacturers have transitioned to DDR and DDR2 products.  The decline has been partially offset by increased usage of SDRAM products in other applications.  The Company offers 64 Mb, 128 Mb, 256 Mb and 512 Mb SDRAM products.

Other Specialty Memory Products:  The Company also offers other specialty memory products including Mobile DRAM, Pseudo-static RAM (“PSRAM”) and Reduced Latency DRAM (“RLDRAM”).  Mobile DRAM products are specialty DRAM memory devices designed for applications that demand minimal power consumption, such as personal digital assistants (PDAs), smart phones, GPS devices, digital still cameras and other handheld electronic devices.  The Company sells SDRAM and DDR mobile memory products in 64 Mb, 128 Mb, 256 Mb, 512 Mb and 1Gb densities.  The Company’s mobile DRAM products feature its proprietary Endur-IC™ technology, which the Company believes provides distinct advantages to its customers in terms of low power, high quality and high reliability.  PSRAM products, marketed by the Company under the proprietary brand name CellularRAM™, are DRAM products with an SRAM-like interface.  PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM.  PSRAM products are used primarily in cellular phone applications.  RLDRAM products are low-latency DRAM memory devices with high clock rates targeted at network applications.

NAND Flash Memory (“NAND”):  NAND products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off.  NAND sales were 23% and 6% of the Company’s total net sales in 2007 and 2006, respectively.  NAND is ideal for mass-storage devices due to its faster erase and write times, higher density, and lower cost per bit than NOR Flash, which is the primary competing Flash architecture.  The market for NAND products has grown rapidly and the Company expects it to continue to grow due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3/4 players and mobile phones.  Embedded NAND-based storage devices are utilized in MP3/4 players, mobile phones, computers and other personal and consumer applications.  The Company also expects new product lines such as solid-state disk to experience significant demand growth in future periods.

NAND and DRAM share common manufacturing processes, enabling the Company to leverage its product and process technologies and manufacturing infrastructure.  The Company’s NAND designs feature a small cell structure that allows for higher densities for demanding applications.  The Company offers Single-Level Cell (“SLC”) products and Multi-Level Cell (“MLC”) NAND products, which have double the bit density of SLC products.  In 2007, the Company offered SLC NAND products in 1 Gb, 2 Gb, and 4 Gb densities.  In 2007, the Company offered 8 Gb MLC NAND products and began sampling 16 Gb MLC NAND products.  The Company expects to introduce 32 Gb MLC NAND products in 2008.

As a result of its acquisition of Lexar in the fourth quarter of 2006, the Company began selling high-performance digital media products and other flash-based storage products through retail and original equipment manufacturing (OEM) channels.  The Company’s digital media products include a variety of Flash memory cards with a range of speeds, capacities and value-added features.  The Company’s digital media products also include its JumpDrive™ products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement and digital media accessories such as card readers and image rescue software.

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

Imaging:  Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors are the primary product of the Company’s Imaging segment.  CMOS image sensors are semiconductor devices that capture and process images into pictures or video for a variety of consumer and industrial applications.  The Company’s CMOS image sensors are used in products such as cellular phone cameras, digital still cameras, pill cameras for medical use, and in automotive and other emerging applications.  The Company offers image sensors in a range of pixel resolutions from its VGA (video graphics array) products to its higher resolution 8-megapixel products.  The Company manufactures a number of CMOS image sensors featuring a leading-edge pixel size of 1.75 square microns that enable a smaller form factor product.  Image sensors are sold either as individual components or combined with integrated circuitry to create complete camera system-on-a-chip (“SOC”) solutions.

The Company’s CMOS image sensors incorporating its DigitalClarity™ technology offered many advantages over other CMOS image sensors and charge-coupled device (“CCD”) sensors, which enabled the Company to maintain its leadership position.  The Company’s DigitalClarity™ technology features “active pixels” enabling better sensor performance that produces higher-quality images at faster frame rates.  The Company’s low-leakage DRAM processes are particularly well-suited for the manufacture of CMOS image sensors.  The Company’s CMOS image sensors consume substantially less power than CCD devices, providing an advantage in battery-dependent portable device applications where most image sensors are used.  By combining all camera functions on a single chip, from the capture of photons to the output of digital bits, CMOS image sensors reduce the part-count of a digital camera system, which in turn increases reliability, eases miniaturization, and enables on-chip programming of frame size, windowing, exposure and other camera parameters.  The Company’s CMOS image sensors are also capable of producing high-quality images in low-light conditions.  In 2007, the Company’s CMOS image sensors’ active-pixel design architecture enabled the Company to achieve CMOS imager performance that was comparable to high-end CCD sensors.

Sales of Imaging products were 12%, 14% and 6% of the Company’s total net sales in 2007, 2006 and 2005, respectively.  The overall market for image sensors is expected to increase over the next several years due to the growth forecasted for applications such as phone cameras and digital still cameras and CMOS image sensors are expected to capture an increasing percentage of the overall image sensor market.

Manufacturing

The Company’s manufacturing facilities are located in the United States, China, Italy, Japan, Puerto Rico and Singapore.  The Company’s manufacturing facilities generally operate 24 hours per day, 7 days per week.  Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment.  Most semiconductor equipment must be replaced every three to five years with increasingly advanced equipment.

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing production processes, reducing die sizes and transitioning to higher density products.  In 2007, the Company manufactured most of its DRAM products using its 95 nanometer (“nm”) and 78nm line-width process technology.  The Company expects to continue to transfer more of its DRAM production to 78nm and 68nm line-width process technology in 2008.  In 2007, the Company manufactured most of its NAND Flash memory products using its 72nm line-width process technology and began transferring its NAND production to 50nm line-width process technology.  The Company expects that in 2008 most of its NAND Flash memory products will be manufactured using its 50nm line-width process technology.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants.  Despite stringent manufacturing controls, dust particles, equipment errors, minute impurities in materials, defects in photomasks and circuit design marginalities or defects can lead to wafers being scrapped and individual circuits being nonfunctional.  Success of the Company’s manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits.  In this regard, the Company employs rigorous quality controls throughout the manufacturing, screening and testing processes.  The Company is able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

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

The Company is exploring alternatives to reduce its assembly, test and module assembly costs including relocation of current operations to lower cost locations and outsourcing.  These alternatives could affect the Company’s manufacturing processes in future periods.

In 2007, the Company significantly increased its 300mm wafer production as IM Flash ramped production at two 300mm wafer fabrication facilities and the Company’s TECH joint venture began to convert its DRAM production to 300mm wafers.  The Company expects that its 300mm wafer production in 2008 will continue to increase significantly at these facilities.

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

NAND Flash Joint Ventures with Intel Corporation (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively, “IM Flash”).  IM Flash manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  The parties share the output of IM Flash generally in proportion to their investment in IM Flash.  The Company owned a 51% interest in IM Flash at August 30, 2007.  IM Flash’s financial results are included in the consolidated financial statements of the Company.  In 2007, IM Flash began construction of a new 300mm wafer fabrication facility in Singapore, which is expected to ramp in late 2009.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – NAND Flash Joint Ventures with Intel.”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., Canon Inc. and Hewlett-Packard Company.  The Company owned an approximate 73% interest in TECH at August 30, 2007.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  TECH supplied approximately 15% of the total megabits of memory produced by the Company in 2007 (reflecting approximately 40% of total DRAM megabits).  In 2007, TECH began converting its manufacturing production from 200mm to 300mm wafers.  The conversion is expected to be completed in 2008.  TECH’s financial results were included in the consolidated financial statements of the Company beginning in the third quarter of 2006.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

MP Mask Technology Center, LLC (“MP Mask”):  The Company produces photomasks for leading-edge and advanced next generation semiconductors through MP Mask, a joint venture with Photronics, Inc. (“Photronics”).  The Company and Photronics have 50.01% and 49.99% interest, respectively, in MP Mask.  The Company and Photronics also have supply arrangements wherein the Company purchases a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.

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

Marketing and Customers

The Company’s products are sold into computing, consumer, networking, telecommunications, and imaging markets.  Approximately 50% of the Company’s net sales for 2007 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Hewlett-Packard Company were 10% of the Company’s net sales in 2007.

The Company’s products are offered under the Micron, Lexar, SpecTek and Crucial brand names, and private labels.  The Company markets its semiconductor products primarily through its own direct sales force and maintains sales offices in its primary markets around the world.  The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of product shipments.  The Company’s Lexar subsidiary sells NAND Flash memory products through retail and OEM channels and its Crucial Technology division sells memory products through a web-based customer direct sales channel.  The Company’s products are also offered through independent sales representatives and distributors.  Independent sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis.  The Company makes shipments against these orders directly to the customer.  Distributors carry the Company’s products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.

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

Backlog

Because of volatile industry conditions customers are reluctant to enter into long-term, fixed-price contracts.  Accordingly, new order volumes for the Company’s semiconductor products fluctuate significantly.  Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment.  Customers can change delivery schedules or cancel orders without significant penalty.  For these reasons, the Company does not believe that its order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

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

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on advanced computing and mobile memory architectures and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including MLC technology), CMOS image sensors and specialty memory products.  The Company’s R&D expenses were $805 million, $656 million and $604 million in 2007, 2006 and 2005, respectively.

Geographic Information

Sales to customers outside the United States totaled $4.0 billion for 2007 and included $1.1 billion in sales to China, $666 million in sales to Europe, $477 million in sales to Japan and $1.5 billion in sales to the rest of the Asia Pacific region, excluding China and Japan.  International sales totaled $3.6 billion for 2006 and $3.2 billion for 2005.  As of August 30, 2007, the Company had net property, plant and equipment of $6.5 billion in the United States, $1.2 billion in Singapore, $268 million in Italy, $226 million in Japan and $28 million in other countries.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information” and “Item 1A. Risk Factors.”)

Patents and Licenses

In recent years, the Company has been recognized as a leader in volume and quality of patents issued.  As of August 30, 2007, the Company owned approximately 16,400 U.S. patents and 2,000 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2026.

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

In recent years, the Company has recovered some of its investment in technology through sales of intellectual property rights to joint venture partners and other third parties.  The Company is pursing further opportunities to recover its investment in intellectual property through partnering arrangements.

Employees

As of August 30, 2007, the Company had approximately 23,500 employees, including approximately 13,700 in the United States, 5,700 in Singapore, 2,000 in Italy, 1,500 in Japan and 300 in the United Kingdom.  The Company’s employees include 2,500 employees in its TECH joint venture that are located in Singapore and 1,400 employees in its IM Flash joint ventures that are primarily located in the United States.  Approximately 400 of the Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2007, the Company’s wafer wholly-owned fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of August 30, 2007, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	43	Vice President of Digital Media Products
Steven R. Appleton	47	Chairman and Chief Executive Officer
Kipp A. Bedard	48	Vice President of Investor Relations
D. Mark Durcan	46	President and Chief Operating Officer
Robert J. Gove	54	Vice President of Imaging Group
Jay L. Hawkins	47	Vice President of Operations
Roderic W. Lewis	52	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Patrick T. Otte	45	Vice President of Human Resources
Michael W. Sadler	50	Vice President of Worldwide Sales
Brian J. Shields	46	Vice President of Worldwide Wafer Fabrication
Brian M. Shirley	38	Vice President of Memory
Wilbur G. Stover, Jr	54	Vice President of Finance and Chief Financial Officer
Teruaki Aoki	66	Director
James W. Bagley	68	Director
Mercedes Johnson	53	Director
Lawrence N. Mondry	47	Director
Robert E. Switz	61	Director

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

Steven R. Appleton joined the Company in February 1983.  Mr. Appleton first became an officer of the Company in August 1989 and has served in various officer positions with the Company since that time.  From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on the Company’s Board of Directors.  From September 1994 to June 2007, Mr. Appleton served as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company.  In June 2007, Mr. Appleton relinquished his position as President of the Company but retained his other positions.  Mr. Appleton is a member of the Board of Directors of National Semiconductor Corporation.  Mr. Appleton holds a BA in Business Management from Boise State University.

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

D. Mark Durcan joined the Company in June 1984 and has served in various technical positions with the Company and its subsidiaries since that time.  Mr. Durcan was appointed Chief Operating Officer in February 2006 and President in June 2007.  Mr. Durcan has been an officer of the Company since 1996.  Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University.

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

Patrick T. Otte has served as the Company's Vice President of Human Resources since March 2007.  Mr. Otte joined Micron in 1987 and has served in various positions of increasing responsibility, including Production Manager in several of Micron’s fabrication facilities, Operations Manager for Micron Technology Italia S.r.l. and, Site Director for the Company's facility in Manassas, Virginia. Mr. Otte holds a Bachelor of Science degree from St. Paul Bible College in Minneapolis, Minnesota.

Michael W. Sadler joined the Company in September 1992 as a Regional Sales Manager and has held various sales and marketing positions since that time.  Mr. Sadler became an officer of the Company in July 1997 and has served as Vice President of Worldwide Sales since November 2001.  Mr. Sadler holds a BS in Information Systems and an MBA from the University of Santa Clara.

Brian J. Shields joined the Company in November 1986 and has served in various operational positions with the Company.  Mr. Shields first became an officer of the Company in March 2003.

Brian M. Shirley joined the Company in August 1992 and has served in various technical positions with the Company.  Mr. Shirley became an officer of the Company in February 2006.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Wilbur G. Stover, Jr. joined the Company in June 1989 and has served in various financial positions with the Company and its subsidiaries.  Since September 1994, Mr. Stover has served as the Company’s Vice President of Finance and Chief Financial Officer.  Mr. Stover holds a BA in Business Administration from Washington State University.  In July 2007, Mr. Stover informed the Company that he will retire after the completion of the Company’s fiscal 2007.

Teruaki Aoki is Executive Managing Director of Sony Foundation for Education.  Dr. Aoki has been associated with Sony since 1970 and has held various executive positions, including Senior Executive Vice President and Executive Officer of Sony Corporation as well as President and Chief Operating Officer of Sony Electronics, a U.S. subsidiary.  Dr. Aoki holds a Ph.D. in Material Sciences from Northwestern University as well as a BS in Applied Physics from the University of Tokyo.  He was elected as an IEEE Fellow in 2003 and serves as Advisory Board Member of Kellogg School of Management of Northwestern University.  Dr. Aoki also serves on the board of Citizen Holdings Co. Ltd.

James W. Bagley served as the Chairman and Chief Executive Officer of Lam Research Corporation (“Lam”), a supplier of semiconductor manufacturing equipment, from August 1997 through June 2005.  In June 2005 Mr. Bagley became the Executive Chairman of Lam.  Mr. Bagley is a member of the Board of Directors of Teradyne, Inc.  He has served on the Company’s Board of Directors since June 1997.  Mr. Bagley holds a MS and BS in Electrical Engineering from Mississippi State University.

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

Lawrence N. Mondry currently serves as the Chief Executive Officer and President of CSK Auto Corporation (“CSK”), a specialty retailer of automotive aftermarket parts.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry currently serves on the Board of Directors of CSK.  Mr. Mondry is the Chairman of the Board’s Compensation Committee.

Robert E. Switz is currently President and CEO of ADC Telecommunications, Inc., a supplier of network infrastructure products and services.  Mr. Switz has been with ADC since 1994 and prior to his current position, served ADC as Executive Vice President and Chief Financial Officer.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in marketing/economics from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for ADC and Broadcom Corporation.  Mr. Switz is the Chairman of the Board’s Governance Committee.

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

In 2007, average selling prices for DRAM products and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In recent years, we have also experienced annual decreases in per megabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  If average selling prices for our memory products decrease faster than we can decrease per megabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Qimonda AG ADS; Samsung Electronics Co., Ltd.; SanDisk Corporation; Toshiba Corporation and from emerging companies in Taiwan and China, who have significantly expanded the scale of their operations.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.

Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory and will likely lead to future increases.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.  We and several of our competitors have significantly increased production in recent periods through construction of new facilities or expansion of existing facilities.  Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Our gross margins are dependent upon continuing decreases in per unit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per unit manufacturing costs at sufficient levels to increase gross margins due to strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products which inherently may require relatively larger die sizes.  Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of Imaging and certain specialty memory products.

Depressed pricing for semiconductor memory products may lead to future losses and inventory write-downs.

We recorded an inventory write-down of $20 million in the fourth quarter of 2007 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If average selling prices are below our costs in future periods, we expect to incur losses on product sales and our business, results of operations or financial condition could be materially adversely affected.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be significantly larger than the $20 million recorded in 2007.

Our plans to significantly increase our NAND Flash memory production and sales have numerous risks.

We plan to significantly increase our NAND Flash production and sales in future periods.  As part of this plan, we have formed several manufacturing joint ventures with Intel and made substantial investments in capital expenditures for equipment, new facilities and research and development.  Our plans also require significant investments in capital expenditures and research and development.  We currently expect our capital spending for 2008 to approximate $2.5 billion, with a majority of the expenditures being made to support our NAND operations.  These investments involve numerous risks.  In addition, we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company's other products.  We are party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

Our NAND Flash strategy involves numerous risks, and may include the following:

•	increasing our exposure to changes in average selling prices for NAND Flash;

•	difficulties in establishing new production operations at multiple locations;

•	increasing capital expenditures to increase production capacity and modify existing processes to produce NAND Flash;

•	raising funds or increasing debt to finance future investments;

•	diverting management’s attention from DRAM and CMOS image sensor operations;

•	managing larger operations and facilities and employees in separate geographic areas; and

•	hiring and retaining key employees.

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

Our Imaging net sales and gross margins decreased in 2007 and we faced increased competition.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  The success of our Imaging business will depend on a number of factors, including:

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

The Company is exploring business model alternatives for its Imaging business including partnering arrangements.  To the extent we form a partnering arrangement; the resulting business model may not be successful and the Imaging operations revenues and margins could be adversely affected.  We may incur significant costs to convert Imaging operations to a new business structure and operations could be disrupted.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect capital spending for 2008 to approximate $2.5 billion.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Access to capital markets has historically been very important to us.  Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations.  There can be no assurance that we will be able to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and an inability to do so could have a material adverse effect on our business and results of operations.

We expect to make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities,

•	increasing capital expenditures to upgrade and maintain facilities,

•	increasing debt to finance any acquisition or formation of a new business,

•	diverting management’s attention from normal daily operations,

•	managing larger or more complex operations and facilities and employees in separate geographic areas, and

•	hiring and retaining key employees.

Acquisitions of, or alliances with, high-technology companies are inherently risky, and any future transactions may not be successful and may materially adversely affect our business, results of operations or financial condition.

We may not realize the expected benefits of new initiatives to reduce costs and increase revenue across our operations.

We are pursuing a number of initiatives to reduce costs and increase revenue across our operations. These initiatives include workforce reductions in certain areas as we realign our business.  Additional initiatives include establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing our overhead costs to meet or exceed industry benchmarks.  We are also exploring opportunities to leverage our technology and diversified product portfolio to increase revenue and shareholder value.  In the fourth quarter of 2007, we incurred a restructure charge of $19 million consisting primarily of employee severance and related costs resulting from a reduction in our workforce.  We anticipate that we will incur some level of restructure charges through the end of 2008 as we continue to implement these initiatives.  We may not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

Our net operating loss and tax credit carryforwards may be limited.

We have significant net operating loss and tax credit carryforwards.  We have provided significant valuation allowances against the tax benefit of such losses as well as certain tax credit carryforwards.  Utilization of these net operating losses and credit carryforwards is dependent upon us achieving sustained profitability.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We estimate that, based on our assets and liabilities denominated in currencies other than U.S. dollar as of August 30, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar, U.S. $2 million for the euro and U.S. $1 million for the yen.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro or yen, our results of operations or financial condition will be adversely affected.

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

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  We are also engaged in litigation with Mosaid Technologies, Inc. ("Mosaid").  On July 24, 2006, we

filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.  We have appealed that decision to the U.S. Court of Appeals for the Federal Circuit.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states: Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of various jurisdictions' antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On June 1, 2007, the Court granted in part and denied in part our motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint.

Additionally, three cases have been filed in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  Three states, Ohio, New Hampshire, and Texas, subsequently have withdrawn from the complaint.

In February and March 2007, All American Semiconductor, Inc., Jaco Electronics, Inc., and the DRAM Claims Liquidation Trust each filed suit against the Company and other DRAM suppliers in the U.S. District Court for the Northern District of California after opting-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies.

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

In September 2007, a number of memory suppliers confirmed that they had received grand jury subpoenas from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the "Flash" industry.  We have not received a subpoena and believe that we are not a target of the investigation.

At least thirty-four purported class action lawsuits have been filed against the Company and other suppliers of Flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys' fees.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors.  We were also named as a nominal defendant.  An amended complaint was filed on August 23, 2006.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from us.  However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On May 29, 2007, the Court granted our motion to dismiss the complaint but provided plaintiffs leave to file an amended complaint.  On September 6, 2007, plaintiffs filed an amended complaint.

In March 2006, following our announcement of a definitive agreement to acquire Lexar Media, Inc. ("Lexar") in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name us as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys' fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and our motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On July 16, 2007, plaintiffs filed an amended complaint.

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

Sales to customers outside the United States approximated 70% of our consolidated net sales for 2007.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters are located in Boise, Idaho.  The following is a summary of the Company’s principal facilities:

Location	Principal Operations

Boise, Idaho	Wafer fabrication, test and assembly, research and development
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication, research and development
Singapore	Wafer fabrication facility and a test, assembly and module assembly facility
Nishiwaki City, Japan	Wafer fabrication
Avezzano, Italy	Wafer fabrication
Nampa, Idaho	Test
Aguadilla, Puerto Rico	Module assembly, test
Xi’an, China	Test

The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

The Company’s facility in Lehi is owned and operated by its IM Flash joint venture with Intel (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – IM NAND Flash Joint Ventures with Intel.”)  The Company’s wafer fabrication facility in Singapore is owned by its TECH joint venture (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

The Company believes that its existing facilities are suitable and adequate for its present purposes and that the productive capacity in such facilities is substantially being utilized or the Company has plans to utilize it.  The Company does not identify or allocate assets by operating segment.  For additional information on net property, plant and equipment by country, (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.”)

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

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.  The Company has appealed that decision to the U.S. Court of Appeals for the Federal Circuit.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.   On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  Three states, Ohio, New Hampshire, and Texas, subsequently have withdrawn from the complaint.

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

In September 2007, a number of memory suppliers confirmed that they had received grand jury subpoenas from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the "Flash" industry.  The Company has not received a subpoena and believes that is not a target of the investigation.

At least thirty-four purported class action lawsuits have been filed against the Company and other suppliers of Flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Acquisitions – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Lexar Media, Inc.”)

(See “Item 1A. Risk Factors.”)

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2007 and 2006, as reported by Bloomberg L.P.

	High	Low

2007:
4th quarter	$13.98	$10.60
3rd quarter	12.36	10.95
2nd quarter	14.93	11.86
1st quarter	18.57	13.57
2006:
4th quarter	$17.52	$14.15
3rd quarter	17.40	14.43
2nd quarter	16.99	13.13
1st quarter	14.67	11.67

Holders of Record

As of October 19, 2007, there were 3,378 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

During the fourth quarter of 2007, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock awards, an aggregate of 44,797 shares of its common stock as follow:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

June 1 – July 5	5,362	$12.45	N/A	N/A
July 6 – August 2	--	--	N/A	N/A
August 3 – August 30	39,435	$11.31	N/A	N/A
Total	44,797	$11.45

The Company acquired 44,797 shares of its common stock in the fourth quarter of 2007, retired 9,357 in the fourth quarter of 2007 and retired the remaining 35,440 shares in the first quarter of 2008.

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for the Company’s Common Stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 31, 2002, through August 31, 2007.

Note:  Management cautions that the stock price performance information shown in the graph below is provided as of fiscal year-end and may not be indicative of current stock price levels or future stock price performance.

The Company operates on a 52/53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of the Company’s fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, the Company has calculated its stock performance graph assuming an August 31 year-end.  The performance graph assumes $100 invested on August 31, 2002, in Common Stock of Micron Technology, Inc., the S&P 500 Composite Index, and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented are assumed to be reinvested.  The performance was plotted using the following data:

Performance Graph Data

	2002	2003	2004	2005	2006	2007

Micron Technology, Inc.	$100	$83	$67	$69	$100	$66
S&P 500 Composite Index	100	112	125	141	153	176
Philadelphia Semiconductor Index (SOX)	100	132	130	152	151	187

Item 6.  Selected Financial Data

	2007	2006	2005	2004	2003
	(in millions except per share amounts)

Net sales	$5,688	$5,272	$4,880	$4,404	$3,091
Gross margin	1,078	1,200	1,146	1,314	(21)
Operating income (loss)	(280)	350	217	250	(1,186)
Net income (loss)	(320)	408	188	157	(1,273)
Diluted earnings (loss) per share	(0.42)	0.57	0.29	0.24	(2.11)

Cash and short-term investments	2,616	3,079	1,290	1,231	922
Total current assets	5,234	5,101	2,926	2,639	2,037
Property, plant and equipment, net	8,279	5,888	4,684	4,713	4,510
Total assets	14,818	12,221	8,006	7,760	7,158
Total current liabilities	2,026	1,661	979	972	993
Long-term debt	1,987	405	1,020	1,028	997
Redeemable common stock	--	--	--	--	67
Total shareholders’ equity	7,752	8,114	5,847	5,615	4,971

In the third quarter of 2006, the Company entered into an agreement with the Singapore Economic Development Board (“EDB”), a partner in its TECH Semiconductor joint venture, and on March 30, 2007, the Company acquired all of the shares of TECH common stock held by EDB, which increased the Company’s ownership interest in TECH from 43% to 73%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

In the fourth quarter of 2006, the Company acquired Lexar Media, Inc., a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Acquisitions – Lexar Media, Inc.”)

(See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding production growth for NAND Flash memory products, contributions to IM Flash and anticipated restructure initiatives; in “Net Sales” regarding increases in NAND Flash memory production and  revenue; in “Selling, General and Administrative” regarding SG&A expenses for the first quarter of 2008; in “Research and Development” regarding R&D expenses for the first quarter of 2008; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Restructure” regarding future charges; in “Recently Issued Accounting Standards” regarding the adoption of new accounting standards; and in “Liquidity and Capital Resources” regarding capital spending in 2008; and future capital contributions to IM Flash.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A.  Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

Overview

The Company is a global manufacturer of semiconductor devices, principally semiconductor memory products (including DRAM and NAND Flash) and CMOS image sensors.  The Company operates in two segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified portfolio of semiconductor memory products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company is focused on improving its competitiveness by increasing manufacturing scale, improving its cost competitiveness and expanding its product portfolio within the semiconductor memory market.  The Company has increased its manufacturing scale in 2007 by ramping NAND Flash production at two 300mm wafer fabrication facilities and beginning the conversion of another facility to 300mm DRAM wafer fabrication.  The Company continues to explore other options to increase its manufacturing scale.  To reduce costs, the Company is implementing restructure initiatives aimed at reducing manufacturing and overhead costs through outsourcing, relocation of operations and workforce reductions.  In recent years the Company has strategically entered into the NAND Flash memory and specialty DRAM markets and has experienced significant revenue growth from these products.  The Company is able to leverage its existing product and process technology and semiconductor memory manufacturing expertise in these markets.

To improve its focus on the semiconductor memory market, the Company is exploring business model alternatives for its Imaging business including partnering arrangements.  Under any of the alternatives being considered, the Company expects that it will continue to manufacture CMOS image sensors.

The Company has partnered with Intel to form two NAND Flash manufacturing joint ventures:  IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively “IM Flash”).  IM Flash operations include two 300mm wafer fabrication facilities that are expected to greatly increase the Company’s production of NAND Flash in 2008.  IM Flash Singapore LLP began construction of a new 300mm wafer fabrication facility in Singapore in 2007.  The Company expects to contribute approximately $1.7 billion in cash to IM Flash over the next three years, with similar contributions to be made by Intel.  Completion of the facility in Singapore is subject to the mutual agreement of the joint venture partners.  As of August 30, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

The Company makes significant ongoing investments to implement its proprietary product and process technology in its facilities in the United States, Europe and Asia to manufacture semiconductor products with increasing functionality and performance at lower costs.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density and megapixel count.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line width process technology and innovative array architecture.

In order to maximize returns from investments in research and development (“R&D”), the Company develops process technology that effectively reduces production costs and leverages the Company’s capital expenditures.  To be successfully incorporated in customers’ end products, the Company must offer qualified semiconductor solutions at a time when customers are developing their design specifications for their end products.  In addition, DRAM and NAND Flash products necessarily incorporate highly advanced design and process technologies.  The Company must make significant investments in R&D to expand its product offering and develop its leading-edge product and process technologies.  To leverage its R&D investments, the Company has formed strategic joint ventures under which the costs of developing NAND Flash memory product and process technologies are shared with its joint venture partner.  In addition, from time to time, the Company has also sold and/or licensed technology to third parties.  The Company is pursuing further opportunities to recover its investment in intellectual property through partnering and other arrangements.

Restructure:  The Company is pursuing a number of initiatives to reduce costs and increase revenue across its operations.  These initiatives include workforce reductions in certain areas of the Company as the Company’s business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  The Company is also exploring opportunities to leverage the Company’s technology and diversified product portfolio to increase revenue and shareholder value.  It is anticipated that these initiatives will be implemented over several quarters.

In the fourth quarter of 2007, the Company incurred a restructure charge of $19 million in connection with the implementation of these cost reduction initiatives.  The fourth quarter charge was comprised primarily of employee severance and related costs resulting from a reduction in the Company’s workforce.  The Company anticipates that it will incur some level of restructure charges through the end of 2008 as it continues to implement these initiatives, but is currently unable to estimate the aggregate amount of such charges.

Results of Operations

	2007		2006		2005
	(in millions and as a percent of net sales)

Net sales:
Memory	$5,001	88%	$4,523	86%	$4,577	94%
Imaging	687	12%	749	14%	303	6%
	$5,688	100%	$5,272	100%	$4,880	100%

Gross margin
Memory	$845	17%	$878	19%	$1,020	22%
Imaging	233	34%	322	43%	126	42%
	$1,078	19%	$1,200	23%	$1,146	23%

Selling, general and administrative	$610	11%	$460	9%	$348	7%
Research and development	805	14%	656	12%	604	12%
Restructure	19	0%	--	--	(1)	(0)%
Other operating (income) expense, net	(76)	(1)%	(266)	(5)%	(22)	(0)%
Net income	(320)	(6)%	408	8%	188	4%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Net Sales

Total net sales for 2007 increased 8% as compared to 2006 primarily due to an 11% increase in Memory sales partially offset by an 8% decline in Imaging sales.  Memory sales for 2007 reflect a 204% increase in megabits sold partially offset by a 64% decline in per megabit average selling prices from 2006.  Memory sales were 88% of total net sales in 2007 compared to 86% in 2006 and 94% in 2005.  Imaging sales for 2007 decreased 8% from 2006 reflecting industry softness in mobile handset sales and pricing pressure.  Total net sales for 2006 increased 8% as compared to 2005 primarily reflecting a 147% increase in Imaging sales as Memory sales declined 1%.

Memory:  Memory sales for 2007 increased 11% from 2006 primarily due to a 287% increase in sales of NAND Flash products offset by an 11% decrease in sales of DRAM products.

Sales of NAND Flash products for 2007 increased from 2006 primarily due to significant increases in megabits manufactured and the Company’s acquisition of Lexar Media, Inc. (which occurred in the fourth quarter of 2006), partially offset by a 56% decline in average selling prices per megabit.  Megabit production of NAND Flash products increased over 800% for 2007 as compared to 2006, primarily due to the ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products represented 23% of the Company’s total net sales for 2007 as compared to 6% for 2006.  The Company expects that sales of NAND Flash products will continue to increase in 2008 as it continues to ramp production capacity at its 300mm wafer fabrication facilities.

Sales of DRAM products for 2007 decreased from 2006 primarily due to a 23% decline in average selling prices (which includes the effects of a $50 million charge to revenue in the first quarter of 2007 as a result of a settlement agreement with a class of direct purchasers of certain DRAM products), which was partially mitigated by a 16% increase in megabits sold.  Megabit production of DRAM products increased 23% for 2007, primarily due to transitions to higher density, advanced geometry devices.  Sales of DDR and DDR2 DRAM products were 47% of the Company’s total net sales in 2007 as compared to 51% for 2006 and 59% for 2005.

Memory sales for 2006 declined 1% from 2005 as a 287% increase in sales of NAND Flash products was offset by a 5% decrease in sales of DRAM products.  Sales of NAND Flash products for 2006 increased from 2005 primarily due to a significant increase in megabits sold partially offset by an approximate 35% decline in average selling prices.  Sales of NAND Flash products increased significantly for 2006 as compared to 2005, primarily due to significant increases in manufacturing resources allocated to their production.  The decrease in sales of DRAM products in 2006 from 2005 was the result of a 22% decline in average selling prices mitigated by a 22% increase in megabits sold.  Megabit production of DRAM products increased 14% for 2006 as compared to 2005, primarily due to production efficiencies including improvements in product and process technologies partially offset by a reduction in wafer starts.

Imaging:  Imaging sales for 2007 decreased 8% from 2006 primarily due to declines in average selling prices as a result of industry softness in mobile handset sales and pricing pressure.  Declines in average selling prices were partially mitigated by increased sales of higher resolution products.  Imaging sales were 12% of the Company’s total net sales in 2007 as compared to 14% for 2006 and 6% for 2005.  Imaging sales for 2006 increased by 147% from 2005 as unit sales tripled, partially offset by a 19% decrease in average selling price per unit.  The decrease in average selling price per unit was due primarily to a significant increase of lower priced VGA products sold in 2006 as compared to 2005.  The growth in Imaging unit sales for 2006 reflected strong demand for the Company’s products and increased production.

Gross Margin

The Company’s overall gross margin percentage for 2007 declined to 19% from 23% for 2006 due to a decrease in both the gross margin percentages for Memory and Imaging products.  The Company’s overall gross margin percentage of 23% for 2006 was unchanged from 2005 as a decrease in the gross margin percentage for Memory in 2006 to 19% from 22% for 2005 was offset by a slight increase in the gross margin percentage for Imaging products and a shift in product mix to higher margin Imaging products.

Memory:  The Company’s gross margin percentage for Memory products of 17% for 2007 declined from 19% for 2006 primarily due to the shift in product mix to NAND Flash products, which had a significantly lower gross margin than DRAM products in 2007.  This decline in gross margin percentage was mitigated by improvements in the gross margin for 2007 on sales of both DRAM and NAND Flash products as compared to 2006.

The gross margin for DRAM products for 2007 improved from 2006, primarily due to a 27% reduction in costs per megabit, partially offset by a decline in average selling prices of 23%.  The Company achieved cost reductions for DRAM products through transitions to production of devices utilizing the Company’s advanced 78nm process technologies.

The Company’s gross margin on NAND Flash products for 2007 improved slightly from 2006 primarily due to a 57% reduction in costs per megabit, partially offset by a 56% decline in average selling prices.  Cost reductions in 2007 reflect lower manufacturing costs, lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand and shifts in product mix.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $255 million and $111 million in 2007 and 2006, respectively.

The Company’s gross margin for memory in 2007 was adversely impacted by an inventory write-down of $20 million in the fourth quarter as a result of the significant decreases in average selling prices for our semiconductor memory products.  The Company may record additional write-downs in future periods if estimated average selling prices of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products.

The Company’s gross margin percentage for Memory products declined to 19% for 2006 from 22% for 2005 primarily due to declining margins for NAND Flash products as a result of the 33% decrease in the average selling price per megabit and costs associated with the ramp in production at two facilities.  The gross margin percentage for DRAM products in 2006 was approximately the same as for 2005 as a 22% decrease in the average selling price per megabit was offset by cost reductions.  The Company achieved cost reductions for DRAM products in 2006 through improved product yields and an increase in production utilizing the Company’s 110nm and 95nm process technologies.  The cost per megabit for products manufactured on 300mm wafers decreased significantly in 2006 compared to 2005 as the Company continued to increase 300mm wafer production.

In 2007, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture supplied approximately 15% of the total megabits of memory produced by the Company (reflecting approximately 40% of total DRAM megabits).  TECH primarily produced DDR and DDR2 products in 2007 and 2006.  Since the beginning of the third quarter of 2006, TECH’s results have been included in the Company’s consolidated results.  Through the second quarter of 2006, the Company’s results reflected memory products purchased from TECH at prices generally based on a discount from average selling prices realized by the Company for the preceding quarter.  In the first six months of 2006, the Company realized higher gross margin percentages on sales of TECH products than on sales of similar products manufactured by the Company’s wholly-owned operations.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products since the third quarter of 2006 approximated those on sales of similar products manufactured by the Company’s wholly-owned operations.  In 2005, the Company’s gross margin percentages on sales of TECH products were approximately the same as on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin for Imaging declined to 34% for 2007 from 43% for of 2006 primarily due to declines in average selling prices that were mitigated by cost reductions and shifts in product mix to higher resolution products.  The Company’s gross margin percentage for Imaging products for 2006 increased to 43% from 42% for 2005, primarily due to reductions in costs partially offset by decreases in average selling prices.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2007 increased 33% from 2006 primarily due to higher personnel costs and higher legal costs including a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  Personnel costs in 2007 increased from 2006 primarily due to increased headcount resulting from the acquisition of Lexar in the fourth quarter of 2006, the formation of IM Flash in the second quarter of 2006 and subsequent ramp of its operations, and the consolidation of TECH in the third quarter of 2006.  SG&A expenses for 2006 increased 32% from 2005 primarily due to higher compensation costs and increased costs associated with outstanding legal matters.  Payroll costs in 2006 increased from 2005 primarily due to increased headcount resulting in part from the acquisition of Lexar, the ramp of IM Flash and the consolidation of TECH.  The Company expects SG&A expenses to approximate $125 million to $135 million for the first quarter of 2008.  Future SG&A expense is expected to vary, potentially significantly, depending on the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  The Company is involved in a number of significant cases which are scheduled for trial in 2008.  Additionally, the timing and final resolution of legal matters may cause SG&A expense to vary significantly.  For the Company’s Memory segment, SG&A expenses as a percentage of sales were 11% in 2007, 8% in 2006 and 7% in 2005.  For the Imaging segment, SG&A expenses as a percentage of sales were 11% in 2007, 12% in 2006 and 11% in 2005.

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

R&D expenses for 2007 increased 23% from 2006 principally due to NAND pre-production wafer processing mitigated by reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses were reduced by $240 million in 2007 and $86 million in 2006 for amounts reimbursable from Intel under the NAND Flash R&D cost-sharing arrangement.  R&D expenses for 2006 increased 9% from 2005, principally due to increases in development wafers processed, higher compensation costs and increases in R&D equipment depreciation partially mitigated by reimbursements under the NAND Flash R&D cost sharing arrangement.  The Company expects that its R&D expenses, net of amounts reimbursable from Intel, will approximate $165 million to $175 million for the first quarter of 2008.  For the Memory segment, R&D expenses as a percentage of sales were 13% for 2007, 13% for 2006 and 12% for 2005.  For the Imaging segment, R&D expenses as a percentage of sales were 23% for 2007, 11% for 2006 and 23% for 2005.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next-generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on advanced computing and mobile memory architectures and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology), CMOS image sensors and specialty memory products.

Restructure

The Company is pursuing a number of initiatives to reduce costs and increase revenue across its operations.  These initiatives include workforce reductions in certain areas of the Company as the Company’s business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  The Company is also exploring opportunities to leverage the Company’s technology and diversified product portfolio to increase revenue and shareholder value.  It is anticipated that these initiatives will be implemented over several quarters.

In the fourth quarter of 2007, the Company incurred a restructure charge of $19 million in connection with the implementation of these cost reduction initiatives.  The fourth quarter charge was comprised primarily of employee severance and related costs resulting from a reduction in the Company’s workforce.  The Company anticipates that it will incur some level of restructure charges through the end of 2008 as it continues to implement these initiatives, but is currently unable to estimate the aggregate amount of such charges.  As of August 30, 2007, $5 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating income for 2007 includes $43 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property rights and $7 million in grants received in connection with the Company’s operations in China.  Other operating expense for 2007 includes losses of $14 million from changes in currency exchange rates.  Other operating income for 2006 includes $230 million of net proceeds for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating income for 2006 also includes $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in the IM Flash’s Utah facility.  Other operating income for 2005 includes gains net of losses on disposals of semiconductor equipment of $13 million and $12 million in receipts from the U.S. Government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit in 2007 and provision in 2006 for taxes on U.S. operations was substantially offset by changes in the valuation allowance.  As of August 30, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $2.2 billion and unused U.S. tax credit carryforwards of $202 million.  The Company also had unused state tax net operating loss carryforwards of $1.5 billion and unused state tax credits of $169 million as of August 30, 2007.  Substantially all of the net operating loss carryforwards expire in 2022 to 2027 and substantially all of the tax credit carryforwards expire in 2013 to 2027.

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2007 and 2006 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board, which had the effect of reducing the noncontrolling interests in TECH as of that date from 57% to 27%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-Based Compensation

Through 2005, the Company accounted for its stock plans using the intrinsic value method.  Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the Company to use a fair-value based method to account for stock-based compensation.  Total compensation cost for the Company’s equity plans in 2007 and 2006 was $44 million and $26 million, respectively, of which $3 million and $1 million were capitalized and remained in inventory at the end of 2007 and 2006, respectively.  As of August 30, 2007, there was $113 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized through the fourth quarter of 2011.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption in 2006 of SFAS No. 123(R), “Share-Based Payment.”  Because the Company’s stock-based compensation costs were reduced by the effect of the acceleration of vesting in 2005, the Company expects that stock-based compensation costs will continue to grow in future periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of August 30, 2007, the Company had cash and equivalents and short-term investments totaling $2.6 billion compared to $3.1 billion as of August 31, 2006.  The balance as of August 30, 2007, included an aggregate of $610 million held at, and anticipated to be used in the near term by, IM Flash and TECH.

Operating Activities:  The Company generated $937 million of cash from operating activities in 2007, which principally reflects the Company’s $320 million of net loss adjusted by $1.7 billion for non-cash depreciation and amortization expense.  Net cash provided by operating activities was net of the effects of an increase of $591 million in inventories primarily due to increases in production, growth in output that exceeded growth in demand for the Company’s Memory products and, with respect to Imaging, industry softness in the mobile handset market.

Investing Activities:  Net cash used by investing activities was $2.4 billion in 2007, which included cash expenditures for property, plant and equipment of $3.6 billion partially offset by the net effect of purchases, sales and maturities of investment securities of $1.2 billion.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2008 capital spending to approximate $2.5 billion, primarily for expenditures on 300mm fabrication facilities.  The Company expects that approximately $750 million of the capital expenditure requirement will come from joint venture partners through new investment and payment for product purchases.  As of August 30, 2007, the Company had commitments of approximately $1.2 billion for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited.  The Company made payments of $55 million in 2007 in connection with this acquisition and is obligated to make additional contingent payments up to $15 million if certain milestones are met through 2008.

On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million payable over nine months, increasing the Company’s ownership interest in TECH from 43% to 73%.  As of August 30, 2007, $216 million of this amount remained in notes payable.

Financing Activities:  Net cash provided by financing activities was $2.2 billion in 2007.  In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million.  In connection with the offering of the Senior Notes, the Company also entered into capped call transactions (“Capped Calls”) with the intent to reduce the potential dilution upon conversion of the Senior Notes.  Micron paid approximately $151 million from the net proceeds from the issuance and sale of the Senior Notes to purchase the Capped Calls.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt” and “Supplemental Balance Sheet Information – Capped Call Transactions.”)

In 2007, the Company received $1.2 billion in capital contributions from joint venture partners and $454 million in proceeds from equipment financing arrangements, payable in periodic installments through July 2011.  The Company made an aggregate of $680 million in scheduled debt payments and payments on equipment purchase contracts in 2007.

The Company’s TECH joint venture has a credit facility that enabled it to borrow up to $360 million as of August 30, 2007.  The amount available under the credit facility decreased to $320 million as of September 27, 2007, and will decline by approximately $40 million every calendar quarter thereafter until the facility expires in September 2009.  As of August 30, 2007, TECH had not borrowed any amounts against the credit facility.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of August 30, 2007, IM Flash had $407 million of cash and marketable investment securities.  IM Flash’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  Subject to certain conditions, the Company expects to make additional contributions to IM Flash of approximately $1.7 billion over the next three years, with similar contributions to be made by Intel.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.

As of August 30, 2007, TECH had $203 million of cash and marketable investment securities.  TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.

(See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures.”)

Contractual Obligations:  The following table summarizes the Company’s significant contractual obligations at August 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)

Notes payable (including interest)	$1,940	$318	$220	$53	$1,349
Capital lease obligations	794	185	284	240	85
Operating leases	117	31	29	22	35
Purchase obligations	1,659	1,334	279	13	33
Other long-term liabilities	421	--	287	37	97
Total	$4,931	$1,868	$1,099	$365	$1,599

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

Off-Balance Sheet Arrangements

In May 2007, in connection with the offering of the Senior Notes, the Company paid approximately $151 million for the Capped Calls.  The Capped Calls cover an aggregate of approximately 91.3 million shares of common stock.  The Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments.  The Capped Calls expire on various dates between November 2011 and December 2012.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Capped Call Transactions.”)

As of August 30, 2007, the Company had stock warrants outstanding that may be considered off-balance sheet arrangements.  In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of the Company’s common stock for $56.00 per share (the “Exercise Price”) at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the Exercise Date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of August 30, 2007, there had been no exercises of warrants and all warrants issued remained outstanding.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The impact of the adoption of SFAS No. 159 will depend on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company adopted SAB No. 108 as of August 30, 2007.  The adoption of SAB No. 108 did not impact the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company adopted SFAS No. 158 as of August 30, 2007.  The adoption of SFAS No. 158 did not have a material impact the Company’s results of operations or financial condition.

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

In June 2006, the FASB issued Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate each tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008.  The Company does not expect any material adjustments upon adoption.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of August 30, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company adopted SFAS No. 154 at the beginning of 2007. The adoption of SFAS No. 154 did not impact the Company’s results of operations or financial condition.

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

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s semiconductor memory inventory by approximately $85 million at August 30, 2007.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 30, 2007, $2,335 million of the Company’s $2,410 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,411 million as of August 30, 2007.  The Company estimates that as of August 30, 2007, a 1% change in market interest rates would change the fair value of the fixed-rate debt by approximately $100 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $448 million as of August 30, 2007, and U.S. $425 million as of August 31, 2006 (including cash and equivalents denominated in yen valued at U.S. $180 million as of August 30, 2007 and U.S. $222 million as of August 31, 2006; cash and equivalents denominated in Singapore dollars valued at U.S. $58 million as of August 30, 2007 and U.S. $42 million as of August 31, 2006; and deferred income tax assets denominated in yen valued at U.S. $76 million as of August 30, 2007, and U.S. $64 million as of August 31, 2006).  The Company also held aggregate foreign currency liabilities valued at U.S. $979 million as of August 30, 2007, and U.S. $615 million as of August 31, 2006 (including debt denominated in Singapore dollars valued at U.S. $258 million as of August 30, 2007, and U.S. $38 million as of August 31, 2006; debt denominated in yen valued at U.S. $165 million as of August 30, 2007, and U.S. $228 million as of August 31, 2006; accounts payable and accrued expenses denominated in yen valued at U.S. $168 million as of August 30, 2007, and U.S. $124 million as of August 31, 2006; accounts payable and accrued expenses denominated in euros valued at U.S. $137 million as of August 30, 2007, and U.S. $68 million as of August 31, 2006; and accounts payable and accrued expenses denominated in Singapore dollars valued at U.S. $116 million as of August 30, 2007, and U.S. $48 million as of August 31, 2006).  Foreign currency receivables and payables as of August 30, 2007, were comprised primarily of yen, euros and Singapore dollars.  The Company estimates that, based on its assets and liabilities denominated in currencies other than U.S. dollar as of August 30, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar, U.S. $2 million for the euro and U.S. $1 million for the yen.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 30, 2007, and August 31, 2006, and for the fiscal years ended August 30, 2007, August 31, 2006, and September 1, 2005:

Consolidated Statements of Operations	39

Consolidated Balance Sheets	40

Consolidated Statements of Shareholders’ Equity	41

Consolidated Statements of Cash Flows	42

Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm	64

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	70

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	August 30, 2007	August 31, 2006	September 1, 2005

Net sales	$5,688	$5,272	$4,880
Cost of goods sold	4,610	4,072	3,734
Gross margin	1,078	1,200	1,146

Selling, general and administrative	610	460	348
Research and development	805	656	604
Restructure	19	--	(1)
Other operating (income) expense, net	(76)	(266)	(22)
Operating income (loss)	(280)	350	217

Interest income	143	101	32
Interest expense	(40)	(25)	(47)
Other non-operating income (expense), net	9	7	(3)
Income (loss) before taxes and noncontrolling interests in net income	(168)	433	199

Income tax (provision)	(30)	(18)	(11)
Noncontrolling interests in net income	(122)	(7)	--
Net income (loss)	$(320)	$408	$188

Earnings (loss) per share:
Basic	$(0.42)	$0.59	$0.29
Diluted	(0.42)	0.57	0.29

Number of shares used in per share calculations:
Basic	769.1	691.7	647.7
Diluted	769.1	725.1	702.0

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	August 30, 2007	August 31, 2006

Assets
Cash and equivalents	$2,192	$1,431
Short-term investments	424	1,648
Receivables	994	956
Inventories	1,532	963
Prepaid expenses	67	77
Deferred income taxes	25	26
Total current assets	5,234	5,101
Intangible assets, net	401	388
Property, plant and equipment, net	8,279	5,888
Deferred income taxes	65	49
Goodwill	515	502
Other assets	324	293
Total assets	$14,818	$12,221

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,385	$1,319
Deferred income	84	53
Equipment purchase contracts	134	123
Current portion of long-term debt	423	166
Total current liabilities	2,026	1,661
Long-term debt	1,987	405
Deferred income taxes	25	28
Other liabilities	421	445
Total liabilities	4,459	2,539

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,607	1,568

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 757.9 million and 749.4 million shares, respectively	76	75
Additional capital	6,519	6,555
Retained earnings	1,164	1,486
Accumulated other comprehensive loss	(7)	(2)
Total shareholders’ equity	7,752	8,114
Total liabilities and shareholders’ equity	$14,818	$12,221

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock				Accumulated Other	Total
	Number of Shares	Amount	Additional Capital	Retained Earnings	Comprehensive Loss	Shareholders’ Equity

Balance at September 2, 2004	611.5	$61	$4,664	$890	$--	$5,615

Net income				188		188
Stock issued under stock plans	4.7	1	43			44
Balance at September 1, 2005	616.2	$62	$4,707	$1,078	$--	$5,847

Comprehensive income:
Net income				408		408
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(2)	(2)
Total comprehensive income						406

Stock issued under stock plans	11.9	1	114			115
Stock-based compensation expense			26			26
Conversion of notes to stock, net of unamortized issuance costs	53.7	5	618			623
Stock and stock options issued in connection with the acquisition of Lexar	50.7	5	878			883
Premium recognized on convertible debt assumed in Lexar acquisition			43			43
Settlement of capped calls			171			171
Stock issued in connection with Intel stock rights	16.9	2	(2)			--
Balance at August 31, 2006	749.4	$75	$6,555	$1,486	$(2)	$8,114

Net loss				(320)		(320)
Stock issued under stock plans	8.7	1	73			74
Stock-based compensation expense			44			44
Repurchase and retirement of common stock	(0.2)		(2)	(2)		(4)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $3					(5)	(5)
Purchase of capped calls			(151)			(151)
Balance at August 30, 2007	757.9	$76	$6,519	$1,164	$(7)	$7,752

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 30, 2007	August 31, 2006	September 1, 2005

Cash flows from operating activities
Net income (loss)	$(320)	$408	$188
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,718	1,281	1,265
Noncash restructure charges (benefits)	5	--	(2)
Provision to write-down inventories to estimated fair market values	20	--	--
Gain from write-down or disposition of equipment	(43)	(2)	(13)
Gain from sale of product and process technology	(30)	--	--
Stock-based compensation	44	26	2
Change in operating assets and liabilities:
(Increase) decrease in receivables	5	(62)	(22)
Increase in inventories	(591)	(12)	(193)
Increase (decrease) in accounts payable and accrued expenses	(1)	130	11
Increase (decrease) in customer prepayments	(4)	249	(2)
Deferred income taxes	(11)	(24)	(10)
Other	145	25	13
Net cash provided by operating activities	937	2,019	1,237

Cash flows from investing activities
Expenditures for property, plant and equipment	(3,603)	(1,365)	(1,065)
Purchases of available-for-sale securities	(1,466)	(3,080)	(1,849)
Acquisition of noncontrolling interest in TECH	(73)	--	--
Proceeds from maturities of available-for-sale securities	2,156	2,189	1,826
Proceeds from sales of available-for-sale securities	540	33	10
Proceeds from sales of property, plant and equipment	94	55	47
Proceeds from sale of product and process technology	30	--	--
Consolidation of TECH	--	319	--
Cash acquired from acquisition of Lexar	--	97	--
Other	(69)	(4)	(53)
Net cash used for investing activities	(2,391)	(1,756)	(1,084)

Cash flows from financing activities
Proceeds from issuance of debt	1,300	--	221
Cash received from noncontrolling interests	1,249	984	--
Proceeds from equipment sale-leaseback transactions	454	--	161
Proceeds from issuance of common stock	69	113	41
Payments on equipment purchase contracts	(487)	(209)	(236)
Repayments of debt	(193)	(415)	(300)
Cash received (paid) for capped call transactions	(151)	171	--
Other	(26)	--	(2)
Net cash provided by (used for) financing activities	2,215	644	(115)

Net increase in cash and equivalents	761	907	38
Cash and equivalents at beginning of year	1,431	524	486
Cash and equivalents at end of year	$2,192	$1,431	$524

Supplemental disclosures
Income taxes paid, net	$(41)	$(52)	$(21)
Interest paid, net of amounts capitalized	(22)	(28)	(58)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	1,010	326	372
Stock and stock options issued in acquisition of Lexar	--	883	--
Conversion of notes to stock, net of unamortized issuance cost	--	623	--

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2007, 2006 and 2005 each contained 52 weeks. All period references are to the Company’s fiscal periods unless otherwise indicated.

Use of estimates:  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

Certain concentrations:  Approximately 50% of the Company’s net sales for 2007 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Hewlett-Packard Company (“HP”) were 10% of the Company’s net sales in 2007 and were included in the Memory segment.  Sales of DRAM, NAND Flash and CMOS image sensor products constituted 65%, 23% and 12%, respectively, of the Company’s net sales for 2007.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade receivables.  The Company invests through high-credit-quality financial institutions and, by policy, generally limits the concentration of credit exposure by restricting investments with any single obligor.  A concentration of credit risk may exist with respect to trade receivables as a substantial portion of the Company’s customers are affiliated with the computing industry.  The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers.  Historically, the Company has not experienced significant losses on receivables.

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

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for NAND Flash are shared equally among the Company and Intel Corporation (“Intel”).  These charges to Intel are reflected as a reduction of research and development expense.  (See “Joint Ventures – NAND Flash Joint Ventures with Intel.”)

Stock-based compensation:  Effective the beginning of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method.  Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  For stock awards granted after the beginning of 2006, expenses are amortized under the straight-line attribution method.  (See “Equity Plans.”)

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

Financial instruments:  Cash equivalents include highly liquid short-term investments with original maturities to the Company of three months or less, readily convertible to known amounts of cash.  Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments.  Investments with remaining maturities greater than one year are classified as other noncurrent assets.  Securities classified as available-for-sale are stated at market value.  The carrying value of investment securities sold is determined using the specific identification method.

Amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.  The estimated fair value of the Company’s debt was $2,411 million and $627 million as of August 30, 2007, and August 31, 2006, respectively.  The estimated fair values presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.  The estimated fair values do not take into consideration expenses that could be incurred in an actual settlement.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining fair market values of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  As a result of these analyses, when fair market values are below the Company’s costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  The Company’s inventories have been categorized as Memory products or Imaging products for purposes of determining average cost and fair market value.  The major characteristics the Company considers in determining categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology developed by the Company are capitalized and amortized on a straight-line basis over periods currently ranging up to 10 years.  The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patents issued as a percent of patents filed.  Capitalized product and process technology costs are amortized over the shorter of (i) the estimated useful life of the technology, (ii) the patent term or (iii) the term of the technology agreement.  Fully-amortized assets are removed from product and process technology and accumulated amortization.

Property, plant and equipment:  Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s accounts and any net gain or loss is included in the Company’s results of operations.

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $18 million, $10 million and $2 million in 2007, 2006 and 2005, respectively, in connection with various capital projects.

Recently issued accounting standards:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The impact of the adoption of SFAS No. 159 will depend on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company adopted SAB No. 108 as of August 30, 2007.  The adoption of SAB No. 108 did not impact the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company adopted SFAS No. 158 as of August 30, 2007.  The adoption of SFAS No. 158 did not have a material impact the Company’s results of operations or financial condition.

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

In June 2006, the FASB issued Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate each tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 effective at the beginning of 2008.  The Company does not expect any material adjustments upon adoption.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of August 30, 2007, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company adopted SFAS No. 154 at the beginning of 2007. The adoption of SFAS No. 154 did not impact the Company’s results of operations or financial condition.

Supplemental Balance Sheet Information

Investment Securities	2007	2006

Available-for-sale securities:
Commercial paper	$687	$1,272
U.S. government and agencies	642	668
Certificates of deposit	532	486
Corporate notes and bonds	12	232
Repurchase agreements	--	67
Other	27	21
	1,900	2,746
Less cash equivalents	(1,449)	(1,077)
Less noncurrent investments	(27)	(21)
Short-term investments	$424	$1,648

Gross unrealized gains and losses as of the end of the periods shown above were de minimis, as were gross realized gains and losses in 2007, 2006 and 2005.

Receivables	2007	2006

Trade receivables	$739	$811
Taxes other than income	44	18
Other	215	131
Allowance for doubtful accounts	(4)	(4)
	$994	$956

As of August 30, 2007, and August 31, 2006, other receivables included $108 million and $51 million, respectively, due from Intel primarily for amounts related to NAND Flash product design and process development activities.  Other receivables as of August 30, 2007, and August 31, 2006, also included $83 million and $51 million, respectively, due from settlement of litigation.  Other noncurrent assets as of August 30, 2007, and August 31, 2006, include receivables due from settlement of litigation of $110 million and $181 million, respectively.

Inventories	2007	2006

Finished goods	$547	$273
Work in process	784	530
Raw materials and supplies	271	195
Allowance for obsolescence	(70)	(35)
	$1,532	$963

The Company’s results of operations for 2007 include a charge of $20 million to write down the carrying value of work in process and finished goods inventories of memory products to their estimated fair market values.

Goodwill and Intangible Assets

	2007		2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Product and process technology	$544	$(271)	$460	$(219)
Customer relationships	127	(19)	127	(4)
Other	29	(9)	27	(3)
	$700	$(299)	$614	$(226)

During 2007, the Company capitalized $86 million for product and process technology with a weighted-average useful life of 9 years and $2 million of other intangible assets with a weighted-average useful life of 4 years.  During 2006, the Company capitalized $76 million for product and process technology, $127 million for customer related intangible assets and $21 million for trademark and trade name intangible assets with weighted-average useful lives of 10 years, 8 years and 5 years, respectively. (See “Acquisitions.”)

Amortization expense for intangible assets was $75 million, $52 million and $51 million in 2007, 2006 and 2005, respectively.  Annual amortization expense for intangible assets held as of August 30, 2007, is estimated to be $78 million for 2008, $67 million for 2009, $57 million for 2010, $52 million for 2011 and $43 million for 2012.

As of August 30, 2007, the Company had goodwill of $463 million for its Memory segment and $52 million for its Imaging segment.  As of August 31, 2006, the Company had goodwill of $490 million for its Memory segment and $12 million for its Imaging segment.  All changes in goodwill are due to acquisitions and changes in the preliminary purchase price allocation.  (See “Acquisitions.”)  The Company performs its annual test of impairment for goodwill in the fourth quarter of its fiscal year.

Property, Plant and Equipment	2007	2006

Land	$107	$107
Buildings (includes $131 and $59, respectively, for capital leases)	3,636	2,763
Equipment (includes $744 and $409, respectively, for capital leases)	12,379	9,528
Construction in progress	209	484
Software	267	251
	16,598	13,133
Accumulated depreciation (includes $258 and $229, respectively, for capital leases)	(8,319)	(7,245)
	$8,279	$5,888

Depreciation expense was $1,664 million, $1,258 million and $1,211 million for 2007, 2006 and 2005, respectively.

Accounts Payable and Accrued Expenses	2007	2006

Accounts payable	$856	$854
Salaries, wages and benefits	247	220
Customer advances	85	6
Taxes other than income	18	23
Income taxes	15	20
Other	164	196
	$1,385	$1,319

As of August 30, 2007, customer advances includes $83 million for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010, pursuant to a prepaid NAND Flash supply agreement.  As of August 30, 2007, an additional $167 million was included in other noncurrent liabilities pursuant to this supply agreement.

Debt	2007	2006

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$--
Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rates of 6.6%	666	264
Notes payable in periodic installments through July 2015, weighted average interest rate of 4.5% and 1.5%, respectively	374	237
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	$2,410	$571
Less current portion	(423)	(166)
	$1,987	$405

As of August 30, 2007, notes payable and capital lease obligations above included an aggregate of $258 million, denominated in Singapore dollars, at a weighted average interest rate of 6.6% and $165 million, denominated in Japanese yen, at a weighted-average interest rate of 1.5%.

In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million and the net proceeds to the Company from the offering of the Senior Notes were $1,274 million.  The initial conversion rate for the Senior Notes is 70.2679 shares of common stock per $1,000 principal amount of Senior Notes, equivalent to an initial conversion price of approximately $14.23 per share of common stock.  Holders may convert the Senior Notes prior to the close of business on the business day immediately preceding the maturity date for the Senior Notes only under the following circumstances: (1) during any calendar quarter beginning after August 30, 2007, (and only during such calendar quarter) if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the then applicable conversion price per share of the Senior Notes; (2) if the Senior Notes have been called for redemption; (3) if specified distributions to holders of the Company's common stock are made, or specified corporate events occur, as specified in the indenture for the Senior Notes; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Notes for each day of that period was less than 98% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Senior Notes; or (5) at any time on or after March 1, 2014.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If a holder elects to convert its Senior Notes in connection with a make-whole change in control, as defined in the indenture, the Company will, in certain circumstances, pay a make-whole premium by increasing the conversion rate for the Senior Notes converted in connection with such make-whole change in control.  On or after June 6, 2011, the Company may redeem for cash all or part of the Senior Notes if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of redemption.  The redemption price is 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest.  Upon a change in control or a termination of trading, as defined in the indenture, the holders may require the Company to repurchase for cash all or a portion of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any.

In 2007, the Company received $454 million in proceeds from sale-leaseback transactions. In connection with these transactions, the Company recorded capital lease obligations aggregating $441 million with a weighted-average imputed interest rate of 6.7%, payable in periodic installments through July 2011.

As of August 30, 2007, notes payable included $216 million payable to the Singapore Economic Development Board (“EDB”) recorded in connection with the Company’s acquisition of EDB’s interest in the TECH Semiconductor Singapore Pte. Ltd. joint venture in the third quarter of 2007.  These notes have a stated interest rate of 6.8%, are payable to EDB in three installments through December 2007 and are collateralized by the acquired shares in the TECH joint venture.  (See “Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

The Company’s TECH subsidiary has a credit facility that, as of August 30, 2007, enables it to borrow up to $360 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5% subject to customary covenants.  The amount available under the credit facility decreased to $320 million as of September 27, 2007 and will decline by approximately $40 million every calendar quarter thereafter until the facility expires in September 2009.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of August 30, 2007, TECH had not borrowed any amounts against the credit facility.

In connection with the Company’s acquisition of Lexar in the fourth quarter of 2006, the Company assumed Lexar’s $70 million 5.625% convertible notes due April 1, 2010 (the “Lexar Notes”).  The Lexar Notes are convertible into the Company’s common stock any time at the option of the holders of the Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Lexar Notes are redeemable for cash at the Company’s option beginning on April 1, 2008, at a price equal to the principal amount plus accrued interest plus the net present value of the remaining scheduled interest payments through April 1, 2010.  The Company may only redeem the Lexar Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.

Certain notes payable are collateralized by property, plant and equipment with a carrying value of $72 million as of August 30, 2007.

As of August 30, 2007, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations

2008	$278	$185
2009	46	172
2010	115	112
2011	4	225
2012	--	15
2013 and thereafter	1,301	85
Interest	--	(128)
	$1,744	$666

Commitments

As of August 30, 2007, the Company had commitments of approximately $1.2 billion for the acquisition of property, plant and equipment.  The Company has an agreement to construct a facility to produce photomasks and sell such facility to its MP Mask partner for a negotiated amount.  The Company expects to complete the facility in November 2007 and does not expect to incur a material loss upon completion.  The Company leases certain facilities and equipment under operating leases.  Total rental expense was $62 million, $30 million and $23 million for 2007, 2006 and 2005, respectively.  Minimum future rental commitments under operating leases aggregated $117 million as of August 30, 2007, and are payable as follows:  $31 million in 2008; $16 million in 2009; $13 million in 2010; $12 million in 2011, $10 million in 2012 and $35 million in 2013 and thereafter.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  The Company also is engaged in patent litigation with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of net sales.  In the first quarter of 2008, the Company entered into a settlement agreement with the Massachusetts Institute of Technology (“MIT”) that did not have a material impact on the Company’s results of operations or financial condition.

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

Subsequent to the commencement of the DOJ DRAM investigation, at least sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.  On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following states filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  Three states, Ohio, New Hampshire, and Texas, subsequently have withdrawn from the complaint.

Three purported class action lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

On January 9, 2007, the Company entered into a settlement agreement with a class of direct purchasers (“Direct Purchaser Settlement”) that had alleged price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products.  Under terms of the Direct Purchaser Settlement, the Company was dismissed with prejudice from the direct purchaser consolidated class-action suit.  As a result of the Direct Purchaser Settlement, the Company recorded a $50 million charge to revenue (for the amount attributable to then-current customers) and a $31 million net charge to selling, general and administrative expenses for 2007.

In February and March 2007, All American Semiconductor, Inc., Jaco Electronics, Inc., and the DRAM Claims Liquidation Trust each filed suit against the Company and other DRAM suppliers in the U.S. District Court for the Northern District of California after opting-out of the direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek damages, injunctive relief, and other remedies.

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

In September 2007, a number of memory suppliers confirmed that they had received grand jury subpoenas from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the "Flash" industry.  The Company has not received a subpoena and believes that is not a target of the investigation.

At least thirty-four purported class action lawsuits were filed against the Company and other suppliers of Flash memory products in various federal and state courts on behalf of direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of Flash memory products during the period from January 1, 1999 through the date the various cases were filed.  The complaints seek treble monetary damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006.  The complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On May 29, 2007, the Court granted the Company's motion to dismiss the complaint but provided plaintiffs leave to file an amended complaint.  On September 6, 2007, plaintiffs filed an amended complaint.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  The Company is unable to predict the outcome of these suits.  A court determination against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.  (See “Acquisitions – Lexar Media, Inc.”)

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

Capped Call Transactions

In connection with the offering of the Senior Notes in May 2007, the Company entered into three capped call transactions (the “Capped Calls”).  The Capped Calls each have an initial strike price of approximately $14.23 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes.  The Capped Calls are in three equal tranches, have cap prices of $17.25, $20.13 and $23.00 per share, and cover, subject to anti-dilution adjustments similar to those contained in the Senior Notes, an approximate combined total of 91.3 million shares of common stock.  The Capped Calls may reduce the potential dilution upon conversion of the Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $14.23 to a maximum of $538 million.  The Company paid approximately $151 million to purchase the Capped Calls.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Shareholders’ Equity

Stock Rights:  As of August 30, 2007, Intel held stock rights exchangeable into approximately 16.9 million shares of the Company’s common stock.  The shares issuable pursuant to the stock rights are included in weighted-average common shares outstanding in the computations of earnings per share.

Stock Warrants:  In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitle the holders to exercise their warrants and purchase shares of common stock for $56.00 per share at any time through May 15, 2008 (the “Expiration Date”).  Warrants exercised prior to the Expiration Date will be settled on a “net share” basis, wherein investors receive common stock equal to the difference between $56.00 and the average closing sale price for the common shares over the 30 trading days immediately preceding the exercise date.  At expiration, the Company may elect to settle the warrants on a net share basis or for cash, provided certain conditions are satisfied.  As of August 30, 2007, no warrants have been exercised.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss, net of tax, consists of the following as of the end of the periods shown below:

	2007	2006

Unrealized loss on investments	$(2)	$(2)
Adjustment to initially apply SFAS No. 158, net of tax	(5)	--
Accumulated other comprehensive loss	$(7)	$(2)

Equity Plans

As of August 30, 2007, the Company had an aggregate of 181.8 million shares of its common stock reserved for issuance for stock options and restricted stock awards, of which 124.8 million shares were subject to outstanding awards and 57.0 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  Stock options granted by the Company are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options issued prior to January 19, 1998, and after September 22, 2004, generally expire six years from the date of grant.  All other options expire ten years from the grant date.

In connection with the Company’s acquisition of Lexar in 2006, the Company assumed Lexar options, which were converted into options to purchase 6.6 million shares of the Company’s common stock, which vest over four years and expire ten years from the grant date.  (See “Acquisitions – Lexar Media, Inc.”)

Option activity for 2007 is summarized as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 31, 2006	123.9	$20.02
Granted	8.2	12.80
Exercised	(5.5)	9.55
Cancelled or expired	(7.1)	20.17
Outstanding at August 30, 2007	119.5	20.00	4.02	$7

Exercisable at August 30, 2007	102.9	$21.12	3.87	$7
Expected to vest after August 30, 2007	15.6	13.06	4.97	--

The following table summarizes information about options outstanding as of August 30, 2007:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share

$0.51 - $14.02	60.5	4.43	$12.51	46.1	$12.43
14.03 - 22.83	29.6	4.40	18.87	27.3	19.22
23.25 - 34.06	18.8	2.86	29.97	18.8	29.97
34.09 - 40.06	6.6	2.38	36.93	6.6	36.93
40.57 - 96.56	4.0	3.11	66.35	4.1	66.35
	119.5	4.02	20.00	102.9	21.12

The weighted-average grant-date fair value per share was $4.87, $5.92 and $5.10 for options granted during 2007, 2006 and 2005, respectively.  The total intrinsic value was $32 million and $46 million for options exercised during 2007 and 2006.  The total intrinsic value for options exercised during 2005 was de minimis.

Changes in the Company’s nonvested options for 2007 are summarized as follows:

	Number of shares	Weighted- average grant date fair value per share

Nonvested at August 31, 2006	14.3	$6.15
Granted	8.2	4.87
Vested	(4.1)	6.28
Cancelled	(1.8)	6.04
Nonvested at August 30, 2007	16.6	5.50

As of August 30, 2007, there was $64 million of total unrecognized compensation cost net of estimated forfeitures related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.  The Company’s nonvested options as of August 30, 2007, have a weighted-average exercise price of $13.06, a weighted-average remaining contractual life of 4.95 years and a de minimis aggregate intrinsic value.

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

	2007	2006

Average expected life in years	4.25	4.25
Expected volatility	33%-42%	42%-48%
Weighted-average volatility	39%	47%
Risk-free interest rate	4.5%-5.2%	3.9%-5.2%

Restricted Stock:  As of August 30, 2007, there were 5.3 million shares of restricted stock and restricted stock units outstanding, of which 1.5 million were performance-based restricted stock awards.  For service-based restricted stock awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based restricted stock awards, vesting is contingent upon meeting certain Company-wide performance goals.  Restricted stock activity for 2007 is summarized as follows:

	Number of shares	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 31, 2006	2.3
Granted	3.8
Restrictions lapsed	(0.8)
Outstanding at August 30, 2007	5.3	2.4	$60

Expected to vest after August 30, 2007	4.5	2.6	$51

The weighted-average grant-date fair value for restricted stock awards granted during 2007 and 2006 was $14.91 and $13.04 per share, respectively.  The total value of awards for which restrictions lapsed during 2007 and 2006 was $11 million and $2 million.  As of August 30, 2007, there was $49 million of total unrecognized compensation cost net of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Stock Purchase Plan:  The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock through payroll deductions.  Prior to July 1, 2005, shares could be purchased at 85% of the lower of the beginning or ending closing stock prices of each quarterly offering period.  After July 1, 2005, shares can be purchased at 95% of the ending closing stock price of each offering quarterly period.  Shares can be resold when purchased.  Purchases are limited to 20% of an employee’s eligible compensation.  As of August 30, 2007, 27.4 million shares of the Company’s common stock had been issued under the ESPP and 2.1 million shares were available for future issuance under the plan.

Non-Employee Director Stock Incentive Plan:  Shares are issued under the Director Stock Incentive Plan (“DSIP”) as compensation to non-employee directors of the Company.  As of August 30, 2007, 64,666 shares of the Company’s common stock had been issued under the DSIP and 435,334 shares were reserved for future issuance under the plan.

Stock-Based Compensation Expense:  Total compensation cost for the Company’s stock plans was as follows:

	2007	2006

Stock-based compensation expense by caption:
Cost of goods sold	$11	$8
Selling, general and administrative	21	11
Research and development	12	7
	$44	$26

Stock-based compensation expense by type of award:
Stock options	$26	$17
Restricted stock	18	9
	$44	$26

Stock-based compensation expense of $3 million and $1 million was capitalized and remained in inventory at the end of 2007 and 2006, respectively.  As of August 30, 2007, $113 million of total unrecognized compensation costs net of estimated forfeitures related to non-vested awards is expected to be recognized over a weighted-average period of 1.4 years.

Through 2005, the Company accounted for its stock plans using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Previously reported amounts have not been restated.  The following presents the pro forma income and per share data required under SFAS No. 123, “Accounting for Stock-Based Compensation” as if a fair value based method had been used to account for stock-based compensation for 2005:

2005

Net income available to common shareholders	$188
Stock-based employee compensation expense included in reported net income, net of tax	2
Less total stock-based employee compensation expense determined under a fair value-based method for all awards, net of tax	(265)
Pro forma net loss available to common shareholders	$(75)

Earnings (loss) per share:
Basic, as reported	$0.29
Basic, pro forma	(0.12)

Diluted, as reported	$0.29
Diluted, pro forma	(0.12)

Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes.”)  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding under the Company’s stock plans to reduce compensation costs recognized subsequent to the adoption of SFAS 123(R).

Assumptions used in the Black-Scholes option valuation model to estimate the value of the Company’s options included in pro forma amounts for 2005 are presented below:

	2005
	Stock option plan shares	Employee stock Purchase plan shares

Average expected life in years	4.25	0.25
Expected volatility	48%	33%
Risk-free interest rate	3.6%	2.1%

Employee Benefit Plans

The Company has employee retirement plans at its U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees:  The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in the Company’s common stock.  Under the RAM plan, the Company matches in cash eligible contributions from employees up to 4% of the employee’s annual eligible earnings, or $2,000, whichever is greater.  Contribution expense for the Company’s RAM Plan was $31 million, $26 million and $18 million in 2007, 2006 and 2005, respectively.

Retirement Plans:  The Company has pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  Upon adoption of FAS 158 as of August 30, 2007, the Company recorded a liability of $8 million related to the unfunded pension liabilities of the plans.

Restructure

In an effort to increase the Company’s competitiveness and efficiency, in the fourth quarter of 2007, the Company announced a number of initiatives to drive greater cost efficiencies and revenue growth across its operations.  The initiatives included workforce reductions in certain areas of the Company as the Company’s business is realigned. Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks. The Company will continue to execute the initiatives through 2008. In connection with the restructure, the Company recorded a charge of $19 million consisting primarily of employee severance and related costs resulting from a reduction in the Company’s workforce of approximately 1,000 employees (primarily from the Company’s Memory segment).  As of August 30, 2007, $5 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating income for 2007 includes $43 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  Other operating expense for 2007 includes losses of $14 million from changes in currency exchange rates.  Other operating income for 2006 includes $230 million of net proceeds for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating income for 2006 also includes $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in IM Flash.  (See “Joint Ventures – NAND Flash Joint Ventures with Intel.”)  Other operating income for 2005 includes gains net of losses on disposals of semiconductor equipment of $13 million and $12 million in receipts from the U.S. Government in connection with anti-dumping tariffs.

Income Taxes

Income (loss) before taxes and noncontrolling interests in net income and the income tax (provision) consisted of the following:

	2007	2006	2005

Income (loss) before taxes and noncontrolling interests in net income:
U.S.	$(571)	$351	$108
Foreign	403	82	91
	$(168)	$433	$199

Income tax (provision):
Current:
U.S. federal	$(5)	$(12)	$--
State	--	(1)	(3)
Foreign	(39)	(29)	(18)
	(44)	(42)	(21)
Deferred:
U.S. federal	--	--	--
State	--	--	--
Foreign	14	24	10
	14	24	10
Income tax (provision)	$(30)	$(18)	$(11)

The Company’s income tax (provision) computed using the U.S. federal statutory rate reconciled to the Company’s income tax (provision) follows:

	2007	2006	2005

U.S. federal income tax benefit (provision) at statutory rate	$59	$(152)	$(70)
State taxes, net of federal benefit	3	5	6
Foreign operations	93	3	9
Change in valuation allowance	(219)	103	(7)
Tax credits	25	7	28
Export sales benefit	8	13	16
Other	1	3	7
Income tax (provision)	$(30)	$(18)	$(11)

State taxes reflect investment tax credits of $10 million, $23 million and $14 million for 2007, 2006 and 2005, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2007	2006

Deferred tax assets:
Net operating loss and credit carryforwards	$1,136	$929
Basis differences in investments in joint ventures	236	301
Deferred revenue	160	160
Accrued compensation	64	51
Inventories	35	16
Accounts payable	21	43
Accrued product and process technology	14	11
Other	26	36
Gross deferred tax assets	1,692	1,547
Less valuation allowance	(1,142)	(915)
Deferred tax assets, net of valuation allowance	550	632

Deferred tax liabilities:
Excess tax over book depreciation	(225)	(308)
Receivables	(76)	(91)
Unremitted earnings on certain subsidiaries	(68)	(58)
Intangible assets	(59)	(68)
Product and process technology	(44)	(45)
Other	(13)	(15)
Deferred tax liabilities	(485)	(585)

Net deferred tax assets	$65	$47

Reported as:
Current deferred tax assets	$25	$26
Noncurrent deferred tax assets	65	49
Noncurrent deferred tax liabilities	(25)	(28)
Net deferred tax assets	$65	$47

The Company has a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of August 30, 2007, the Company had aggregate U.S. tax net operating loss carryforwards of $2.2 billion and unused U.S. tax credit carryforwards of $202 million.  The Company also has unused state tax net operating loss carryforwards of $1.5 billion and unused state tax credits of $169 million as of August 30, 2007.  Substantially all of the net operating loss carryforwards expire in 2022 to 2027 and substantially all of the tax credit carryforwards expire in 2013 to 2027.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.

The changes in valuation allowance of $227 million and $(114) million in 2007 and 2006, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.  The change in the valuation allowance in 2007 and 2006 includes $6 million and $12 million, respectively, for stock plan deductions, which will be credited to additional capital if realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $935 million as of August 30, 2007, have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Earnings Per Share

	2007	2006	2005

Net income (loss) available to common shareholders – Basic	$(320)	$408	$188
Net effect of assumed conversion of debt	--	6	14
Net income (loss) available to common shareholders – Diluted	$(320)	$414	$202

Weighted-average common shares outstanding – Basic	769.1	691.7	647.7
Net effect of dilutive stock options and assumed conversionof debt	--	33.4	54.3
Weighted-average common shares outstanding – Diluted	769.1	725.1	702.0

Earnings (loss) per share:
Basic	$(0.42)	$0.59	$0.29
Diluted	(0.42)	0.57	0.29

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2007	2006	2005

Employee stock plans	124.9	68.7	117.4
Convertible notes payable	97.6	6.2	--
Common stock warrants	29.1	29.1	29.1

Acquisitions

Lexar Media, Inc. (“Lexar”): On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of Flash memory products, in a stock for stock merger to broaden the Company’s NAND Flash memory product offering, enhance its retail presence and strengthen its portfolio of intellectual property.  Pursuant to the terms of the merger agreement, each issued and outstanding share of common stock of Lexar was converted into 0.5925 shares of Micron’s common stock (the “Exchange Ratio”), and each issued, outstanding and unexercised Lexar employee stock option with an exercise price per share of $9.54 or less was converted into a Micron employee stock option using the Exchange Ratio.  In connection therewith, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million.  The Company’s results of operations for 2006 include the results of Lexar, which are included in the Company’s Memory segment, for the period subsequent to the acquisition date.

The $886 million purchase price was allocated to the assets and liabilities of Lexar based on an estimate of fair values as follows:

	As of August 31, 2006	Adjustments	As of August 30, 2007

Cash and short-term investments	$101	$--	$101
Receivables ($179 of which was classified as noncurrent)	302	15	317
Inventories	75	(1)	74
Intangible assets	183	--	183
Deferred tax assets	176	4	180
Goodwill	486	(28)	458
Other assets	33	(2)	31

Accounts payable and accrued expenses	(181)	12	(169)
Deferred tax liabilities	(176)	--	(176)
Debt	(113)	--	(113)
Aggregate purchase price	$886	$--	$886

As of June 21, 2006, the estimated fair value of Lexar’s convertible debt exceeded its face value by $43 million.  The convertible debt was recorded at its $70 million face value and the $43 million was recorded as additional capital in the accompanying consolidated financial statements.

Effective September 15, 2006, the Company and Toshiba Corporation entered into agreements settling all outstanding NAND Flash memory-related litigation between the companies.  Toshiba purchased certain of the Company’s semiconductor technology patents and licensed certain patents previously owned by Lexar.  The Company will receive payments totaling $288 million over three years, a substantial portion of which was included in the allocation of the purchase price for Lexar as a receivable at an imputed interest rate of 5.9%.  As of August 30, 2007, $193 million of the settlement proceeds remained in current and noncurrent receivables.

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006 and at the beginning of 2005.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

	2006	2005
	(unaudited)

Net sales	$5,746	$5,682
Net income	266	102

Earnings per share – diluted	$0.35	$0.15

Avago Technologies Limited Image Sensor Business:  On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”), for an initial cash payment of $53 million and additional contingent consideration at inception of up to $17 million if certain milestones were met through 2008.  Due to the achievement of certain milestones during 2007, the Company increased the initial $53 million acquisition cost (and its preliminary allocation of this cost to goodwill) by $4 million.  Based on a preliminary allocation of acquisition costs as of August 30, 2007, the Company had recorded total assets of $58 million (including intangible assets of $17 million and goodwill of $40 million) and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, is the Senior Vice President, Finance and Chief Financial Officer of Avago.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of August 30, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The Company’s capital contributions of assets and cash to IM Flash were matched by pro rata cash contributions from Intel of $1,238 million and $936 million in 2007 and 2006, respectively.  The partners share the output of IM Flash generally in proportion to their ownership in IM Flash.  IM Flash sells products to the joint venture partners at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $255 million and $111 million for 2007 and 2006, respectively.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development costs for NAND Flash are generally shared equally between the Company and Intel.  In 2007 and 2006, the Company received $240 million and $86 million, respectively, from Intel under the NAND Flash research and development cost sharing arrangement.  In the second quarter of 2006, the Company received net proceeds of $230 million from Intel for the sale of the Company’s then existing NAND Flash memory designs and certain related technology and the Company’s acquisition of a perpetual, paid-up license to use and modify such designs.

Under the terms of a lease agreement, IM Flash has the use of approximately 50% of the Company’s manufacturing facility in Manassas, Virginia through January 2016.  IM Flash purchases and installs manufacturing equipment into the leased facility, which is operated and maintained by the Company.  The cost of operating and maintaining the equipment is charged to IM Flash.  Under the terms of a wafer supply agreement, the Company manufactures wafers for IM Flash in its Boise, Idaho facility through January 2011.  The Company and Intel entered into various service contracts with IM Flash under which they provide operational and administrative support services.  The Company and Intel generally charge IM Flash for costs of providing such services.

The Company has determined that both of the IM Flash joint ventures are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of both.  Accordingly, IM Flash financial results are included in the accompanying consolidated financial statements of the Company.  All amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interest.  IM Flash’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and HP.  As of August 30, 2007, the Company owned an approximate 73% interest in TECH.  The shareholders’ agreement for the TECH joint venture expires in 2011.  The Company began consolidating TECH’s financial results as of the beginning of the Company’s third quarter of 2006.  TECH’s cash and marketable investment securities are not anticipated to be made available to finance the Company’s other operations.  The creditors of TECH have recourse only to the assets of TECH and do not have recourse to any other assets of the Company.

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by EDB for approximately $290 million, of which $216 million was outstanding as of August 30, 2007, payable through December 2007.  As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%.  The Company applied purchase accounting to the acquisition of these shares, which resulted in a $322 million reduction in noncontrolling interest.  The accompanying consolidated financial statements reflect the impact of acquiring these shares as of March 30, 2007.

TECH’s semiconductor manufacturing uses the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  The Company generally purchases semiconductor memory products from TECH at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  Through the second quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $287 million for the first six months of 2006 and $652 million for 2005.

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

Segment Information

The Company’s reportable segments are Memory and Imaging. The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.

	2007	2006	2005

Net sales:
Memory	$5,001	$4,523	$4,577
Imaging	687	749	303
Total consolidated net sales	$5,688	$5,272	$4,880

Operating income (loss):
Memory	$(288)	$197	$192
Imaging	8	153	25
Total consolidated operating income (loss)	$(280)	$350	$217

Geographic Information

Geographic net sales based on customer location were as follows:

	2007	2006	2005

United States	$1,719	$1,721	$1,657
Asia Pacific (excluding China and Japan)	1,496	1,068	900
China	1,064	1,049	775
Europe	666	719	906
Japan	477	494	380
Other	266	221	262
	$5,688	$5,272	$4,880

Net property, plant and equipment by geographic area was as follows:

	2007	2006	2005

United States	$6,545	$4,422	$3,677
Singapore	1,212	867	261
Italy	268	318	359
Japan	226	269	379
Other	28	12	8
	$8,279	$5,888	$4,684

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,530	$1,427	$1,294	$1,437
Gross margin	442	357	106	173
Operating income (loss)	110	(34)	(195)	(161)
Net income (loss)	115	(52)	(225)	(158)

Diluted earnings (loss) per share	$0.15	$(0.07)	$(0.29)	$(0.21)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,362	$1,225	$1,312	$1,373
Gross margin	311	236	329	324
Operating income	62	188	47	53
Net income	63	193	88	64

Diluted earnings per share	$0.09	$0.27	$0.12	$0.08

As a result of a settlement agreement with a class of direct purchasers of certain DRAM products, the Company recorded a $50 million charge to revenue and $31 million net charge to selling, general and administrative expenses in the first quarter of 2007.  The aggregate net charge including the impact on the Company’s compensation programs was a $77 million reduction in net income.

Results for the second quarter of 2006 include a $230 million gain from the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 30, 2007 and August 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 24, 2007

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

During the fourth quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 30, 2007.  The effectiveness of the Company’s internal control over financial reporting as of August 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions

Item 14.  Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 30, 2007, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statement: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

Exhibit	Description

1.1	Underwriting Agreement dated as of May 17, 2007, by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
2.1	Agreement and Plan of Merger by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 (2)
2.2	First Amendment to Agreement and Plan of Merger dated as of May 30, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (3)
2.3	Second Amendment to Agreement and Plan of Merger dated as of June 4, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (4)
3.1	Restated Certificate of Incorporation of the Registrant (5)
3.2	Bylaws of the Registrant, as amended (6)
4.1	Form of Global Warrant representing Warrants to purchase Common Stock expiring May 15, 2008 (the “Warrants”) (7)
4.2	Securities Purchase Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (8)
4.3	Stock Rights Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (8)
4.4	Indenture dated March 30, 2005, by and between Lexar Media, Inc. and U.S. Bank National Association (9)
4.5	First Supplemental Indenture to the Lexar Indenture dated as of June 21, 2006, between Lexar and U.S. Bank National Association (10)
4.6	Indenture dated as of May 23, 2007 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (1)
10.1	Executive Officer Performance Incentive Plan (11)
10.2	1989 Employee Stock Purchase Plan (13)
10.3	1994 Stock Option Plan (12)
10.4	1994 Stock Option Plan Form of Agreement and Terms and Conditions (13)
10.5	1997 Nonstatutory Stock Option Plan (14)
10.6	1998 Non-Employee Director Stock Incentive Plan (15)
10.7	1998 Nonstatutory Stock Option Plan (14)
10.8	2001 Stock Option Plan (16)
10.9	2001 Stock Option Plan Form of Agreement (17)
10.10	2002 Employment Inducement Stock Option Plan (16)
10.11	2004 Equity Incentive Plan (10)
10.12	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (13)
10.13	Nonstatutory Stock Option Plan (18)
10.14	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (13)
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan (19)
10.16	Micron Quantum Devices, Inc. 1996 Stock Option Plan (12)
10.17	Micron Quantum Devices, Inc. 1996 Stock Option Plan Sample Stock Option Assumption Letter (12)

10.18	Rendition, Inc. 1994 Equity Incentive Plan (20)
10.19	Rendition, Inc. 1994 Equity Incentive Plan Sample Stock Option Assumption Letter (20)
10.20*	Settlement and Release Agreement dated September 15, 2006, by and among Toshiba Corporation, Micron Technology, Inc. and Acclaim Innovations, LLC (21)
10.21*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (21)
10.22*	Omnibus Agreement dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (10)
10.23*	Limited Liability Partnership Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Asia Pte. Ltd. (10)
10.24*	Supply Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and IM Flash Singapore, LLP (10)
10.25*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (10)
10.26*	Supply Agreement dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd. and IM Flash Singapore, LLP (10)
10.27	Form of Indemnification Agreement between the Registrant and its officers and directors (22)
10.28	Form of Severance Agreement between the Company and its officers (23)
10.29	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (24)
10.30	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (25)
10.31	Purchase Agreement dated as of July 12, 2001, between the Registrant and Lehman Brothers, Inc. relating to the Warrants (7)
10.32	Registration Rights Agreement dated as of July 18, 2001, between the Registrant and Lehman Brothers, Inc., relating to the Warrants (7)
10.33	Warrant Agreement dated as of July 18, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A., relating to the Warrants (7)
10.34*	Business Agreement dated September 24, 2003, between the Registrant and Intel Corporation (8)
10.35	Securities Rights and Restrictions Agreement dated September 24, 2003, between the Registrant and Intel Capital (8)
10.36*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (26)
10.37*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation (26)
10.38*	Manufacturing Services Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (26)
10.39*	Boise Supply Agreement dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc. (26)
10.40*	MTV Lease Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (26)
10.41*	Product Designs Assignment Agreement dated January 6, 2006, between Intel Corporation and Micron Technology, Inc. (26)
10.42*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (26)
10.43*	Supply Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (26)
10.44*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (26)
10.45	Capped Call Confirmation (Reference No. CEODL6) by and between Micron Technology, Inc. and Morgan Stanley & Co. International plc (1)
10.46	Capped Call Confirmation (Reference No. 53228800) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.47	Capped Call Confirmation (Reference No. 53228855) by and between Micron Technology, Inc. and Credit Suisse International (1)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
__________________

(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006
(3)	Incorporated by reference to Current Report on Form 8-K dated May 30, 2006
(4)	Incorporated by reference to Current Report on Form 8-K dated June 4, 2006
(5)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(6)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006
(7)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2001
(8)	Incorporated by reference to Current Report on Form 8-K dated September 24, 2003
(9)	Incorporated by reference to Lexar Media, Inc.’s Current Report on Form 8-K dated March 30, 2005
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2004
(12)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999
(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)
(17)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(18)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)
(19)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-135459)
(20)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(22)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(23)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 26th day of October 2007.

Micron Technology, Inc.

By:	/s/ W. G. Stover, Jr.
W. G. Stover, Jr. Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Appleton	Chairman of the Board,	October 26, 2007
(Steven R. Appleton)	Chief Executive Officer
(Principal Executive
Officer)

/s/ W. G. Stover, Jr.	Vice President of Finance,	October 26, 2007
(W. G. Stover, Jr.)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Teruaki Aoki	Director	October 26, 2007
(Teruaki Aoki)

/s/ James W. Bagley	Director	October 26, 2007
(James W. Bagley)

/s/ Mercedes Johnson	Director	October 26, 2007
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 26, 2007
(Lawrence N. Mondry)

/s/ Robert E. Switz	Director	October 26, 2007
(Robert E. Switz)

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Acquisitions and Consolidation of TECH	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year

Allowance for Doubtful Accounts
Year ended August 30, 2007	$4	$--	$1	$(1)	$4
Year ended August 31, 2006	2	--	2	--	4
Year ended September 1, 2005	2	--	--	--	2

Allowance for Obsolete Inventories
Year ended August 30, 2007	$35	$--	$58	$(23)	$70
Year ended August 31, 2006	24	--	36	(25)	35
Year ended September 1, 2005	26	--	26	(28)	24

Deferred Tax Asset Valuation Allowance
Year ended August 30, 2007	$915	$(12)	$219	$20	$1,142
Year ended August 31, 2006	1,029	(36)	(103)	25	915
Year ended September 1, 2005	1,004	--	7	18	1,029

The allowance for obsolete inventories excludes any charges for write-downs of work in process and finished goods inventories to their estimated fair market values.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”)

70