Form 10-Q
period 2007-11-29
MICRON TECHNOLOGY INC
filed 2008-01-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2007

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

The number of outstanding shares of the registrant’s common stock as of December 31, 2007 was 760,327,183.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	November 29, 2007	November 30, 2006

Net sales	$1,535	$1,530
Cost of goods sold	1,530	1,088
Gross margin	5	442

Selling, general and administrative	112	180
Research and development	163	183
Restructure	13	--
Other operating (income) expense, net	(23)	(31)
Operating income (loss)	(260)	110

Interest income	30	41
Interest expense	(21)	(1)
Other non-operating income (expense), net	(1)	3
Income (loss) before taxes and noncontrolling interests in net income	(252)	153

Income tax (provision)	(7)	(9)
Noncontrolling interests in net income	(3)	(29)
Net income (loss)	$(262)	$115

Earnings (loss) per share:
Basic	$(0.34)	$0.15
Diluted	(0.34)	0.15

Number of shares used in per share calculations:
Basic	771.9	767.0
Diluted	771.9	779.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value and share amounts)
(Unaudited)

As of	November 29, 2007	August 30, 2007

Assets
Cash and equivalents	$1,880	$2,192
Short-term investments	151	424
Receivables	1,067	994
Inventories	1,443	1,532
Prepaid expenses	84	67
Deferred income taxes	27	25
Total current assets	4,652	5,234
Intangible assets, net	392	401
Property, plant and equipment, net	8,576	8,279
Deferred income taxes	68	65
Goodwill	515	515
Other assets	295	324
Total assets	$14,498	$14,818

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,317	$1,385
Deferred income	87	84
Equipment purchase contracts	167	134
Current portion of long-term debt	281	423
Total current liabilities	1,852	2,026
Long-term debt	1,936	1,987
Deferred income taxes	11	25
Other liabilities	438	421
Total liabilities	4,237	4,459

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,760	2,607

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 760.5 million and 757.9 million shares, respectively	76	76
Additional capital	6,532	6,519
Retained earnings	901	1,164
Accumulated other comprehensive loss	(8)	(7)
Total shareholders’ equity	7,501	7,752
Total liabilities and shareholders’ equity	$14,498	$14,818

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	November 29, 2007	November 30, 2006

Cash flows from operating activities
Net income (loss)	$(262)	$115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	504	380
Stock-based compensation	13	10
Provision to write-down inventories to estimated market values	62	--
Noncash restructure charges	6	--
Gain from disposition of equipment, net of write-downs	(10)	(5)
Gain from sale of product and process technology	--	(30)
Change in operating assets and liabilities:
(Increase) in receivables	(80)	(2)
(Increase) decrease in inventories	27	(151)
Increase (decrease) in accounts payable and accrued expenses	(6)	72
Other	22	40
Net cash provided by operating activities	276	429

Cash flows from investing activities
Expenditures for property, plant and equipment	(765)	(1,099)
Purchases of available-for-sale securities	(123)	(827)
Proceeds from maturities of available-for-sale securities	365	1,082
Proceeds from sales of property, plant and equipment	64	11
Proceeds from sales of available-for-sale securities	19	66
Proceeds from sale of product and process technology	--	30
Decrease in restricted cash	--	14
Other	34	(45)
Net cash used for investing activities	(406)	(768)

Cash flows from financing activities
Cash received from noncontrolling interests	150	388
Proceeds from issuance of common stock	2	41
Repayments of debt	(212)	(56)
Payments on equipment purchase contracts	(122)	(161)
Other	--	(1)
Net cash provided by (used for) financing activities	(182)	211

Net decrease in cash and equivalents	(312)	(128)
Cash and equivalents at beginning of period	2,192	1,431
Cash and equivalents at end of period	$1,880	$1,303

Supplemental disclosures
Income taxes paid, net	$(6)	$(9)
Interest paid, net of amounts capitalized	(21)	(2)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	152	208

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s first quarter of fiscal 2008 and 2007 ended on November 29, 2007, and November 30, 2006, respectively.  The Company’s fiscal 2007 ended on August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.

Recently issued accounting standards:  In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The Company is required to adopt EITF No. 07-1 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of EITF No. 07-1 will have on its financial statements.

In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2)  net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The impact of the adoption of SFAS No. 159 on the Company’s financial statements will depend on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt FAS No. 157 effective at the beginning of 2009.  The Company is evaluating the impact this statement will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on August 31, 2007, which did not have a significant impact on the Company’s results of operations or financial position.  The Company did not change its policy of recognizing accrued interest and penalties related to unrecognized tax benefits within the income tax provision with the adoption of FIN 48.  (See “Income Taxes” note.)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Company adopted SFAS No. 155 as of the beginning of 2008.  The adoption of SFAS No. 155 did not impact the Company’s results of operations or financial condition.

Supplemental Balance Sheet Information

Receivables	November 29, 2007	August 30, 2007

Trade receivables	$783	$739
Taxes other than income	51	44
Other	235	215
Allowance for doubtful accounts	(2)	(4)
	$1,067	$994

As of November 29, 2007 and August 30, 2007, other receivables included $89 million and $108 million, respectively, due from Intel Corporation (“Intel”) primarily for amounts related to NAND Flash product design and process development activities.  Other receivables as of November 29, 2007 and August 30, 2007, included $77 million and $83 million, respectively, due from settlement of litigation.

Other noncurrent assets as of November 29, 2007 and August 30, 2007, included receivables of $73 million and $110 million, respectively, due from settlement of litigation.

Inventories	November 29, 2007	August 30, 2007

Finished goods	$432	$517
Work in process	767	772
Raw materials and supplies	244	243
	$1,443	$1,532

The Company’s results of operations for the first quarter of 2008 and fourth quarter of 2007 included charges of $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Goodwill and Intangible Assets

	November 29, 2007		August 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Product and process technology	$555	$(285)	$544	$(271)
Customer relationships	127	(23)	127	(19)
Other	29	(11)	29	(9)
	$711	$(319)	$700	$(299)

During the first quarters of 2008 and 2007, the Company capitalized $11 million and $39 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively.

Amortization expense for intangible assets was $20 million and $17 million for the first quarters of 2008 and 2007, respectively.  Annual amortization expense for intangible assets held as of November 29, 2007, is estimated to be $79 million for 2008, $68 million for 2009, $58 million for 2010, $53 million for 2011 and $44 million for 2012.

As of November 29, 2007 and August 30, 2007, the Company had goodwill of $463 million related to its Memory segment and $52 million related to its Imaging segment.  The Company performs its annual test of impairment for goodwill in the fourth quarter of its fiscal year.

Property, Plant and Equipment	November 29, 2007	August 30, 2007

Land	$107	$107
Buildings	3,658	3,636
Equipment	12,759	12,379
Construction in progress	342	209
Software	273	267
	17,139	16,598
Accumulated depreciation	(8,563)	(8,319)
	$8,576	$8,279

Depreciation expense was $484 million and $375 million for the first quarters of 2008 and 2007, respectively.

Accounts Payable and Accrued Expenses	November 29, 2007	August 30, 2007

Accounts payable	$811	$856
Salaries, wages and benefits	219	247
Customer advances	85	85
Income and other taxes	31	33
Interest payable	18	19
Other	153	145
	$1,317	$1,385

As of November 29, 2007 and August 30, 2007, customer advances included $83 million for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010, pursuant to a prepaid NAND Flash supply agreement.  As of November 29, 2007 and August 30, 2007, other accounts payable and accrued expenses included $19 million and $17 million for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

As of November 29, 2007 and August 30, 2007, other noncurrent liabilities included an additional $167 million pursuant to the supply agreement with Apple.

Debt	November 29, 2007	August 30, 2007

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rates of 6.6%	637	666
Notes payable in periodic installments through July 2015, weighted-average interest rates of 3.5% and 4.5%, respectively	210	374
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,217	2,410
Less current portion	(281)	(423)
	$1,936	$1,987

As of November 29, 2007, notes payable and capital lease obligations above included $141 million, denominated in Japanese yen, at a weighted-average interest rate of 1.6% and $119 million, denominated in Singapore dollars, at a weighted-average interest rate of 6.5%.

The Company’s TECH subsidiary has a credit facility that, as of November 29, 2007, enabled it to borrow up to $320 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5%, subject to customary covenants.  The total amount TECH could borrow under the credit facility decreased to $280 million as of December 27, 2007, and will decline by approximately $40 million every calendar quarter thereafter until the facility expires in September 2009.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of November 29, 2007, TECH had not borrowed any amounts under the credit facility.  Through December 27, 2007, TECH had borrowed $160 million against the credit facility, reducing the amount available under the facility to $120 million.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  The Company also is engaged in patent litigation with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of net sales.  In the first quarter of 2008, the Company entered into a settlement agreement with the Massachusetts Institute of Technology (“MIT”) that did not have a material impact on the Company’s results of operations or financial condition.

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

Subsequent to the commencement of the DOJ DRAM investigation, at least sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.  On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint, and the Company filed a response.  A motion for class certification has been filed and is expected to be heard in the first half of 2008.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska subsequently voluntarily dismissed its claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

Three purported class action DRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

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

Three purported class action SRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

In September 2007, a number of memory suppliers confirmed that they had received grand jury subpoenas from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the "Flash" industry.  The Company has not received a subpoena and believes that it is not a target of the investigation.

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

Three purported class action Flash lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the Flash cases filed in the United States.

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

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On November 8, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.

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

Equity Plans

As of November 29, 2007, the Company had an aggregate of 177.6 million shares of its common stock reserved for issuance under its various equity plans, of which 124.1 million shares were subject to outstanding stock awards and 53.5 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  The Company granted 0.2 million and 1.0 million shares of stock options during the first quarters of 2008 and 2007, respectively, with a weighted-average grant-date fair value per share of $4.10 and $5.94, respectively.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility.  The expected life of options granted is based on the simplified method accepted by the Securities and Exchange Commission.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.  For purposes of this valuation model, no dividends have been assumed.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended
	November 29, 2007	November 30, 2006

Average expected life in years	4.25	4.25
Expected volatility	37%-41%	42%
Weighted-average volatility	38%	42%
Risk-free interest rate	4.0%	4.7%

Restricted Stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the first quarter of 2008, the Company granted 1.3 million shares of service-based Restricted Awards and 1.3 million shares of performance-based Restricted Awards.  During the first quarter of 2007, the Company granted 1.0 million shares of service-based Restricted Awards and 0.9 million shares of performance-based Restricted Awards.  The weighted-average grant-date fair value per share was $10.76 and $17.58 for Restricted Awards granted during the first quarters of 2008 and 2007, respectively.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s stock plans were as follows:

	Quarter ended
	November 29, 2007	November 30, 2006

Stock-based compensation expense by caption:
Cost of goods sold	$3	$2
Selling, general and administrative	6	5
Research and development	4	3
	$13	$10

Stock-based compensation expense by type of award:
Stock options	$6	$6
Restricted stock	7	4
	$13	$10

Stock-based compensation expense of $3 million was capitalized and remained in inventory at November 29, 2007.  As of November 29, 2007, $126 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the first quarter of 2012, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In the fourth quarter of 2007, in an effort to increase its competitiveness and efficiency, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives included workforce reductions in certain areas of the Company as its business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  It is anticipated that these initiatives will be implemented over several quarters.

In the first quarter of 2008, the Company recorded a charge of $13 million, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities that are expected to be sold to their fair values.  As of November 29, 2007 and August 30, 2007, $4 million and $5 million, respectively, of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense for the first quarter of 2008 included $38 million in receipts from the U.S. government in connection with anti-dumping tariffs, losses of $27 million from changes in currency exchange rates, and gains of $10 million on disposals of semiconductor equipment.  Other operating income for the first quarter of 2007 included $30 million from the sale of certain intellectual property to Toshiba Corporation.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and, for 2007, U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.

Effective at the beginning of the first quarter of 2008, the Company adopted the provisions of FIN 48.  In connection with the adoption of FIN 48, the Company increased its liability and decreased retained earnings by $1 million for net unrecognized tax benefits at August 31, 2007.  As of August 31, 2007, the Company had $16 million of unrecognized income tax benefits, of which $15 million, if recognized, would affect the Company’s effective tax rate.  As of November 29, 2007, the Company had $17 million of unrecognized tax benefits, of which $16 million, if recognized, would affect the Company’s effective tax rate.  The increase of $1 million in uncertain tax benefits for the first quarter of 2008 related primarily to unrealized foreign exchange fluctuations.  Due to certain foreign statutes of limitations which expired on December 31, 2007, the Company will recognize approximately $15 million of previously unrecognized tax benefits in the second quarter of 2008.  The Company does not expect to recognize any additional previously unrecognized tax benefits during 2008.

As of November 29, 2007 and August 31, 2007, accrued interest and penalties related to uncertain tax positions were de minimis.

The Company and its subsidiaries file income tax returns with the United States federal government, various U.S. states and various foreign jurisdictions throughout the world.  The Company’s U.S. federal and state tax returns remain open to examination for 2005 through 2007 and 2004 through 2007, respectively.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 1999 to 2007.  The Company is currently undergoing audits in the state of California and in the U.K. for 2004.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 251.0 million and 105.2 million for the first quarters of 2008 and 2007, respectively.

	Quarter ended
	November 29, 2007	November 30, 2006

Net income (loss) available to common shareholders	$(262)	$115

Weighted-average common shares outstanding − Basic	771.9	767.0
Net effect of dilutive stock options and assumed conversion of debt	--	12.6
Weighted-average common shares outstanding − Diluted	771.9	779.6

Earnings (loss) per share:
Basic	$(0.34)	$0.15
Diluted	(0.34)	0.15

Comprehensive Income (Loss)

Comprehensive income (loss) for 2008 and 2007 included net income (loss) and de minimis amounts of unrealized gains and losses on investments.  Comprehensive loss for the first quarter of 2008 was ($263) million and comprehensive income for the first quarter of 2007 was $117 million.

Acquisition

Avago Technologies Limited Image Sensor Business: On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”), for an initial cash payment of $53 million and additional contingent consideration at inception of up to $17 million if certain milestones were met through calendar 2008.  As of November 29, 2007, the Company had paid $4 million in additional consideration, which was recorded as an increase in goodwill in 2007.  Based on a preliminary allocation of acquisition costs as of November 29, 2007, the Company had recorded total assets of $58 million (including intangible assets of $17 million and goodwill of $40 million) and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, is the Senior Vice President, Finance and Chief Financial Officer of Avago.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of November 29, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The financial results of IM Flash are included in the accompanying consolidated financial statements of the Company.  The partners share the output of IM Flash generally in proportion to their ownership in IM Flash.  IM Flash sells products to the joint venture partners at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $223 million and $65 million for the first quarters of 2008 and 2007, respectively, and $497 million for 2007.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under the NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $53 million and $48 million for the first quarters of 2008 and 2007, respectively.

All amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interest.  Intel contributed $150 million and $388 million to IM Flash in the first quarters of 2008 and 2007, respectively.  IM Flash’s cash and marketable investment securities ($285 million as of November 29, 2007) are not anticipated to be made available to finance the Company’s other operations.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company.  As of November 29, 2007, the Company owned an approximate 73% interest in TECH.  TECH’s cash and marketable investment securities ($111 million as of November 29, 2007) are not anticipated to be made available to finance the Company’s other operations.  The creditors of TECH have recourse only to the assets of TECH and do not have recourse to any other assets of the Company.

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by EDB for approximately $290 million, which included a note payable for $216 million.  As of November 29, 2007, $76 million of the note payable remained outstanding.  This note was fully paid on December 13, 2007.  As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%.

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

	Quarter ended
	November 29, 2007	November 30, 2006

Net sales:
Memory	$1,366	$1,286
Imaging	169	244
Total consolidated net sales	$1,535	$1,530

Operating income (loss):
Memory	$(251)	$60
Imaging	(9)	50
Total consolidated operating income (loss)	$(260)	$110

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the future business model for Imaging, production growth for NAND Flash memory products, future net contributions to IM Flash, anticipated restructure initiatives and future charges for inventory write-downs; in “Net Sales” regarding increases in NAND Flash memory production; in “Gross Margin” regarding future charges for inventory write-downs; in “Selling, General and Administrative” regarding SG&A expenses for the second quarter of 2008; in “Research and Development” regarding R&D expenses for the second quarter of 2008; in “Stock-Based Compensation” regarding increases in future stock-based compensation costs; in “Restructure” regarding future charges; in “Recently Issued Accounting Standards” regarding the adoption of new accounting standards; and in “Liquidity and Capital Resources” regarding capital spending in 2008 and future net contributions to IM Flash.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

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

The Company is focused on improving its competitiveness by developing new products, advancing its technology and reducing costs.  In addition, the Company has increased its manufacturing scale in 2008 and 2007 by ramping NAND Flash production at two 300mm wafer fabrication facilities and beginning the conversion of another facility to 300mm DRAM wafer fabrication.  To reduce costs, the Company is implementing restructure initiatives aimed at reducing manufacturing and overhead costs through outsourcing, relocation of operations and workforce reductions.  In recent years the Company has strategically entered into the NAND Flash memory and specialty DRAM markets.  The Company is able to leverage its existing product and process technology and semiconductor memory manufacturing expertise in these markets.

To improve its focus on the semiconductor memory market, the Company is exploring business model alternatives for its Imaging business including partnering arrangements.  Under any of the alternatives being considered, the Company expects that it will continue to manufacture CMOS image sensors.

The Company has partnered with Intel to form two NAND Flash manufacturing joint ventures:  IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively “IM Flash”).  IM Flash operations include two 300mm wafer fabrication facilities that are expected to significantly increase the Company’s production of NAND Flash in 2008.  IM Flash Singapore LLP began construction of a new 300mm wafer fabrication facility in Singapore in 2007.  The Company expects to make cash contributions, net of distributions received, of approximately $1 billion to IM Flash through the end of 2009, with similar contributions to be made by Intel.  Completion of the facility in Singapore is subject to the mutual agreement of the joint venture partners.  As of November 29, 2007, the Company owned 51% and Intel owned 49% of IM Flash.  The parties share output of IM Flash generally in proportion to their ownership in IM Flash.

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

Restructure:  In the fourth quarter of 2007, in an effort to increase its competitiveness and efficiency, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives include workforce reductions in certain areas of the Company as its business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  It is anticipated that these initiatives will be implemented over several quarters.

In the first quarter of 2008, the Company recorded a charge of $13 million, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities that are expected to be sold to their fair values.  The Company anticipates that it will incur some level of restructure charges through the end of 2008 as it continues to implement these initiatives, but is currently unable to estimate the aggregate amount of such charges.  As of November 29, 2007, $4 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Inventory Write-Downs:  For the first quarter of 2008 and fourth quarter of 2007, the Company recorded inventory write-downs of $62 million and $20 million, respectively, as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  In future periods, if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, the Company would record additional write-downs.

Results of Operations

	First Quarter				Fourth Quarter
	2008	% of net sales	2007	% of net sales	2007	% of net sales
Net sales:
Memory	$1,366	89%	$1,286	84%	$1,288	90%
Imaging	169	11%	244	16%	149	10%
	$1,535	100%	$1,530	100%	$1,437	100%

Gross margin:
Memory	$(39)	(3)%	$340	26%	$135	10%
Imaging	44	26%	102	42%	38	26%
	$5	0%	$442	29%	$173	12%

Selling, general and administrative	$112	7%	$180	12%	$143	10%
Research and development	163	11%	183	12%	184	13%
Restructure	13	1%	--	--	19	1%
Other operating (income) expense, net	(23)	(1)%	(31)	(2)%	(12)	(1)%
Net income (loss)	(262)	(17)%	115	8%	(158)	(11)%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Net Sales

Total net sales for the first quarter of 2008 increased 7% as compared to the fourth quarter of 2007 primarily due to a 6% increase in Memory sales and a 13% increase in Imaging sales.  Memory sales for the first quarter of 2008 reflect significant increases in megabits sold partially offset by significant declines in per megabit average selling prices as compared to the fourth quarter of 2007.  Memory sales were 89% of total net sales in the first quarter of 2008 compared to 90% in the fourth quarter of 2007 and 84% in the first quarter of 2007.  The increase in Imaging sales for the first quarter of 2008 as compared to the fourth quarter of 2007 was primarily due to increased unit sales of higher resolution products partially offset by reductions in average selling prices and reduced sales of lower resolution products.  Total net sales for the first quarter of 2008 were essentially the same as for the first quarter of 2007 as a 6% increase in Memory sales was offset by a 31% decrease in Imaging sales.

Memory:  Memory sales for the first quarter of 2008 increased 6% from the fourth quarter of 2007 reflecting a 12% increase in sales of NAND Flash products and a 3% increase in sales of DRAM products.

Sales of NAND Flash products for the first quarter of 2008 increased from the fourth quarter of 2007 primarily due to a 59% increase in megabits sold as a result of production increases partially offset by a 30% decline in average selling prices per megabit.  Megabit production of NAND Flash products increased 55% for the first quarter of 2008 as compared to the fourth quarter of 2007, primarily due to the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products represented 33% of the Company’s total net sales for the first quarter of 2008 as compared to 31% for the fourth quarter of 2007 and 16% for the first quarter of 2007.  The Company expects that its production of NAND Flash products will continue to increase significantly through the remainder of 2008 as it continues to ramp capacity at its 300mm wafer fabrication facilities and transitions to higher-density, advanced-geometry devices.

Sales of DRAM products for the first quarter of 2008 increased from the fourth quarter of 2007 primarily due to a 24% increase in megabits sold, which was partially offset by an 18% decline in average selling prices.  Megabit production of DRAM products increased 20% for the first quarter of 2008, primarily due to transitions to higher-density, advanced-geometry devices.  Sales of DDR2 and DDR3 DRAM products were 32% of the Company’s total net sales in the first quarter of 2008 as compared to 33% for the fourth quarter of 2007 and 26% for the first quarter of 2007.

Memory sales for the first quarter of 2008 increased 6% from the first quarter of 2007, reflecting a 100% increase in sales of NAND Flash products offset by a 16% decrease in sales of DRAM products.  Sales of NAND Flash products for the first quarter of 2008 increased from the first quarter of 2007 primarily due to a significant increase in megabits sold partially offset by a 72% decline in average selling prices.  The significant increase in megabit sales of NAND Flash products was primarily due to increased production as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  The decrease in sales of DRAM products for the first quarter of 2008 from the first quarter of 2007 was the result of a 62% decline in average selling prices mitigated by a 118% increase in megabits sold.  The 62% decline in average selling prices would have been even greater if not for the effects of a $50 million charge to revenue in the first quarter of 2007 due to a settlement agreement with a class of direct purchasers of certain DRAM products.  Megabit production of DRAM products increased 111% for the first quarter of 2008 as compared to the first quarter of 2007, primarily due to production efficiencies from improvements in product and process technologies, including TECH’s conversion to 300mm wafer fabrication.

Imaging:  Imaging sales for the first quarter of 2008 increased 13% from the fourth quarter of 2007 primarily due to increases in unit sales partially offset by a decline in average selling prices.  The increase in unit sales primarily reflects increased sales of products with 2-megapixels or higher resolution, partially offset by reduced sales of VGA products.  Imaging sales were 11% of the Company’s total net sales in the first quarter of 2008 as compared to 10% for the fourth quarter of 2007 and 16% for the first quarter of 2007.  Imaging sales for the first quarter of 2008 decreased by 31% from the first quarter of 2007 primarily due to significant reductions in average selling prices and reductions in units sold.  The reduction in units sold primarily reflects reduced sales of VGA and 1-megapixel products, mitigated by increased sales of products with 2-megapixels or higher resolution.

Gross Margin

The Company’s overall gross margin percentage declined from 12% for the fourth quarter of 2007 to 0% for the first quarter of 2008 due to a decrease in the gross margin percentage for Memory products.  The Company’s overall gross margin percentage declined from 29% for the first quarter of 2007 to 0% for the first quarter of 2008, reflecting decreases in the gross margin percentage for both Memory and Imaging products.

Memory:  The Company’s gross margin percentage for Memory products for the first quarter of 2008 declined from 10% for the fourth quarter of 2007 to a negative 3% primarily due to significant declines in average selling prices of both DRAM and NAND Flash products.  The reduction in gross margin percentage for Memory products was also due to a shift in product mix to NAND Flash products, which had significantly lower gross margins than DRAM products.

The gross margin percentage for DRAM products for the first quarter of 2008 declined from the fourth quarter of 2007, primarily due to the 18% decline in average selling prices, partially offset by an 8% reduction in costs per megabit.  The Company achieved cost reductions for DRAM products through transitions to higher-density, advanced-geometry devices.

The Company’s gross margin percentage on NAND Flash products for the first quarter of 2008 declined from the fourth quarter of 2007 primarily due to the 30% decline in average selling prices, partially offset by a 16% reduction in costs per megabit.  Cost reductions in the first quarter of 2008 reflect lower manufacturing costs and lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand and shifts in product mix.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $223 million for the first quarter of 2008, $65 million for the first quarter of 2007 and $497 million for 2007.

For the first quarter of 2008 and fourth quarter of 2007, the Company’s gross margins for Memory was adversely impacted by inventory write-downs of $62 million and $20 million, respectively, as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  In future periods, if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, the Company would record additional write-downs.

The Company’s gross margin percentage for Memory products declined to negative 3% for the first quarter of 2008 from 26% for first quarter of 2007 primarily due to a reduction in the gross margin percentage on sales of DRAM products as a result of significant declines in average selling prices.  The reduction in gross margin percentage for Memory products was also due to a shift in product mix to NAND Flash products, which had a significantly lower gross margin than DRAM products.

In the first quarter of 2008, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 13% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in the first quarter of 2008 and the fourth and first quarters of 2007.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging of 26% for the first quarter of 2008 was essentially unchanged from the fourth quarter of 2007 as declines in average selling prices were offset by cost reductions and shifts in product mix to higher resolution products that generally realized higher gross margins.  The Company’s gross margin percentage for Imaging products for the first quarter of 2008 decreased to 26% from 42% for first quarter of 2007, primarily due to declines in average selling prices partially offset by cost reductions.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2008 decreased 22% from the fourth quarter of 2007 primarily due to lower legal costs.  SG&A expenses for the first quarter of 2008 decreased 38% from the first quarter of 2007 primarily due to lower legal costs.  In the first quarter of 2007, the Company recorded a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  Lower payroll costs due to headcount reductions also contributed to the decrease in SG&A expenses for the first quarter of 2008 as compared to the first quarter of 2007.  The Company expects SG&A expenses to approximate $120 million to $130 million for the second quarter of 2008.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  The Company is involved in a number of significant cases which are scheduled for trial in 2008.  For the Company’s Memory segment, SG&A expenses as a percentage of sales were 7% for the first quarter of 2008, 10% for the fourth quarter of 2007 and 12% for the first quarter of 2007.  For the Imaging segment, SG&A expenses as a percentage of sales were 8% for the first quarter of 2008, 8% for the fourth quarter of 2007 and 11% for the first quarter of 2007.

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

R&D expenses for the first quarter of 2008 decreased 11% from the fourth quarter of 2007 principally due to reductions in NAND development wafers processed.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $53 million for the first quarter of 2008, $67 million in the fourth quarter of 2007 and $48 million for the first quarter of 2007.  R&D expenses for the first quarter of 2008 decreased 11% from the first quarter of 2007, principally due to decreases in development wafers processed.  The Company expects that its R&D expenses, net of amounts reimbursable from Intel, will approximate $160 million to $170 million for the second quarter of 2008.  For the Company’s Memory segment, R&D expenses as a percentage of sales were 9% for the first quarter of 2008, 11% for the fourth quarter of 2007 and 12% for the first quarter of 2007.  For the Imaging segment, R&D expenses as a percentage of sales were 22% for the first quarter of 2008, 28% for the fourth quarter of 2007 and 13% for the first quarter of 2007.

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

Restructure

In the fourth quarter of 2007, in an effort to increase its competitiveness and efficiency, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives include workforce reductions in certain areas of the Company as its business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  It is anticipated that these initiatives will be implemented over several quarters.

In the first quarter of 2008, the Company recorded a charge of $13 million, primarily related to the Memory segment, for employee severance and related costs and a write-down of certain facilities expected to be sold at their fair values.  The Company anticipates that it will incur some level of restructure charges through the end of 2008 as it continues to implement these initiatives, but is currently unable to estimate the aggregate amount of such charges.  As of November 29, 2007, $4 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense for the first quarter of 2008 includes $38 million in receipts from the U.S. government in connection with anti-dumping tariffs, losses of $27 million from changes in currency exchange rates and gains of $10 million on disposals of semiconductor equipment.  Other operating (income) expense for the fourth quarter of 2007 includes $18 million from gains on disposals of semiconductor equipment and losses of $11 million from changes in currency exchange rates.  Other operating income for the first quarter of 2007 includes $30 million from the sale of certain intellectual property to Toshiba Corporation.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and, for 2007, U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2008 and 2007 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board, which had the effect of reducing the noncontrolling interests in TECH as of that date from 57% to 27%.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the first quarter of 2008, the fourth quarter of 2007 and first quarter of 2007 was $13 million, $14 million and $10 million, respectively.  As of November 29, 2007, $3 million of stock compensation expense was capitalized and remained in inventory.  As of November 29, 2007, there was $126 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized through the first quarter of 2012.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding which reduced stock compensation recognized in subsequent periods.  As a result, the Company expects that stock-based compensation costs will continue to increase in future periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of November 29, 2007, the Company had cash and equivalents and short-term investments totaling $2.0 billion compared to $2.6 billion as of August 30, 2007.  The balance as of November 29, 2007, included an aggregate of $396 million held at, and anticipated to be used in the near term by, IM Flash and TECH and are not anticipated to be made available to finance the Company’s other operations.

Operating Activities:  The Company generated $276 million of cash from operating activities in the first quarter of 2008, which principally reflects the Company’s $262 million of net loss adjusted by $504 million for non-cash depreciation and amortization expense and a $62 million non-cash inventory write-down.

Investing Activities:  Net cash used by investing activities was $406 million in the first quarter of 2008, which included cash expenditures for property, plant and equipment of $765 million partially offset by the net effect of purchases, sales and maturities of investment securities of $261 million.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2008 capital spending to approximate $2.5 billion to $3.0 billion, primarily for expenditures on 300mm fabrication facilities.  The Company expects that approximately $500 million of the capital expenditure requirement will come from contributions from joint venture partners.  As of November 29, 2007, the Company had commitments of approximately $1.4 billion for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

Financing Activities:  Net cash used for financing activities was $182 million in the first quarter of 2008, primarily reflecting an aggregate of $334 million in scheduled debt payments and payments on equipment purchase contracts partially offset by $150 million in capital contributions received from joint venture partners.

The Company’s TECH subsidiary has a credit facility that, as of November 29, 2007, enabled it to borrow up to $320 million at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5%, subject to customary covenants.  The total amount TECH could borrow under the credit facility decreased to $280 million as of December 27, 2007, and will decline by approximately $40 million every calendar quarter thereafter until the facility expires in September 2009.  Amounts borrowed under the facility would be due in quarterly installments through September 2009.  As of November 29, 2007, TECH had not borrowed any amounts under the credit facility.  Through December 27, 2007, TECH had borrowed $160 million against the credit facility, reducing the amount available under the facility to $120 million.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of November 29, 2007, IM Flash had $285 million of cash and marketable investment securities.  Subject to certain conditions, the Company expects to make cash contributions, net of distributions received, of approximately $1 billion through the end of 2009, with similar contributions to be made by Intel.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures.”)

Contractual Obligations:  As of November 29, 2007, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2008	2009	2010	2011	2012	2013 and thereafter
(amounts in millions)
Notes payable (including interest)	$1,765	$137	$78	$147	$29	$24	$1,350
Capital lease obligations	756	142	173	113	225	16	87
Operating leases	113	22	17	14	13	11	36

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The Company is required to adopt EITF No. 07-1 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of EITF No. 07-1 will have on its financial statements.

In December 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2)  net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The impact of the adoption of SFAS No. 159 will depend on the extent to which the Company elects to measure eligible items at fair value.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on August 31, 2007, which did not have a significant impact on the Company’s results of operations or financial position.  The Company did not change its policy of recognizing accrued interest and penalties related to unrecognized tax benefits within the income tax provision with the adoption of FIN 48.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Company adopted SFAS No. 155 as of the beginning of 2008.  The adoption of SFAS No. 155 did not impact the Company’s results of operations or financial condition.

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

Acquisitions and consolidations:  Determination and the allocation of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the as various forms of consideration given and the individual assets and liabilities acquired.  The estimation of the fair values of consideration given and assets and liabilities acquired involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  The Company typically obtains independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.

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

Income taxes:  The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  Estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors when determining the need for a valuation allowance with respect to these deferred tax assets.  Realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income.  The Company adopted FIN 48 effective at the beginning of 2008.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s semiconductor memory inventory by approximately $76 million at November 29, 2007.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

The Company uses the Black-Scholes option valuation model to value employee stock awards.  The Company estimates stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on the Company’s stock.  Estimated option life and forfeiture rate assumptions are derived using the simplified method accepted by the Securities and Exchange Commission.  For stock based compensation awards with graded vesting that were granted after 2005, the Company recognizes compensation expense using the straight-line amortization method.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of November 29, 2007, $2,151 million of the Company’s $2,217 million in total debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,001 million as of November 29, 2007 and was $2,411 million as of August 30, 2007.  The Company estimates that as of November 29, 2007, a 1% change in market interest rates would change the fair value of the fixed-rate debt by approximately $80 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $380 million as of November 29, 2007 and U.S. $448 million as of August 30, 2007.  The Company also had aggregate foreign currency liabilities valued at U.S. $811 million as of November 29, 2007 and U.S. $979 million as of August 30, 2007. Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	November 29, 2007			August 30, 2007
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and cash equivalents	$33	$132	$5	$58	$180	$11
Deferred tax assets	--	81	11	--	76	10
Debt	119	141	5	258	165	5
Accounts payable and accrued expenses	143	197	61	116	168	137

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of November 29, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the yen and the euro.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer who is also acting as the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer (including in his capacity of performing the functions of the principal financial officer) concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer (including in his capacity of performing the functions of the principal financial officer) to allow timely decision regarding disclosure.

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent has been upheld on appeal.  On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.

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

Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of the Company’s net sales.

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

Antitrust Matters

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On June 1, 2007, the Court granted in part and denied in part the Company’s motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint, and the Company filed a response.  A motion for class certification has been filed and is expected to be heard in the first half of 2008.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska subsequently voluntarily dismissed its claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

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

Three purported class action SRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

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

Three purported class action Flash lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the Flash cases filed in the United States.

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

Security Matters

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

Lexar Matters

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name the Company as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On November 8, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.

(See “Item 1A. Risk Factors.”)

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

In the first quarter of 2008 average selling prices for DRAM products and NAND Flash products decreased 18% and 30%, respectively, as compared to the fourth quarter of 2007.  In 2007, average selling prices for DRAM products and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In other recent years, we also have experienced significant annual decreases in per megabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  We recorded inventory write-downs of $62 million in the first quarter of 2008 and $20 million in the fourth quarter of 2007 as a result of significant decreases in average selling prices for our semiconductor memory products. If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be significantly larger than the amount recorded in the first quarter of 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per megabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per megabit manufacturing costs at the same rate as we have in the past.

Our gross margins are dependent upon continuing decreases in per megabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per unit manufacturing costs at sufficient levels to increase gross margins due to factors, including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of Imaging and certain specialty memory products.

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

We plan to significantly increase our NAND Flash production and sales in future periods.  As part of this plan, we have formed several manufacturing joint ventures with Intel and made substantial investments in capital expenditures for equipment, new facilities and research and development.  Our plans also require significant investments in capital expenditures and research and development.  We currently expect our capital spending for 2008 to approximate $2.5 billion to $3.0 billion, with a majority of the expenditures being made to support our NAND operations.  These investments involve numerous risks.  In addition, we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company's other products.  We are party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory and CMOS image sensors sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect capital spending for 2008 to approximate $2.5 billion to $3.0 billion.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Access to capital markets has historically been very important to us.  Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations.  There can be no assurance that we will be able to generate sufficient cash flows to fund our operations, make adequate capital investments or access capital markets on acceptable terms, and an inability to do so could have a material adverse effect on our business and results of operations.

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

In 2007, our Imaging net sales and gross margins decreased and we faced increased competition.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  The success of our Imaging business will depend on a number of factors, including:

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

The Company is exploring business model alternatives for its Imaging business including partnering arrangements.  To the extent we forma partnering arrangement, the resulting business model may not be successful and the Imaging operations revenues and margins could be adversely affected.  We may incur significant costs to convert Imaging operations to a new business structure and operations could be disrupted.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

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

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

We are pursuing a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas as we realign our business.  Additional initiatives include establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing our overhead costs to meet or exceed industry benchmarks.  In the first quarter of 2008 and the fourth quarter of 2007, we incurred restructure charges of $13 million and $19 million, respectively, consisting primarily of employee severance and related costs resulting from a reduction in our workforce and, for the first quarter of 2008, a write-down of certain facilities that are expected to be sold to their fair values.  We anticipate that we will incur some level of restructure charges through the end of 2008 as we continue to implement these initiatives.  We may not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We estimate that, based on our assets and liabilities denominated in currencies other than U.S. dollar as of November 29, 2007, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the yen and the euro.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro or yen, our results of operations or financial condition will be adversely affected.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent has been upheld on appeal.  A hearing will be held at the European Patent Office on the invalidity determination on the ‘956 patent in the second quarter. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  We are also engaged in litigation with Mosaid Technologies, Inc. ("Mosaid").  On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.  We have appealed that decision to the U.S. Court of Appeals for the Federal Circuit.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM, and image sensor products, which account for a significant portion of our net sales.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states: Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of various jurisdictions' antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On June 1, 2007, the Court granted in part and denied in part our motion to dismiss the consolidated complaint.  Plaintiffs subsequently have filed an amended complaint, and the Company filed a response.  A motion for class certification has been filed and is expected to be heard in the first half of 2008.

Additionally, three cases have been filed in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  Four states, Alaska, Ohio, New Hampshire, and Texas, subsequently have withdrawn from the complaint.

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

Three purported class action SRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

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

Three purported class action Flash lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the Flash cases filed in the United States.

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

In March 2006, following our announcement of a definitive agreement to acquire Lexar Media, Inc. ("Lexar") in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also name us as a defendant.  The complaints allege that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and us.  The plaintiffs seek, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys' fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and our motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On July 16, 2007, plaintiffs filed an amended complaint. On November 8, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.

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

Sales to customers outside the United States approximated 72% of our consolidated net sales for the first quarter of 2008.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Products that fail to meet specifications, are defective or that are otherwise incompatible with end uses could impose significant costs on us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 187,665 shares of its common stock at an average price per share of $10.46.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

August 31 – October 4	137,120	$10.80	N/A	N/A
October 5 – November 1	15,582	$10.37	N/A	N/A
November 2 – November 29	34,963	$9.16	N/A	N/A
	187,665	$10.46

In the first quarter of 2008, the Company retired the 187,665 shares acquired in the first quarter of 2008 and the 35,440 shares of its common stock acquired in the fourth quarter of 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Shareholders was held on December 4, 2007.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)  The following nominees for Directors were elected. Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld

Teruaki Aoki	598,733,637	26,912,505
Steven R. Appleton	605,000,258	20,645,884
James W. Bagley	579,973,231	45,672,911
Robert L. Bailey	608,248,709	17,397,433
Mercedes Johnson	579,923,531	45,722,611
Lawrence N. Mondry	593,020,761	32,625,381
Robert E. Switz	605,716,122	19,930,020

(b)  The proposal by the Company to approve the Company’s 2007 Equity Incentive Plan with 30,000,000 shares reserved for issuance thereunder was approved with 415,127,339 votes in favor, 74,771,943 votes against, 5,434,885 abstentions and 130,311,975 broker non-votes.

(c)  The ratification of the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending August 28, 2008, was approved with 610,034,230 votes in favor, 10,488,076 votes against, and 5,123,836 abstentions.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.48	2007 Equity Incentive Plan (3)
10.49	2007 Equity Incentive Plan Forms of Agreements (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350
________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006
(3)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: January 7, 2008	/s/ Steven R. Appleton
Steven R. Appleton Chairman and Chief Executive Officer (Principal Executive Officer and performing functions of Principal Financial Officer)