Form 10-Q
period 2008-02-28
MICRON TECHNOLOGY INC
filed 2008-04-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock as of March 31, 2008 was 760,834,736.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Six months ended
	February 28, 2008	March 1, 2007	February 28, 2008	March 1, 2007

Net sales	$1,359	$1,427	$2,894	$2,957
Cost of goods sold	1,402	1,070	2,932	2,158
Gross margin	(43)	357	(38)	799

Selling, general and administrative	120	153	232	333
Research and development	180	243	343	426
Goodwill impairment	463	--	463	--
Restructure	8	--	21	--
Other operating (income), net	(42)	(5)	(65)	(36)
Operating income (loss)	(772)	(34)	(1,032)	76

Interest income	23	35	53	76
Interest expense	(20)	(4)	(41)	(5)
Other non-operating income (expense), net	(6)	5	(7)	8
Income (loss) before taxes and noncontrolling interests	(775)	2	(1,027)	155

Income tax (provision)	4	(6)	(3)	(15)
Noncontrolling interests in net income	(6)	(48)	(9)	(77)
Net income (loss)	$(777)	$(52)	$(1,039)	$63

Earnings (loss) per share:
Basic	$(1.01)	$(0.07)	$(1.35)	$0.08
Diluted	(1.01)	(0.07)	(1.35)	0.08

Number of shares used in per share calculations:
Basic	772.4	768.7	772.2	767.9
Diluted	772.4	768.7	772.2	776.3

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value and share amounts)
(Unaudited)

As of	February 28, 2008	August 30, 2007

Assets
Cash and equivalents	$1,708	$2,192
Short-term investments	145	424
Receivables	894	994
Inventories	1,449	1,532
Prepaid expenses	77	67
Deferred income taxes	31	25
Total current assets	4,304	5,234
Intangible assets, net	382	401
Property, plant and equipment, net	8,634	8,279
Deferred income taxes	71	65
Goodwill	58	515
Other assets	336	324
Total assets	$13,785	$14,818

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,299	$1,385
Deferred income	73	84
Equipment purchase contracts	104	134
Current portion of long-term debt	244	423
Total current liabilities	1,720	2,026
Long-term debt	2,162	1,987
Deferred income taxes	12	25
Other liabilities	345	421
Total liabilities	4,239	4,459

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,808	2,607

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 760.8 million and 757.9 million shares, respectively	76	76
Additional capital	6,544	6,519
Retained earnings	124	1,164
Accumulated other comprehensive loss	(6)	(7)
Total shareholders’ equity	6,738	7,752
Total liabilities and shareholders’ equity	$13,785	$14,818

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Six months ended	February 28, 2008	March 1, 2007

Cash flows from operating activities
Net income (loss)	$(1,039)	$63
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,015	800
Goodwill impairment	463	--
Provision to write-down inventories to estimated market values	77	--
Stock-based compensation	26	20
Noncash restructure charges	6	--
Gain from disposition of equipment, net of write-downs	(57)	(10)
Gain from sale of product and process technology	--	(30)
Change in operating assets and liabilities:
Decrease in receivables	107	59
(Increase) decrease in inventories	6	(331)
Increase (decrease) in accounts payable and accrued expenses	(68)	62
Deferred income taxes	(3)	(6)
Other	25	89
Net cash provided by operating activities	558	716

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,306)	(2,180)
Purchases of available-for-sale securities	(151)	(1,003)
Proceeds from maturities of available-for-sale securities	395	1,723
Proceeds from sales of property, plant and equipment	134	24
Proceeds from sales of available-for-sale securities	24	307
Proceeds from sale of product and process technology	--	30
(Increase) decrease in restricted cash	(40)	14
Other	19	(110)
Net cash used for investing activities	(925)	(1,195)

Cash flows from financing activities
Proceeds from debt	240	--
Cash received from noncontrolling interests	192	647
Proceeds from equipment sale-leaseback transactions	48	309
Proceeds from issuance of common stock	3	50
Repayments of debt	(327)	(104)
Payments on equipment purchase contracts	(274)	(287)
Other	1	(1)
Net cash provided by (used for) financing activities	(117)	614

Net increase (decrease) in cash and equivalents	(484)	135
Cash and equivalents at beginning of period	2,192	1,431
Cash and equivalents at end of period	$1,708	$1,566

Supplemental disclosures
Income taxes paid, net	$(13)	$(25)
Interest paid, net of amounts capitalized	(46)	(4)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	297	667

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s second quarter of fiscal 2008 and 2007 ended on February 28, 2008 and March 1, 2007, respectively.  The Company’s fiscal 2007 ended on August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.

Recently issued accounting standards:  In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company is required to adopt SFAS No. 161 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The Company is required to adopt EITF No. 07-1 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of EITF No. 07-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company is evaluating the impact this statement will have on its financial statements.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The Company adopted SFAS No. 155 as of the beginning of 2008.  The adoption of SFAS No. 155 did not have a significant impact on the Company’s results of operations or financial condition.

Supplemental Balance Sheet Information

Receivables	February 28, 2008	August 30, 2007

Trade receivables	$675	$739
Taxes other than income	40	44
Other	181	215
Allowance for doubtful accounts	(2)	(4)
	$894	$994

As of February 28, 2008 and August 30, 2007, other receivables included $73 million and $108 million, respectively, due from Intel Corporation (“Intel”) primarily for amounts related to NAND Flash product design and process development activities.  Other receivables as of February 28, 2008 and August 30, 2007 also included $78 million and $83 million, respectively, due from settlement of litigation.

Other noncurrent assets as of February 28, 2008 and August 30, 2007 included receivables of $74 million and $110 million, respectively, due from settlement of litigation.

Inventories	February 28, 2008	August 30, 2007

Finished goods	$434	$517
Work in process	808	772
Raw materials and supplies	207	243
	$1,449	$1,532

The Company’s results of operations for the second and first quarters of 2008 and fourth quarter of 2007 included charges of $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Goodwill and Intangible Assets

	February 28, 2008		August 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Product and process technology	$560	$(295)	$544	$(271)
Customer relationships	127	(27)	127	(19)
Other	29	(12)	29	(9)
	$716	$(334)	$700	$(299)

During the first six months of 2008 and 2007, the Company capitalized $20 million and $62 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively.

Amortization expense for intangible assets was $20 million and $40 million for the second quarter and first six months of 2008, respectively, and $19 million and $36 million for the second quarter and first six months of 2007, respectively.  Annual amortization expense for intangible assets held as of February 28, 2008 is estimated to be $79 million for 2008, $69 million for 2009, $59 million for 2010, $54 million for 2011 and $45 million for 2012.

As of February 28, 2008 and August 30, 2007, the Company had goodwill related to its Imaging segment of $58 million and $52 million, respectively, and goodwill related to its Memory segment of $0 and $463 million, respectively.  The $6 million increase in goodwill for the Imaging segment during the first six months of 2008 was due to additional contingent payments made in connection with the Company’s acquisition of the CMOS image sensor business of Avago Technologies Limited.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level.  The Company has determined that its reporting units are its Memory and Imaging segments based on its organizational structure and the financial information that is provided to and reviewed by management.  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock prices, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s memory products.  Accordingly, in the second quarter of 2008, the Company performed an assessment of goodwill for impairment.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed a preliminary second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company hypothetically allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.  Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the third quarter 2008.  The Company’s assessment of goodwill impairment indicated that as of February 28, 2008, the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.

To derive the fair value of its reporting units, the Company performed extensive valuation analyses, utilizing both income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on our internal projection model, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded peer companies.

Property, Plant and Equipment	February 28, 2008	August 30, 2007

Land	$99	$107
Buildings	3,713	3,636
Equipment	12,896	12,379
Construction in progress	501	209
Software	281	267
	17,490	16,598
Accumulated depreciation	(8,856)	(8,319)
	$8,634	$8,279

Depreciation expense was $490 million and $974 million for the second quarter and first six months of 2008, respectively, and $407 million and $782 million for the second quarter and first six months of 2007, respectively.

Accounts Payable and Accrued Expenses	February 28, 2008	August 30, 2007

Accounts payable	$711	$856
Salaries, wages and benefits	239	247
Customer advances	168	85
Income and other taxes	37	33
Interest payable	13	19
Other	131	145
	$1,299	$1,385

As of February 28, 2008 and August 30, 2007, customer advances included $167 million and $83 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of February 28, 2008 and August 30, 2007, other accounts payable and accrued expenses included $14 million and $17 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

As of February 28, 2008 and August 30, 2007, other noncurrent liabilities included $83 million and $167 million, respectively, pursuant to the supply agreement with Apple.

Debt	February 28, 2008	August 30, 2007

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rates of 6.6%	658	666
Notes payable in periodic installments through July 2015, weighted-average interest rates of 4.2% and 4.5%, respectively	378	374
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,406	2,410
Less current portion	(244)	(423)
	$2,162	$1,987

As of February 28, 2008, notes payable and capital lease obligations above included $145 million, denominated in Japanese yen, at a weighted-average interest rate of 1.6%, and $47 million, denominated in Singapore dollars, at a weighted-average interest rate of 6.0%.

For the second quarter of 2008, the Company received $48 million in proceeds from sales-leaseback transactions.  In connection with these transactions, the Company recorded capital lease obligations aggregating $48 million with a weighted-average imputed interest rate of 7.2%, payable in periodic installments through January, 2012.

In the second quarter of 2008, the Company’s joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd., (“TECH”) borrowed $240 million against a credit facility at Singapore Interbank Offered Rate ("SIBOR") plus 2.5%, subject to customary covenants.  On March 31, 2008, TECH entered into a new credit facility that enables it to borrow up to $600 million at SIBOR plus 2.5%, subject to customary liquidity and other covenants.  The facility is available for drawdown from March 31, 2008 to December 31, 2008.  On April 7, 2008, TECH drew $220 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  In March 2009, TECH will be required to place $30 million in restricted cash and on September 2009 it will be required to increase the amount in restricted cash to $60 million.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  As a condition to granting the guarantee, the Company has a second position priority interest in all of the assets of TECH behind the lenders.

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

Subsequent to the commencement of the DOJ DRAM investigation, at least sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.  On January 29, 2008, the Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs have filed a motion seeking certification for interlocutory appeal of this decision and on February 27, 2008, filed a third amended complaint.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska and Delaware subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

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

At least thirty-four purported class action lawsuits were filed against the Company and other suppliers of Flash memory products in various federal and state courts on behalf of direct and indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of Flash memory products during the period from January 1, 1999 through the date the various cases were filed.  The complaints seek treble monetary damages sustained by purported class members, in addition to restitution, costs, and attorneys’ fees.  On February 8, 2008, the plaintiffs filed a consolidated amended complaint that did not name the Company as a defendant.

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

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of the Company’s stock during the period from February 24, 2001 to September 18, 2002.

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also named the Company as a defendant.  The complaints alleged that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs sought, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On November 16, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.  On December 18, 2007, the Court entered an order holding that the plaintiffs had waived any right to appeal the final judgment.

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

Equity Plans

As of February 28, 2008, the Company had an aggregate of 203.3 million shares of its common stock reserved for issuance under its various equity plans, of which 128.4 million shares were subject to outstanding stock awards and 74.9 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  The Company granted 6.3 million and 6.5 million shares of stock options during the second quarter and first six months of 2008, respectively, with weighted-average grant-date fair values per share of $2.48 and $2.53, respectively.  The Company granted 6.8 million and 7.8 million shares of stock options during the second quarter and first six months of 2007, respectively, with weighted-average grant-date fair values per share of $4.75 and $4.91, respectively.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock and historical volatility.  The risk-free rates are based on the U.S. Treasury yield in effect at the time of the grant.   No dividends have been assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended		Six months ended
	February 28, 2008	March 1, 2007	February 28, 2008	March 1, 2007

Average expected life in years	4.25	4.25	4.25	4.25
Expected volatility	43%-48%	38%-40%	37%-48%	38%-42%
Weighted-average volatility	46%	38%	46%	39%
Weighted-average risk-free interest rate	2.9%	4.6%	2.9%	4.7%

Restricted Stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the second quarter of 2008 and 2007, the Company granted 2.3 million and 1.7 million shares, respectively, of service-based Restricted Awards.  During the first six months of 2008 and 2007, the Company granted 3.6 million and 2.7 million shares, respectively, of service-based Restricted Awards, and 1.3 million and 0.9 million shares, respectively, of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $6.10 and $8.53 for Restricted Awards granted during the second quarter and first six months of 2008, respectively, and $12.38 and $15.13 for Restricted Awards granted during the second quarter and first six months of 2007, respectively.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Six months ended
	February 28, 2008	March 1, 2007	February 28, 2008	March 1, 2007

Stock-based compensation expense by caption:
Cost of goods sold	$4	$3	$7	$5
Selling, general and administrative	6	5	12	10
Research and development	3	2	7	5
	$13	$10	$26	$20

Stock-based compensation expense by type of award:
Stock options	$6	$5	$12	$11
Restricted stock	7	5	14	9
	$13	$10	$26	$20

Stock-based compensation expense of $3 million was capitalized and remained in inventory at February 28, 2008.  As of February 28, 2008, $129 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the second quarter of 2012, resulting in a weighted-average period of 1.4 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

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

In the second quarter and first six months of 2008, the Company recorded charges of $8 million and $21 million, respectively, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities to their fair values.  Since the fourth quarter of 2007, the Company has incurred $40 million due to the restructuring initiatives.  As of February 28, 2008 and August 30, 2007, $6 million and $5 million, respectively, of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense for the second quarter and first six months of 2008 included gains of $47 million and $57 million, respectively, on disposals of semiconductor equipment, and losses of $6 million and $33 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the first quarter of 2008 included $38 million of receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating income for the first six months of 2007 included gains on disposals of semiconductor equipment of $10 million.  Other operating income for the first quarter of 2007 included a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.

Effective at the beginning of the first quarter of 2008, the Company adopted the provisions of FIN 48.  In connection with the adoption of FIN 48, the Company increased its liability and decreased retained earnings by $1 million for net unrecognized tax benefits at August 31, 2007.  As of August 31, 2007, the Company had $16 million of unrecognized income tax benefits, of which $15 million, if recognized, would affect the Company’s effective tax rate.  In the first six months of 2008, unrecognized tax benefits decreased $14 million primarily due to a decrease of $15 million from the expiration of certain foreign statues of limitations, partially offset by an increase from foreign exchange fluctuations.  The Company does not expect to recognize any additional previously unrecognized tax benefits during 2008.  As of February 28, 2008 and August 31, 2007, accrued interest and penalties related to uncertain tax positions were de minimis.

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

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 255.0 million for the second quarter and first six months of 2008, and 165.7 million and 111.3 million for the second quarter and first six months of 2007, respectively.

	Quarter ended		Six months ended
	February 28, 2008	March 1, 2007	February 28, 2008	March 1, 2007

Net income (loss) available to common shareholders	$(777)	$(52)	$(1,039)	$63

Weighted-average common shares outstanding − Basic	772.4	768.7	772.2	767.9
Net effect of dilutive stock options	--	--	--	8.4
Weighted-average common shares outstanding − Diluted	772.4	768.7	772.2	776.3

Earnings (loss) per share:
Basic	$(1.01)	$(0.07)	$(1.35)	$0.08
Diluted	(1.01)	(0.07)	(1.35)	0.08

Comprehensive Income (Loss)

Comprehensive income (loss) for 2008 and 2007 included net income (loss) and de minimis amounts of unrealized gains and losses on investments.  Comprehensive loss for the second quarter and first six months of 2008 was ($775) million and ($1,038) million, respectively.  Comprehensive loss for the second quarter of 2007 was ($55) million and comprehensive income for the first six months of 2007 was $62 million.

Acquisition

Avago Technologies Limited Image Sensor Business: On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”) for an initial cash payment of $53 million and additional contingent consideration at inception of up to $17 million if certain milestones were met through calendar 2008.  As of February 28, 2008, the Company had paid $10 million in additional consideration, which was recorded as an increase in goodwill subsequent to the acquisition date.  The Company recorded total assets of $64 million (including intangible assets of $17 million and goodwill of $46 million) and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, is the Senior Vice President, Finance and Chief Financial Officer of Avago.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of February 28, 2008, the Company owned 51% and Intel owned 49% of IM Flash.  The financial results of IM Flash are included in the accompanying consolidated financial statements of the Company.  The partners share the output of IM Flash generally in proportion to their ownership in IM Flash.  IM Flash sells products to the joint venture partners at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $241 million and $464 million for the second quarter and first six months of 2008, respectively, and $102 million and $167 million for the second quarter and first six months of 2007, respectively, and $497 million for 2007.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $29 million and $82 million for the second quarter and first six months of 2008, respectively, and $82 million and $130 million of the second quarter and first six months of 2007, respectively.

All amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interest.  Intel contributed $42 million and $192 million to IM Flash in the second quarter and first six months of 2008, respectively, and $259 million and $647 million for the second quarter and first six months of 2007, respectively.  IM Flash’s cash and marketable investment securities ($257 million as of February 28, 2008) are not anticipated to be made available to finance the Company’s other operations.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, the Singapore Economic Development Board (“EDB”), Canon Inc. and Hewlett-Packard Company.  As of February 28, 2008, the Company owned an approximate 73% interest in TECH.  TECH’s cash and marketable investment securities ($162 million as of February 28, 2008) are not anticipated to be made available to finance the Company’s other operations.  On March 31, 2008, TECH entered into a $600 million credit facility, which is guaranteed, in part, by the Company (see “Debt” note).  Other than the guarantee of TECH’s new credit facility, the creditors of TECH have recourse only to the assets of TECH and do not have recourse to any other assets of the Company.

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by EDB for approximately $290 million, which included a note payable for $216 million.  This note was fully paid in December 2007.  As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%.

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

	Quarter ended		Six months ended
	February 28, 2008	March 1, 2007	February 28, 2008	March 1, 2007

Net sales:
Memory	$1,224	$1,271	$2,590	$2,557
Imaging	135	156	304	400
Total consolidated net sales	$1,359	$1,427	$2,894	$2,957

Operating income:
Memory	$(751)	$(24)	$(1,002)	$36
Imaging	(21)	(10)	(30)	40
Total consolidated operating income (loss)	$(772)	$(34)	$(1,032)	$76

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the future business model for Imaging and the signing of definitive agreements with Nanya Technology Corporation; in “Net Sales” regarding increases in NAND Flash memory production; in “Gross Margin” regarding future charges for inventory write-downs; in “Selling, General and Administrative” regarding SG&A expenses for the third quarter of 2008; in “Research and Development” regarding R&D expenses for the third quarter of 2008; in “Restructure” regarding future charges; in “Goodwill Impairment” regarding potential adjustments to estimated impairment charges recorded in the second quarter of 2008; in “Recently Issued Accounting Standards” regarding the adoption of new accounting standards; and in “Liquidity and Capital Resources” regarding capital spending in 2008 and future net contributions to IM Flash.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

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

Partnering Arrangement with Nanya Technology Corporation:  In March 2008, the Company announced that it had signed a non-binding memorandum of understanding with Nanya Technology Corporation to explore potential technology sharing, joint technology development and development of a new DRAM joint venture.  Under the agreement, a joint development program for DRAM development and design would be created and focus on sub-50 nanometer technologies.  Definitive agreements are expected to be signed in the third quarter of 2008.

Goodwill Impairment:  In the second quarter of 2008, the Company performed an assessment of impairment of goodwill.  As a result of this assessment, the Company recorded a noncash impairment charge of $463 million to goodwill recorded in its Memory segment.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill and Intangible Assets.”)

Inventory Write-Downs: The Company’s results of operations for second and first quarters of 2008 and fourth quarter of 2007 included charges of $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Results of Operations
	Second Quarter				First Quarter		Six Months
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2008	% of net sales	2007	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,224	90%	$1,271	89%	$1,366	89%	$2,590	89%	$2,557	86%
Imaging	135	10%	156	11%	169	11%	304	11%	400	14%
	$1,359	100%	$1,427	100%	$1,535	100%	$2,894	100%	$2,957	100%

Gross margin:
Memory	$(76)	(6)%	$302	24%	$(39)	(3)%	$(115)	(4)%	$642	25%
Imaging	33	24%	55	35%	44	26%	77	25%	157	39%
	$(43)	(3)%	$357	25%	$5	0%	$(38)	(1)%	$799	27%

SG&A	$120	9%	$153	11%	$112	7%	$232	8%	$333	11%
R&D	180	13%	243	17%	163	11%	343	12%	426	14%
Goodwill impairment	463	34%	--	--	--	--	463	16%	--	--
Restructure	8	1%	--	--	13	1%	21	1%	--	--
Other operating (income) expense, net	(42)	(3)%	(5)	(0)%	(23)	(1)%	(65)	(2)%	(36)	(1)%
Net income (loss)	(777)	(57)%	(52)	(4)%	(262)	(17)%	(1,039)	(36)%	63	2%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Net Sales

Total net sales for the second quarter of 2008 decreased 11% as compared to the first quarter of 2008 primarily due to a 10% decrease in Memory sales and a 20% decrease in Imaging sales.  Memory sales for the second quarter of 2008 reflect significant declines in per megabit average selling prices partially offset by significant increases in megabits sold as compared to the first quarter of 2008.  Memory sales were 90% of total net sales in the second quarter of 2008 compared to 89% in the first quarter of 2008 and 89% in the second quarter of 2007.  The decrease in Imaging sales for the second quarter of 2008 as compared to the first quarter of 2008 was primarily due to reductions in average selling prices and lower unit sales.  Total net sales for the second quarter of 2008 decreased 5% as compared to the second quarter of 2007 primarily due to a 4% decrease in Memory sales and a 13% decrease in Imaging sales.  Total net sales for the first six months of 2008 decreased 2% as compared to the first six months of 2007 primarily due to a 24% decrease in Imaging sales.

Memory:  Memory sales for the second quarter of 2008 decreased 10% from the first quarter of 2008 reflecting an approximately 15% decrease in sales of DRAM products and an approximately 5% decrease in sales of NAND Flash products.

Sales of DRAM products for the second quarter of 2008 decreased from the first quarter of 2008 primarily due to an approximately 15% decline in average selling prices.  Sales of DDR2 and DDR3 DRAM products were approximately 30% of the Company’s total net sales in the second quarter of 2008 as compared to approximately 30% for the first quarter of 2008 and approximately 35% for the second quarter of 2007.

Sales of NAND Flash products for the second quarter of 2008 decreased from the first quarter of 2008 primarily due to an approximately 30% decline in average selling prices per megabit mitigated by an approximately 40% increase in megabits sold as a result of production increases.  Megabit production of NAND Flash products increased approximately 25% for the second quarter of 2008 as compared to the first quarter of 2008, primarily due to the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products represented approximately 35% of the Company’s total net sales for the second quarter of 2008 as compared to approximately 35% for the first quarter of 2008 and 20% for the second quarter of 2007.  The Company expects that its production of NAND Flash products will continue to increase significantly through the remainder of 2008.

Memory sales for the second quarter of 2008 decreased 4% from the second quarter of 2007, reflecting an approximately 30% decrease in sales of DRAM products partially offset by an approximately 80% increase in sales of NAND Flash products.  Memory sales for the first six months of 2008 increased 1% as compared to the first six months of 2007 primarily due to a 90% increase in sales of NAND Flash products partially offset by an approximately 20% decrease in sales of DRAM products.  Sales of NAND Flash products for the second quarter of 2008 and first six months of 2008 increased from the corresponding periods of 2007 primarily due to significant increases in megabits sold partially offset by approximately 70% declines in average selling prices for both periods.  The significant increases in megabit sales of NAND Flash products for the second quarter and first six months of 2008 as compared to the corresponding periods of 2007 were primarily due to increased production as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  The decrease in sales of DRAM products for the second quarter and first six months of 2008 from the corresponding periods of 2007 was primarily the result of approximately 60% declines in average selling prices mitigated by increases in megabits sold of approximately 95% and 110%, respectively.  Megabit production of DRAM products increased approximately 75% and 90% for the second quarter and first six months of 2008 as compared to the corresponding periods of 2007, primarily due to production efficiencies from improvements in product and process technologies, including TECH’s conversion to 300mm wafer fabrication.

Imaging:  Imaging sales for the second quarter of 2008 decreased 20% from the first quarter of 2008 primarily due to decreases in unit sales and declines in average selling prices.  Imaging sales for the second quarter of 2008 decreased by 13% from the second quarter of 2007 primarily due to significant reductions in average selling prices and reductions in units sold.  The reduction in units sold primarily reflects reduced sales of VGA and 1-megapixel products, mitigated by significant increases in sales of products with 2-megapixels or higher resolution.  Imaging sales for the first six months of 2008 decreased by 24% as compared to the first six months of 2007 primarily due to decreases in unit sales and significant declines in average selling prices.  Imaging sales were 10% of the Company’s total net sales in the second quarter of 2008 as compared to 11% for the first quarter of 2008 and the second quarter of 2007.

Gross Margin

The Company’s overall gross margin percentage declined from 0% for the first quarter of 2008 to negative 3% for the second quarter of 2008 due to decreases in the gross margin percentages for Memory and Imaging.  The Company’s overall gross margin percentage declined from 25% for the second quarter of 2007 to negative 3% for the second quarter of 2008 and from 27% for the first six months of 2007 to negative 1% for the first six months of 2008. The declines in gross margin for the second quarter and first six months of 2008 from the corresponding periods of 2007 primarily reflect decreases in the gross margin percentage for Memory, as well as a decrease for Imaging products.

Memory:  The Company’s gross margin percentage for Memory products for the second quarter of 2008 declined from negative 3% for the first quarter of 2008 to negative 6% primarily due to a decline in gross margins for NAND Flash products and a shift in product mix to NAND Flash products, which had significantly lower gross margins than DRAM products.  Gross margins for DRAM and NAND Flash products for the second quarter of 2008 were both adversely affected by significant declines in average selling prices.

The Company’s gross margin percentage on NAND Flash products for the second quarter of 2008 declined from the first quarter of 2008 primarily due to the approximately 30% decline in average selling prices, mitigated by an approximately 25% reduction in costs per megabit.  Cost reductions in the second quarter of 2008 reflect lower manufacturing costs and lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand and shifts in product mix.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $241 million for the second quarter of 2008, $223 million for the first quarter of 2008, $102 million for the second quarter of 2007, $65 million for the first quarter of 2007 and $497 million for 2007.

The gross margin percentage for DRAM products for the second quarter of 2008 improved slightly from the first quarter of 2008, primarily due to an approximately 15% reduction in costs per megabit offset by the approximately 15% decline in average selling prices.  The Company achieved cost reductions for DRAM products through transitions to higher-density, advanced-geometry devices.

For the second quarter of 2008, first quarter of 2008 and fourth quarter of 2007, the Company’s gross margins for Memory were impacted by inventory write-downs of $15 million, $62 million and $20 million, respectively, as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  In future periods, if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, the Company would record additional write-downs.

The Company’s gross margin percentage for Memory products declined to negative 6% for the second quarter of 2008 from 24% for second quarter of 2007 and to negative 4% for the first six months of 2008 from 25% for the first six months of 2007, primarily due to reductions in the gross margin on sales of DRAM products as a result of the approximately 60% declines in average selling prices for both periods.  A shift in product mix to NAND Flash products, which had a significantly lower gross margin than DRAM products, also contributed to the reductions in gross margin for Memory products.

In the second quarter of 2008, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 10% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in the second and first quarters of 2008 and 2007.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging of 24% for the second quarter of 2008 was slightly lower than the 26% gross margin for the first quarter of 2008 primarily due to declines in average selling prices which were mitigated by a shift in product mix to higher resolution products that generally realized higher gross margins.  The Company’s gross margin for Imaging products decreased to 24% for the second quarter of 2008 from 35% for second quarter of 2007 and decreased to 25% for the first six months of 2008 from 39% for the first six months of 2007, primarily due to declines in average selling prices mitigated by cost reductions and a shift to higher margin products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2008 increased 7% from the first quarter of 2008 primarily due to higher legal costs.  SG&A expenses for the second quarter of 2008 decreased 22% from the second quarter of 2007 primarily due to lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  SG&A expenses for the first six months of 2008 decreased 30% from the first six months of 2007 primarily due to lower legal expenses and lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  In the first quarter of 2007, the Company recorded a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  The Company expects SG&A expenses to approximate $125 million to $135 million for the third quarter of 2008.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  The Company is involved in a number of significant cases which are scheduled for trial in 2008.

For the Company’s Memory segment, SG&A expenses as a percentage of sales were 8% for the second quarter of 2008, 7% for the first quarter of 2008 and 10% for the second quarter of 2007.  For the Imaging segment, SG&A expenses as a percentage of sales were 13% for the second quarter of 2008, 8% for the first quarter of 2008 and 15% for the second quarter of 2007.

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

R&D expenses for the second quarter of 2008 increased 10% from the first quarter of 2008 principally due to increases in NAND development wafers processed.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $29 million for the second quarter of 2008, $53 million for the first quarter of 2008 and $82 million for the second quarter of 2007.  R&D expenses for the second quarter of 2008 decreased 26% from the second quarter of 2007, principally due to decreases in development wafers processed.  R&D expenses for the first six months of 2008 decreased 19% from the first six months of 2007, principally due to decreases in development wafers processed.  The Company expects that its R&D expenses, net of amounts reimbursable from Intel, will approximate $165 million to $175 million for the third quarter of 2008.

For the Company’s Memory segment, R&D expenses as a percentage of sales were 12% for the second quarter of 2008, 9% for the first quarter of 2008 and 16% for the second quarter of 2007.  For the Imaging segment, R&D expenses as a percentage of sales were 27% for the second quarter of 2008, 22% for the first quarter of 2008 and 27% for the second quarter of 2007.

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

Goodwill Impairment

In the second quarter of 2008, the Company performed an assessment of impairment for goodwill.  In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock prices, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s memory products.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed a preliminary second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company hypothetically allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.  Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the third quarter 2008.  The Company’s assessment of goodwill impairment indicated that as of February 28, 2008, the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill and Intangible Assets.”)

Restructure

In the fourth quarter of 2007, in an effort to increase its competitiveness and efficiency, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives include workforce reductions in certain areas of the Company as its business is realigned.  Additional initiatives include establishing certain operations closer in location to the Company’s global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing the Company’s overhead costs to meet or exceed industry benchmarks.  It is anticipated that these initiatives will be implemented over several quarters.  In the second quarter and first six months of 2008, the Company recorded charges of $8 million and $21 million, respectively, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities to their fair values.  Since the fourth quarter of 2007, the Company has incurred $40 million due to the restructuring initiatives.

Other Operating (Income) Expense, Net

Other operating (income) expense for the second quarter and first six months of 2008 included gains of $47 million and $57 million, respectively, on disposals of semiconductor equipment, and losses of $6 million and $33 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the first quarter of 2008 included $38 million of receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating income for the first six months of 2007 included gains on disposals of semiconductor equipment of $10 million.  Other operating income for the first quarter of 2007 included a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.  Due to certain foreign statutes of limitations which expired on December 31, 2007, the Company recognized approximately $15 million of previously unrecognized tax benefits in the second quarter of 2008.

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

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the second quarter of 2008, the first quarter of 2008 and second quarter of 2007 was $13 million, $13 million and $10 million, respectively.  As of February 28, 2008, $3 million of stock compensation expense was capitalized and remained in inventory.  As of February 28, 2008, there was $129 million of total unrecognized compensation cost related to equity plans, which is expected to be recognized through the second quarter of 2012.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding which reduced stock compensation recognized in subsequent periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling p-rices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of February 28, 2008, the Company had cash and equivalents and short-term investments totaling $1.9 billion compared to $2.6 billion as of August 30, 2007.  The balance as of February 28, 2008, included an aggregate of $419 million held at, and anticipated to be used in the near term by, IM Flash and TECH and are not anticipated to be made available to finance the Company’s other operations.

Operating Activities:  The Company generated $558 million of cash from operating activities in the first six months of 2008, which principally reflects the Company’s $1,039 million of net loss adjusted by $1,015 million for noncash depreciation and amortization expense, a $463 million noncash goodwill write-down, a $107 million decrease in receivables and $77 million of noncash inventory write-downs.

Investing Activities:  Net cash used by investing activities was $925 million in the first six months of 2008, which included cash expenditures for property, plant and equipment of $1,306 million partially offset by the net effect of purchases, sales and maturities of investment securities of $268 million and $134 million in proceeds from sales of equipment.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2008 capital spending to approximate $2.5 billion to $3.0 billion, primarily for expenditures on 300mm fabrication facilities.  As of February 28, 2008, the Company had commitments of approximately $1.0 billion for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

Financing Activities:  Net cash used for financing activities was $117 million in the first six months of 2008, primarily reflecting an aggregate of $601 million in scheduled debt payments and payments on equipment purchase contracts partially offset by $240 million in proceeds from borrowings and $192 million in capital contributions received from joint venture partners.

In the second quarter of 2008, the Company’s TECH subsidiary borrowed $240 million against a credit facility at Singapore Interbank Offered Rate ("SIBOR") plus 2.5%, subject to customary covenants.  On March 31, 2008, TECH entered into a new credit facility that enables it to borrow up to $600 million at SIBOR plus 2.5%, subject to customary liquidity and other covenants.  The facility is available for drawdown from March 31, 2008 to December 31, 2008.  On April 7, 2008, TECH drew $220 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  In March 2009, TECH will be required to place $30 million in restricted cash and on September 2009 it will be required to increase the amount in restricted cash to $60 million.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  As a condition to granting the guarantee, the Company has a second position priority interest in all of the assets of TECH behind the lenders.

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of February 28, 2008, IM Flash had $257 million of cash and marketable investment securities.  The Company plans to make cash contributions, net of distributions received, of approximately $200 million through the end of 2009, with similar contributions to be made by Intel.  Timing of these contributions, however, is subject to market conditions and approval of the partners.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures.”)

Contractual Obligations:  As of February 28, 2008, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2008	2009	2010	2011	2012	2013 and thereafter
(amounts in millions)
Notes payable (including interest)	$1,946	$108	$246	$189	$29	$24	$1,350
Capital lease obligations	778	103	187	127	239	30	92
Operating leases	103	11	17	14	13	11	37

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company is required to adopt SFAS No. 161 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties.  The Company is required to adopt EITF No. 07-1 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of EITF No. 07-1 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company is evaluating the impact this statement will have on its financial statements.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Management believes the accounting policies below are critical in the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments.

Acquisitions and consolidations:  Determination and the allocation of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  The Company typically obtains independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.

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

Goodwill and intangible assets:  In the second quarter of 2008, the Company recorded a goodwill impairment charge of $463 million.  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired.  If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of all of the Company’s tangible and intangible asset and liabilities.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Determining when to test for impairment, the Company’s reporting units, the fair value of a reporting unit and the fair value of assets and liabilities within a reporting unit, requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, judgments and assumptions are required to allocate assets and liabilities to reporting units.

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

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s semiconductor memory inventory by approximately $78 million at February 28, 2008.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of February 28, 2008, $2,100 million of the Company’s $2,406 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,160 million as of February 28, 2008 and was $2,411 million as of August 30, 2007.  The Company estimates that as of February 28, 2008, a 1% change in market interest rates would change the fair value of the fixed-rate debt by approximately $80 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $420 million as of February 28, 2008 and U.S. $448 million as of August 30, 2007.  The Company also had aggregate foreign currency liabilities valued at U.S. $701 million as of February 28, 2008 and U.S. $979 million as of August 30, 2007.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	February 28, 2008			August 30, 2007
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$20	$178	$29	$58	$180	$11
Net deferred tax assets	--	83	4	--	76	2
Debt	(47)	(145)	(5)	(258)	(165)	(5)
Accounts payable and accrued expenses	(185)	(128)	(50)	(116)	(168)	(137)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of February 28, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, the Company subsequently added claims and defenses based on Rambus’s alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  Post-trial briefing is underway for this phase of the litigation.  A number of other suits are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against the Company and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the '068 patent was upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.  On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging among other things, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of the Company and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on the Company’s antitrust and fraud claims.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.  The Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit.  On February 29, 2008, the U.S. Court of Appeals for the Federal Circuit issued an order reversing the dismissal of the Company’s declaratory judgment action filed in the U.S. District Court for the Northern District of California and remanding the suit to that Court.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs have filed a motion seeking certification for interlocutory appeal of this decision and on February 27, 2008, filed a third amended complaint.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska and Delaware subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

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

At least thirty-four purported class action lawsuits have been filed against the Company and other suppliers of Flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys’ fees.  On February 8, 2008, the plaintiffs filed a consolidated amended complaint that did not name the Company as a defendant.

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

Securities Matters

On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or the Company’s operations and financial results.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of the Company’s stock during the period from February 24, 2001 to September 18, 2002.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.

The Company is unable to predict the outcome of these cases.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Lexar Matters

In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also named the Company as a defendant.  The complaints alleged that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs sought, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On November 16, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.  On December 18, 2007, the Court entered an order holding that the plaintiffs had waived any right to appeal the final judgment.

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

In the second quarter of 2008 average selling prices for DRAM products and NAND Flash products decreased approximately 15% and 30%, respectively, as compared to the first quarter of 2008.  In 2007, average selling prices for DRAM products and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In other recent years, we also have experienced significant annual decreases in per megabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  We recorded inventory write-downs of $15 million in the second quarter of 2008, $62 million in the first quarter of 2008 and $20 million in the fourth quarter of 2007 as a result of significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be significantly larger than the amount recorded in the first and second quarters of 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per megabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per megabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per megabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per unit manufacturing costs at sufficient levels to increase gross margins due to factors, including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

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

We plan to increase our NAND Flash production and sales in future periods.  As part of this plan, we have formed several manufacturing joint ventures with Intel and made substantial investments in capital expenditures for equipment, new facilities and research and development.  Our plans also require significant investments in capital expenditures and research and development.  We currently expect our capital spending for 2008 to approximate $2.5 billion to $3.0 billion, with a majority of the expenditures being made to support our NAND operations.  These investments involve numerous risks.  In addition, we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company's other products.  We are party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

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

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

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

Our efforts to restructure our Imaging business may be unsuccessful.

We are exploring business model alternatives for our Imaging business including partnering arrangements.  To the extent we form a partnering arrangement, the resulting business model may not be successful and the Imaging operations revenues and margins could be adversely affected.  We may incur significant costs to convert Imaging operations to a new business structure and operations could be disrupted.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

We expect to make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities,

•	increasing capital expenditures to upgrade and maintain facilities,

•	increasing debt to finance any acquisition or formation of a new business,

•	difficulties in protecting our intellectual property as we enter into a greater number of licensing arrangements,

•	diverting management’s attention from normal daily operations,

•	managing larger or more complex operations and facilities and employees in separate geographic areas, and

•	hiring and retaining key employees.

Acquisitions of, or alliances with, high-technology companies are inherently risky, and any future transactions may not be successful and may materially adversely affect our business, results of operations or financial condition.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

We are pursuing a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas as we realign our business.  Additional initiatives include establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and reducing our overhead costs to meet or exceed industry benchmarks.  In the second quarter and first six months of 2008, we recorded charges of $8 million and $21 million, respectively, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities that are expected to be sold to their fair values.  We may not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of February 28, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro or yen, our results of operations or financial condition will be adversely affected.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses.  On August 28, 2000, we filed a complaint (subsequently amended) against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our amended complaint alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by us, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, we subsequently added claims and defenses based on Rambus’s alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  Post-trial briefing is underway for this phase of the litigation.  A number of other suits are pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, other suits are pending alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642, including: on August 10, 2001, Rambus filed suit against us and Assitec (an electronics retailer) in the Civil Court of Pavia, Italy; and on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent has been upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging infringement of eighteen Rambus patents.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging amongst other thins, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of ours and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on our antitrust and fraud claims.  We are also engaged in litigation with Mosaid Technologies, Inc. ("Mosaid").  On July 24, 2006, we filed a declaratory judgment action against Mosaid in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against us and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding two additional Mosaid patents.  On October 23, 2006, the California Court dismissed our declaratory judgment suit based on lack of jurisdiction.  We appealed that decision to the U.S. Court of Appeals for the Federal Circuit.  On February 29, 2008, the U.S. Court of Appeals for the Federal Circuit issued an order reversing the dismissal of our declaratory judgment action filed in the U.S. District Court for the Northern District of California and remanding the suit to that Court.

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

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states: Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased

DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of various jurisdictions' antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Court granted in part and denied in part our motion to dismiss the plaintiff’s second amended consolidated complaint.  Plaintiffs have filed a motion seeking certification for interlocutory appeal of this decision and on February 27, 2008, filed a third amended complaint.

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

At least thirty-four purported class action lawsuits have been filed against the Company and other suppliers of Flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys' fees.  On February 8, 2008, the plaintiffs filed consolidated amended complaint on February 8, 2008 that did not name us as a defendant.

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

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors.  We were also named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from us.  However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted our motion to dismiss seconded amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.

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

Sales to customers outside the United States approximated 77% of our consolidated net sales for the second quarter of 2008.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 216,143 shares of its common stock at an average price per share of $7.89.  In the second quarter of 2008, the Company retired the 216,143 shares acquired in the second quarter of 2008.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

November 30, 2008 – January 3, 2008	64,765	$8.43	N/A	N/A
January 4, 2008 – January 31, 2008	--	--	N/A	N/A
February 1, 2008 – February 28, 2008	151,378	$7.67	N/A	N/A
	216,143	$7.89

Item 4.  Submission of Matters to a Vote of Security Holders

Please refer to “PART II.  OTHER INFORMATION – Item 4.  Submission of Matter to a Vote of Security Holders” of the Company's Quarterly Report on Form 10-Q for the quarter ended November 29, 2007 for a description and results of matters submitted to the shareholders at the Company's Annual Meeting of Shareholders on December 4, 2007.

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

Micron Technology, Inc.
(Registrant)

Date: April 8, 2008	/s/ Steven R. Appleton
Steven R. Appleton Chairman and Chief Executive Officer (Principal Executive Officer and performing functions of Principal Financial Officer)