Form 10-Q
period 2008-06-26
MICRON TECHNOLOGY INC
filed 2008-07-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock as of June 30, 2008 was 761,040,324.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter ended		Nine months ended
	May 29, 2008	May 31, 2007	May 29, 2008	May 31, 2007

Net sales	$1,498	$1,294	$4,392	$4,251
Cost of goods sold	1,450	1,188	4,382	3,346
Gross margin	48	106	10	905

Selling, general and administrative	116	134	348	467
Research and development	170	195	513	621
Goodwill impairment	--	--	463	--
Restructure	8	--	29	--
Other operating (income) expense, net	(21)	(28)	(86)	(64)
Operating loss	(225)	(195)	(1,257)	(119)

Interest income	15	29	68	105
Interest expense	(21)	(12)	(62)	(17)
Other non-operating income (expense), net	--	1	(7)	9
Loss before taxes and noncontrolling interests	(231)	(177)	(1,258)	(22)

Income tax (provision)	(13)	(9)	(16)	(24)
Noncontrolling interests in net (income) loss	8	(39)	(1)	(116)
Net loss	$(236)	$(225)	$(1,275)	$(162)

Loss per share:
Basic	$(0.30)	$(0.29)	$(1.65)	$(0.21)
Diluted	(0.30)	(0.29)	(1.65)	(0.21)

Number of shares used in per share calculations:
Basic	772.8	769.9	772.4	768.5
Diluted	772.8	769.9	772.4	768.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value and share amounts)
(Unaudited)

As of	May 29, 2008	August 30, 2007

Assets
Cash and equivalents	$1,474	$2,192
Short-term investments	110	424
Receivables	995	994
Inventories	1,453	1,532
Prepaid expenses	67	67
Deferred income taxes	30	25
Total current assets	4,129	5,234
Intangible assets, net	375	401
Property, plant and equipment, net	8,721	8,279
Deferred income taxes	72	65
Goodwill	58	515
Other assets	261	324
Total assets	$13,616	$14,818

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,374	$1,385
Deferred income	80	84
Equipment purchase contracts	68	134
Current portion of long-term debt	262	423
Total current liabilities	1,784	2,026
Long-term debt	2,159	1,987
Deferred income taxes	11	25
Other liabilities	343	421
Total liabilities	4,297	4,459

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,811	2,607

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 761.0 million and 757.9 million shares, respectively	76	76
Additional capital	6,558	6,519
Retained earnings (accumulated deficit)	(112)	1,164
Accumulated other comprehensive loss	(14)	(7)
Total shareholders’ equity	6,508	7,752
Total liabilities and shareholders’ equity	$13,616	$14,818

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Nine months ended	May 29, 2008	May 31, 2007

Cash flows from operating activities
Net loss	$(1,275)	$(162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,528	1,244
Goodwill impairment	463	--
Provision to write-down inventories to estimated market values	77	--
Stock-based compensation	40	30
Noncash restructure charges	7	--
Gains from disposition of equipment, net of write-downs	(70)	(25)
Change in operating assets and liabilities:
Decrease in receivables	11	158
(Increase) decrease in inventories	2	(487)
(Decrease) in accounts payable and accrued expenses	(48)	(56)
Deferred income taxes	(3)	(2)
Other	43	93
Net cash provided by operating activities	775	793

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,809)	(2,851)
Purchases of available-for-sale securities	(259)	(1,227)
Acquisition of noncontrolling interest in TECH	--	(73)
Proceeds from maturities of available-for-sale securities	529	2,088
Proceeds from sales of property, plant and equipment	175	49
Proceeds from sales of available-for-sale securities	24	531
Decrease in restricted cash	--	14
Other	51	(44)
Net cash used for investing activities	(1,289)	(1,513)

Cash flows from financing activities
Proceeds from debt	507	1,300
Cash received from noncontrolling interests	295	974
Proceeds from equipment sale-leaseback transactions	92	358
Proceeds from issuance of common stock	4	55
Repayments of debt	(653)	(159)
Payments on equipment purchase contracts	(348)	(393)
Distributions to noncontrolling interests	(92)	--
Debt issuance costs	(9)	(27)
Cash paid for capped call transactions	--	(151)
Other	--	(1)
Net cash provided by (used for) financing activities	(204)	1,956

Net increase (decrease) in cash and equivalents	(718)	1,236
Cash and equivalents at beginning of period	2,192	1,431
Cash and equivalents at end of period	$1,474	$2,667

Supplemental disclosures
Income taxes paid, net	$(24)	$(33)
Interest paid, net of amounts capitalized	(59)	(13)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	404	802

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s third quarters of fiscal 2008 and 2007 ended on May 29, 2008 and May 31, 2007, respectively.  The Company’s fiscal 2007 ended on August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.

Recently issued accounting standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 retrospectively, effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company is required to adopt SFAS No. 161 effective for the second quarter of 2009.  The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB also issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on August 31, 2007.  The adoption of FIN 48 did not have a significant impact on the Company’s results of operations or financial position.  The Company did not change its policy of recognizing accrued interest and penalties related to unrecognized tax benefits within the income tax provision with the adoption of FIN 48.  (See “Income Taxes” note.)

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

Supplemental Balance Sheet Information

Receivables	May 29, 2008	August 30, 2007

Trade receivables	$749	$739
Taxes other than income	44	44
Other	203	215
Allowance for doubtful accounts	(1)	(4)
	$995	$994

As of May 29, 2008 and August 30, 2007, other receivables included $77 million and $108 million, respectively, due from Intel Corporation primarily for amounts related to NAND Flash product design and process development activities.  Other receivables as of May 29, 2008 and August 30, 2007 also included $77 million and $83 million, respectively, due from settlement of litigation.  As of May 29, 2008, other receivables also included $8 million due from Nanya Technology Corporation related to licensing of intellectual property in connection with the MeiYa DRAM Joint Venture.  (See “Joint Ventures – MeiYa DRAM Joint Venture with Nanya Technology Corporation” note.)

Other noncurrent assets as of May 29, 2008 and August 30, 2007 included receivables of $37 million and $110 million, respectively, due from settlement of litigation.

Inventories	May 29, 2008	August 30, 2007

Finished goods	$439	$517
Work in process	825	772
Raw materials and supplies	189	243
	$1,453	$1,532

The Company’s results of operations for the second and first quarters of 2008 and fourth quarter of 2007 included charges of $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	May 29, 2008		August 30, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$570	$(307)	$544	$(271)
Customer relationships	127	(31)	127	(19)
Other	29	(13)	29	(9)
	$726	$(351)	$700	$(299)

During the first nine months of 2008 and 2007, the Company capitalized $33 million and $76 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively.

Amortization expense for intangible assets was $20 million and $60 million for the third quarter and first nine months of 2008, respectively, and $19 million and $55 million for the third quarter and first nine months of 2007, respectively.  Annual amortization expense for intangible assets held as of May 29, 2008 is estimated to be $80 million for 2008, $71 million for 2009, $60 million for 2010, $55 million for 2011 and $46 million for 2012.

Property, Plant and Equipment	May 29, 2008	August 30, 2007

Land	$99	$107
Buildings	3,778	3,636
Equipment	13,176	12,379
Construction in progress	590	209
Software	282	267
	17,925	16,598
Accumulated depreciation	(9,204)	(8,319)
	$8,721	$8,279

Depreciation expense was $493 million and $1,467 million for the third quarter and first nine months of 2008, respectively, and $426 million and $1,208 million for the third quarter and first nine months of 2007, respectively.

Goodwill

As of August 30, 2007, the Company had goodwill related to its Memory segment of $463 million.  During the second quarter of 2008, the Company wrote off all of the segment’s goodwill based on the results of the Company’s test for impairment.  As of May 29, 2008 and August 30, 2007, the Company had goodwill related to its Imaging segment of $58 million and $52 million, respectively.  The $6 million increase in goodwill for the Imaging segment during the first nine months of 2008 was due to additional contingent payments made in connection with the Company’s acquisition of the CMOS image sensor business of Avago Technologies Limited.  The Company’s assessment of goodwill impairment in the second quarter of 2008 indicated that the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level.  The Company has determined that its reporting units are its Memory and Imaging segments based on its organizational structure and the financial information that is provided to and reviewed by management.  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

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

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed a preliminary second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.  In the third quarter of 2008, the Company finalized the second step of the impairment analysis and the results confirmed that there was no implied value attributable to goodwill in the Memory segment as of February 28, 2008.

In the first step of the impairment analysis, the Company performed extensive valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units.  Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on our internal projection models, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded peer companies.  In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Memory segment by allocating the fair value of the segment to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the segment had been acquired in a business combination and the price paid to acquire it was the fair value.

Accounts Payable and Accrued Expenses	May 29, 2008	August 30, 2007

Accounts payable	$814	$856
Salaries, wages and benefits	227	247
Customer advances	167	85
Income and other taxes	35	33
Interest payable	19	19
Other	112	145
	$1,374	$1,385

As of May 29, 2008 and August 30, 2007, customer advances included $167 million and $83 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of May 29, 2008 and August 30, 2007, other accounts payable and accrued expenses included $12 million and $17 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

As of May 29, 2008 and August 30, 2007, other noncurrent liabilities included $83 million and $167 million, respectively, pursuant to the supply agreement with Apple.

Debt	May 29, 2008	August 30, 2007

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Capital lease obligations payable in monthly installments through August 2021, weighted-average imputed interest rate of 6.6%	678	666
Notes payable in periodic installments through July 2015, weighted-average interest rate of 4.2% and 4.5%, respectively	373	374
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,421	2,410
Less current portion	(262)	(423)
	$2,159	$1,987

As of May 29, 2008, notes payable and capital lease obligations above included $113 million, denominated in Japanese yen, at a weighted-average interest rate of 1.6%, and $51 million, denominated in Singapore dollars, at a weighted-average interest rate of 6.0%.

During the third quarter of 2008, the Company received $44 million in proceeds from sales-leaseback transactions and in connection with these transactions, recorded capital lease obligations aggregating $43 million with a weighted-average imputed interest rate of 6.1%, payable in periodic installments through May 2012.  During the first nine months of 2008, the Company received $92 million in proceeds from sales-leaseback transactions and in connection with these transactions, recorded capital lease obligations aggregating $91 million with a weighted-average imputed interest rate of 6.7%, payable in periodic installments through May 2012.

During the second quarter of 2008, the Company’s joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd., (“TECH”) borrowed $240 million against a credit facility at Singapore Interbank Offered Rate ("SIBOR") plus 2.5%.  On March 31, 2008, TECH entered into a new credit facility that enabling TECH to borrow up to $600 million at SIBOR plus 2.5%.  The facility is available for drawdown through December 31, 2008.  During the third quarter of 2008, TECH drew $270 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding.  The new credit facility is collateralized by substantially all of the assets of TECH (approximately $1,526 million as of May 29, 2008) and contains certain covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  Beginning March 2009, TECH will be required to maintain $30 million in restricted cash and this restricted cash requirement will increase to $60 million in September 2009.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.

Contingencies

The Company has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below.  The Company is currently a party to other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company is involved in the following patent, antitrust, securities and Lexar matters.

Patent Matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  The Company also is engaged in patent litigation with Mosaid Technologies, Inc. (“Mosaid”) in both the U.S. District Court for the Northern District of California and the U.S. District Court for the Eastern District of Texas.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM and image sensor products, which account for a significant portion of net sales.

The Company is unable to predict the outcome of assertions of infringement made against the Company and therefore cannot estimate the range of possible loss.  A court determination that the Company’s products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require the Company to make material changes to its products and/or manufacturing processes.  Any of the foregoing could have a material adverse effect on the Company’s business, results of operations or financial condition.

Antitrust Matters:  On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company has cooperated fully and actively with the DOJ in its investigation.  The Company has cooperated pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for the Company’s full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ DRAM investigation, at least sixty-eight purported class action lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members in addition to restitution, costs and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.   On January 29, 2008, the Northern District of California court granted in part and denied in part the Company’s motion to dismiss plaintiffs’ second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit accepted plaintiffs’ interlocutory appeal.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

Three purported class action DRAM lawsuits also have been filed in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  In May and June 2008 respectively, plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases.  In the British Columbia case, plaintiffs have filed an appeal of that decision.

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

The Company is unable to predict the outcome of these lawsuits and investigations and therefore cannot estimate the range of possible loss.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Securities Matters:  On February 24, 2006, a putative class action complaint was filed against the Company and certain of its officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of the Company’s stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of the Company’s stock during the period from February 24, 2001 to September 18, 2002.

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Court of Appeals.

The Company is unable to predict the outcome of these cases and therefore cannot estimate the range of possible loss.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Lexar Matters:  In March 2006, following the Company’s announcement of a definitive agreement to acquire Lexar Media, Inc. (“Lexar”) in a stock-for-stock merger, four purported class action complaints were filed in the Superior Court for the State of California (Alameda County) on behalf of shareholders of Lexar against Lexar and its directors.  Two of the complaints also named the Company as a defendant.  The complaints alleged that the defendants breached, or aided and abetted the breach of, fiduciary duties owed to Lexar shareholders by, among other things, engaging in self-dealing, failing to engage in efforts to obtain the highest price reasonably available, and failing to properly value Lexar in connection with a merger transaction between Lexar and the Company.  The plaintiffs sought, among other things, injunctive relief preventing, or an order of rescission reversing, the merger, compensatory damages, interest, attorneys’ fees, and costs.  On May 19, 2006, the plaintiffs filed a motion for preliminary injunction seeking to block the merger.  On May 31, 2006, the Court denied the motion.  An amended consolidated complaint was filed on October 10, 2006.  On June 14, 2007, the Court granted Lexar's and the Company's motions to dismiss the amended complaint but allowed plaintiffs leave to file a further amended complaint.  On November 16, 2007, the Court granted Lexar’s and the Company’s renewed motion to dismiss the case as to all parties with prejudice.  On December 18, 2007, the Court entered an order holding that the plaintiffs had waived any right to appeal the final judgment.

Stock Warrants

In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitled the holders to exercise their warrants and purchase shares of common stock for $56.00 per share at any time through May 15, 2008.  The warrants expired on May 15, 2008.

Equity Plans

As of May 29, 2008, the Company had an aggregate of 201.8 million shares of its common stock reserved for issuance under its various equity plans, of which 126.3 million shares were subject to outstanding stock awards and 75.5 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  The Company granted 0.4 million and 6.9 million stock options during the third quarter and first nine months of 2008, respectively, with weighted-average grant-date fair values per share of $2.67 and $2.54, respectively.  The Company granted 0.2 million and 8.0 million stock options during the third quarter and first nine months of 2007, respectively, with weighted-average grant-date fair values per share of $4.20 and $4.88, respectively.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized by the Company are based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The risk-free rates utilized by the Company are based on the U.S. Treasury yield in effect at the time of the grant.  No dividends have been assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:
	Quarter ended		Nine months ended
	May 29, 2008	May 31, 2007	May 29, 2008	May 31, 2007

Average expected life in years	4.25	4.25	4.25	4.25
Expected volatility	45%-48%	34%-37%	37%-48%	34%-42%
Weighted-average volatility	48%	36%	46%	39%
Weighted-average risk-free interest rate	2.5%	4.6%	2.9%	4.7%

Restricted Stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the third quarter of 2008, the Company granted 0.6 million and 0.1 million shares of service-based and performance-based Restricted Awards, respectively.  During the first nine months of 2008 and 2007, the Company granted 4.2 million and 2.7 million shares, respectively, of service-based Restricted Awards, and 1.4 million and 0.9 million shares, respectively, of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $7.56 and $8.42 for Restricted Awards granted during the third quarter and first nine months of 2008, respectively, and $15.07 for Restricted Awards granted during the first nine months of 2007.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Nine months ended
	May 29, 2008	May 31, 2007	May 29, 2008	May 31, 2007

Stock-based compensation expense by caption:
Cost of goods sold	$4	$3	$11	$8
Selling, general and administrative	6	4	18	14
Research and development	4	3	11	8
	$14	$10	$40	$30

Stock-based compensation expense by type of award:
Stock options	$7	$7	$19	$18
Restricted stock	7	3	21	12
	$14	$10	$40	$30

Stock-based compensation expense of $3 million was capitalized and remained in inventory at May 29, 2008.  As of May 29, 2008, $120 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the third quarter of 2012, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In an effort to increase its competitiveness and efficiency, in the fourth quarter of 2007 the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives included workforce reductions in certain areas of the Company as its business was realigned.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and evaluating functions more efficiently performed through partnerships or other outside relationships.  In addition, the Company continues to focus on reducing overhead costs to meet or exceed industry benchmarks.

In the third quarter and first nine months of 2008, the Company recorded charges of $8 million and $29 million, respectively, primarily within its Memory segment, for employee severance and related costs, a write-down of certain facilities to their fair values, and relocation and retention bonuses.  Since the beginning of the fourth quarter of 2007, the Company has incurred $48 million due to the restructuring initiatives.  As of May 29, 2008 and August 30, 2007, $8 million and $5 million, respectively, of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense for the third quarter and first nine months of 2008 included gains of $13 million and $70 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the first nine months of 2008 included a gain of $38 million for receipts from the U.S. government in connection with anti-dumping tariffs and losses of $33 million from changes in currency exchange rates.  Other operating (income) expense for the third quarter of 2007 included $15 million from gains on disposals of semiconductor equipment and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2007 included $25 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.

Effective at the beginning of the first quarter of 2008, the Company adopted the provisions of FIN 48.  In connection with the adoption of FIN 48, the Company increased its liability and decreased retained earnings by $1 million for net unrecognized tax benefits at August 31, 2007.  As of August 31, 2007, the Company had $16 million of unrecognized income tax benefits, of which $15 million, if recognized, would affect the Company’s effective tax rate.  In the first nine months of 2008, unrecognized tax benefits decreased by $15 million primarily due to the expiration of certain foreign statutes of limitations.  The Company does not expect to recognize any significant additional previously unrecognized tax benefits through the third quarter of 2009.  As of May 29, 2008 and August 31, 2007, accrued interest and penalties related to uncertain tax positions were de minimis.

The Company and its subsidiaries file income tax returns with the United States federal government, various U.S. states and various foreign jurisdictions throughout the world.  The Company’s U.S. federal and state tax returns remain open to examination for 2005 through 2007 and 2004 through 2007, respectively.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 1999 to 2007.  The Company is currently undergoing audits in the U.K. for 2004.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 223.8 million for the third quarter and first nine months of 2008, and 257.1 million for the third quarter and first nine months of 2007.

	Quarter ended		Nine months ended
	May 29, 2008	May 31, 2007	May 29, 2008	May 31, 2007

Net loss available to common shareholders	$(236)	$(225)	$(1,275)	$(162)

Weighted-average common shares outstanding	772.8	769.9	772.4	768.5

Loss per share:
Basic	$(0.30)	$(0.29)	$(1.65)	$(0.21)
Diluted	(0.30)	(0.29)	(1.65)	(0.21)

Comprehensive Income (Loss)

 Comprehensive loss for the third quarter and first nine months of 2008 was ($244) million and ($1,282) million, respectively, and included ($8) million and ($7) million net of tax, respectively, of unrealized losses on investments. Comprehensive loss for the third quarter and first nine months of 2007 was ($225) million and ($163) million, respectively, and included de minimis amounts of unrealized gains and losses on investments.

Acquisition of Avago Technologies Limited Image Sensor Business

On December 11, 2006, the Company acquired the CMOS image sensor business of Avago Technologies Limited (“Avago”) for an initial cash payment of $53 million and additional contingent consideration at the date of acquisition of up to $17 million if certain milestones were met through calendar 2008.  As of May 29, 2008, the Company had paid $10 million of additional contingent consideration, which was recorded as an increase in goodwill subsequent to the acquisition date.  The Company recorded total assets of $64 million (including intangible assets of $17 million and goodwill of $46 million) and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, was the Senior Vice President, Finance and Chief Financial Officer of Avago at the time of the transaction.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel Corporation (“Intel”) to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of May 29, 2008, the Company owned 51% and Intel owned 49% of IM Flash.  The financial results of IM Flash are included in the accompanying consolidated financial statements of the Company.  The partners share the output of IM Flash generally in proportion to their ownership in IM Flash.  IM Flash sells products to the joint venture partners at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $280 million and $744 million for the third quarter and first nine months of 2008, respectively, and $160 million and $327 million for the third quarter and first nine months of 2007, respectively, and $497 million for 2007.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $34 million and $116 million for the third quarter and first nine months of 2008, respectively, and $43 million and $173 million for the third quarter and first nine months of 2007, respectively.

All amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interest.  Intel contributed to IM Flash $11 million and $203 million (net of $92 million of distributions to Intel in the third quarter of 2008) in the third quarter and first nine months of 2008, respectively, and $319 million and $966 million for the third quarter and first nine months of 2007, respectively.  IM Flash’s cash and marketable investment securities ($293 million as of May 29, 2008) are not anticipated to be made available to finance the Company’s other operations.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company.  As of May 29, 2008, the Company owned an approximate 73% interest in TECH.  TECH’s cash and marketable investment securities ($146 million as of May 29, 2008) are not anticipated to be made available to finance the Company’s other operations.  On March 31, 2008, TECH entered into a $600 million credit facility, which is guaranteed, in part, by the Company.  (See “Debt” note.)

On March 30, 2007, the Company exercised its option and acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million, which included a note payable for $216 million.  This note was fully paid in December 2007.  As a result of the acquisition, the Company’s ownership interest in TECH increased from 43% to 73%.

MeiYa DRAM Joint Venture with Nanya Technology Corporation (“Nanya”):  On June 8, 2008, the Company and Nanya formed a joint venture corporation ("MeiYa") that will manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  The Company and Nanya each contributed approximately $40 million in cash to MeiYa and each owns 50% of MeiYa.  The Company and Nanya have each committed to contribute an additional $510 million prior to December 31, 2009.  MeiYa leases a fabrication facility from Nanya and, after upgrading the facility to process 300mm DRAM wafers, will begin manufacturing stack DRAM products.  The Company and Nanya will purchase all of the output of MeiYa generally in proportion to their ownership in MeiYa pursuant to the terms of a pricing arrangement.  Under the pricing arrangement, the Company’s price for products purchased from MeiYa is based on a margin sharing formula.  The Company has determined that MeiYa is a variable interest entity as defined in FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” and that the Company is not the primary beneficiary of MeiYa.  The Company accounts for its interest in MeiYa under the equity method.

In the third quarter of 2008, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  In addition, the Company began transferring technology to MeiYa in the third quarter of 2008.  The Company and Nanya also jointly develop process technology and designs for manufacturing stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company will receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $8 million of revenue in the third quarter of 2008.  The Company will also receive royalties, from Nanya for stack DRAM products manufactured by Nanya.

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

	Quarter ended		Nine months ended
	May 29, 2008	May 31, 2007	May 29, 2008	May 31, 2007

Net sales:
Memory	$1,327	$1,156	$3,917	$3,713
Imaging	171	138	475	538
Total consolidated net sales	$1,498	$1,294	$4,392	$4,251

Operating income (loss):
Memory	$(228)	$(178)	$(1,230)	$(142)
Imaging	3	(17)	(27)	23
Total consolidated operating loss	$(225)	$(195)	$(1,257)	$(119)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding cost sharing of stack DRAM development costs with Nanya and  future plans for the Aptina Imaging business; in “Net Sales” regarding increases in NAND Flash memory production; in “Gross Margin” regarding future charges for inventory write-downs; in “Restructure” regarding future actions; in “Recently Issued Accounting Standards” regarding the adoption of new accounting standards; in “Stock-based Compensation” regarding future stock-based compensation costs; and in “Liquidity and Capital Resources” regarding capital spending in 2008 and 2009, future net contributions to IM Flash and future contributions to MeiYa.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 30, 2007.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  All production data reflects production of the Company and its consolidated joint ventures.

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

The Company is focused on improving its competitiveness by developing new products, advancing its technology and reducing costs.  In addition, the Company increased its manufacturing capacity in 2008 and 2007 by ramping NAND Flash production at two 300mm wafer fabrication facilities and converting another facility to 300mm DRAM wafer fabrication.  To reduce costs, the Company implemented restructure initiatives aimed at reducing manufacturing and overhead costs through outsourcing, relocation of operations and workforce reductions.  In recent years, the Company has strategically entered into the NAND Flash memory and specialty DRAM markets.  The Company is able to leverage its existing product and process technology and semiconductor memory manufacturing expertise in these markets.

MeiYa DRAM Joint Venture with Nanya Technology Corporation (“Nanya”):  On June 8, 2008, the Company and Nanya formed a joint venture corporation ("MeiYa") that will manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  The Company and Nanya each contributed approximately $40 million in cash to MeiYa and each owns 50% of MeiYa.  The Company and Nanya have each committed to contribute an additional $510 million prior to December 31, 2009.  MeiYa leases a fabrication facility from Nanya and, after upgrading the facility to process 300mm DRAM wafers, will begin manufacturing stack DRAM products.  The Company and Nanya will purchase all of the output of MeiYa generally in proportion to their ownership in MeiYa pursuant to the terms of a pricing arrangement.  Under the pricing arrangement, the Company’s price for products purchased from MeiYa is based on a margin sharing formula.  The Company accounts for its interest in MeiYa under the equity method.

In the third quarter of 2008, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  In addition, the Company began transferring technology to MeiYa in the third quarter of 2008.  The Company and Nanya also jointly develop process technology and designs for manufacturing stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company will receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $8 million of revenue in the third quarter of 2008.  The Company will also receive royalties, from Nanya for stack DRAM products manufactured by Nanya.
Aptina Imaging Business:  The Company is engaged in ongoing negotiations with private investors regarding the separation of its CMOS image sensor business, operating under the name "Aptina," to a newly created independent entity in which it would retain a significant minority ownership interest. It is expected that the Company would enter into a supply agreement in connection with the transaction pursuant to which it would continue to manufacture products for the business. The Company currently anticipates concluding the transaction before the end of its fiscal year end.

Goodwill Impairment:  In the second quarter of 2008, the Company performed an assessment of impairment of goodwill.  As a result of this assessment, the Company recorded a noncash impairment charge of $463 million to the goodwill recorded in its Memory segment.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

Inventory Write-Downs: The Company’s results of operations for second and first quarters of 2008 and fourth quarter of 2007 included charges of $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2008	% of net sales	2007	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,327	89%	$1,156	89%	$1,224	90%	$3,917	89%	$3,713	87%
Imaging	171	11%	138	11%	135	10%	475	11%	538	13%
	$1,498	100%	$1,294	100%	$1,359	100%	$4,392	100%	$4,251	100%

Gross margin:
Memory	$(11)	(1)%	$68	6%	$(76)	(6)%	$(126)	(3)%	$710	19%
Imaging	59	35%	38	28%	33	24%	136	29%	195	36%
	$48	3%	$106	8%	$(43)	(3)%	$10	0%	$905	21%

SG&A	$116	8%	$134	10%	$120	9%	$348	8%	$467	11%
R&D	170	11%	195	15%	180	13%	513	12%	621	15%
Goodwill impairment	--	--	--	--	463	34%	463	11%	--	--
Restructure	8	1%	--	--	8	1%	29	1%	--	--
Other operating (income) expense, net	(21)	(1)%	(28)	(2)%	(42)	(3)%	(86)	(2)%	(64)	(2)%
Net loss	(236)	(16)%	(225)	(17)%	(777)	(57)%	(1,275)	(29)%	(162)	(4)%

Net Sales

Total net sales for the third quarter of 2008 increased 10% as compared to the second quarter of 2008 primarily due to an 8% increase in Memory sales and a 27% increase in Imaging sales.  Memory sales for the third quarter of 2008 reflect significant increases in gigabits sold partially offset by significant declines in per gigabit average selling prices as compared to the second quarter of 2008.  Memory sales were approximately 90% of total net sales for the third and second quarters of 2008 and the third quarter of 2007.  The increase in Imaging sales for the third quarter of 2008 as compared to the second quarter of 2008 was primarily due to higher unit sales.  Total net sales for the third quarter of 2008 increased 16% as compared to the third quarter of 2007 primarily due to a 15% increase in Memory sales and a 24% increase in Imaging sales.  Total net sales for the first nine months of 2008 increased 3% as compared to the first nine months of 2007 primarily due to a 5% increase in Memory sales partially offset by a 12% decrease in Imaging sales.

Memory:  Memory sales for the third quarter of 2008 increased 8% from the second quarter of 2008 as sales of NAND Flash products increased by approximately 10% and sales of DRAM products increased by approximately 5%.

Sales of NAND Flash products for the third quarter of 2008 increased from the second quarter of 2008 primarily due to an increase of approximately 40% in gigabits sold as a result of production increases partially offset by a decline of approximately 20% in average selling prices per gigabit.  Gigabit production of NAND Flash products increased approximately 55% for the third quarter of 2008 as compared to the second quarter of 2008, primarily due to the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products represented approximately 35% of the Company’s total net sales for the third and second quarters of 2008 and approximately 25% for the third quarter of 2007.  The Company expects that its gigabit production of NAND Flash products will continue to increase significantly in the fourth quarter of 2008.

Sales of DRAM products for the third quarter of 2008 increased from the second quarter of 2008 primarily due to an increase of approximately 10% in gigabit sales partially offset by a decline of approximately 5% in average selling prices principally due to a slight shift in product mix to DDR2 DRAM products.  Gigabit production of DRAM products increased approximately 15% for the third quarter of 2008 as compared to the second quarter of 2008, primarily due to production efficiencies from improvements in product and process technologies, including TECH’s conversion to 300mm wafer fabrication.  Sales of DDR2 and DDR3 DRAM products were approximately 30% of the Company’s total net sales in the third quarter and second quarter of 2008 and approximately 35% for the third quarter of 2007.

Memory sales for the third quarter of 2008 increased 15% from the third quarter of 2007 as an increase of approximately 60% in sales of NAND Flash products was partially offset by a decrease of approximately 5% in sales of DRAM products.  Memory sales for the first nine months of 2008 increased 5% as compared to the first nine months of 2007 primarily due to an increase of approximately 75% in sales of NAND Flash products partially offset by a decrease of approximately 15% in sales of DRAM products.  Sales of NAND Flash products for the third quarter of 2008 and first nine months of 2008 increased from the corresponding periods of 2007 primarily due to significant increases in gigabits sold partially offset by declines of approximately 70% in average selling prices for both periods.  The significant increases in gigabit sales of NAND Flash products were primarily due to increased production as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  The decrease in sales of DRAM products for the third quarter and first nine months of 2008 from the corresponding periods of 2007 was primarily the result of declines in average selling prices of approximately 45% and 55% respectively, mitigated by increases in gigabits sold of approximately 70% and 90%, respectively.  Gigabit production of DRAM products increased approximately 70% and 80% for the third quarter and first nine months of 2008 as compared to the corresponding periods of 2007, primarily due to production efficiencies from improvements in product and process technologies.

Imaging:  Imaging sales for the third quarter of 2008 increased 27% from the second quarter of 2008 primarily due to higher unit sales, particularly for products with 5-megapixel resolution.  Imaging sales for the third quarter of 2008 increased by 24% from the third quarter of 2007 primarily due to increased units sales of products with 2-megapixel or higher resolution,  partially offset by declines in average selling prices and reduced sales of lower resolution products.  Imaging sales for the first nine months of 2008 decreased by 12% as compared to the first nine months of 2007 primarily due to significant declines in average selling prices and decreases in unit sales of products with 1-megapixel or lower resolution, mitigated by increases in units sales of products with 2-megapixel or higher resolution.  Imaging sales were approximately 10% of the Company’s total net sales for the third and second quarters of 2008 and third quarter of 2007.

Gross Margin

The Company’s overall gross margin percentage improved to 3% for the third quarter of 2008 from negative 3% for the second quarter of 2008 due to improvements in the gross margin percentages for Memory and Imaging.  The Company’s overall gross margin percentage was 8% for the third quarter of 2007.  The Company’s overall gross margin percentage declined from 21% for the first nine months of 2007 to breakeven for the first nine months of 2008. The declines in gross margin for the third quarter and first nine months of 2008 from the corresponding periods of 2007 primarily reflect decreases in the gross margin percentage for Memory.

Memory:  The Company’s gross margin percentage for Memory products for the third quarter of 2008 improved to negative 1% from negative 6% for the second quarter of 2008 primarily due to an improvement in the margin for DRAM products and to a lesser extent an improvement in the margin for NAND Flash products.  Gross margins for DRAM and NAND Flash products for the third quarter of 2008 benefited from cost reductions but were adversely affected by declines in average selling prices.

The gross margin percentage for DRAM products for the third quarter of 2008 improved from the second quarter of 2008, primarily due to a reduction of approximately 15% in costs per gigabit offset by the decline of approximately 5% in average selling prices.  The Company achieved cost reductions for DRAM products through transitions to higher-density, advanced-geometry devices.

The Company’s gross margin percentage on NAND Flash products for the third quarter of 2008 improved slightly from the second quarter of 2008 primarily due to a reduction of approximately 25% in costs per gigabit, partially offset by the decline of approximately 20% in average selling prices.  Cost reductions in the third quarter of 2008 reflect lower manufacturing costs and lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $280 million for the third quarter of 2008, $241 million for the second quarter of 2008, $160 million for the third quarter of 2007, $744 million for the first nine months of 2008, $327 million for the first nine months of 2007 and $497 million for 2007.

For the second and first quarters of 2008 and fourth quarter of 2007, the Company’s gross margins for Memory were impacted by inventory write-downs of $15 million, $62 million and $20 million, respectively, as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  The Company did not write-down inventories in the third quarter of 2008 based on estimated selling prices.  In future periods the Company would record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products.

The Company’s gross margin percentage for Memory products declined to negative 1% for the third quarter of 2008 from 6% for the third quarter of 2007 and to negative 3% for the first nine months of 2008 from 19% for the first nine months of 2007, primarily due lower gross margins on sales of DRAM products and a shift in product mix to NAND Flash products, which realized significantly lower gross margins than DRAM products.  Declines in gross margins on sales of DRAM products for the third quarter and first nine months of 2008 as compared to the corresponding periods of 2008 were primarily due to the reductions in average selling prices mitigated by per gigabit cost reductions of approximately 40% for both periods.  Gross margins on NAND Flash products for the third quarter and first nine months of 2008 improved slightly as compared to the corresponding periods of 2007 despite the significant declines in average selling prices due to per gigabit cost reductions of approximately 70% for both periods.

In the third quarter of 2008, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 12% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in the first nine months of 2008 and 2007.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging for the third quarter of 2008 improved to 35% from 24% for the second quarter of 2008 primarily due to cost reductions and a shift in product mix to higher resolution products, which realized better gross margins.  The Company’s gross margin for Imaging products for the third quarter of 2008 improved to 35% from 28% for third quarter of 2007, primarily due to a shift to higher resolution products with better margins and cost reductions partially offset by declines in average selling prices.  The Company’s gross margin for Imaging products decreased to 29% for the first nine months of 2008 from 36% for the first nine months of 2007, primarily due to declines in average selling prices mitigated by cost reductions and a shift to higher resolution products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2008 decreased 3% from the second quarter of 2008 primarily due to lower legal expenses.  SG&A expenses for the third quarter of 2008 decreased 13% from the third quarter of 2007 primarily due to lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  SG&A expenses for the first nine months of 2008 decreased 25% from the first nine months of 2007 primarily due to lower legal expenses and lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  In the first quarter of 2007, the Company recorded a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.

For the Company’s Memory segment, SG&A expenses as a percentage of sales were 7% for the third quarter of 2008, 8% for the second quarter of 2008, 10% for the third quarter of 2007, 8% for the first nine months of 2008 and 11% for the first nine months of 2007.  For the Imaging segment, SG&A expenses as a percentage of sales were 11% for the third quarter of 2008, 13% for the second quarter of 2008, 10% for the third quarter of 2007, 11% for the first nine months of 2008 and 12% for the first nine months of 2007.

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

R&D expenses for the third quarter of 2008 decreased 6% from the second quarter of 2008 primarily due to decreases in development wafers processed.  R&D expenses for the third quarter of 2008 decreased 13% from the third quarter of 2007, primarily due to decreases in development wafers processed and lower payroll costs as a result of the Company’s restructure initiatives.  R&D expenses for the first nine months of 2008 decreased 17% from the first nine months of 2007, primarily due to decreases in development wafers processed and lower payroll costs.  As a result of reimbursements received from Intel Corporation under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $34 million for the third quarter of 2008, $29 million for the second quarter of 2008, $43 million for the third quarter of 2007, $116 million for the first nine months of 2008 and $173 million for the first nine months of 2007.

For the Company’s Memory segment, R&D expenses as a percentage of sales were 10% for the third quarter of 2008, 12% for the second quarter of 2008, 13% for the third quarter of 2007, 10% for the first nine months of 2008 and 14% for the first nine months of 2007.  For the Imaging segment, R&D expenses as a percentage of sales were 20% for the third quarter of 2008, 27% for the second quarter of 2008, 31% for the third quarter of 2007, 23% for the first nine months of 2008 and 22% for the first nine months of 2007.

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

Goodwill Impairment

In the second quarter of 2008, the Company performed an assessment of impairment for goodwill.  In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock price, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s Memory products.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed a preliminary second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008. In the third quarter of 2008, the Company finalized the second step of the impairment analysis and the results confirmed that there was no implied value attributable to goodwill in the Memory segment as of February 28, 2008.  The Company’s assessment of goodwill impairment indicated that as of February 28, 2008, the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

Restructure

In an effort to increase its competitiveness and efficiency, in the fourth quarter of 2007, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives included workforce reductions in certain areas of the Company as its business was realigned.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and evaluating functions more efficiently performed through partnerships or other outside relationships.  In addition, the Company continues to focus on reducing overhead costs to meet or exceed industry benchmarks.

In the third quarter, second quarter and first nine months of 2008, the Company recorded charges of $8 million, $8 million and $29 million, respectively, primarily within its Memory segment, for employee severance and related costs, a write-down of certain facilities to their fair values, and relocation and retention bonuses.  Since the beginning of the fourth quarter of 2007, the Company has incurred $48 million due to the restructuring initiatives.

Other Operating (Income) Expense, Net

Other operating (income) expense for the third quarter and first nine months of 2008 included gains of $13 million and $70 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the first nine months of 2008 included a gain of $38 million for receipts from the U.S. government in connection with anti-dumping tariffs and losses of $33 million from changes in currency exchange rates.  Other operating (income) expense for the second quarter of 2008 included gains of $47 million on disposals of semiconductor equipment and losses of $6 million from changes in currency exchange rates.  Other operating (income) expense for the third quarter of 2007 included $15 million from gains on disposals of semiconductor equipment and $7 million in grants received in connection with the Company’s operations in China.  Other operating income for the first nine months of 2007 included $25 million from gains on disposals of semiconductor equipment, a gain of $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.

Income Taxes

Income taxes for 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008 and 2007 was substantially offset by changes in the valuation allowance.  Due to certain foreign statutes of limitations, which expired on December 31, 2007, the Company recognized approximately $15 million of previously unrecognized tax benefits in the second quarter of 2008.

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

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the third quarter of 2008, the second quarter of 2008, and third quarter of 2007 was $14 million, $13 million and $10 million, respectively.  Total compensation cost for the Company’s equity plans for the first nine months of 2008 and 2007, was $40 million and $30 million, respectively.  As of May 29, 2008, $3 million of stock-based compensation expense was capitalized and remained in inventory.  As of May 29, 2008, $120 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the third quarter of 2012.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding which reduced stock compensation recognized in subsequent periods.

Liquidity and Capital Resources

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  As of May 29, 2008, the Company had cash and equivalents and short-term investments totaling $1.6 billion compared to $2.6 billion as of August 30, 2007.  The balance as of May 29, 2008, included an aggregate of $439 million held at, and anticipated to be used in the near term by, IM Flash and TECH and are not anticipated to be made available to finance the Company’s other operations.

Operating Activities:  The Company generated $775 million of cash from operating activities in the first nine months of 2008, which primarily reflects the Company’s $1,275 million of net loss adjusted by $1,528 million for noncash depreciation and amortization expense and a $463 million noncash goodwill write-down.

Investing Activities:  Net cash used by investing activities was $1,289 million in the first nine months of 2008, which included cash expenditures for property, plant and equipment of $1,809 million partially offset by the net effect of purchases, sales and maturities of investment securities of $294 million and $175 million in proceeds from sales of equipment.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company estimates capital spending to approximate between $2.5 billion to $3.0 billion for 2008, primarily for expenditures on 300mm fabrication facilities.  The Company expects 2009 capital spending to approximate $1.5 billion to $2.0 billion, of which approximately $300 million is expected to be funded by contributions by joint venture partners.  As of May 29, 2008, the Company had commitments of approximately $950 million for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

Financing Activities:  Net cash used for financing activities was $204 million in the first nine months of 2008, which primarily reflects an aggregate of $1,001 million in debt payments and payments on equipment purchase contracts partially offset by $507 million in proceeds from borrowings and $203 million in cash contributions received (net of distributions paid) from joint venture partners.

During the second quarter of 2008, the Company’s TECH subsidiary borrowed $240 million against a credit facility at Singapore Interbank Offered Rate ("SIBOR") plus 2.5%.  On March 31, 2008, TECH entered into a new credit facility enabling it to borrow up to $600 million at SIBOR plus 2.5%.  The facility is available for drawdown through December 31, 2008.  During the third quarter of 2008, TECH drew $270 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding.  The new credit facility is collateralized by substantially all of the assets of TECH (approximately $1,526 million as of May 29, 2008) and contains certain covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  Beginning March 2009, TECH will be required to maintain $30 million in restricted cash and this restricted cash requirement will increase to $60 million in September 2009.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  As a condition to granting the guarantee, the Company has a second position priority interest in all of the assets of TECH behind the lenders. (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

Access to capital markets has historically been important to the Company.  Depending on market conditions, the Company may issue registered or unregistered securities to raise capital to fund a portion of its operations.

Joint Ventures:  As of May 29, 2008, IM Flash had $293 million of cash and marketable investment securities.  The Company plans to make cash contributions to IM Flash, net of distributions received, of approximately $350 million through the end of 2009, with similar contributions to be made by Intel.  Timing of these contributions, however, is subject to market conditions and approval of the partners.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – NAND Flash Joint Ventures with Intel.”)

On June 8, 2008, the Company and Nanya formed a joint venture corporation ("MeiYa") that will manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  The Company and Nanya each contributed $40 million in cash to MeiYa at the closing of the joint venture transaction and have each committed to contribute an additional $510 million on or prior to December 31, 2009.  (See “Overview – MeiYa DRAM Joint Venture with Nanya Technology Corporation.”)

Contractual Obligations:  As of May 29, 2008, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2008	2009	2010	2011	2012	2013 and thereafter
(amounts in millions)
Notes payable (including interest)	$1,938	$15	$143	$376	$29	$24	$1,351
Capital lease obligations	795	53	209	142	255	40	96
Operating leases	98	5	17	14	13	11	38

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 retrospectively, effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company is required to adopt SFAS No. 161 effective for the second quarter of 2009.  The Company is evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB also issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company is evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on August 31, 2007.  The adoption of FIN 48 did not have a significant impact on the Company’s results of operations or financial position.  The Company did not change its policy of recognizing accrued interest and penalties related to unrecognized tax benefits within the income tax provision with the adoption of FIN 48.  (See “Income Taxes” note.)

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

Goodwill and intangible assets:  In the second quarter of 2008, the Company recorded a goodwill impairment charge of $463 million.  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate (including declines in selling prices for products) or a decision to sell or dispose of a reporting unit.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired.  If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of all of the Company’s tangible and intangible asset and liabilities.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated fair value of the Company’s semiconductor memory inventory by approximately $90 million at May 29, 2008.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Stock-based compensation:  Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  For stock based compensation awards with graded vesting that were granted after 2005, the Company recognizes compensation expense using the straight-line amortization method.  For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved.  The Company utilizes forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of May 29, 2008, $2,084 million of the Company’s $2,421 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,185 million as of May 29, 2008 and was $2,411 million as of August 30, 2007.  The Company estimates that as of May 29, 2008, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $80 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $489 million as of May 29, 2008 and U.S. $448 million as of August 30, 2007.  The Company also had aggregate foreign currency liabilities valued at U.S. $657 million as of May 29, 2008 and U.S. $979 million as of August 30, 2007.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	May 29, 2008			August 30, 2007
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$110	$151	$21	$58	$180	$11
Net deferred tax assets	--	85	2	--	76	2
Debt	(51)	(113)	(5)	(258)	(165)	(5)
Accounts payable and accrued expenses	(141)	(116)	(89)	(116)	(168)	(137)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of May 29, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the euro and the Singapore dollar.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

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

A number of other suits involving Rambus are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of the Company’s DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the '068 patent was upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

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

Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM and image sensor products, which account for a significant portion of the Company’s net sales.

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

Antitrust Matters

On June 17, 2002, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the “DOJ”) into possible antitrust violations in the “Dynamic Random Access Memory” or “DRAM” industry.  The Company has cooperated fully and actively with the DOJ in its investigation.  The Company has cooperated pursuant to the terms of the DOJ’s Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, the Company will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit accepted plaintiffs’ interlocutory appeal.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  In May and June 2008 respectively, plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases.  In the British Columbia case, plaintiffs have filed an appeal of that decision.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Court of Appeals.

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

For the third quarter of 2008 average selling prices of DRAM products and NAND Flash products decreased approximately 5% and 20%, respectively, as compared to the second quarter of 2008.  For the first nine months of 2008 average selling prices of DRAM products and NAND Flash products decreased approximately 55% and 70%, respectively, as compared to the first nine months of 2007.  For 2007, average selling prices of DRAM products and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In other recent years, we also have experienced significant annual decreases in per gigabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  We recorded inventory write-downs of $15 million in the second quarter of 2008, $62 million in the first quarter of 2008 and $20 million in the fourth quarter of 2007 as a result of significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be significantly larger than the amount recorded in the first and second quarters of 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per unit manufacturing costs at sufficient levels to increase gross margins due to factors, including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per unit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

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

We plan to increase our NAND Flash production and sales in future periods.  As part of this plan, we have formed manufacturing joint ventures with Intel and made substantial investments in capital expenditures for equipment, new facilities and research and development.  Our plans also require significant investments in capital expenditures and research and development.  We currently estimate our capital spending to approximate between $2.5 and $3.0 billion for 2008 and to be between $1.5 billion to $2.0 billion for 2009, with a significant portion of the expenditures being made to support our NAND operations.  These investments involve numerous risks.  In addition, we are required to devote a significant portion of our existing semiconductor manufacturing capacity to the production of NAND Flash instead of the Company's other products.  We are also a party to a contract with Apple Inc. to provide NAND Flash products for an extended period of time at contractually determined prices.  We currently have a relatively small share of the world-wide market for NAND Flash.

Our NAND Flash strategy involves numerous risks, and may include the following:

•	competing against companies with greater scale and potentially greater resources;

•	increasing our exposure to changes in average selling prices for NAND Flash;

•	difficulties in establishing new production operations at multiple locations;

•	increasing capital expenditures to increase production capacity and modify existing processes to produce NAND Flash;

•	raising funds or increasing debt to finance future investments;

•	diverting management’s attention from DRAM operations;

•	managing larger operations and facilities and employees in separate geographic areas; and

•	hiring and retaining key employees.

Our NAND Flash strategy may not be successful and could materially adversely affect our business, results of operations or financial condition.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND flash joint ventures with Intel, our MeiYa DRAM joint venture with Nanya, and our TECH DRAM joint venture.  These strategic partnerships and joint ventures are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•	our interests could diverge from our partners in the future or we may not be able to agree with partners on the amount, timing or nature of further investments in our joint venture;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production from joint ventures; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful our business, results of operations or financial condition may be adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to approximate between $2.5 and $3.0 billion for 2008 and to be between $1.5 billion to $2.0 billion for 2009, with a significant portion of the expenditures being made to support our NAND operations.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In addition to cash provided by operations, we have from time to time utilized external sources of financing.  Access to capital markets has historically been very important to us.  Depending on market conditions, we may issue registered or unregistered securities to raise capital to fund a portion of our operations.  There can be no assurance that we will be able to generate sufficient cash flows to fund our operations; make adequate capital investments to remain competitive in terms of technology developments and cost efficiency; or access capital markets on acceptable terms.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

We expect to make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increasing debt to finance any acquisition or formation of a new business;

•	difficulties in protecting our intellectual property as we enter into a greater number of licensing arrangements;

•	diverting management’s attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate geographic areas, and

•	hiring and retaining key employees.

Acquisitions of, or alliances with, high-technology companies are inherently risky, and any future transactions may not be successful and may materially adversely affect our business, results of operations or financial condition.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

In 2008 we pursued a number of initiatives to reduce costs across our operations. These initiatives include workforce reductions in certain areas as we realigned our business.  Additional initiatives included establishing certain operations closer in location to our global customers and evaluating functions more efficiently performed through partnerships or other outside relationships.  In addition, we continue to focus on reducing our overhead costs to meet or exceed industry benchmarks.  In the third quarter and first nine months of 2008, we recorded charges of $8 million and $29 million, respectively, primarily to the Memory segment, for employee severance and related costs, a write-down of certain facilities to their fair values, and relocation and retention bonuses.  We may not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We recorded a net loss of $33 million from changes in currency exchange rates for the first nine months of 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of May 29, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the euro and Singapore dollar.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro or yen, our results of operations or financial condition will be adversely affected.

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

A number of other suits involving Rambus are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; and on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent has been upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

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

Allegations of anticompetitive conduct.

On June 17, 2002, we received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the Antitrust Division of the Department of Justice (the "DOJ") into possible antitrust violations in the "Dynamic Random Access Memory" or "DRAM" industry.  We have cooperated fully and actively with the DOJ in its investigation of the DRAM industry.  We have cooperated pursuant to the terms of the DOJ's Corporate Leniency Policy, which provides that in exchange for our full, continuing and complete cooperation in the pending investigation, we will not be subject to prosecution, fines or other penalties from the DOJ.

Subsequent to the commencement of the DOJ investigation, a number of purported class action lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state and federal courts (five of which have been dismissed) asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states: Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of various jurisdictions' antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part our motion to dismiss the plaintiff’s second amended consolidated complaint.  Plaintiffs have filed a motion seeking certification for interlocutory appeal of this decision and on February 27, 2008, filed a third amended complaint.

Additionally, three cases have been filed in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  In May and June 2008 respectively, plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases.  In the British Columbia case, plaintiffs have filed an appeal of that decision.

In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia,

Wisconsin and the Commonwealth of the Northern Mariana Islands.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  Six states, Alaska, Delaware, Ohio, New Hampshire, Texas, and Vermont, subsequently have withdrawn from the complaint.

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

At least thirty-four purported class action lawsuits have been filed against the Company and other suppliers of Flash memory products in the U.S. District Court for the Northern District of California and other federal district courts.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly or indirectly from various Flash memory suppliers during the period from January 1, 1999 through the date the various cases were filed.  The complaints generally allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek monetary damages, restitution, costs, interest, and attorneys' fees.  On February 8, 2008, the plaintiffs filed a consolidated amended complaint on February 8, 2008 that did not name us as a defendant.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for our benefit, against certain of our current and former officers and directors.  We were also named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys' fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from us.  However, we may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted our motion to dismiss seconded amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Court of Appeals.

We are unable to predict the outcome of these cases.  A court determination in any of the class actions against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Economic conditions may harm our business.

Economic and business conditions, including a downturn in the semiconductor memory industry or the overall economy could adversely affect our business.  Adverse conditions may affect consumer demand for devices that incorporate our products such as mobile phones, personal computers, Flash memory cards and USB devices.  Reduced demand for our products could result in market oversupply and significant decreases in our selling prices.  As a result, our business, results of operations or financial condition could be materially adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 72% of our consolidated net sales for the third quarter of 2008.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

•	currency exchange rate fluctuations;

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable, and

•	compliance with trade and other laws in a variety of jurisdictions.

These factors may materially adversely affect our business, results of operations or financial condition.

If our manufacturing process is disrupted, our business, results of operations or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, TECH and MP Mask joint ventures may be limited by our agreements with our partners.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 5,709 shares of its common stock at an average price per share of $6.85.  In the third quarter of 2008, the Company retired the 5,709 shares acquired in the third quarter of 2008.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

February 29, 2008 – April 3, 2008	2,770	$5.61	N/A	N/A
April 4, 2008 – May 1, 2008	369	6.76	N/A	N/A
May 2, 2008 – May 29, 2008	2,570	8.20	N/A	N/A
	5,709	6.85

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.51	Master Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc.*
10.52	Joint Venture Agreement, dated as of April 21, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation*
10.53	Supply Agreement, dated as of June 6, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and MeiYa Technology Corporation*
10.54	Joint Development Program Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc.*
10.55	Technology Transfer and License Agreement for 68-50nm Process Nodes, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation*
10.56	Technology Transfer and License Agreement, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation*
10.57	Technology Transfer Agreement for 68-50nm Process Nodes, dated as of May 13, 2008, by and between Micron Technology, Inc. and MeiYa Corporation*
10.58	Technology Transfer Agreement, dated as of May 13, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and MeiYa Technology Corporation*
10.59	Services Agreement, dated as of June 6, 2008, by and between Nanya Technology Corporation and MeiYa Technology Corporation
10.60	Micron Guaranty Agreement, dated April 21, 2008, by and between Nanya Technology Corporation and Micron Semiconductor B.V.
10.61
TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. and ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers

10.62	Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: July 8, 2008	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)