Form 10-K
period 2008-10-08
MICRON TECHNOLOGY INC
filed 2008-10-27
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on February 28, 2008, as reported by the New York Stock Exchange, was approximately $3.6 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 17, 2008, was 763,759,118.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2008 Annual Meeting of Shareholders to be held on December 11, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the costs and impact of restructure plans, the Company’s DRAM development costs relative to Nanya, royalty payments from Inotera production, capital commitments for the Company’s joint ventures with Nanya Technology Corporation, the supply of DRAM wafers from Inotera Memories, Inc. and manufacturing plans for CMOS image sensors; “Products” regarding new product offerings in 2009, increased sales of DDR3 DRAM products and growth in demand for NAND Flash and solid-state drives, and market growth for CMOS image sensors; and in “Manufacturing” regarding the transition to smaller line-width process technologies and the supply of DRAM wafers from Inotera Memories, Inc .  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors.” All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its subsidiaries (hereinafter referred to collectively as the “Company”), a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  Materials filed by the Company with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330.  Also available on the Company’s website are its:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of the Company’s Code of Business Conduct and Ethics will also be posted on the Company’s website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  In January 2008, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards.

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

In 2008 and 2007 the semiconductor memory industry experienced a severe downturn due to a significant oversupply of products.  Average selling prices per gigabit for the Company’s DRAM products and NAND Flash products in 2008 were down approximately 50% and 65%, respectively, as compared to 2007 and down approximately 65% and 85%, respectively, as compared to 2006.  As a result of these market conditions, the Company and other semiconductor memory manufacturers have reported negative gross margins and substantial losses in recent periods.  In 2008, the Company reported a net loss of $1.6 billion and many of its competitors reported negative cash flows from operations.  In response to these market conditions, on October 9, 2008 the Company announced a plan to restructure its memory operations.  The Company’s IM Flash joint venture with Intel Corporation (“Intel”) will discontinue its production of 200mm wafer NAND flash memory products at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication plant.  As part of this restructuring, the Company plans to reduce its global workforce by approximately 15 percent during 2009 and 2010.  Cash costs for restructuring and other related expenses incurred in connection with this restructuring are anticipated to be approximately $60 million, and the benefit to the Company’s cash operating results for 2009 is expected to exceed $175 million.

The effects of the worsening global economy and the tightening credit market are also making it increasingly difficult for semiconductor memory manufacturers to obtain external sources of financing to fund their operations.  Although the Company believes that it is better positioned than some of its peers, it faces challenges in the current and near term that require it to continue to make significant improvements in its competitiveness.  The Company is pursuing financing alternatives, delaying capital expenditures and implementing further cost-cutting initiatives.

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

The Company is focused on improving its Memory segment’s competitiveness by developing new products, advancing its technology and reducing costs.  In addition, the Company increased its manufacturing capacity in 2008 and 2007 by ramping NAND Flash production at two 300mm wafer fabrication facilities and converting another facility to 300mm DRAM wafer fabrication.

In the third quarter of 2008, the Company and Nanya Technology Corporation (“Nanya”) formed MeiYa, a joint venture to manufacture stack DRAM products and sell those products exclusively to the Company and Nanya.  As part of this transaction, the Company transferred and licensed certain intellectual property to Nanya and licensed certain intellectual property from Nanya.  The Company and Nanya also agreed to jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  Under this arrangement, the Company is to receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $40 million of revenue in 2008.  The Company will also receive royalties from Nanya on the sale of stack DRAM products manufactured by or for Nanya.

On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera Memories, Inc. (“Inotera”), a Taiwanese DRAM memory manufacturer, for $400 million in cash.  The Company received commitments for $285 million of term loans to fund this acquisition in part.  Inotera is expected to implement the Company’s stack DRAM process technology, and it is anticipated that the Company will receive royalties on Inotera’s production that is delivered to Nanya, a 35.6% stakeholder in Inotera.  The Company will eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.   In connection with this acquisition, the Company expects to enter into a series of agreements with Nanya to restructure MeiYa.  It is anticipated that both parties will cease future resource commitments to MeiYa and redirect those resources to Inotera.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – DRAM Joint Ventures with Nanya Technology Corporation.”)

Imaging:  The Company’s Imaging segment operates under the Aptina brand name.  Imaging’s primary products are CMOS image sensors, which are key components used in a broad array of electronic applications, including mobile phones, digital still cameras, webcams and other consumer, security and automotive applications.  The Company’s primary customers are camera module integrators located around the world.  The Company is exploring partnering arrangements with outside parties regarding the separation of its Aptina imaging business to an independent entity in which the Company would retain a significant minority ownership interest.  To that end, the Company began operating its Imaging business as a separate wholly-owned subsidiary in October 2008.  Under the arrangements being considered, the Company expects that it will continue to manufacture CMOS image sensors for some period of time.

Products

Memory:  The Company’s Memory segment has two primary product types:  DRAM and NAND Flash.  Sales of Memory products were 89%, 88% and 86% of the Company’s total net sales in 2008, 2007 and 2006, respectively.

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 54%, 65% and 76% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics including high-volume DDR2 and DDR3 products as well as specialty DRAM memory products including DDR, SDRAM, Mobile DRAM and PSRAM.

DDR2 and DDR3:  DDR2 and DDR3 are standardized, high-density, high-volume, DRAM products that are sold primarily for use as main system memory in computers and servers.  DDR2 and DDR3 products offer high speed and high bandwidth at a relatively low cost compared to other DRAM products.  DDR2 products were the highest volume parts in the DRAM market in 2008 and were 28%, 32% and 25% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  The Company began volume production of DDR3 products in 2008 and expects that sales of these products will increase significantly in 2009.

The Company offers DDR2 products in 256 megabit (“Mb”), 512 Mb, 1 Gb and 2 Gb densities.  The Company offers DDR3 products in 1 Gb and 2 Gb densities.  The Company expects that these densities will be necessary to meet future customer demands for a broad array of products.  The Company also offers its DDR2 and DDR3 products in multiple configurations, speeds and package types.

DDR:  In 2008, DDR was primarily used in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as memory upgrades to legacy computers.  Sales of DDR products were 9%, 15% and 26% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  DDR sales have declined as personal computer manufacturers have transitioned to DDR2 and DDR3 products.  The Company offers 128 Mb, 256 Mb and 512 Mb and 1 Gb DDR products.

Synchronous DRAM (“SDRAM”):  In 2008, 2007 and 2006, SDRAM was primarily used in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as memory upgrades to legacy computers.  Sales of SDRAM products were 9%, 11% and 16% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  SDRAM sales have declined as personal computer manufacturers have transitioned to DDR and DDR2 products.  The decline has been partially offset by increased usage of SDRAM products in other applications.  The Company offers 64 Mb, 128 Mb, 256 Mb and 512 Mb SDRAM products.

Other Specialty DRAM Memory Products:  The Company also offers other specialty memory products including Mobile DRAM, Pseudo-static RAM (“PSRAM”) and Reduced Latency DRAM (“RLDRAM”).  Mobile DRAM products are specialty DRAM memory devices designed for applications that demand minimal power consumption, such as personal digital assistants (PDAs), smart phones, GPS devices, digital still cameras and other handheld electronic devices.  The Company sells SDRAM and DDR mobile memory products in 64 Mb, 128 Mb, 256 Mb, 512 Mb and 1Gb densities.  The Company’s mobile DRAM products feature its proprietary Endur-IC™ technology, which the Company believes provides distinct advantages to its customers in terms of low power, high quality and high reliability.  PSRAM products, marketed by the Company under the proprietary brand name CellularRAM™, are DRAM products with an SRAM-like interface.  PSRAM combines the minimal power consumption of SRAM with a much lower cost-per-bit to provide an economical alternative to SRAM.  PSRAM products are used primarily in cellular phone applications.  RLDRAM products are low-latency DRAM memory devices with high clock rates targeted at network applications.

NAND Flash Memory (“NAND”):  NAND products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off.  NAND sales were 35%, 23% and 6% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  NAND is ideal for mass-storage devices due to its faster erase and write times, higher density, and lower cost per bit than NOR Flash, which is the primary competing Flash architecture.  The market for NAND products has grown rapidly and the Company expects it to continue to grow due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3/4 players and mobile phones.  Embedded NAND-based storage devices are utilized in MP3/4 players, mobile phones, computers and other personal and consumer applications.

NAND and DRAM share common manufacturing processes, enabling the Company to leverage its product and process technologies and manufacturing infrastructure across these two product lines.  The Company’s NAND designs feature a small cell structure that allows for higher densities for demanding applications.  The Company offers Single-Level Cell (“SLC”) products and Multi-Level Cell (“MLC”) NAND products, which have double the bit density of SLC products.  In 2008, the Company offered SLC NAND products in 1 Gb, 2 Gb, and 4 Gb densities.  In 2008, the Company offered 8 Gb and 16 Gb MLC NAND products.  In 2008, the Company began sampling 32 Gb MLC NAND products manufactured using industry-leading 34 nanometer (“nm”) process technology.  In 2008,  the Company announced development of new high-speed NAND products that can reach speeds up to 200 megabytes per second (MB/s) for reading data and 100 MB/s for writing data as compared to 40 MB/s for reading data and less than 20 MB/s for writing data conventional SLC NAND.  The high speeds are achieved by leveraging the new ONFI 2.0 specification and a four-plane architecture with higher clock speeds.  In 2008, the Company introduced next-generation RealSSD™ solid-state drives for enterprise server and notebook applications which offer higher performance, reduced power consumption and enhanced reliability as compared to typical hard disk drives.  Using Micron's MLC NAND process technology, the solid-state drives will be offered in 2.5-inch and 1.8-inch form factors, with densities up to 256 gigabytes for the 2.5 inch form factor and from 32 gigabytes to 128 gigabytes in the 1.8-inch form factor.  The Company expects that demand for solid-state drives will increase significantly over the next few years.

The Company’s Lexar subsidiary sells high-performance digital media products and other flash-based storage products through retail and original equipment manufacturing (OEM) channels.  The Company’s digital media products include a variety of Flash memory cards with a range of speeds, capacities and value-added features.  The Company’s digital media products also include its JumpDrive™ products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement and digital media accessories such as card readers and image rescue software.  The Company offers Flash memory cards in all major media formats currently used by digital cameras and other electronic host devices, including:  CompactFlash, Memory Stick and Secure Digital Cards.  Many of CompactFlash, Memory Stick and Memory Stick PRO products sold by the Company incorporate its patented controller technology.  Other products, including Secure Digital Card Flash memory cards and some JumpDrive products, incorporate third party controllers.  The Company also resells Flash memory products that are purchased from suppliers.  The Company offers Flash memory cards in a variety of speeds and capacities.  The Company sells products under its Lexar™ brand and also manufactures products that are sold under other brand names.  The Company has a multi-year agreement with Eastman Kodak to sell digital media products under the Kodak brand name.

Imaging:  Complementary Metal-Oxide Semiconductor (“CMOS”) image sensors are the primary product of the Company’s Imaging segment.  CMOS image sensors are semiconductor devices that capture and process images into pictures or video for a variety of consumer and industrial applications.  The Company’s CMOS image sensors are used in products such as cellular phone cameras, digital still cameras, pill cameras for medical use, and in automotive and other emerging applications.  The Company offers image sensors in a range of pixel resolutions from its VGA (video graphics array) products to its higher resolution 9-megapixel products.  The Company manufactures a number of CMOS image sensors featuring an advanced pixel size of 1.4 square microns that enables a smaller form factor product.  Image sensors are sold either as individual components or combined with integrated circuitry to create complete camera system-on-a-chip (“SOC”) solutions.

The Company’s CMOS image sensors incorporate its DigitalClarity™ technology, featuring “active pixels” that enable better sensor performance that produces higher-quality images at faster frame rates.  The Company’s CMOS image sensors’ active-pixel design architecture enabled the Company to achieve CMOS image sensor performance that in 2008 was comparable to high-end CCD sensors.  The Company’s CMOS image sensors consume substantially less power than CCD devices, providing an advantage in battery-dependent portable device applications where most image sensors are used.  By combining all camera functions on a single chip, from the capture of photons to the output of digital bits, CMOS image sensors reduce the part-count of a digital camera system, which in turn increases reliability, eases miniaturization, and enables on-chip programming of frame size, windowing, exposure and other camera parameters.  The Company’s CMOS image sensors are also capable of producing high-quality images in low-light conditions.  The Company’s low-leakage DRAM processes are particularly well-suited for the manufacture of CMOS image sensors.

The Company conducts its Imaging operations under the Aptina brand name.  Sales of Imaging products were 11%, 12% and 14% of the Company’s total net sales in 2008, 2007 and 2006, respectively.  The overall market for image sensors is expected to increase over the next several years due to the growth forecasted for applications such as phone cameras and digital still cameras.  CMOS image sensors are also expected to capture an increasing percentage of the overall image sensor market.

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

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing its production processes, reducing die sizes and transitioning to higher density products.  In 2008, the Company manufactured most of its DRAM products using its 78nm and 68nm line-width process technology and began transferring its DRAM production to 58nm line-width process technology.  The Company expects to continue to transfer more of its DRAM production to 58nm line-width process technology in 2009.  In 2008, the Company manufactured most of its NAND Flash memory products using its 50nm line-width process technology and began transferring its NAND production to 34nm line-width process technology.  The Company expects that in 2009 the majority of its NAND Flash memory products will be manufactured using its 34nm line-width process technology.  In 2008 and 2007, the Company significantly increased its 300mm wafer production as IM Flash ramped production at two 300mm wafer fabrication facilities and the Company’s TECH joint venture converted its DRAM production to 300mm wafers.

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

The Company is pursuing alternatives to reduce its assembly, test and module assembly costs, including relocation of current operations to lower cost locations and outsourcing.  These alternatives could affect the Company’s manufacturing processes in future periods.

In recent years the Company has produced an increasingly broad portfolio of products, which enhances the Company’s ability to allocate resources to its most profitable products but increases the complexity of its manufacturing process.  Although new product lines such as NAND Flash, CMOS image sensors and specialty memory can be manufactured using processes that are very similar to the processes for the Company’s predominant DRAM products, frequent conversions to new products and the allocation of manufacturing capacity to more complex, smaller-volume parts can affect the Company’s cost efficiency.

NAND Flash Joint Ventures with Intel Corporation:  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively, “IM Flash”).  IM Flash manufactures NAND Flash memory products pursuant to NAND Flash designs developed by the Company and Intel and licensed to the Company.  The parties share the output of IM Flash generally in proportion to their investment in IM Flash.  The Company owned a 51% interest in IM Flash at August 28, 2008.  IM Flash’s financial results are included in the consolidated financial statements of the Company.

On October 9, 2008, the Company announced that IM Flash will discontinue production of 200mm wafer NAND flash memory products at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  The Company will continue to manufacture a significantly reduced level of NAND Flash at the Boise facility outside of the IM Flash joint venture.  In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore.  The Singapore facility has not been equipped and in October 2009 the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at the facility.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – NAND Flash Joint Ventures with Intel.”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  TECH is a memory manufacturing joint venture in Singapore among Micron Technology, Inc., Canon Inc. and Hewlett-Packard Company.  The Company owned an approximate 73% interest in TECH at August 28, 2008.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  In 2008, TECH accounted for approximately 12% of the Company’s total wafer production.  TECH completed its conversion of its manufacturing production from 200mm to 300mm wafers in 2008.  TECH’s financial results were included in the consolidated financial statements of the Company beginning in the third quarter of 2006.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

DRAM Joint Ventures with Nanya:  On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda’s 35.6% ownership stake in Inotera, a Taiwanese DRAM memory manufacturer.  Inotera is expected to implement the Company’s stack DRAM process technology.  The Company will eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – DRAM Joint Ventures with Nanya Technology Corporation.”)

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

Availability of Raw Materials

The Company’s production processes require raw materials that meet exacting standards, including several that are customized for, or unique to, the Company.  The Company generally has multiple sources and sufficient availability of supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet the Company’s standards.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames, molding compound and other materials.  In addition, any transportation problems could delay the Company’s receipt of raw materials.  Although raw materials shortages or transportation problems have not interrupted the Company’s operations in the past, shortages may occur from time to time in the future.  Also, lead times for the supply of raw materials have been extended in the past.  If the Company’s supply of raw materials is interrupted, or lead times are extended, results of operations could be adversely affected.

Marketing and Customers

The Company’s products are sold into computing, consumer, networking, telecommunications, and imaging markets.  Approximately 50% of the Company’s net sales for 2008 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Intel, primarily for NAND Flash from the IM Flash joint ventures, were 19% of the Company’s net sales in 2008.  Sales to Hewlett-Packard Company were 10% of the Company’s net sales in 2007.

The Company’s Memory products are offered under the Micron, Lexar, SpecTek and Crucial brand names and private labels.  The Company’s Imaging products are offered under the Aptina brand name.  The Company markets its semiconductor products primarily through its own direct sales force and maintains sales offices in its primary markets around the world.  The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of product shipments.  The Company’s Lexar subsidiary sells NAND Flash memory products through retail and OEM channels.  The Company’s Crucial Technology division sells memory products through a web-based customer direct sales channel.  The Company’s products are also offered through independent sales representatives and distributors.  Independent sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis.  The Company makes shipments against these orders directly to the customer.  Distributors carry the Company’s products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.

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

Competition

The Company faces intense competition in the semiconductor memory markets from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Qimonda AG; Samsung Electronics Co., Ltd; SanDisk Corporation; Toshiba Corporation and emerging companies in Taiwan and China.  Some of the Company’s competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities.  The Company’s competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  These factors have significantly increased worldwide supply and put downward pressure on prices.

The Company faces competition in the image sensor market from a number of suppliers of CMOS image sensors including OmniVision Technologies, Inc.; Samsung Electronics Co., Ltd; Sony Corporation; STMicroelectronics NV; Toshiba Corporation and from a number of suppliers of CCD image sensors including Matsushita Electric Industrial Co., Ltd.; Sharp Corporation and Sony Corporation.  In recent periods, a number of new companies have entered the CMOS image sensor market.  Competitors include many large domestic and international companies that may have greater presence in key markets, better access to certain customer bases, greater name recognition and more established strategic and financial relationships than the Company.

Research and Development

The Company’s process technology research and development (“R&D”) efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on advanced computing and mobile memory architectures and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including MLC technology), specialty memory products, memory systems and CMOS image sensors.  The Company’s R&D expenses were $680 million, $805 million and $656 million in 2008, 2007 and 2006, respectively.

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

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture its products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.  The Company and Intel share R&D process and design costs for NAND Flash equally.  The Company and Nanya also jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  Product development costs are recorded as R&D expense.

Geographic Information

Sales to customers outside the United States totaled $4.4 billion for 2008 and included $1.4 billion in sales to China, $559 million in sales to Europe, $441 million in sales to Japan and $1.7 billion in sales to the Asia Pacific region (excluding China and Japan).  International sales totaled $4.0 billion for 2007 and $3.6 billion for 2006.  As of August 28, 2008, the Company had net property, plant and equipment of $6.0 billion in the United States, $2.3 billion in Singapore, $259 million in Italy, $171 million in Japan and $32 million in other countries.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information” and “Item 1A. Risk Factors.”)

Patents and Licenses

In recent years, the Company has been recognized as a leader in volume and quality of patents issued.  As of August 28, 2008, the Company owned approximately 17,300 U.S. patents and 2,600 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2026.

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

Employees

As of August 28, 2008, the Company had approximately 22,800 employees, including approximately 12,300 in the United States, 5,900 in Singapore, 2,100 in Italy, 1,500 in Japan, 500 in China and 300 in the United Kingdom.  The Company’s employees include 2,300 employees in its IM Flash joint ventures that are located in the United States and Singapore and 2,200 employees in its TECH joint venture that are located in Singapore.  Approximately 400 of the Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2008, the Company’s wafer wholly-owned fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of August 28, 2008, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	44	Vice President of Worldwide Sales
Steven R. Appleton	48	Chairman and Chief Executive Officer
Kipp A. Bedard	49	Vice President of Investor Relations
D. Mark Durcan	47	President and Chief Operating Officer
Ronald C. Foster	57	Vice President of Finance and Chief Financial Officer
Jay L. Hawkins	48	Vice President of Operations
Roderic W. Lewis	53	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Patrick T. Otte	46	Vice President of Human Resources
Brian J. Shields	47	Vice President of Worldwide Wafer Fabrication
Brian M. Shirley	39	Vice President of Memory
Teruaki Aoki	67	Director
James W. Bagley	69	Director
Robert L. Bailey	51	Director
Mercedes Johnson	54	Director
Lawrence N. Mondry	48	Director
Robert E. Switz	62	Director

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

Steven R. Appleton joined the Company in February 1983 and has served in various capacities with the Company and its subsidiaries.  Mr. Appleton first became an officer of the Company in August 1989 and has served in various officer positions with the Company since that time.  From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on the Company’s Board of Directors.  From September 1994 to June 2007, Mr. Appleton served as the Chief Executive Officer, President and Chairman of the Board of Directors of the Company.  In June 2007, Mr. Appleton relinquished his position as President of the Company but retained his positions of Chief Executive Officer and Chairman of the Board.  Mr. Appleton is a member of the Board of Directors of National Semiconductor Corporation.  Mr. Appleton holds a BA in Business Management from Boise State University.

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

Ronald C. Foster joined the Company in April 2008 after serving as a member of the Board of Directors from June 2004 to April 2005.  From March 2005 to March 2008, he was the Chief Financial Officer for FormFactor, Inc.  Mr. Foster previously served in senior financial management positions for Hewlett-Packard, Applied Materials, Novell and JDS Uniphase.  Mr. Foster holds an MBA from the University of Chicago and a BA in Economics from Whitman College.

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

Teruaki Aoki has served as Vice Chairman of Sony Foundation for Education since July 2008.  Dr. Aoki has been associated with Sony since 1970 and has held various executive positions, including Senior Executive Vice President and Executive Officer of Sony Corporation as well as President and Chief Operating Officer of Sony Electronics, a U.S. subsidiary.  Dr. Aoki holds a Ph.D. in Material Sciences from Northwestern University as well as a BS in Applied Physics from the University of Tokyo.  He was elected as an IEEE Fellow in 2003 and serves as Advisory Board Member of Kellogg School of Management of Northwestern University.  Dr. Aoki also serves on the board of Citizen Holdings Co., Ltd.  Dr. Aoki is the Chairman of the Board’s Governance Committee.

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

Robert L. Bailey was the President and Chief Executive Officer of PMC-Sierra (“PMC”) from July 1997 until May 2008.  PMC is a leading provider of broadband communication and storage semiconductor solutions for the next-generation Internet.  Mr. Bailey has been a director of PMC since October 1996.  Mr. Bailey served as PMC’s President and Chief Executive Officer from July 1997 to May 2008.  He has been Chairman of PMC’s Board of Directors since 2005 and also served as PMC’s Chairman from February 2000 until February 2003.  Mr. Bailey served as President, Chief Executive Officer and director of PMC-Sierra, Ltd., PMC's Canadian operating subsidiary since December 1993.  Mr. Bailey was employed by AT&T-Microelectronics (now a division of LSI Logic) from August 1989 to November 1993, where he served as Vice President and General Manager, and at Texas Instruments in various management positions from June 1979 to August 1989.  Mr. Bailey holds a BS degree in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a semiconductor company, from December 2005 to August 2008.  Prior to that, she served as the Senior Vice President, Finance, of Lam from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004.  Before joining Lam, Ms. Johnson spent 10 years with Applied Materials, Inc., where she served in various senior financial management positions, including Vice President and Worldwide Operations Controller.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation.

Lawrence N. Mondry was the President and Chief Executive Officer of CSK Auto Corporation, (“CSK”), a specialty retailer of automotive aftermarket parts, from June 2006 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry currently serves on the Board of Directors of CSK. Mr. Mondry is the Chairman of the Board’s Compensation Committee.

Robert E. Switz is currently Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., (“ADC”), a supplier of network infrastructure products and services.  Mr. Switz has been with ADC since 1994 and prior to his current position, served ADC as Executive Vice President and Chief Financial Officer.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in Marketing/Economics from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for ADC and Broadcom Corporation.  Mr. Switz is the Chairman of the Board’s Audit Committee.

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

For 2008 average selling prices of DRAM products and NAND Flash products decreased approximately 50% and 65%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM products and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In other recent years, we also have experienced significant annual decreases in per gigabit average selling prices for our memory products including: 34% in 2006, 24% in 2005, 17% in 2003, 53% in 2002 and 60% in 2001.  At times, average selling prices for our memory products have been below our costs.  We recorded inventory write-downs of $282 million in 2008 and $20 million in 2007 as a result of significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be significantly larger than the amount recorded in 2008 and 2007.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to approximate between $1.0 billion to $1.3 billion for 2009.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In the past we have utilized external sources of financing and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, financing instruments that we have used in the past are currently not available to us and may not be available to us for extended periods.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to increase gross margins due to factors, including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Qimonda AG; Samsung Electronics Co., Ltd.; SanDisk Corporation; Toshiba Corporation and from emerging companies in Taiwan and China, who have significantly expanded the scale of their operations.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.

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

Our NAND Flash memory operations involve numerous risks.

As a result of severe oversupply in the NAND Flash market, our average selling prices of NAND Flash products for 2008 decreased approximately 65% as compared to 2007 after decreasing 56% for 2007 as compared to 2006.  As a result, we experienced negative gross margins on sales of our NAND Flash products in 2008.  In October 2008, we announced that our IM Flash joint venture with Intel Corporation will discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production NAND Flash at IM Flash’s Singapore wafer fabrication plant.  A continuation of the challenging conditions in the NAND Flash market will materially adversely affect our business, results of operations and financial condition.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND flash joint ventures with Intel, our DRAM joint ventures with Nanya, our TECH DRAM joint venture and our MP Mask joint venture with Photronics.  These strategic partnerships and joint ventures are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•	our interests could diverge from our partners in the future or we may not be able to agree with partners on the amount, timing or nature of further investments in our joint venture;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production from joint ventures; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful our business, results of operations or financial condition may be adversely affected.

Economic conditions may harm our business.

Economic and business conditions, including a continuing downturn in the semiconductor memory industry or the overall economy could adversely affect our business.  Adverse conditions may affect consumer demand for devices that incorporate our products such as mobile phones, personal computers, Flash memory cards and USB devices.  Reduced demand for our products could result in market oversupply and significant decreases in our selling prices.  A continuation of conditions in credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures.  In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.  Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults.  As a result, our business, results of operations or financial condition could be materially adversely affected.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

On October 9, 2008 we announced a plan to restructure our memory operations including IM Flash’s shutdown of 200mm wafer NAND flash memory production at our Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication plant.  As part of this restructuring, we plan to reduce our global workforce by approximately 15 percent during 2009 and 2010.  Cash costs for restructuring and other related expenses incurred in connection with this restructuring are anticipated to be approximately $60 million, and the benefit to our cash operating results for 2009 is expected to exceed $175 million.  We may incur additional restructure costs or not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to lose production output, incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

Our acquisition of a 35.6% interest in Inotera Memories, Inc. involves numerous risks.

On October 12, 2008, we announced that we had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera Memories, Inc., a Taiwanese DRAM memory manufacturer, for $400 million in cash.  We received commitments of $285 million of term loans to fund this acquisition in part.  Inotera is expected to implement the Company’s stack process technology.  We expect to eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.  Our acquisition of an interest in Inotera involves numerous risks including the following:

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	increasing debt to finance the acquisition;

•	uncertainties around the timing and amount of wafer supply received;

•
obligations during the technology transition period to procure product based on a competitor’s technology which may be difficult to sell and provide product support for due to our limited understanding of the technology;

•	uncertainties relating to Qimonda’s purchase of certain agreed quantities of products made using Qimonda’s trench technology during the technology transition period;

•	uncertainties relating to Qimonda’s financial stability prior to and after the final closing of the transaction; and

•	the inability to reach satisfactory joint venture agreements.

As a result of these risks, we may be unable to complete the Inotera acquisition or achieve our objectives for the acquisition, which may materially adversely affect our business, results of operations or financial condition.

An adverse result in our litigation matters could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California.  Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as eighteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.   The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  Trial on the patent phase of that case is currently scheduled to begin January 19, 2009.

On May 5, 2004, Rambus filed a lawsuit in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM ("RDRAM"), and unfair competition.  The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  Trial is currently scheduled to begin in March 2009.  (See “Item 3.  Legal Proceedings” for additional details on these cases and other Rambus matters pending in Europe and Delaware.)

We are unable to predict the outcome of these lawsuits.  The adverse resolution of these lawsuits could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

We are engaged in patent litigation with Mosaid Technologies, Inc. ("Mosaid") in the U.S. District Court for the Northern District of California.  Mosaid alleges that certain of our DRAM and CMOS image sensor products infringe up to twelve Mosaid patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  Trial is currently scheduled for June 5, 2009.  (See “Item 3.  Legal Proceedings” for additional details.)

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

Allegations of anticompetitive conduct.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers.  Numerous cases have been filed in various state and federal courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part our motion to dismiss the plaintiff’s second amended consolidated complaint.  The District Court subsequently certified the decision for interlocutory appeal.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit accepted plaintiffs’ interlocutory appeal.  (See “Item 3.  Legal Proceedings” for additional details on these cases and related matters.)

Various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers alleging violations of state and federal competition laws.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  (See “Item 3.  Legal Proceedings” for additional details on these cases and related matters.)

A number of purported class action lawsuits have been filed against us and other SRAM suppliers asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly or indirectly from various SRAM suppliers.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  The first trial in these cases is currently scheduled for September 2010.  (See “Item 3.  Legal Proceedings” for additional details on these cases and related matters.)

Three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.  (See “Item 3.  Legal Proceedings” for additional details on these cases and related matters.)

We are unable to predict the outcome of these lawsuits.  An adverse court determination in any of these lawsuits alleging violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Allegations of violations of securities laws.

On February 24, 2006, a number of purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  (See “Item 3.  Legal Proceedings” for additional details on these cases and related matters.)

We are unable to predict the outcome of these cases.  An adverse court determination in any of the class action lawsuits against us could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of August 28, 2008, the Company had notes payable of $108 million, denominated in Japanese yen, that were subject to covenants, including the ratio of debt to equity.  As a result of financing that we are pursuing for our acquisition of a 35.6% interest in Inotera, we may prepay all of this yen-denominated debt in the first quarter of 2009 to avoid defaulting on these covenants.  In addition, as of August 28, 2008, our 73% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $600 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.   We have guaranteed approximately 73% of the outstanding amount of TECH’s credit facility, and our obligation increases to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing and to avoid covenant defaults we may have to pay off debt obligations and make additional contributions to TECH, which could adversely affect our liquidity and financial condition.

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

Our debt level is higher than compared to historical periods.

We currently have a higher level of debt compared to historical periods.  As of August 28, 2008, we had $2.7 billion of debt, and we will incur an additional $285 million of debt in connection with our acquisition of a 35.6% interest in Inotera. We may need to incur additional debt in the future. Our debt level could have a negative impact on us.  For example it could:

•	make it more difficult for us to make payments on our debt;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	limit our future ability to raise funds for capital expenditures, acquisitions, research and development and other general corporate requirements;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	expose us to fluctuations in interest rates with respect to that portion of our debt which is at variable rate of interest; and

•	require us to make additional investments in joint ventures to maintain compliance with financial covenants.

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

We face competition in the image sensor market from a number of suppliers of CMOS image sensors including OmniVision Technologies, Inc.; Samsung Electronics Co., Ltd; Sony Corporation; STMicroelectronics NV; Toshiba Corporation and from a number of suppliers of CCD image sensors including Matsushita Electric Industrial Co., Ltd.; Sharp Corporation and Sony Corporation.  In recent periods, a number of new companies have entered the CMOS image sensor market.  Competitors include many large domestic and international companies that have greater presence in key markets, better access to certain customer bases, greater name recognition and more established strategic and financial relationships than the Company.

In recent years, our Imaging net sales and gross margins decreased and we faced increased competition.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  The success of our Imaging business will depend on a number of factors, including:

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

We are exploring partnering arrangements with outside parties regarding the separation of our Aptina Imaging business to an independent entity in which we would retain a significant minority ownership interest.  To that end, we began operating our Imaging business as a separate, wholly-owned, subsidiary in October 2008.  To the extent we form a partnering arrangement, the resulting business model may not be successful and the Imaging operations revenues and margins could be adversely affected.  We may incur significant costs to convert Imaging operations to a new business structure and operations could be disrupted.  In addition, we may lose key personnel.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

We expect to make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increasing debt to finance any acquisition or formation of a new business;

•	difficulties in protecting our intellectual property as we enter into a greater number of licensing arrangements;

•	diverting management’s attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate geographic areas; and

•	hiring and retaining key employees.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We recorded a net loss of $25 million from changes in currency exchange rates for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of August 28, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the euro and yen.  In the event that the U.S. dollar weakens significantly compared to the euro, yen or Singapore dollar, our results of operations or financial condition will be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 75% of our consolidated net sales for 2008.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, TECH, Inotera, MeiYa and MP Mask joint ventures may be limited by our agreements with our partners.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters are located in Boise, Idaho.  The following is a summary of the Company’s principal facilities:

Location	Principal Operations

Boise, Idaho	Wafer fabrication, test and assembly, reticle manufacturing and R&D
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Two wafer fabrication facilities and a test, assembly and module assembly facility
Nishiwaki City, Japan	Wafer fabrication
Avezzano, Italy	Wafer fabrication
Nampa, Idaho	Test
Aguadilla, Puerto Rico	Module assembly, test
Xi’an, China	Test

The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.  The Company’s facility in Lehi is owned and operated by its IM Flash joint venture with Intel.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – NAND Flash Joint Ventures with Intel.”)  One of the Company’s wafer fabrication facilities in Singapore is owned by its TECH joint venture and collateralizes, in part, TECH’s $600 million credit facility.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)  The Company’s other wafer fabrication facility in Singapore is owned by its IM Flash Singapore joint venture.  The IM Flash Singapore facility was substantially completed in the first quarter of 2009 but has not been equipped.  In October 2008, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication plant.  On October 9, 2008, the Company announced that its IM Flash joint venture with Intel Corporation will discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.

The Company believes that its existing facilities are suitable and adequate for its present purposes.  The Company does not identify or allocate assets by operating segment.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information.”)

Item 3.  Legal Proceedings

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, the Company subsequently added claims and defenses based on Rambus’s alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  Post-trial briefing is complete, and a decision on this phase is now pending.

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

On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California.  The complaint alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as eighteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging among other things, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of the Company and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on the Company’s antitrust and fraud claims.  Trial on the patent phase of that case is currently scheduled to begin January 19, 2009.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding three additional Mosaid patents.  On October 23, 2006, the California Court dismissed the Company’s declaratory judgment suit based on lack of jurisdiction.  The Company appealed that decision to the U.S. Court of Appeals for the Federal Circuit.  On February 29, 2008, the U.S. Court of Appeals for the Federal Circuit issued an order reversing the dismissal of the Company’s declaratory judgment action filed in the U.S. District Court for the Northern District of California and remanding the suit to that Court.   The Texas action was subsequently transferred to the Northern District of California.  Mosaid alleges that certain of the Company’s DRAM and CMOS image sensor products infringe up to twelve Mosaid patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  Trial is currently scheduled for June 5, 2009.

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

Antitrust Matters

A number of purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit accepted plaintiffs’ interlocutory appeal.

Additionally, three cases have been filed in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  In May and June 2008 respectively, plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases.  Plaintiffs have filed an appeal of each of those decisions.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from November 1, 1996 through December 31, 2005.  Additionally, at least seventy-four cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from November 1, 1996 through December 31, 2006.  In September 2008, a class of direct purchasers was certified, and plaintiffs were granted leave to amend their complaint to cover Pseudo-Static RAM or “PSRAM” products as well.   The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

Three purported class action SRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

In addition, three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including a conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in March 2009.   The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2008 and 2007, as reported by Bloomberg L.P.

	High	Low

2008:
4th quarter	$8.53	$4.24
3rd quarter	8.84	5.46
2nd quarter	9.26	5.75
1st quarter	11.79	7.94
2007:
4th quarter	$13.98	$10.60
3rd quarter	12.36	10.95
2nd quarter	14.93	11.86
1st quarter	18.57	13.57

Holders of Record

As of October 17, 2008, there were 3,212 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 26,218 shares of its common stock at an average price of $6.17 per share.  In the fourth quarter of 2008, the Company retired the 26,218 shares acquired in the fourth quarter of 2008.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

May 30, 2008 – July 3, 2008	15,607	$7.23	N/A	N/A
July 4, 2008 – July 31, 2008	9	5.45	N/A	N/A
August 1, 2008 – August 28, 2008	10,602	4.61	N/A	N/A
	26,218	6.17

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for the Company’s Common Stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 28, 2003, through August 28, 2008.

Note:  Management cautions that the stock price performance information shown in the graph below is provided as of fiscal year-end and may not be indicative of current stock price levels or future stock price performance.

The Company operates on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of the Company’s fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, the Company has calculated its stock performance graph assuming an August 31 year end.  The performance graph assumes $100 invested on August 31, 2003 in Common Stock of Micron Technology, Inc., the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented are assumed to be reinvested.  The performance was plotted using the following data:

Performance Graph Data

	2003	2004	2005	2006	2007	2008

Micron Technology, Inc.	$100	$80	$83	$120	$80	$30
S&P 500 Composite Index	100	111	125	137	157	140
Philadelphia Semiconductor Index (SOX)	100	82	105	100	112	80

Item 6.  Selected Financial Data

	2008	2007	2006	2005	2004
	(in millions except per share amounts)

Net sales	$5,841	$5,688	$5,272	$4,880	$4,404
Gross margin	(55)	1,078	1,200	1,146	1,314
Operating income (loss)	(1,595)	(280)	350	217	250
Net income (loss)	(1,619)	(320)	408	188	157
Diluted earnings (loss) per share	(2.10)	(0.42)	0.57	0.29	0.24

Cash and short-term investments	1,362	2,616	3,079	1,290	1,231
Total current assets	3,779	5,234	5,101	2,926	2,639
Property, plant and equipment, net	8,811	8,279	5,888	4,684	4,713
Total assets	13,430	14,818	12,221	8,006	7,760
Total current liabilities	1,598	2,026	1,661	979	972
Long-term debt	2,451	1,987	405	1,020	1,028
Noncontrolling interests in subsidiaries	2,865	2,607	1,568	--	--
Total shareholders’ equity	6,178	7,752	8,114	5,847	5,615

In 2008, the Company recorded a charge of $463 million to write off all the goodwill associated with the Company’s memory segment.

In the third quarter of 2008, the Company and Nanya Technology Corporation (“Nanya”) formed MeiYa, a joint venture to manufacture stack DRAM and sell those products exclusively to the Company and Nanya.  As part of this transaction, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company and Nanya also agreed to jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  Under this arrangement, the Company is to receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $40 million of revenue in 2008.  The Company will also receive royalties from Nanya on the sale of stack DRAM products manufactured by or for Nanya.  On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera Memories, Inc. (“Inotera”), a Taiwanese DRAM memory manufacturer, for $400 million in cash.  The Company received commitments for $285 million of term loans to fund this acquisition in part.  Inotera is expected to implement the Company’s stack process technology, and it is anticipated that the Company will receive royalties on Inotera’s production that flows to Nanya, a 35.6% stakeholder in Inotera.  The Company will eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.  In connection with this acquisition, the Company expects to enter into a series of agreements with Nanya to restructure MeiYa.  It is anticipated that both parties will cease future resource commitments to MeiYa and redirect those resources to Inotera.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – DRAM Joint Ventures with Nanya Technology Corporation.”)

The Company has formed two joint ventures, IM Flash, with Intel Corporation (“Intel”) to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC, which began operations in the second quarter of 2006, and IM Flash Singapore LLP, which began operations in the third quarter of 2007.  The Company owns 51% and Intel owns 49% of IM Flash.  The financial results of IM Flash are included in the consolidated financial statements of the Company.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – NAND Flash Joint Venture with Intel.”)

The Company began consolidating the financial results of its TECH Semiconductor joint venture (“TECH”) as of the beginning of the third quarter of 2006.  In the third quarter of 2007, the Company acquired all of the shares of TECH common stock held by Singapore Economic Development Board, which increased the Company’s ownership interest in TECH from 43% to 73%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

In the fourth quarter of 2006, the Company acquired Lexar Media, Inc., a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.

In the third quarter of 2006, the Company formed a joint venture, MP Mask Technology Center, LLC (“MP Mask”), with Photronics, Inc. to produce photomasks for leading-edge and advanced next generation semiconductors.  The Company owns 50.01% and Photronics, Inc. owns 49.99% of MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – MP Mask Technology Center, LLC.”)

(See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the costs and impact of restructure plans, the Company’s DRAM development costs relative to Nanya, royalty payments from Inotera production, capital commitments for the Company’s joint ventures with Nanya Technology Corporation, the supply of DRAM wafers from Inotera Memories, Inc. and manufacturing plans for CMOS image sensors; in “Net Sales” regarding increases in NAND Flash memory production; in “Gross Margin” regarding future charges for inventory write-downs; in “Restructure” regarding the costs and impact of restructure plans;  in “Stock-based Compensation” regarding future stock-based compensation costs;  in “Liquidity and Capital Resources” regarding capital spending in 2009, plans to pay off certain debt, future distributions from IM Flash to Intel and future contributions to joint ventures; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A.  Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 28, 2008.  All period references are to the Company’s fiscal periods unless otherwise indicated. The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  All tabular dollar amounts are in millions.  All production data reflects production of the Company and its consolidated joint ventures.

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

In 2008 and 2007 the semiconductor memory industry experienced a severe downturn due to a significant oversupply of products.  Average selling prices per gigabit for the Company’s DRAM products and NAND Flash products in 2008 were down approximately 50% and 65%, respectively, as compared to 2007 and down approximately 65% and 85%, respectively, as compared to 2006.  As a result of these market conditions, the Company and other semiconductor memory manufacturers have reported negative gross margins and substantial losses in recent periods.  In 2008, the Company reported a net loss $1.6 billion and many of its competitors reported negative cash flows from operations.  In response to these market conditions, on October 9, 2008 the Company announced a plan to restructure its memory operations.  The Company’s IM Flash joint venture with Intel Corporation will discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication plant.  As part of the restructuring, the Company plans to reduce its global workforce by approximately 15 percent during 2009 and 2010.  Cash costs for restructuring and other related expenses incurred in connection with this restructuring are anticipated to be approximately $60 million, and the benefit to the Company’s cash operating results for 2009 is expected to exceed $175 million.

The effects of the worsening global economy and the tightening credit market are also making it increasingly difficult for semiconductor memory manufacturers to obtain external sources of financing to fund their operations.  Although the Company believes that it is better positioned than some of its peers, it faces challenges in the current and near term that require it to continue to make significant improvements in its competitiveness.  Additionally, the Company is pursuing financing alternatives, delaying capital expenditures and implementing further cost-cutting initiatives.

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

The Company makes significant ongoing investments to develop proprietary product and process technology that is implemented in its worldwide manufacturing facilities and through its joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line width process technology and innovative array architecture.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density and megapixel count.  To leverage its significant investments in research and development, the Company has formed strategic joint ventures under which the costs of developing memory product and process technologies are shared with its joint venture partners.  In addition, from time to time, the Company has also sold and/or licensed technology to third parties.  The Company is pursuing further opportunities to recover its investment in intellectual property through partnering and other arrangements.

 DRAM Joint Ventures with Nanya Technology Corporation (“Nanya”):  In the third quarter of 2008, the Company and Nanya formed MeiYa, a joint venture to manufacture stack DRAM and sell those products exclusively to the Company and Nanya.  As part of this transaction, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company and Nanya also agreed to jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  Under this arrangement, the Company is to receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $40 million of revenue in 2008.  The Company will also receive royalties from Nanya on the sale of stack DRAM products manufactured by or for Nanya.

On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera Memories, Inc. (“Inotera”), a Taiwanese DRAM memory manufacturer, for $400 million in cash.  The Company received commitments for $285 million of term loans to fund this acquisition in part.  Inotera is expected to implement the Company’s stack DRAM process technology, and it is anticipated that the Company will receive royalties on the sale of Inotera’s production that is delivered to Nanya, a 35.6% stakeholder in Inotera.  The Company will eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.  In connection with this acquisition, the Company expects to enter into a series of agreements with Nanya to restructure MeiYa.  It is anticipated that both parties will cease future resource commitments to MeiYa and redirect those resources to Inotera.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – DRAM Joint Ventures with Nanya Technology Corporation.”)

Aptina Imaging Business:  The Company is exploring partnering arrangements with outside parties regarding the separation of its CMOS image sensor business, operating under the name “Aptina,” to an independent entity in which the Company would retain a significant minority ownership interest.  To that end, the Company began operating its Imaging business as a separate wholly-owned subsidiary in October 2008.  Under the arrangements being considered, the Company expects that it will continue to manufacture CMOS image sensors for some period of time.

Goodwill Impairment:  In the second quarter of 2008, the Company recorded a noncash impairment charge of $463 million to the goodwill recorded in its Memory segment.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

Inventory Write-Downs: The Company’s results of operations for the fourth, second and first quarters of 2008 and the fourth quarter of 2007 included charges of $205 million, $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of Memory products (both DRAM and NAND Flash) to their estimated market values.

Results of Operations

	2008		2007		2006
	(in millions and as a percent of net sales)

Net sales:
Memory	$5,188	89%	$5,001	88%	$4,523	86%
Imaging	653	11%	687	12%	749	14%
	$5,841	100%	$5,688	100%	$5,272	100%

Gross margin
Memory	$(241)	(5)%	$845	17%	$878	19%
Imaging	186	28%	233	34%	322	43%
	$(55)	(1)%	$1,078	19%	$1,200	23%

Selling, general and administrative	$455	8%	$610	11%	$460	9%
Research and development	680	12%	805	14%	656	12%
Goodwill impairment	463	8%	--	--	--	--
Restructure	33	1%	19	0%	--	--
Other operating (income) expense, net	(91)	(2)%	(76)	(1)%	(266)	(5)%
Net income (loss)	(1,619)	(28)%	(320)	(6)%	408	8%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Net Sales

Total net sales for 2008 increased 3% as compared to 2007 primarily due to a 4% increase in Memory sales partially offset by a 5% decrease in Imaging sales.  Memory sales for 2008 reflect significant increases in gigabits sold partially offset by significant declines in per gigabit average selling prices as compared to 2007.  Memory sales were 89% of total net sales for 2008, 88% for 2007 and 86% for 2006.  Imaging sales for 2008 decreased 5% from 2007 primarily reflecting pricing pressure.  Total net sales for 2007 increased 8% as compared to 2006 primarily due to an 11% increase in Memory sales partially offset by an 8% decline in Imaging sales.

Memory:  Memory sales for 2008 increased 4% from 2007 primarily due to a 55% increase in sales of NAND Flash products offset by a 15% decrease in sales of DRAM products.

Sales of NAND Flash products for 2008 increased from 2007 primarily due to an increase of approximately 370% in gigabits sold as a result of production increases partially offset by a decline of approximately 65% in average selling prices per gigabit.  Gigabit production of NAND Flash products increased approximately 350% for 2008 as compared to 2007, primarily due to the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of NAND Flash products represented approximately 35% of the Company’s total net sales for 2008 as compared to approximately 25% for 2007 and approximately 5% for 2006.  The Company expects that its gigabit production of NAND Flash products will continue to increase in 2009 but at a slower rate than 2008.

Sales of DRAM products for 2008 decreased from 2007 primarily due to a decline of approximately 50% in average selling prices (which included the effects of a $50 million charge to revenue in the first quarter of 2007 as a result of a settlement agreement with a class of direct purchasers of certain DRAM products), mitigated by an increase in gigabits sold of approximately 70%.  Gigabit production of DRAM products increased approximately 70% for 2008, primarily due to production efficiencies from improvements in product and process technologies, including TECH’s conversion to 300mm wafer fabrication.  Sales of DDR2 and DDR3 DRAM, the Company’s highest volume products, were approximately 30% of the Company’s total net sales for 2008 and 2007 and approximately 25% for 2006.

Memory sales for 2007 increased 11% from 2006 primarily due to a 287% increase in sales of NAND Flash products offset by an 11% decrease in sales of DRAM products.  Sales of NAND Flash products for 2007 increased from 2006 primarily due to significant increases in gigabit production and the Company’s acquisition of Lexar Media, Inc. (which occurred in the fourth quarter of 2006), partially offset by a 56% decline in average selling prices per gigabit.  Gigabit production of NAND Flash products increased over 800% for 2007 as compared to 2006, primarily due to the ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of DRAM products for 2007 decreased from 2006 primarily due to a 23% decline in average selling prices (which included the effects of a $50 million charge to revenue in the first quarter of 2007 as a result of a settlement agreement with a class of direct purchasers of certain DRAM products), which was partially mitigated by a 16% increase in gigabits sold.  Gigabit production of DRAM products increased 23% for 2007, primarily due to transitions to higher density, advanced geometry devices.

Imaging:  Imaging sales for 2008 decreased 5% from 2007 primarily due to significant declines in average selling prices by product type partially offset by a shift in product mix from products with 1-megapixel or lower resolution to products with 3-megapixel or higher resolution, which had higher average selling prices per unit.  Imaging sales were 11% of the Company’s total net sales in 2008 as compared to 12% for 2007 and 14% for 2006.  Imaging sales for 2007 decreased 8% from 2006 primarily due to declines in average selling prices as a result of industry softness in mobile handset sales and pricing pressure.  Declines in average selling prices for 2007 were mitigated by increased sales of higher resolution products.

Gross Margin

The Company’s overall gross margin percentage declined from 19% for 2007 to negative 1% for 2008 primarily due to a decrease in the gross margin percentage for Memory as a result of the significant declines in per gigabit average selling prices.  The Company’s overall gross margin percentage for 2007 declined to 19% from 23% for 2006 due to a decrease in both the gross margin percentages for Memory and Imaging products.

Memory:  The Company’s gross margin percentage for Memory products declined from 17% for 2007 to negative 5% for 2008 primarily due to the significant decreases in average selling prices and the shift in product mix to NAND Flash products (which had a significantly lower gross margin than DRAM products in 2008), mitigated by cost reductions.

The Company’s gross margins for Memory in 2008 were reduced by a $205 million charge in the fourth quarter of 2008 to write-down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash Products.  The Company’s inventory write-downs of $15 million and $62 million in the second and first quarters of 2008, respectively, did not significantly impact 2008 gross margins as a substantial portion of the written-down inventory was sold in 2008.  Gross margins for 2007 were reduced by a $20 million inventory write-down in the fourth quarter of 2007.  In future periods the Company would record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products.

The Company’s gross margin for DRAM products for 2008 declined from 2007, primarily due to the decrease in average selling prices per gigabit of approximately 50% mitigated by a reduction in costs per gigabit.  The Company achieved cost reductions for DRAM products through transitions to higher-density, advanced-geometry devices.  Cost reductions in 2008 for DRAM products were partially offset by the inventory write-downs.  Excluding the inventory write-downs, the Company reduced its DRAM costs per gigabit by approximately 35% for 2008 as compared to 2007.

The Company’s gross margin for NAND Flash products for 2008 declined from 2007 primarily due to the decrease in average selling prices per gigabit of approximately 65% mitigated by a reduction in costs per gigabit.  Cost reductions in 2008 primarily reflect lower manufacturing costs and lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.  NAND Flash costs for 2008 were also reduced by a recovery of $70 million for price adjustments for NAND Flash products purchased from other suppliers in prior periods.  Cost reductions in 2008 for NAND Flash Products were partially offset by the inventory write-downs.  Excluding the inventory write-downs and the effect of pricing adjustments from other suppliers, the Company reduced its NAND Flash costs per gigabit by approximately 65%.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $1,037 million, $497 million and $114 million for 2008, 2007 and 2006, respectively.

The Company’s gross margin percentage for Memory products of 17% for 2007 declined from 19% for 2006 primarily due to the shift in product mix from DRAM products to NAND Flash products, which had a significantly lower gross margin than DRAM products in 2007.  This decline in gross margin percentage was mitigated by improvements in the gross margin for 2007 on sales of both DRAM and NAND Flash products as compared to 2006.  The gross margin for DRAM products for 2007 improved from 2006, primarily due to a reduction in costs per gigabit of approximately 25%, partially offset by a decline in average selling prices of approximately 25%.  The Company achieved cost reductions for DRAM products through transitions to production of devices utilizing the Company’s 78nm process technologies.  The Company’s gross margin for NAND Flash products for 2007 improved slightly from 2006 primarily due to a reduction in costs per gigabit of approximately 55%, partially offset by a decline in average selling prices of approximately 55%.  Cost reductions in 2007 reflect lower manufacturing costs, lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand and shifts in product mix.  The Company achieved manufacturing cost reductions for NAND Flash products primarily through increased production of higher-density, advanced-geometry devices at the Company’s 300mm fabrication facilities.

In 2008, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 12% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in 2008, 2007 and 2006.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin for Imaging declined to 28% for 2008 from 34% for 2007 primarily due to declines in average selling prices mitigated by cost reductions and a shift to higher resolution products, which realized better gross margins.  The Company’s gross margin for Imaging declined to 34% for 2007 from 43% for of 2006 primarily due to declines in average selling prices that were mitigated by cost reductions and shifts in product mix to higher resolution products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2008 decreased 25% from 2007 primarily due to lower legal costs as well as lower payroll costs and other expenses driven by the Company’s restructure initiatives.  The reduction of payroll costs in 2008 was primarily the result of a decrease in headcount.  In 2007, the Company recorded a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  SG&A expenses for 2007 increased 33% from 2006 primarily due to higher personnel costs and higher legal costs including the $31 million charge for settlement of the direct purchaser lawsuits.  Personnel costs in 2007 increased from 2006 primarily due to increased headcount resulting from the acquisition of Lexar in the fourth quarter of 2006, the formation of IM Flash in the second quarter of 2006 and subsequent ramp of its operations, and the consolidation of TECH in the third quarter of 2006. Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  For the Company’s Memory segment, SG&A expenses as a percentage of sales were 7% in 2008, 11% in 2007 and 8% in 2006.  For the Imaging segment, SG&A expenses as a percentage of sales were 11% in 2008, 11% in 2007 and 12% in 2006.

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

R&D expenses for 2008 decreased 16% from 2007 primarily due to decreases in development wafers processed and lower payroll costs driven by the Company’s restructure initiatives.  R&D expenses for 2007 increased 23% from 2006 primarily due to NAND pre-production wafer processing mitigated by reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses were reduced by $148 million in 2008, $240 million in 2007 and $86 million in 2006 for amounts reimbursable from Intel under the NAND Flash R&D cost-sharing arrangement.  For the Memory segment, R&D expenses as a percentage of sales were 10% for 2008, 13% for 2007 and 13% for 2006.  For the Imaging segment, R&D expenses as a percentage of sales were 22% for 2008, 23% for 2007 and 11% for 2006.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next-generation memory products and CMOS image sensors.  Additional process technology R&D efforts focus on advanced computing and mobile memory architectures and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including MLC technology), specialty memory products, memory systems and CMOS image sensors.

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

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.  The Company’s assessment of goodwill for impairment in the second and fourth quarters of 2008 indicated that the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

Restructure

In an effort to increase its competitiveness and efficiency, in the fourth quarter of 2007, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives included workforce reductions in certain areas of the Company as its business was realigned.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and evaluating functions more efficiently performed through partnerships or other outside relationships.  In 2008, the Company recorded charges of $33 million, primarily within its Memory segment, for employee severance and related costs, relocation and retention bonuses and a write-down of certain facilities to their fair values.  Since the restructure initiatives were initiated in the fourth quarter of 2007, the Company has incurred $52 million of restructure costs.

On October 9, 2008 the Company announced a plan to restructure its Memory operations.  The Company’s IM Flash joint venture with Intel Corporation will discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication plant.  As part of the restructuring, the Company plans to reduce its global workforce by approximately 15 percent during 2009 and 2010.  Cash costs for restructuring and other related expenses incurred in connection with this restructuring are anticipated to be approximately $60 million, and the benefit to the Company’s cash operating results for 2009 is expected to exceed $175 million.

Other Operating (Income) Expense, Net

Other operating (income) for 2008 included gains of $66 million for disposals of semiconductor equipment and $38 million for receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expenses for 2008 included losses of $25 million from changes in currency exchange rates.  Other operating (income) for 2007 included gains of $43 million from disposals of semiconductor equipment, $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  Other operating expense for 2007 included losses of $14 million from changes in currency exchange rates.  Other operating (income) for 2006 included $230 million of net proceeds for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel, net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating (income) for 2006 also included $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in IM Flash.

Income Taxes

Income taxes for 2008, 2007 and 2006 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2008, 2007 and 2006 was substantially offset by changes in the valuation allowance.  As of August 28, 2008, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credit carryforwards of $205 million.  The Company also had unused state tax net operating loss carryforwards of $1.8 billion and unused state tax credits of $189 million as of August 28, 2008.  Substantially all of the net operating loss carryforwards expire in 2022 to 2028 and substantially all of the tax credit carryforwards expire in 2013 to 2028.  Due to certain foreign statutes of limitations, which expired on December 31, 2007, the Company recognized approximately $15 million of previously unrecognized tax benefits in the second quarter of 2008.

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2008, 2007 and 2006 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  On March 30, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board, which had the effect of reducing the noncontrolling interests in TECH as of that date from 57% to 27%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-Based Compensation

Total compensation cost for the Company’s equity plans in 2008, 2007 and 2006 was $48 million, $44 million and $26 million, respectively.  As of August 28, 2008, August 30, 2007 and August 31, 2006, $3 million, $3 million and $1 million of stock-based compensation expense was capitalized and remained in inventory.  As of August 28, 2008, $107 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the fourth quarter of 2012.  In 2005, the Company accelerated the vesting of substantially all of its unvested stock options then outstanding which reduced stock compensation recognized in subsequent periods.

Liquidity and Capital Resources

As of August 28, 2008, the Company had cash and equivalents and short-term investments totaling $1.4 billion compared to $2.6 billion as of August 30, 2007.  The balance as of August 28, 2008, included an aggregate of $508 million held at the Company’s IM Flash and TECH joint ventures.  The Company’s ability to access funds held by joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s current and long-term needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, some financing instruments used by the Company in the past are currently not available to the Company.  As a result, the Company is pursuing financing alternatives, delaying capital expenditures and implementing further cost-cutting initiatives.  The Company has the ability and intent to significantly reduce capital expenditures and limit contributions to joint venture partners if necessary to meet its operating obligations.

Operating Activities:  The Company generated $1.0 billion of cash from operating activities in 2008, which primarily reflects the Company’s $1.6 billion of net loss adjusted by $2.1 billion for noncash depreciation and amortization expense and a $463 million noncash goodwill impairment charge.

Investing Activities:  Net cash used by investing activities was $2.1 billion in 2008, which included cash expenditures for property, plant and equipment of $2.5 billion partially offset by the net effect of purchases, sales and maturities of marketable investment securities of $288 million and $187 million in proceeds from sales of equipment.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2009 capital spending to approximate $1.0 billion to $1.3 billion.  As of August 28, 2008, the Company had commitments of approximately $300 million for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

Financing Activities:  Net cash provided by financing activities was $125 million in 2008, which primarily reflects $837 million in proceeds from borrowings and $268 million in cash contributions received (net of distributions paid) from joint venture partners partially offset by $698 million in debt payments and $387 million in payments on equipment purchase contracts.

During the second quarter of 2008, the Company’s TECH subsidiary borrowed $240 million against a credit facility at Singapore Interbank Offered Rate ("SIBOR") plus 2.5%.  On March 31, 2008, TECH entered into a new credit facility enabling it to borrow up to $600 million at SIBOR plus 2.5%.  The facility is available for drawdown through December 31, 2008.  During 2008, TECH drew $600 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding.  The new credit facility is collateralized by substantially all of the assets of TECH (approximately $1,741 million as of August 28, 2008) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  Beginning March 2009, TECH will be required to maintain $30 million in restricted cash and this restricted cash requirement will increase to $60 million in September 2009.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  As a condition to granting the guarantee, the Company has a second position priority interest in all of the assets of TECH behind the lenders.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

As of August 28, 2008, the Company had notes payable of $108 million, denominated in Japanese yen, that was subject to customary covenants, including the ratio of debt to equity.  As a result of financing that the Company is pursuing for its acquisition of a 35.6% interest in Inotera, the Company may prepay all of this debt in the first quarter of 2009 to avoid potential violations of these covenants.

Joint Ventures:  As of August 28, 2008, IM Flash had $393 million of cash and marketable investment securities.  IM Flash plans to make distributions of approximately $420 million to Intel through the end of 2009.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.  The Company anticipates additional investments as appropriate to support the growth of IM Flash’s operations.

As of August 28, 2008, TECH had $115 million of cash and marketable investment securities.  The Company expects to make additional capital contributions to TECH in 2009.  The timing and amount of these contributions is subject to market conditions and partner participation.

In the third quarter of 2008, the Company entered into a joint venture arrangement with Nanya.  Under this arrangement, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya. On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera, a Taiwanese DRAM memory manufacturer, for $400 million in cash.  The Company received commitments of $285 million of term loans to fund this acquisition in part.  In connection with this acquisition, the Company expects to enter into a series of agreements with Nanya (a 35.6% stakeholder in Inotera) to restructure the MeiYa joint venture between the Company and Nanya.  It is anticipated that both parties will cease future resource commitments to MeiYa and redirect those resources to Inotera.  The Company and Nanya each contributed $84 million in cash to MeiYa in 2008.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Joint Ventures – DRAM Joint Ventures with Nanya Technology Corporation.”)

Contractual Obligations:  The following table summarizes the Company’s significant contractual obligations at August 28, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)

Notes payable (1)	$2,299	$158	$614	$202	$1,325
Capital lease obligations (1)	767	215	409	62	81
Operating leases	94	18	28	22	26
Purchase obligations	695	511	147	10	27
Other long-term liabilities	338	--	205	34	99
Total	$4,193	$902	$1,403	$330	$1,558

(1) Includes interest

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

Off-Balance Sheet Arrangements

In May 2007, in connection with the offering of the Senior Notes, the Company paid approximately $151 million for three Capped Call transactions (the “Capped Calls”).  The Capped Calls cover an aggregate of approximately 91.3 million shares of common stock.  The Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments.  The Capped Calls expire on various dates between November 2011 and December 2012.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Capped Call Transactions.”)

In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitled the holders to exercise their warrants and purchase shares of common stock for $56.00 per share at any time through May 15, 2008.  All of the warrants expired unexercised on May 15, 2008.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board  (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 at the beginning of 2010.  On adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May of 2007 under the provisions of FSP No. APB 14-1.  Based on a preliminary analysis, the Company estimates that debt recognized on issuance of the $1.3 billion convertible senior notes would be approximately $400 million lower under FSP No. APB 14-1.  The difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  A significant portion of the interest expense would be deferred as capitalized interest costs in accordance with the Company’s regular accounting policies and will impact results of operations as the assets that include the capitalized interest are depreciated.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The Company did not elect to measure any existing items at fair value on the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active.  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company does not expect that the adoption in 2009 of SFAS No. 157 for financial assets and financial liabilities will have a significant impact on its financial statements.  The Company is evaluating the impact that the adoption in 2010 of SFAS No. 157 for non-financial assets and non-financial liabilities will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company adopted FIN 48 on August 31, 2007.  The adoption of FIN 48 did not have a significant impact on the Company’s results of operations or financial position.  The Company did not change its policy of recognizing accrued interest and penalties related to unrecognized tax benefits within the income tax provision with the adoption of FIN 48.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”)

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

Inventories:  Inventories are stated at the lower of average cost or market value and in 2008 the Company recorded aggregate charges of $282 million to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $70 million at August 28, 2008.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of August 28, 2008, $2,063 million of the Company’s $2,726 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair market value of the Company’s debt was $2,167 million and $2,411 million as of August 28, 2008 and August 30, 2007, respectively.  The Company estimates that as of August 28, 2008, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $46 million.  An increase in interest rates of 1% would increase annual interest expense on the Company’s variable-rate debt as of August 28, 2008 by approximately $7 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $425 million as of August 28, 2008 and U.S. $448 million as of August 30, 2007.  The Company also had aggregate foreign currency liabilities valued at U.S. $580 million as of August 28, 2008 and U.S. $979 million as of August 30, 2007.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	2008			2007
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$84	$130	$25	$58	$180	$11
Net deferred tax assets	--	85	2	--	76	2
Accounts payable and accrued expenses	(105)	(127)	(61)	(116)	(168)	(137)
Debt	(49)	(108)	(4)	(258)	(165)	(5)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of August 28, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the euro and the yen.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 28, 2008 and August 30, 2007 and for the fiscal years ended August 28, 2008, August 30, 2007, and August 31, 2006:

Consolidated Statements of Operations	43

Consolidated Balance Sheets	44

Consolidated Statements of Shareholders’ Equity	45

Consolidated Statements of Cash Flows	46

Notes to Consolidated Financial Statements	47

Report of Independent Registered Public Accounting Firm	69

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	76

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	August 28, 2008	August 30, 2007	August 31, 2006

Net sales	$5,841	$5,688	$5,272
Cost of goods sold	5,896	4,610	4,072
Gross margin	(55)	1,078	1,200

Selling, general and administrative	455	610	460
Research and development	680	805	656
Goodwill impairment	463	--	--
Restructure	33	19	--
Other operating (income) expense, net	(91)	(76)	(266)
Operating income (loss)	(1,595)	(280)	350

Interest income	79	143	101
Interest expense	(82)	(40)	(25)
Other non-operating income (expense), net	(13)	9	7
Income (loss) before taxes and noncontrolling interests	(1,611)	(168)	433

Income tax (provision)	(18)	(30)	(18)
Noncontrolling interests in net (income) loss	10	(122)	(7)
Net income (loss)	$(1,619)	$(320)	$408

Earnings (loss) per share:
Basic	$(2.10)	$(0.42)	$0.59
Diluted	(2.10)	(0.42)	0.57

Number of shares used in per share calculations:
Basic	772.5	769.1	691.7
Diluted	772.5	769.1	725.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	August 28, 2008	August 30, 2007

Assets
Cash and equivalents	$1,243	$2,192
Short-term investments	119	424
Receivables	1,032	994
Inventories	1,291	1,532
Other current assets	94	92
Total current assets	3,779	5,234
Intangible assets, net	364	401
Property, plant and equipment, net	8,811	8,279
Goodwill	58	515
Other assets	418	389
Total assets	$13,430	$14,818

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,111	$1,385
Deferred income	114	84
Equipment purchase contracts	98	134
Current portion of long-term debt	275	423
Total current liabilities	1,598	2,026
Long-term debt	2,451	1,987
Other liabilities	338	446
Total liabilities	4,387	4,459

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,865	2,607

Common stock, $0.10 par value, authorized 3 billion shares, issued and outstanding 761.1 million and 757.9 million shares, respectively	76	76
Additional capital	6,566	6,519
Retained earnings (accumulated deficit)	(456)	1,164
Accumulated other comprehensive (loss)	(8)	(7)
Total shareholders’ equity	6,178	7,752
Total liabilities and shareholders’ equity	$13,430	$14,818

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock				Accumulated Other	Total
	Number of Shares	Amount	Additional Capital	Retained Earnings	Comprehensive (Loss)	Shareholders’ Equity

Balance at September 1, 2005	616.2	$62	$4,707	$1,078	$--	$5,847

Comprehensive income (loss):
Net income				408		408
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(2)	(2)
Total comprehensive income (loss)						406

Stock issued under stock plans	11.9	1	114			115
Stock-based compensation expense			26			26
Conversion of notes to stock, net of unamortized issuance costs	53.7	5	618			623
Stock and stock options issued in connection with the acquisition of Lexar	50.7	5	878			883
Premium recognized on convertible debt assumed in Lexar acquisition			43			43
Settlement of capped calls			171			171
Stock issued in connection with Intel stock rights	16.9	2	(2)			--
Balance at August 31, 2006	749.4	$75	$6,555	$1,486	$(2)	$8,114

Net loss				(320)		(320)
Stock issued under stock plans	8.7	1	73			74
Stock-based compensation expense			44			44
Repurchase and retirement of common stock	(0.2)		(2)	(2)		(4)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $3					(5)	(5)
Purchase of capped calls			(151)			(151)
Balance at August 30, 2007	757.9	$76	$6,519	$1,164	$(7)	$7,752

Comprehensive income (loss):
Net loss				(1,619)		(1,619)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(1)	(1)
Total comprehensive income (loss)						(1,620)

Stock issued under stock plans	3.7		3			3
Stock-based compensation expense			48			48
Adoption of FIN 48				(1)		(1)
Repurchase and retirement of common stock	(0.5)		(4)			(4)
Balance at August 28, 2008	761.1	$76	$6,566	$(456)	$(8)	$6,178

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 28, 2008	August 30, 2007	August 31, 2006

Cash flows from operating activities
Net income (loss)	$(1,619)	$(320)	$408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,060	1,718	1,281
Goodwill impairment	463	--	--
Provision to write-down inventories to estimated market values	282	20	--
Gain from disposition of equipment, net of write-downs	(66)	(43)	(2)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(26)	5	(62)
Increase in inventories	(40)	(591)	(12)
Increase (decrease) in accounts payable and accrued expenses	(92)	(1)	130
Increase (decrease) in customer prepayments	(38)	(4)	249
Other	94	153	27
Net cash provided by operating activities	1,018	937	2,019

Cash flows from investing activities
Expenditures for property, plant and equipment	(2,529)	(3,603)	(1,365)
Purchases of available-for-sale securities	(283)	(1,466)	(3,080)
Investments in non-marketable equity instruments	(84)	--	--
Acquisition of noncontrolling interest in TECH	--	(73)	--
Proceeds from maturities of available-for-sale securities	547	2,156	2,189
Proceeds from sales of property, plant and equipment	187	94	55
Proceeds from sales of available-for-sale securities	24	540	33
Consolidation of TECH	--	--	319
Cash acquired in acquisition of Lexar	--	--	97
Other	46	(39)	(4)
Net cash used for investing activities	(2,092)	(2,391)	(1,756)

Cash flows from financing activities
Proceeds from debt	837	1,300	--
Cash received from noncontrolling interests	400	1,249	984
Proceeds from equipment sale-leaseback transactions	111	454	--
Proceeds from issuance of common stock	4	69	113
Repayments of debt	(698)	(193)	(415)
Payments on equipment purchase contracts	(387)	(487)	(209)
Distributions to noncontrolling interests	(132)	--	--
Cash received (paid) for capped call transactions	--	(151)	171
Other	(10)	(26)	--
Net cash provided by financing activities	125	2,215	644

Net increase (decrease) in cash and equivalents	(949)	761	907
Cash and equivalents at beginning of year	2,192	1,431	524
Cash and equivalents at end of year	$1,243	$2,192	$1,431

Supplemental disclosures
Income taxes paid, net	$(36)	$(41)	$(52)
Interest paid, net of amounts capitalized	(84)	(22)	(28)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	501	1,010	326
Stock and stock options issued in acquisition of Lexar	--	--	883
Conversion of notes to stock, net of unamortized issuance cost	--	--	623

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2008, 2007 and 2006 each contained 52 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.

Use of estimates:  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

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

Revenue recognition:  The Company recognizes product or license revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  Since the Company is unable to estimate returns and changes in market price and therefore the price is not fixed or determinable, sales made under agreements allowing pricing protection or rights of return (other than for product warranty) are deferred until customers have sold the product.

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

Stock-based compensation:  Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  For stock awards granted after the beginning of 2006, expenses are amortized under the straight-line attribution method.  The Company grants new shares upon the exercise of stock options or conversion of share units.  (See “Equity Plans.”)

Functional currency:  The U.S. dollar is the Company’s functional currency for substantially all of its operations.

Earnings per share:  Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are, therefore, excluded from diluted per share calculations.

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

Amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.  As of August 28, 2008 and August 30, 2007, the estimated fair value of the Company’s debt was $2,167 million and $2,411 million, respectively, compared to their carrying value of $2,726 million and $2,410 million, respectively.  The estimated fair values presented herein were based on market interest rates and other market information available to management as of each balance sheet date presented.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.  The estimated fair values do not take into consideration expenses that could be incurred in an actual settlement.

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

Property, plant and equipment:  Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 2 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s accounts and any gain or loss is included in the Company’s results of operations.

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $13 million, $18 million and $10 million in 2008, 2007 and 2006, respectively, in connection with various capital projects.

Recently issued accounting standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 at the beginning of 2010.  On adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May of 2007 under the provisions of FSP No. APB 14-1.  Based on a preliminary analysis, the Company estimates that debt recognized on issuance of the $1.3 billion convertible senior notes would be approximately $400 million lower under FSP No. APB 14-1.  The difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  A significant portion of the interest expense would be deferred as capitalized interest costs in accordance with the Company’s regular accounting policies and will impact results of operations as the assets that include the capitalized interest are depreciated.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring on or after the beginning of 2010.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company is required to adopt SFAS No. 159 effective at the beginning of 2009.  The Company did not elect to measure any existing items at fair value on the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until the beginning of 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB also issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 for financial assets in a market that is not active.  The Company is required to adopt SFAS No. 157 for financial assets and liabilities effective at the beginning of 2009.  The Company does not expect that the adoption in 2009 of SFAS No. 157 for financial assets and financial liabilities will have a significant impact on its financial statements.  The Company is evaluating the impact that the adoption in 2010 of SFAS No. 157 for non-financial assets and non-financial liabilities will have on its financial statements.

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

Supplemental Balance Sheet Information

Investment Securities	2008	2007

Available-for-sale securities:
Commercial paper	$271	$687
U.S. government and agencies	289	642
Certificates of deposit	198	532
Other	28	39
	786	1,900
Less cash equivalents	(641)	(1,449)
Less noncurrent investments in equity	(26)	(27)
Short-term investments	$119	$424

In 2008, the Company realized losses of $5 million on sales of investment securities and recognized losses of $8 million for other-than-temporary impairments on investment securities.  As of August 28, 2008, the Company had gross unrealized losses of $7 million in accumulated other comprehensive income, substantially all of which was in commercial paper that had a fair value of $86 million and had been in an unrealized loss position for less than one year.  Gross unrealized losses and gains in accumulated other comprehensive income as of August 30, 2007 were not material.  Gross realized gains and losses on sales of securities in 2007 and 2006 were also not material.

Receivables	2008	2007

Trade receivables (net of allowance for doubtful accounts of $2 and $4,respectively)	$741	$735
Income and other taxes	43	47
Other	248	212
	$1,032	$994

As of August 28, 2008 and August 30, 2007, other receivables included $71 million and $108 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities.  Other receivables as of August 28, 2008 and August 30, 2007 also included $75 million and $83 million, respectively, due from settlement of litigation and $58 million as of August 28, 2008 due from settlements of pricing adjustments with certain suppliers.

Other noncurrent assets as of August 28, 2008 and August 30, 2007 included receivables of $39 million and $110 million, respectively, due from settlement of litigation.

Inventories	2008	2007

Finished goods	$444	$517
Work in process	671	772
Raw materials and supplies	176	243
	$1,291	$1,532

The Company’s results of operations for the fourth, second and first quarters of 2008 and fourth quarter of 2007 included charges of $205 million, $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	2008		2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$577	$(320)	$544	$(271)
Customer relationships	127	(35)	127	(19)
Other	29	(14)	29	(9)
	$733	$(369)	$700	$(299)

During 2008, the Company capitalized $43 million for product and process technology with a weighted-average useful life of 10 years.  During 2007, the Company capitalized $86 million for product and process technology with a weighted-average useful life of 9 years and $2 million of other intangible assets with a weighted-average useful life of 4 years.

Amortization expense for intangible assets was $80 million, $75 million and $52 million in 2008, 2007 and 2006, respectively.  Annual amortization expense for intangible assets is estimated to be $72 million for 2009, $62 million for 2010, $56 million for 2011, $47 million for 2012 and $44 million for 2013.

Property, Plant and Equipment	2008	2007

Land	$99	$107
Buildings (includes $142 and $131, respectively, for capital leases)	3,829	3,636
Equipment (includes $755 and $744, respectively, for capital leases)	13,591	12,379
Construction in progress	611	209
Software	283	267
	18,413	16,598
Accumulated depreciation (includes $327 and $258, respectively, for capital leases)	(9,602)	(8,319)
	$8,811	$8,279

Depreciation expense was $1,976 million, $1,664 million and $1,258 million for 2008, 2007 and 2006, respectively.

Goodwill

As of August 30, 2007, the Company had goodwill related to its Memory segment of $463 million.  During the second quarter of 2008, the Company wrote off all of the segment’s goodwill based on the results of the Company’s test for impairment.  As of August 28, 2008 and August 30, 2007, the Company had goodwill related to its Imaging segment of $58 million and $52 million, respectively.  The $6 million increase in goodwill for the Imaging segment during 2008 was due to additional contingent payments made in connection with the Company’s acquisition of the CMOS image sensor business of Avago Technologies Limited.  The Company’s assessment of goodwill for impairment in the second and fourth quarters of 2008 indicated that the fair value of the Imaging segment exceeded its carrying value and therefore goodwill in the segment was not impaired.

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

In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock prices, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s memory products.  Accordingly, in the second quarter of 2008, the Company performed an assessment of goodwill for impairment.  Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill.  Specifically, the Company allocated the estimated fair value of the Memory segment as determined in the first step to recognized and unrecognized net assets, including allocations to intangible assets such as intellectual property, customer relationships and brand and trade names.  The result of the analysis indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.

In the first step of the impairment analysis, the Company performed extensive valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units.  Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its reporting units based on revenue and earnings multiples of comparable publicly-traded peer companies.  In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Memory segment by allocating the fair value of the segment to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the segment had been acquired in a business combination and the price paid to acquire it was the fair value.

Accounts Payable and Accrued Expenses	2008	2007

Accounts payable	$597	$856
Salaries, wages and benefits	244	247
Customer advances	130	85
Income and other taxes	27	33
Other	113	164
	$1,111	$1,385

As of August 28, 2008 and August 30, 2007, customer advances included $129 million and $83 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of August 28, 2008 and August 30, 2007, other accounts payable and accrued expenses included $16 million and $17 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

As of August 28, 2008 and August 30, 2007, other noncurrent liabilities included $83 million and $167 million, respectively, pursuant to the supply agreement with Apple.

Debt	2008	2007

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Notes payable in periodic installments through July 2015, weighted-average interest rates of 4.5%	699	374
Capital lease obligations payable in monthly installments through February 2023, weighted-average imputed interest rate of 6.6%	657	666
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,726	2,410
Less current portion	(275)	(423)
	$2,451	$1,987

As of August 28, 2008, notes payable and capital lease obligations above included an aggregate of $108 million, denominated in Japanese yen, at a weighted-average interest rate of 1.6%, which was subject to customary covenants, including the ratio of debt to equity.  As of August 28, 2008, the Company was in compliance with these customary covenants.  Notes payable and capital lease obligations as of August 28, 2008 also included $49 million, denominated in Singapore dollars, at a weighted average interest rate of 6.0%.

During the second quarter of 2008, the Company’s joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”), borrowed $240 million against a credit facility at Singapore Interbank Offered Rate (“SIBOR”) plus 2.5%.  During the third quarter of 2008, TECH entered into a new credit facility enabling TECH to borrow up to $600 million at SIBOR plus 2.5%.  During 2008, TECH drew $600 million under the new credit facility and retired the previous credit facility by paying off the $240 million outstanding balance.  The new credit facility is collateralized by substantially all of the assets of TECH (approximately $1,741 million as of August 28, 2008) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  Payments under the new facility are due in approximately equal installments over 13 quarters commencing in May 2009.  Beginning March 2009, TECH will be required to maintain $30 million in restricted cash and this restricted cash requirement will increase to $60 million in September 2009.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.

In 2008, the Company received $111 million in proceeds from sales-leaseback transactions and in connection with these transactions, recorded capital lease obligations aggregating $110 million with a weighted-average imputed interest rate of 6.7% and payable in periodic installments through June 2012.

In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million and the net proceeds to the Company from the offering of the Senior Notes were $1,274 million.  The initial conversion rate for the Senior Notes is 70.2679 shares of common stock per $1,000 principal amount of Senior Notes, equivalent to an initial conversion price of approximately $14.23 per share of common stock.  Holders may convert the Senior Notes prior to the close of business on the business day immediately preceding the maturity date for the Senior Notes only under the following circumstances: (1) during any calendar quarter beginning after August 30, 2007 (and only during such calendar quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the then applicable conversion price per share of the Senior Notes; (2) if the Senior Notes have been called for redemption; (3) if specified distributions to holders of the Company's common stock are made, or specified corporate events occur, as specified in the indenture for the Senior Notes; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Notes for each day of that period was less than 98% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Senior Notes; or (5) at any time on or after March 1, 2014.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If a holder elects to convert its Senior Notes in connection with a make-whole change in control, as defined in the indenture, the Company will, in certain circumstances, pay a make-whole premium by increasing the conversion rate for the Senior Notes converted in connection with such make-whole change in control.  On or after June 6, 2011, the Company may redeem for cash all or part of the Senior Notes if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of redemption.  The redemption price is 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest.  Upon a change in control or a termination of trading, as defined in the indenture, the holders may require the Company to repurchase for cash all or a portion of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any.  The Company expects that the accounting for the Senior Notes will be significantly impacted by adoption of FSP No. APB 14-1, which is effective at the beginning of 2010 and will require the Company to retrospectively account for the Senior Notes from their issuance date.  (See “Significant Accounting Policies – Recently issued accounting standards.”)

In connection with the Company’s acquisition of Lexar Media, Inc. (“Lexar”) in the fourth quarter of 2006, the Company assumed Lexar’s $70 million 5.625% convertible notes due April 1, 2010 (the “Lexar Notes”).  The Lexar Notes are convertible into the Company’s common stock any time at the option of the holders of the Lexar Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Lexar Notes became redeemable for cash at the Company’s option on April 1, 2008, at a price equal to the principal amount plus accrued interest plus the net present value of the remaining scheduled interest payments through April 1, 2010.  The Company may only redeem the Lexar Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.

Certain notes payable are collateralized by property, plant and equipment with a carrying value of $28 million as of August 28, 2008.

As of August 28, 2008, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations

2009	$99	$215
2010	318	148
2011	205	261
2012	150	46
2013	--	16
2014 and thereafter	1,300	81
Discount and interest, respectively	(3)	(110)
	$2,069	$657

Commitments

As of August 28, 2008, the Company had commitments of approximately $300 million for the acquisition of property, plant and equipment.  The Company leases certain facilities and equipment under operating leases.  Total rental expense was $39 million, $62 million and $30 million for 2008, 2007 and 2006, respectively.  Minimum future rental commitments under operating leases aggregated $94 million as of August 28, 2008 and are payable as follows:  $18 million in 2009; $15 million in 2010; $13 million in 2011, $11 million in 2012, $11 million in 2013 and $26 million in 2014 and thereafter.

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

Antitrust Matters:  At least sixty-eight purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek treble damages sustained by purported class members in addition to restitution, costs and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated proceedings.   On January 29, 2008, the Northern District of California court granted in part and denied in part the Company’s motion to dismiss plaintiffs’ second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit accepted plaintiffs’ interlocutory appeal.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Three states, Ohio, New Hampshire, and Texas, subsequently voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

Three purported class action DRAM lawsuits also have been filed in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the cases filed in the United States.  In May and June 2008 respectively, plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases.  Plaintiffs subsequently filed an appeal of each of those decisions.

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

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from November 1, 1996 through December 31, 2005.  Additionally, at least seventy-four cases have been filed in various U.S. District Courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from November 1, 1996 through December 31, 2006.  In September 2008, a class of direct purchasers was certified, and plaintiffs were granted leave to amend their complaint to cover Pseudo-Static RAM or “PSRAM” products as well.   The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.

Three purported class action SRAM lawsuits also have been filed in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

In addition, three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices on Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in March 2009.   The complaint seeks treble damages, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.

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

Capped Call Transactions

In connection with the offering of the Senior Notes in May 2007, the Company entered into three capped call transactions (the “Capped Calls”).  The Capped Calls each have an initial strike price of approximately $14.23 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes.  The Capped Calls are in three equal tranches, have cap prices of $17.25, $20.13 and $23.00 per share, and cover, subject to anti-dilution adjustments similar to those contained in the Senior Notes, an approximate combined total of 91.3 million shares of common stock.  The Capped Calls may reduce the potential dilution upon conversion of the Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $14.23 to a maximum of $538 million.  The Company paid $151 million to purchase the Capped Calls.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Shareholders’ Equity

Stock Rights:  As of August 28, 2008, Intel held stock rights exchangeable into approximately 16.9 million shares of the Company’s common stock.  The shares are issuable pursuant to the stock rights are included in weighted-average common shares outstanding in the computations of earnings per share.

Stock Warrants:  In 2001, the Company received $480 million from the issuance of warrants to purchase 29.1 million shares of the Company’s common stock.  The warrants entitled the holders to exercise their warrants and purchase shares of common stock for $56.00 per share at any time through May 15, 2008.  The warrants expired unexercised on May 15, 2008.

Accumulated Other Comprehensive Income (Loss):  Accumulated other comprehensive income (loss), net of tax, consisted of the following as of the end of the periods shown below:

	2008	2007

Unrealized loss on investments, net	$(3)	$(2)
Unrecognized pension liability	(5)	(5)
Accumulated other comprehensive income (loss)	$(8)	$(7)

Equity Plans

As of August 28, 2008, the Company had an aggregate of 200.6 million shares of its common stock reserved for issuance for stock options and restricted stock awards, of which 122.1 million shares were subject to outstanding awards and 78.5 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock Options:  Stock options granted by the Company are generally exercisable in increments of 25% during each year of employment beginning one year from the date of grant.  Stock options issued after September 22, 2004 generally expire six years from the date of grant.  All other options expire ten years from the grant date.

Option activity for 2008 is summarized as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 30, 2007	119.5	$20.00
Granted	7.4	6.20
Exercised	(0.2)	4.34
Cancelled or expired	(13.8)	19.01
Outstanding at August 28, 2008	112.9	19.24	3.25	$--

Exercisable at August 28, 2008	95.8	$20.86	3.01	$--
Expected to vest after August 28, 2008	16.2	10.28	4.56	--

The following table summarizes information about options outstanding as of August 28, 2008:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share

$ 0.51 - $ 14.02	61.1	3.73	$11.78	45.4	$12.49
14.06 - 22.83	25.2	3.59	19.08	23.8	19.32
23.25 - 34.06	17.0	1.89	29.95	17.0	29.95
34.09 - 40.06	6.0	1.40	36.90	6.0	36.90
40.57 - 96.56	3.6	2.11	66.99	3.6	66.99
	112.9	3.25	19.24	95.8	20.86

The weighted-average grant-date fair value per share was $2.52, $4.87 and $5.92 for options granted during 2008, 2007 and 2006, respectively.  The total intrinsic value was $1 million, $32 million and $46 million for options exercised during 2008, 2007 and 2006.

Changes in the Company’s nonvested options for 2008 are summarized as follows:

	Number of shares	Weighted- average grant date fair value per share

Nonvested at August 30, 2007	16.6	$5.50
Granted	7.4	2.52
Vested	(5.0)	5.65
Cancelled	(1.9)	5.12
Nonvested at August 28, 2008	17.1	4.21

As of August 28, 2008, $51 million of total unrecognized compensation cost related to nonvested awards was expected to be recognized through the fourth quarter of 2012, resulting in a weighted-average period of 1.2 years.  The Company’s nonvested options as of August 28, 2008 have a weighted-average exercise price of $10.22, a weighted-average remaining contractual life of 4.6 years and no aggregate intrinsic value.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized by the Company are based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected life of options granted was based on the simplified method provided by the Securities and Exchange Commission as historical data did not provide a reasonable basis to estimate future terms due to significant changes in the terms of prior grants.  The risk-free rates utilized by the Company are based on the U.S. Treasury yield in effect at the time of the grant.  No dividends have been assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	2008	2007	2006

Average expected life in years	4.25	4.25	4.25
Expected volatility	37%-54%	33%-42%	42%-48%
Weighted-average volatility	47%	39%	47%
Weighted-average risk-free interest rate	2.9%	4.7%	4.4%

Restricted Stock and Restricted Stock Units (“Restricted Stock Awards”):  As of August 28, 2008, there were 9.2 million shares of restricted stock awards outstanding, of which 2.9 million were performance-based restricted stock awards.  For service-based restricted stock awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based restricted stock awards, vesting is contingent upon meeting certain Company-wide performance goals.  Restricted stock awards activity for 2008 is summarized as follows:

	Number of shares	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 30, 2007	5.3
Granted	5.6
Restrictions lapsed	(1.3)
Cancelled	(0.4)
Outstanding at August 28, 2008	9.2	2.2	$40

Expected to vest after August 28, 2008	7.5	2.4	$32

The weighted-average grant-date fair value for restricted stock awards granted during 2008, 2007 and 2006 was $8.41, $14.91 and $13.04 per share, respectively.  The aggregate value at the lapse date of awards for which restrictions lapsed during 2008, 2007 and 2006 was $12 million, $11 million and $2 million, respectively.  As of August 28, 2008, there was $56 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Purchase Plan:  The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase shares of the Company’s common stock through payroll deductions.  Shares could be purchased at 95% of the ending closing stock price of each offering quarterly period and could be resold when purchased.  Purchases were limited to 20% of an employee’s eligible compensation.  During 2008, the ESPP was suspended by the Company.  As of August 28, 2008, 1.8 million shares were reserved for future issuance under this plan.

Non-Employee Director Stock Incentive Plan:  Shares are issued under the Director Stock Incentive Plan (“DSIP”) as compensation to non-employee directors of the Company.  As of August 28, 2008, 69,808 shares of the Company’s common stock had been issued under the DSIP and 430,192 shares were reserved for future issuance under the plan.

Stock-Based Compensation Expense:  Total compensation costs for the Company’s equity plans were as follows:

	2008	2007	2006

Stock-based compensation expense by caption:
Cost of goods sold	$15	$11	$8
Selling, general and administrative	19	21	11
Research and development	14	12	7
	$48	$44	$26

Stock-based compensation expense by type of award:
Stock options	$26	$26	$17
Restricted stock awards	22	18	9
	$48	$44	$26

As of August 28, 2008 and August 30, 2007, $3 million of stock-based compensation expense was capitalized and remained in inventory, and $1 million was capitalized and remained in inventory as of August 31, 2006.  As of August 28, 2008, $107 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the fourth quarter of 2012, resulting in a weighted-average period of 1.2 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Employee Benefit Plans

The Company has employee retirement plans at its U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees:  The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in the Company’s common stock.  Under the RAM plan, the Company matches in cash eligible contributions from employees up to 4% of the employee’s annual eligible earnings or $2,000, whichever is greater.  Contribution expense for the Company’s RAM Plan was $32 million, $31 million and $26 million in 2008, 2007 and 2006, respectively.

Retirement Plans:  The Company has pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  Upon adoption of FAS 158 as of August 30, 2007, the Company increased its liability by $8 million related to the unfunded pension liabilities of the plans.

Restructure

In an effort to increase its competitiveness and efficiency, in the fourth quarter of 2007, the Company began pursuing a number of initiatives to reduce costs across its operations.  These initiatives included workforce reductions in certain areas of the Company as its business was realigned.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and evaluating functions more efficiently performed through partnerships or other outside relationships.  In 2008, the Company recorded charges of $33 million, primarily within its Memory segment, for employee severance and related costs, relocation and retention bonuses and a write-down of certain facilities to their fair values.  Since the restructure initiatives were initiated in the fourth quarter of 2007, the Company has incurred $52 million of restructure costs.  As of August 28, 2008 and August 30, 2007, $6 million and $5 million, respectively, of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

On October 9, 2008 the Company announced a plan to restructure its memory operations.  The Company’s IM Flash joint venture with Intel Corporation will discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.  The NAND Flash production shutdown will reduce IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication plant.  As part of the restructuring, the Company plans to reduce its global workforce by approximately 15 percent during 2009 and 2010.  Cash costs for restructuring and other related expenses incurred in connection with this restructuring are anticipated to be approximately $60 million.

Other Operating (Income) Expense, Net

Other operating (income) for 2008 included gains of $66 million for disposals of semiconductor equipment and $38 million for receipts from the U.S. government in connection with anti-dumping tariffs.  Other operating expenses for 2008 included losses of $25 million from changes in currency exchange rates.  Other operating (income) for 2007 included gains of $43 million from disposals of semiconductor equipment, $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  Other operating expense for 2007 included losses of $14 million from changes in currency exchange rates.  Other operating (income) for 2006 included $230 million of net proceeds for the sale of the Company’s existing NAND Flash memory designs and certain related technology to Intel, net of amounts paid by the Company for a perpetual, paid-up license to use and modify such designs.  Other operating (income) for 2006 also included $23 million in additional amounts expected to be reimbursed resulting from the extension of an economic development agreement, which allows the Company to recover amounts relating to certain investments in IM Flash.  (See “Joint Ventures – NAND Flash Joint Ventures with Intel.”)

Income Taxes

Income (loss) before taxes and noncontrolling interests in net income and the income tax (provision) benefit consisted of the following:

	2008	2007	2006

Income (loss) before taxes and noncontrolling interests in net income:
U.S.	$(1,713)	$(571)	$351
Foreign	102	403	82
	$(1,611)	$(168)	$433

Income tax (provision) benefit:
Current:
U.S. federal	$(7)	$(5)	$(12)
State	--	--	(1)
Foreign	(17)	(39)	(29)
	(24)	(44)	(42)
Deferred:
U.S. federal	--	--	--
State	--	--	--
Foreign	6	14	24
	6	14	24
Income tax (provision)	$(18)	$(30)	$(18)

The Company’s income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to the Company’s income tax (provision) follows:

	2008	2007	2006

U.S. federal income tax (provision) benefit at statutory rate	$564	$59	$(152)
State taxes, net of federal benefit	38	3	5
Tax credits	8	25	7
Change in valuation allowance	(446)	(219)	103
Goodwill impairment	(155)	--	--
Foreign operations	(21)	93	3
Export sales benefit	--	8	13
Other	(6)	1	3
Income tax (provision)	$(18)	$(30)	$(18)

State taxes reflect investment tax credits of $12 million, $10 million and $23 million for 2008, 2007 and 2006, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2008	2007

Deferred tax assets:
Net operating loss and credit carryforwards	$1,358	$1,136
Inventories	235	35
Basis differences in investments in joint ventures	200	236
Deferred income	155	160
Accrued salaries, wages and benefits	76	64
Other	48	61
Gross deferred tax assets	2,072	1,692
Less valuation allowance	(1,569)	(1,142)
Deferred tax assets, net of valuation allowance	503	550

Deferred tax liabilities:
Excess tax over book depreciation	(141)	(225)
Unremitted earnings on certain subsidiaries	(114)	(68)
Intangible assets	(51)	(59)
Product and process technology	(48)	(44)
Receivables	(43)	(76)
Other	(16)	(13)
Deferred tax liabilities	(413)	(485)

Net deferred tax assets	$90	$65

Reported as:
Current deferred tax assets (included in other current assets)	$25	$25
Noncurrent deferred tax assets (included in other assets)	74	65
Noncurrent deferred tax liabilities (included in other liabilities)	(9)	(25)
Net deferred tax assets	$90	$65

The Company has a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of August 28, 2008, the Company had aggregate U.S. tax net operating loss carryforwards of $2.7 billion and unused U.S. tax credit carryforwards of $205 million.  The Company also has unused state tax net operating loss carryforwards of $1.8 billion and unused state tax credits of $189 million as of August 28, 2008.  Substantially all of the net operating loss carryforwards expire in 2022 to 2028 and substantially all of the tax credit carryforwards expire in 2013 to 2028.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.

The changes in valuation allowance of $427 million and $227 million in 2008 and 2007, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.  The change in the valuation allowance in 2007 included $6 million for stock plan deductions, which will be credited to additional capital if realized.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  During 2008 a decision was made to not be indefinitely reinvested in certain foreign jurisdictions.  For the year ended August 28, 2008, $322 million of earnings that in prior years had been considered indefinitely reinvested in foreign operations were determined to no longer be indefinitely reinvested.  This decision resulted in no impact to the consolidated statement of operations as the Company has a full valuation allowance against its net U.S. deferred tax assets.  Remaining undistributed earnings of $608 million as of August 28, 2008 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Effective at the beginning of 2008, the Company adopted the provisions of FIN 48.  In connection with the adoption of FIN 48, the Company increased its liability and decreased retained earnings by $1 million for net unrecognized tax benefits at August 31, 2007.  Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

2008

Beginning unrecognized tax benefits	$16
Foreign exchange fluctuations	1
Settlements with taxing authorities	(1)
Expiration of foreign statutes of limitations	(15)
Ending unrecognized tax benefits	$1

The balance at August 28, 2008 represents unrecognized income tax benefits, which if recognized, would affect the Company’s effective tax rate.  As of August 28, 2008 and August 31, 2007, accrued interest and penalties related to uncertain tax positions were de minimis.

The Company and its subsidiaries file income tax returns with the United States federal government, various U.S. states and various foreign jurisdictions throughout the world.  The Company’s U.S. federal and state tax returns remain open to examination for 2005 through 2008 and 2004 through 2008, respectively.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 2001 to 2008.  The Company is currently undergoing audits in the U.K. for years 2004 through 2007.

Earnings Per Share

	2008	2007	2006

Net income (loss) available to common shareholders – Basic	$(1,619)	$(320)	$408
Net effect of assumed conversion of debt	--	--	6
Net income (loss) available to common shareholders – Diluted	$(1,619)	$(320)	$414

Weighted-average common shares outstanding – Basic	772.5	769.1	691.7
Net effect of dilutive stock options and assumed conversionof debt	--	--	33.4
Weighted-average common shares outstanding – Diluted	772.5	769.1	725.1

Earnings (loss) per share:
Basic	$(2.10)	$(0.42)	$0.59
Diluted	(2.10)	(0.42)	0.57

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2008	2007	2006

Employee stock plans	122.1	124.8	68.7
Convertible notes	97.6	97.6	6.2
Common stock warrants	--	29.1	29.1

Acquisitions

Lexar Media, Inc. (“Lexar”):  On June 21, 2006, the Company acquired Lexar, a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger to broaden the Company’s NAND Flash memory product offering, enhance its retail presence and strengthen its portfolio of intellectual property.  Pursuant to the terms of the merger agreement, the Company issued 50.7 million shares of common stock, issued 6.6 million stock options and incurred other acquisition costs resulting in an aggregate purchase price of $886 million.  In the final allocation of the $886 million purchase price, the Company recorded total assets of $1,344 million (including cash and short-term investments of $101 million, receivables of $317 million, intangible assets of $183 million, deferred tax assets of $180 million and goodwill of $458 million) and total liabilities of $458 million (including accounts payable and accrued expenses of $169 million, deferred tax liabilities of $176 million and debt of $113 million).

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Lexar had taken place at the beginning of 2006.  The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

2006
(unaudited)

Net sales	$5,746
Net income	266

Earnings per share – diluted	$0.35

Effective September 15, 2006, the Company and Toshiba Corporation entered into agreements settling all outstanding NAND Flash memory-related litigation between the companies.  Toshiba purchased certain of the Company’s semiconductor technology patents and licensed certain patents previously owned by Lexar in exchange for payments totaling $288 million over three years, a substantial portion of which was included in the allocation of the purchase price for Lexar as a receivable at an imputed interest rate of 5.9%.  As of August 28, 2008 and August 30, 2007, $116 and $193 million of the settlement proceeds remained in current and noncurrent receivables.

Avago Technologies Limited Image Sensor Business (“Avago”):  On December 11, 2006, the Company acquired the CMOS image sensor business of Avago for an initial cash payment of $53 million and additional contingent consideration at the date of acquisition of up to $17 million if certain milestones were met through calendar 2008.  Through August 28, 2008, the Company has paid a total of $10 million of additional contingent consideration, which has been recorded as an increase in goodwill subsequent to the acquisition date.  The Company recorded total assets of $64 million (including intangible assets of $17 million and goodwill of $46 million) and total liabilities of $1 million.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, was the Senior Vice President, Finance and Chief Financial Officer of Avago at the time of the transaction.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Joint Ventures

NAND Flash Joint Ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP.  As of August 28, 2008, the Company owned 51% and Intel owned 49% of IM Flash.  The Company has determined that both of the IM Flash joint ventures are variable interest entities as defined in FIN 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (“FIN 46(R)”) and that the Company is the primary beneficiary of both.  Accordingly, IM Flash financial results are included in the consolidated financial statements of the Company and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interest.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $1,037 million, $497 million and $114 million for 2008, 2007 and 2006, respectively.  As of August 28, 2008 and August 30, 2007, IM Flash had receivables from Intel for sales of NAND Flash products of $144 million and $121 million, respectively.  Under the terms of a lease agreement, IM Flash has the use of approximately 50% of the Company’s manufacturing facility in Manassas, Virginia through January 2016.  IM Flash purchases and installs manufacturing equipment into the leased facility, which is operated and maintained by the Company.  The cost of operating and maintaining the equipment is charged to IM Flash.  The Company and Intel entered into various service contracts with IM Flash under which they provide operational and administrative support services, and generally charge IM Flash for the costs of providing such services.  As of August 28, 2008 and August 30, 2007, IM Flash had payables to Intel of $4 million and $1 million, respectively.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $148 million, $240 million and $86 million in 2008, 2007 and 2006, respectively.

Under the terms of a wafer supply agreement, the Company manufactured wafers for IM Flash in its Boise, Idaho facility.  On October 9, 2008, the Company announced that it had agreed with Intel to discontinue production of 200mm wafer NAND flash memory at Micron’s Boise facility.  In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility in Singapore, which has not been equipped.  Additionally, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore facility.

Intel contributed to IM Flash $261 million and $1,238 million (net of $132 million of distributions to Intel in 2008) in 2008 and 2007, respectively.  Company’s ability to access IM Flash’s cash and marketable investment securities ($393 million as of August 28, 2008) to finance the Company’s other operations is subject to agreement by the joint venture partners.  IM Flash’s cash and marketable investment securities ($393 million as of August 28, 2008) are not anticipated to be made available to finance the Company’s other operations.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company (“HP”).  As of August 28, 2008, the Company owned an approximate 73% interest in TECH.  The shareholders’ agreement for the TECH joint venture expires in 2011.  The Company began consolidating TECH’s financial results as of the beginning of the third quarter of 2006.

In March, 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million, (including a note payable that was fully paid in 2008) increasing the Company’s ownership interest in TECH from 43% to 73%.

TECH uses the Company’s product and process technology to manufacture its memory semiconductor products.  The Company generally purchases all the semiconductor memory products manufactured by TECH, subject to specific terms and conditions, at prices determined quarterly, based on a discount from average selling prices realized by the Company for the preceding quarter.  The Company performs assembly and test services on product manufactured by TECH.  The Company also provides certain technology, engineering and training to support TECH.  Through the second quarter of 2006, prior to the consolidation of TECH, all of these transactions with TECH were recognized as part of the net cost of products purchased from TECH.  The net cost of products purchased from TECH amounted to $287 million for the first six months of 2006.

The Company’s ability to access TECH’s cash and marketable investment securities ($115 million as of August 28, 2008) to finance the Company’s other operations is subject to agreement by the joint venture partners.  In March, 2008, TECH entered into a $600 million credit facility, which is guaranteed, in part, by the Company.  (See “Debt” note.)

DRAM Joint Ventures with Nanya Technology Corporation (“Nanya”):  On June 8, 2008, the Company and Nanya formed a joint venture corporation ("MeiYa") to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  The Company and Nanya each contributed approximately $84 million in cash to MeiYa in 2008 and each owns 50% of MeiYa.  The Company has determined that MeiYa is a variable interest entity as defined in FIN 46(R) and that the Company is not the primary beneficiary of MeiYa.  The Company's maximum loss in MeiYa is equal to it’s investment as of August 28, 2008 of $84 million.  The Company accounts for its interest in MeiYa under the equity method because of the Company’s ability to exercise significant influence over the operating and financial policies of MeiYa.

In the third quarter of 2008, the Company transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company and Nanya also agreed to jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs until such time that the development costs exceed a specified amount, following which such costs would be shared.  The Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  Under this arrangement, the Company is to receive an aggregate of $232 million from Nanya and MeiYa through 2010 for licensing and technology transfer fees, of which the Company realized $40 million of revenue in 2008.  As of August 28, 2008, receivables from Nanya were $40 million related to licensing of intellectual property.  The Company will also receive royalties from Nanya for stack DRAM products manufactured by or for Nanya.

On October 12, 2008, the Company announced that it had entered into an agreement to acquire Qimonda AG’s 35.6% ownership stake in Inotera Memories, Inc. (“Inotera”), a Taiwanese DRAM memory manufacturer, for $400 million in cash.  The Company received commitments for $285 million of term loans to fund this acquisition in part.  Inotera is expected to implement the Company’s stack DRAM process technology and it is anticipated that the Company will receive royalties on the sale of Inotera’s production that is delivered to Nanya, a 35.6% stakeholder in Inotera.  The Company will eventually gain access to approximately 60,000 300mm DRAM wafers per month, 50% of Inotera’s output.    In connection with this acquisition, the Company expects to enter into a series of agreements with Nanya to restructure MeiYa.  It is anticipated that both parties will cease future resource commitments to MeiYa and redirect those resources to Inotera.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  As of August 28, 2008, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  The financial results of MP Mask are included in the accompanying consolidated financial statements of the Company.  In connection with the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.

In 2008 the Company completed the construction of a facility to produce photomasks and leased such facility to Photronics under a build to suit lease agreement.  Under the terms of the lease agreement, the Company will receive future minimum lease payments in approximately equal quarterly installments through January 2013.  As of August 28, 2008, other receivables included $12 million and other noncurrent assets included $46 million of these minimum lease payments.

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

	2008	2007	2006

Net sales:
Memory	$5,188	$5,001	$4,523
Imaging	653	687	749
Total consolidated net sales	$5,841	$5,688	$5,272

Operating income (loss):
Memory	$(1,564)	$(288)	$197
Imaging	(31)	8	153
Total consolidated operating income (loss)	$(1,595)	$(280)	$350

Certain Concentrations

Approximately 50% of the Company’s net sales for 2008 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Intel were 19% of the Company’s net sales in 2008 and were included in the Memory segment.  Sales of DRAM, NAND Flash and CMOS image sensor products constituted 54%, 35% and 11%, respectively, of the Company’s net sales for 2008.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

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

Geographic Information

Geographic net sales based on customer location were as follows:

	2008	2007	2006

Asia Pacific (excluding China and Japan)	$1,696	$1,496	$1,068
United States	1,486	1,719	1,721
China	1,372	1,064	1,049
Europe	559	666	719
Japan	441	477	494
Other	287	266	221
	$5,841	$5,688	$5,272

Net property, plant and equipment by geographic area was as follows:

	2008	2007	2006

United States	$6,004	$6,545	$4,422
Singapore	2,345	1,212	867
Italy	259	268	318
Japan	171	226	269
Other	32	28	12
	$8,811	$8,279	$5,888

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,535	$1,359	$1,498	$1,449
Gross margin	5	(43)	48	(65)
Operating loss	(260)	(772)	(225)	(338)
Net loss	(262)	(777)	(236)	(344)

Diluted loss per share	$(0.34)	$(1.01)	$(0.30)	$(0.45)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,530	$1,427	$1,294	$1,437
Gross margin	442	357	106	173
Operating income (loss)	110	(34)	(195)	(161)
Net income (loss)	115	(52)	(225)	(158)

Diluted earnings (loss) per share	$0.15	$(0.07)	$(0.29)	$(0.21)

The results of operations for the second quarter of 2008 included a charge of $463 million to write off all the goodwill associated with the Company’s Memory segment.

The Company’s results of operations for the fourth, second and first quarters of 2008 and fourth quarter of 2007 included charges of $205 million, $15 million, $62 million and $20 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

In the fourth quarter of 2008, costs of goods sold benefited by $70 million due to settlements of pricing adjustments with certain suppliers.

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 28, 2008 and August 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 27, 2008

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

During the fourth quarter of fiscal 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 28, 2008.  The effectiveness of the Company’s internal control over financial reporting as of August 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 28, 2008 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statement: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

ExhibitNumber	Description of Exhibits

1.1	Underwriting Agreement dated as of May 17, 2007, by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
2.1	Agreement and Plan of Merger by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 (2)
2.2	First Amendment to Agreement and Plan of Merger dated as of May 30, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (3)
2.3	Second Amendment to Agreement and Plan of Merger dated as of June 4, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (4)
3.1	Restated Certificate of Incorporation of the Registrant (5)
3.2	Bylaws of the Registrant, as amended (6)
4.2	Securities Purchase Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (7)
4.3	Stock Rights Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (7)
4.4	Indenture dated March 30, 2005, by and between Lexar Media, Inc. and U.S. Bank National Association (8)
4.5	First Supplemental Indenture to the Lexar Indenture dated as of June 21, 2006, between Lexar and U.S. Bank National Association (9)
4.6	Indenture dated as of May 23, 2007 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (1)
10.1	Executive Officer Performance Incentive Plan (10)
10.2	1989 Employee Stock Purchase Plan (11)
10.3	1994 Stock Option Plan (12)
10.4	1994 Stock Option Plan Form of Agreement and Terms and Conditions (11)
10.5	1997 Nonstatutory Stock Option Plan (13)
10.6	1998 Non-Employee Director Stock Incentive Plan (14)

10.7	1998 Nonstatutory Stock Option Plan (13)
10.8	2001 Stock Option Plan (15)
10.9	2001 Stock Option Plan Form of Agreement (16)
10.10	2002 Employment Inducement Stock Option Plan (15)
10.11	2004 Equity Incentive Plan (25)
10.12	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (11)
10.13	Nonstatutory Stock Option Plan (17)
10.14	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (11)
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan (18)
10.16	Micron Quantum Devices, Inc. 1996 Stock Option Plan (12)
10.17	Micron Quantum Devices, Inc. 1996 Stock Option Plan Sample Stock Option Assumption Letter (12)
10.18	Rendition, Inc. 1994 Equity Incentive Plan (19)
10.19	Rendition, Inc. 1994 Equity Incentive Plan Sample Stock Option Assumption Letter (19)
10.20*	Settlement and Release Agreement dated September 15, 2006, by and among Toshiba Corporation, Micron Technology, Inc. and Acclaim Innovations, LLC (20)
10.21*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (20)
10.22*	Omnibus Agreement dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (9)
10.23*	Limited Liability Partnership Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Asia Pte. Ltd. (9)
10.24*	Supply Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and IM Flash Singapore, LLP (9)
10.25*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (9)
10.26*	Supply Agreement dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd. and IM Flash Singapore, LLP (9)
10.27	Form of Indemnification Agreement between the Registrant and its officers and directors (21)
10.28	Form of Severance Agreement between the Company and its officers (22)
10.29	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (23)
10.30	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (24)
10.34*	Business Agreement dated September 24, 2003, between the Registrant and Intel Corporation (7)
10.35	Securities Rights and Restrictions Agreement dated September 24, 2003, between the Registrant and Intel Capital (7)
10.36*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (25)
10.37*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation (25)
10.38*	Manufacturing Services Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (25)
10.39*	Boise Supply Agreement dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc. (25)
10.40*	MTV Lease Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (25)
10.41*	Product Designs Assignment Agreement dated January 6, 2006, between Intel Corporation and Micron Technology, Inc. (25)
10.42*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (25)
10.43*	Supply Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (25)
10.44*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (25)
10.45	Capped Call Confirmation (Reference No.CEODL6) by and between Micron Technology, Inc. and Morgan Stanley & Co. International plc (1)
10.46	Capped Call Confirmation (Reference No. 53228800) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.47	Capped Call confirmation (Reference No. 53228855) by and between Micron Technology, Inc. and Credit Suisse International (1)

10.48	2007 Equity Incentive Plan (27)
10.49	2007 Equity Incentive Plan Forms of Agreements (27)
10.50	Severance Agreement dated April 9, 2008, between Micron Technology, Inc. and Ronald C. Foster (28)
10.51*	Master Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (26)
10.52*	Joint Venture Agreement, dated as of April 21, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (26)
10.53*	Supply Agreement, dated as of June 6, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and MeiYa Technology Corporation (26)
10.54*	Joint Development Program Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (26)
10.55*	Technology Transfer and License Agreement for 68-50nm Process Nodes, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (26)
10.56*	Technology Transfer and License Agreement, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (26)
10.57*	Technology Transfer Agreement for 68-50nm Process Nodes, dated as of May 13, 2008, by and between Micron Technology, Inc. and MeiYa Corporation (26)
10.58*	Technology Transfer Agreement, dated as of May 13, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and MeiYa Technology Corporation (26)
10.59	Services Agreement, dated as of June 6, 2008, by and between Nanya Technology Corporation and MeiYa Technology Corporation (26)
10.60	Micron Guaranty Agreement, dated April 21, 2008, by and between Nanya Technology Corporation and Micron Semiconductor B.V. (26)
10.61
TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. and ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (26)

10.62	Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (26)
10.63	Form of Severance Agreement (29)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
________________________

(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006
(3)	Incorporated by reference to Current Report on Form 8-K dated May 30, 2006
(4)	Incorporated by reference to Current Report on Form 8-K dated June 4, 2006
(5)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(6)	Incorporated by reference to Current Report on Form 8-K dated December 5, 2006
(7)	Incorporated by reference to Current Report on Form 8-K dated September 24, 2003
(8)	Incorporated by reference to Lexar Media, Inc.’s Current Report on Form 8-K dated March 30, 2005
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 2, 2004
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(12)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 28, 2002
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999
(15)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-102545)
(16)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(17)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-103341)
(18)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-135459)
(19)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(21)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders

(22)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(23)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2008
(27)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)
(28)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2008
(29)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
________________________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 27th day of October 2008.

Micron Technology, Inc.

By: /s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Appleton	Chairman of the Board,	October 27, 2008
(Steven R. Appleton)	Chief Executive Officer
(Principal Executive
Officer)

/s/ Ronald C. Foster	Vice President of Finance,	October 27, 2008
(Ronald C. Foster)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Teruaki Aoki	Director	October 27, 2008
(Teruaki Aoki)

/s/ James W. Bagley	Director	October 27, 2008
(James W. Bagley)

/s/ Robert L. Bailey	Director	October 27, 2008
(Robert L. Bailey)

/s/ Mercedes Johnson	Director	October 27, 2008
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 27, 2008
(Lawrence N. Mondry)

/s/ Robert E. Switz	Director	October 27, 2008
(Robert E. Switz)

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Acquisitions and Consolidation of TECH	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year

Allowance for Doubtful Accounts
Year ended August 28, 2008	$4	$--	$(1)	$(1)	$2
Year ended August 30, 2007	4	--	1	(1)	4
Year ended August 31, 2006	2	--	2	--	4

Deferred Tax Asset Valuation Allowance
Year ended August 28, 2008	$1,142	$--	$446	$(19)	$1,569
Year ended August 30, 2007	915	(12)	219	20	1,142
Year ended August 31, 2006	1,029	(36)	(103)	25	915