Form 10-Q
period 2008-12-04
MICRON TECHNOLOGY INC
filed 2009-01-13
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 4, 2008

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

The number of outstanding shares of the registrant’s common stock as of January 8, 2009 was 763,793,881.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 4, 2008	November 29, 2007

Net sales	$1,402	$1,535
Cost of goods sold	1,851	1,530
Gross margin	(449)	5

Selling, general and administrative	102	112
Research and development	178	163
Restructure	(66)	13
Other operating (income) expense, net	9	(23)
Operating loss	(672)	(260)

Interest income	10	30
Interest expense	(30)	(21)
Other non-operating income (expense), net	(14)	(1)
Loss before taxes and noncontrolling interests	(706)	(252)

Income tax (provision)	(13)	(7)
Noncontrolling interests in net (income) loss	13	(3)
Net loss	$(706)	$(262)

Loss per share:
Basic	$(0.91)	$(0.34)
Diluted	(0.91)	(0.34)

Number of shares used in per share calculations:
Basic	773.3	771.9
Diluted	773.3	771.9

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value)
(Unaudited)

As of	December 4, 2008	August 28, 2008

Assets
Cash and equivalents	$1,025	$1,243
Short-term investments	3	119
Receivables	1,031	1,032
Inventories	883	1,291
Other current assets	95	94
Total current assets	3,037	3,779
Intangible assets, net	354	364
Property, plant and equipment, net	8,460	8,811
Equity method investments	432	84
Other assets	393	392
Total assets	$12,676	$13,430

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$943	$1,111
Deferred income	192	114
Equipment purchase contracts	157	98
Current portion of long-term debt	343	275
Total current liabilities	1,635	1,598
Long-term debt	2,523	2,451
Other liabilities	332	338
Total liabilities	4,490	4,387

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,702	2,865

Common stock, $0.10 par value, authorized 3,000 shares, issued and outstanding 763.8 and 761.1 shares, respectively	76	76
Additional capital	6,574	6,566
Accumulated deficit	(1,162)	(456)
Accumulated other comprehensive (loss)	(4)	(8)
Total shareholders’ equity	5,484	6,178
Total liabilities and shareholders’ equity	$12,676	$13,430

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Quarter ended	December 4, 2008	November 29, 2007

Cash flows from operating activities
Net loss	$(706)	$(262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	594	504
Provision to write down inventories to estimated market values	369	62
Noncash restructure charges (credits)	(83)	6
(Gain) loss from disposition of equipment, net	14	(10)
Change in operating assets and liabilities:
(Increase) decrease in receivables	138	(80)
Decrease in inventories	39	27
Decrease in accounts payable and accrued expenses	(67)	(6)
Increase in deferred income	78	2
Other	(17)	33
Net cash provided by operating activities	359	276

Cash flows from investing activities
Acquisition of equity method investment	(409)	--
Expenditures for property, plant and equipment	(270)	(765)
Purchases of available-for-sale securities	(2)	(123)
Proceeds from maturities of available-for-sale securities	123	365
Proceeds from sales of property, plant and equipment	6	64
Proceeds from sales of available-for-sale securities	--	19
Other	63	34
Net cash used for investing activities	(489)	(406)

Cash flows from financing activities
Proceeds from debt	285	--
Cash received from noncontrolling interests	--	150
Repayments of debt	(163)	(212)
Distributions to noncontrolling interests	(150)	--
Payments on equipment purchase contracts	(64)	(122)
Other	4	2
Net cash used for financing activities	(88)	(182)

Net decrease in cash and equivalents	(218)	(312)
Cash and equivalents at beginning of period	1,243	2,192
Cash and equivalents at end of period	$1,025	$1,880

Supplemental disclosures
Income taxes paid, net	$(8)	$(6)
Interest paid, net of amounts capitalized	(29)	(21)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	153	152

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Significant Accounting Policies

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

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009 contains 53 weeks and the Company’s first quarter of fiscal 2009, which ended on December 4, 2008, contained 14 weeks.  The Company’s fiscal 2008, which ended on August 28, 2008, contained 52 weeks and the Company’s first quarter of fiscal 2008 contained 13 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2008.

Risks and uncertainties:  The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, many financing instruments used by the Company in the past are currently not available on terms acceptable to the Company.  The Company has significantly reduced its capital expenditures for 2009.  In addition, the Company is pursuing further financing alternatives, further reducing capital expenditures and implementing further cost-cutting initiatives.

Recently issued accounting standards:  In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-1 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-1 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  The Company is required to adopt FSP No. FAS 140-1 and FIN 46(R)-8 effective in the second quarter of 2009.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 at the beginning of 2010.  On adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May of 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that debt recognized on issuance of the $1.3 billion convertible senior notes would be approximately $400 million lower under FSP No. APB 14-1.  The difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company adopted SFAS No. 159 effective at the beginning of 2009.  The Company did not elect to measure any existing items at fair value upon the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities at the beginning of 2010 and it is evaluating the impact that the adoption will have on its financial statements.

Supplemental Balance Sheet Information

Receivables	December 4, 2008	August 28, 2008

Trade receivables (net of allowance of $3 and $2, respectively)	$643	$741
Income and other taxes	31	43
Other	357	248
	$1,031	$1,032

As of December 4, 2008, other receivables included amounts due from Intel Corporation (“Intel”) of $208 million in connection with the termination of a supply agreement for NAND Flash memory produced at the Company’s Boise facility and $36 million related to NAND Flash product design and process development activities.  (See “Restructure” note.)  Other receivables as of December 4, 2008 also included $77 million due from settlement of litigation.  As of August 28, 2008, other receivables included $71 million due from Intel for amounts related to NAND Flash product design and process development activities, $75 million due from settlement of litigation and $58 million due from settlements of pricing adjustments with certain suppliers.

Other noncurrent assets as of August 28, 2008 included receivables of $39 million due from settlement of litigation.

Inventories	December 4, 2008	August 28, 2008

Finished goods	$328	$444
Work in process	395	671
Raw materials and supplies	160	176
	$883	$1,291

The Company’s results of operations for the first quarter of 2009 and fourth, second and first quarters of 2008 included charges of $369 million, $205 million, $15 million and $62 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets and Goodwill

Intangible Assets:
	December 4, 2008		August 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$580	$(327)	$577	$(320)
Customer relationships	127	(39)	127	(35)
Other	29	(16)	29	(14)
	$736	$(382)	$733	$(369)

During the first quarters of 2009 and 2008, the Company capitalized $12 million and $11 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $22 million and $20 million for the first quarters of 2009 and 2008, respectively.  Annual amortization expense for intangible assets is estimated to be $73 million for 2009, $63 million for 2010, $57 million for 2011, $48 million for 2012 and $45 million for 2013.

Goodwill:  As of December 4, 2008 and August 28, 2008, the Company had goodwill of $58 million related to its Imaging segment.

Property, Plant and Equipment	December 4, 2008	August 28, 2008

Land	$99	$99
Buildings	4,370	3,829
Equipment	12,934	13,591
Construction in progress	143	611
Software	282	283
	17,828	18,413
Accumulated depreciation	(9,368)	(9,602)
	$8,460	$8,811

Depreciation expense was $569 million and $484 million for the first quarters of 2009 and 2008, respectively.

Equity Method Investments

The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company is to receive an aggregate of $207 million from Nanya through 2010.  Further, the Company will receive royalties from Nanya for stack DRAM products manufactured by or for Nanya.

The Company has partnered with Nanya in investments in two Taiwan DRAM memory manufacturers:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of December 4, 2008, the Company owned 35.5% of Inotera and 50% of MeiYa and Nanya owned 35.6% of Inotera and 50% of MeiYa.  The Company’s investments in Inotera and MeiYa are accounted for under the equity method because of the Company’s ability to exercise significant influence over the operating and financial policies of these entities.  As of December 4, 2008 and August 28, 2008, the Company’s aggregate carrying value of these equity method investments in the accompanying consolidated balance sheet was $432 million and $84 million, respectively.

The Company has concluded that both Inotera and MeiYa are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” and that the Company is not the primary beneficiary of either Inotera or MeiYa.  The Company’s exposure to losses on its equity investments in these entities is limited to the carrying value of such investments.  The creditors of Inotera and MeiYa have recourse only to the assets of these two entities and do not have recourse to any other assets of the Company.

Inotera and MeiYa each have fiscal years that end on December 31.  As these fiscal years differ from that of the Company’s fiscal year, the Company recognizes its share of Inotera and MeiYa quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest (or approximately 1.2 billion shares) in Inotera, a publicly traded entity in Taiwan, from Qimonda AG (“Qimonda”) for approximately $400 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and $85 million received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  The aggregate discount was recorded as a reduction of the Company’s basis in the investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, as of December 4, 2008 the carrying value of the Company’s equity investment in Inotera was $378 million.  Because the Company did not acquire its interest in Inotera until October and November of 2008, the Company’s results of operations for the first quarter of 2009 do not include any share of Inotera’s results of operations for the quarterly period ended September 30, 2008.  The Company is in the process of determining any difference between the carrying value of its investment in Inotera and its proportionate interest in the underlying equity of Inotera and expects to complete such analysis in the second quarter of 2009.  The closing trading price of Inotera on December 4, 2008 was equivalent to approximately $0.20 per share.  (See “Debt” note.)

The Company has rights and obligations to purchase 50% of the 120,000 per month 300mm DRAM wafer production of Inotera.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a Supply Agreement with Inotera (the "Supply Agreement") pursuant to which Inotera will sell to the Company and Nanya trench and stack DRAM products manufactured by Inotera.  Inotera's current trench production capacity is expected to transition to the Company's stack process technology. Inotera will sell to the Company and Nanya all of the trench DRAM products manufactured by it other than trench DRAM products that are sold by Inotera to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the "Qimonda Supply Agreement").  Under the Qimonda Supply Agreement, Qimonda is obligated to purchase trench DRAM products started for it by Inotera for approximately eight months following the Company’s acquisition of the shares in Inotera in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  Initially, (a) with respect to trench DRAM products, the Company will purchase the products resulting from 50% of Inotera's aggregate trench DRAM production less the trench DRAM products contemplated to be purchased by Qimonda pursuant to the Qimonda Supply Agreement and (b) with respect to stack DRAM products, the Company will purchase the products resulting from 50% of the aggregate stack DRAM production.  The pricing formula that determines the amounts to be paid by the Company for DRAM products under the Supply Agreement includes manufacturing costs and margins associated with the products purchased.

MeiYa:  In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  As of December 4, 2008 and August 28, 2008, the carrying value of the Company’s equity investment in MeiYa was $54 million and $84 million, respectively.  In the first quarter of 2009, the Company recognized $2 million of losses for its share of MeiYa’s results of operations for the quarterly period ended September 30, 2008.  In addition, during the first quarter of 2009, the Company received $50 million from MeiYa which was accounted for as a technology transfer fee and a reduction of the Company’s investment in MeiYa.  In connection with the purchase of the ownership interest in Inotera, the Company entered into a series of agreements with Nanya which contemplated the restructuring of MeiYa and pursuant to which both parties will cease future funding of, and resource commitments to, MeiYa.

Accounts Payable and Accrued Expenses	December 4, 2008	August 28, 2008

Accounts payable	$513	$597
Salaries, wages and benefits	199	244
Customer advances	100	130
Income and other taxes	34	27
Other	97	113
	$943	$1,111

As of December 4, 2008 and August 28, 2008, customer advances included $99 million and $129 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of December 4, 2008 and August 28, 2008, other accounts payable and accrued expenses included $18 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a research and development cost-sharing arrangement.

As of December 4, 2008 and August 28, 2008, other noncurrent liabilities included $83 million pursuant to the supply agreement with Apple.

Debt	December 4, 2008	August 28, 2008

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Notes payable in periodic installments through July 2015, weighted-average effective interest rate of 8.3% and 4.5%, respectively, net of unamortized discount of $33 and $3, respectively	852	699
Capital lease obligations payable in monthly installments through February 2023, weighted-average imputed interest rate of 6.5 % and 6.6%, respectively	644	657
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,866	2,726
Less current portion	(343)	(275)
	$2,523	$2,451

In connection with the purchase of its 35.5% interest in Inotera, the Company entered into a two-year variable rate term loan with Nan Ya Plastics and a six-month variable rate term loan with Inotera.  On November 26, 2008, the Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera, which are payable at the end of each loan term.  Under the terms of the loan agreements, interest is payable quarterly at LIBOR plus 2%.  The interest rates reset quarterly and were 4.2% per annum as of December 4, 2008.  The Company recorded the debt net of aggregate discounts of $31 million, which will be recognized as interest expense over the respective lives of the loans, resulting in an effective interest rate of 12.1% for the Nan Ya Plastics loan and 11.6% for the Inotera loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $378 million as of December 4, 2008).  (See “Equity Method Investments” note.)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”), the Company’s joint venture subsidiary, has a credit facility that is collateralized by substantially all of the assets of TECH, which had an approximate carrying value of $1,744 million as of December 4, 2008.

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

The Company is involved in the following patent, antitrust and securities matters.

Patent Matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  In the U.S. District Court for the Northern District of California, trial is scheduled to begin on January 21, 2009 on a patent phase of the case alleging that certain Company memory products infringe Rambus patents.  The Company also is engaged in patent litigation with Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California.  Among other things, the above lawsuits pertain to certain of the Company’s SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM and image sensor products, which account for a significant portion of net sales.

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

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

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

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  In December 2008, the Company was informed that the DOJ closed its investigation of the SRAM industry.

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

Fair Value Measurements

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of December 4, 2008 were as follows:

	Level 1	Level 2	Total Balance

Money market(1)	$513	$--	$513
Commercial paper(1)	--	112	112
U.S. government and agencies(1)	184	--	184
Certificates of deposit(1)	--	133	133
Corporate notes and bonds(2)	3	--	3
Marketable equity investments(3)	6	--	6
	$706	$245	$951

(1)Included in cash and equivalents
(2)Included in short-term investments
(3)Included in other assets

Level 2 assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing market observable inputs.  During the first quarter of 2009, the Company recognized an other-than-temporary impairment of $7 million for marketable equity instruments.

Fair value measurements on a nonrecurring basis: As of December 4, 2008, non-marketable equity investments of $13 million were valued at fair value using Level 3 inputs.  In the first quarter of 2009, the Company identified events and circumstances that indicated the fair value of a non-marketable equity investment sustained an other-than-temporary loss in value.  The Company recognized an impairment charge of $2 million to write down the carrying value of this investment to its estimated fair value.  The fair value measurement was determined using market multiples derived from industry-comparable companies which were classified as Level 3 inputs, as they were unobservable and require management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments.

During the first quarter of 2009, the Company recorded the loans with Nan Ya Plastics and Inotera at fair value because the stated interest rates were substantially lower than the prevailing rates for loans with comparable terms and collateral and for borrowers with similar credit ratings.  The fair values of these loans were determined based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, as well as significant unobservable inputs (Level 3), including interest rates based on published rates for transactions involving borrowers with similar credit ratings as the Company.  (See “Debt” note.)

Equity Plans

As of December 4, 2008, the Company had an aggregate of 189.7 million shares of its common stock reserved for issuance under various equity plans, of which 121.5 million shares were subject to outstanding stock awards and 68.2 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 6.8 million and 0.2 million stock options during the first quarters of 2009 and 2008, respectively, with weighted-average grant-date fair values per share of $2.31 and $4.10, respectively.

The fair values of option awards are estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized by the Company are based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected life of options granted in 2009 was based, in part, on historical experience and on the terms and conditions of the options.  The expected life of options granted prior to 2009 was based on the simplified method provided by the Securities and Exchange Commission.  The risk-free rates utilized by the Company are based on the U.S. Treasury yield in effect at the time of the grant.  No dividends have been assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:
	Quarter ended
	December 4, 2008	November 29, 2007

Average expected life in years	4.75	4.25
Weighted-average expected volatility	60%	38%
Weighted-average risk-free interest rate	2.6%	4.0%

Restricted stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the first quarter of 2009, the Company granted 1.7 million shares of service-based Restricted Awards and 1.7 million shares of performance-based Restricted Awards.  During the first quarter of 2008, the Company granted 1.3 million shares of service-based Restricted Awards and 1.3 million shares of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $4.48 and $10.76 for Restricted Awards granted during the first quarters of 2009 and 2008, respectively.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended
	December 4, 2008	November 29, 2007

Stock-based compensation expense by caption:
Cost of goods sold	$4	$3
Selling, general and administrative	2	6
Research and development	3	4
	$9	$13

Stock-based compensation expense by type of award:
Stock options	$7	$6
Restricted stock	2	7
	$9	$13

As of December 4, 2008, $96 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the first quarter of 2013, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In the first quarter of 2009, in response to a challenging global environment for technology products, the Company announced a restructuring of its memory operations.  As part of the restructure, the Company’s IM Flash joint venture between the Company and Intel terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication facility.  The Company has also undertaken additional cost savings measures to increase its competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, and reduction of other discretionary costs such as outside services, travel and overtime.  As a result of these actions, the Company recorded a net $66 million credit to restructure in the first quarter of 2009, attributable to the Company’s Memory segment.  The amount includes a $144 million gain in connection with the termination of the NAND Flash supply agreement.  As of December 4, 2008, the Company expected to incur additional restructure costs of approximately $40 million through 2010.  The components of the restructure charges and credits were as follows:

Restructure charge (credit):
Gain from termination of NAND Flash supply agreement	$(144)
Write-down of equipment	56
Severance and other termination benefits	22
Total restructure credit	$(66)

As of December 4, 2008, $6 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

In the first quarter of 2008, the Company recorded a restructure charge of $13 million, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities.

Other Operating (Income) Expense, Net

Other operating (income) expense for the first quarter of 2009 included losses of $14 million on disposals of semiconductor equipment.  Other operating (income) expense for the first quarter of 2008 included $38 million in receipts from the U.S. government in connection with anti-dumping tariffs, losses of $27 million from changes in currency exchange rates, and gains of $10 million on disposals of semiconductor equipment.

Income Taxes

Income taxes for 2009 and 2008 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009 and 2008 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 219.1 million and 251.0 million for the first quarters of 2009 and 2008, respectively.

	Quarter ended
	December 4, 2008	November 29, 2007

Net loss available to common shareholders	$(706)	$(262)

Weighted-average common shares outstanding	773.3	771.9

Loss per share:
Basic	$(0.91)	$(0.34)
Diluted	(0.91)	(0.34)

Comprehensive Income (Loss)

Comprehensive loss for the first quarter of 2009 was ($702) million and included $4 million, net of tax, of unrealized gains on investments.  Comprehensive loss for the first quarter of 2008 was ($263) million and included de minimis amounts of unrealized gains and losses on investments.

Consolidated Joint Ventures

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC and IM Flash Singapore LLP) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  As of December 4, 2008, the Company owned 51% and Intel owned 49% of IM Flash.  The Company has determined that both of the IM Flash joint ventures are variable interest entities as defined in FIN 46(R), and that the Company is the primary beneficiary of both.  Accordingly, IM Flash’s financial results are included in the consolidated financial statements of the Company and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under this NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $32 million and $53 million in the first quarters of 2009 and 2008, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $318 million and $223 million for the first quarters of 2009 and 2008, respectively.  As of December 4, 2008 and August 28, 2008, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $161 million and $144 million, respectively.  In addition, as of December 4, 2008, the Company had receivables from Intel of $208 million in connection with the termination of a supply agreement for NAND Flash memory produced at the Company’s Boise facility and $36 million related to NAND Flash product design and process development activities.  As of December 4, 2008 and August 28, 2008, IM Flash had payables to Intel of $1 million and $4 million, respectively, for various services.

Under the terms of a wafer supply agreement, the Company manufactured wafers for IM Flash in its Boise, Idaho facility.  In the first quarter of 2009, the Company discontinued production of NAND flash memory for IM Flash at its Boise facility.  Also in the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility.

In the first quarter of 2009, IM Flash distributed $145 million to Intel.  In the first quarter of 2008, Intel contributed $150 million to IM Flash.  The Company’s ability to access IM Flash’s cash and marketable investment securities ($249 million as of December 4, 2008) to finance the Company’s other operations is subject to agreement by the joint venture partners.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  Since 1998, the Company has participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company (“HP”).  As of December 4, 2008, the Company owned an approximate 73% interest in TECH.

TECH’s cash and marketable investment securities ($91 million as of December 4, 2008) are not anticipated to be available to finance the Company’s other operations.  In March, 2008, TECH entered into a credit facility, which is guaranteed, in part, by the Company.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  As of December 4, 2008, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.

In 2008, the Company completed the construction of a facility to produce photomasks and leased the facility to Photronics under a build to suit lease agreement.  Under the terms of the lease agreement, the Company will receive quarterly lease payments through January 2013.  As of December 4, 2008, other receivables included $12 million and other noncurrent assets included $43 million for this lease.

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

	Quarter ended
	December 4, 2008	November 29, 2007

Net sales:
Memory	$1,222	$1,366
Imaging	180	169
Total consolidated net sales	$1,402	$1,535

Operating income (loss):
Memory	$(675)	$(251)
Imaging	3	(9)
Total consolidated operating loss	$(672)	$(260)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the costs of restructure plans, the Company’s DRAM development costs relative to Nanya, Inotera's transition to the Company's stack process technology, the supply of DRAM wafers from Inotera Memories, Inc. and manufacturing plans for CMOS image sensors; in “Net Sales” regarding production levels for the second quarter of 2009, future increases in NAND production and demand for Imaging products in the second quarter of 2009; in “Gross Margin” regarding the effects of temporary production slowdowns for the second quarter of 2009 and future charges for inventory write-downs; in “Restructure” regarding the remaining costs of restructure plans; in “Stock-based Compensation” regarding future stock-based compensation costs; in “Liquidity and Capital Resources” regarding capital spending in 2009, future distributions from IM Flash to Intel and capital contributions to TECH; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2008.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009, which ends on September 3, 2009, contains 53 weeks.  All production data reflects production of the Company and its consolidated joint ventures.

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

The Company has made significant investments to develop proprietary product and process technology that is implemented in its worldwide manufacturing facilities and through its joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line-width process technology and innovative array architecture.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density and megapixel count.  To leverage its significant investments in research and development, the Company has formed strategic joint ventures under which the costs of developing memory product and process technologies are shared with its joint venture partners.  In addition, from time to time, the Company has also sold and/or licensed technology to other parties.  The Company is pursuing additional opportunities to recover its investment in intellectual property through partnering and other arrangements.

The semiconductor memory industry is experiencing a severe downturn due to a significant oversupply of products.  The downturn has been exacerbated by global economic conditions which have adversely affected demand for semiconductor memory products.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products for the first quarter of 2009 decreased 34% and 24%, respectively, compared to the fourth quarter of 2008.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products in 2008 were down 51% and 67%, respectively, compared to 2007 and down 63% and 85%, respectively, compared to 2006.  These declines significantly outpaced the long-term historical trend.  As a result of these market conditions, the Company and other semiconductor memory manufacturers have reported negative gross margins and substantial losses in recent periods.  In the first quarter of 2009, the Company reported a net loss $706 million after reporting a net loss of $1.6 billion for 2008.  In response to these market conditions, on October 9, 2008 the Company announced a plan to restructure its Memory operations.  In the first quarter of 2009, the Company discontinued production of NAND flash memory for IM Flash at its Boise facility reducing the Company’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication plant.  The Company has also undertaken additional cost savings measures to increase its competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, and reduction of other discretionary costs such as outside services, travel and overtime.  As of December 4, 2008, the Company expected to incur additional restructure costs of approximately $40 million through 2010.

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

DRAM joint ventures with Nanya Technology Corporation (“Nanya”):   The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company is to receive an aggregate of $207 million from Nanya through 2010.  Further, the Company will receive royalties from Nanya for stack DRAM products manufactured by or for Nanya.

The Company has partnered with Nanya in investments in two Taiwan DRAM memory manufacturers:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of December 4, 2008, the Company owned 35.5% of Inotera and 50% of MeiYa and Nanya owned 35.6% of Inotera and 50% of MeiYa.  The Company’s investments in Inotera and MeiYa are accounted for under the equity method because of the Company’s ability to exercise significant influence over the operating and financial policies of these entities.  As of December 4, 2008 and August 28, 2008, the Company’s aggregate carrying value of these equity method investments in the accompanying consolidated balance sheet was $432 million and $84 million, respectively.  Inotera and MeiYa each have fiscal years that end on December 31.  As these fiscal years differ from that of the Company’s fiscal year, the Company recognizes its share of Inotera and MeiYa quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest (or approximately 1.2 billion shares) in Inotera, a publicly traded entity in Taiwan, from Qimonda AG (“Qimonda”) for approximately $400 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and $85 million received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  The aggregate discount was recorded as a reduction of the Company’s basis in the investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, as of December 4, 2008 the carrying value of the Company’s equity investment in Inotera was $378 million.  Because the Company did not acquire its interest in Inotera until October and November of 2008, the Company’s results of operations for the first quarter of 2009 do not include any share of Inotera’s results of operations for the quarterly period ended September 30, 2008.

The Company has rights and obligations to purchase 50% of the 120,000 per month 300mm DRAM wafer production of Inotera.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a Supply Agreement with Inotera (the "Supply Agreement") pursuant to which Inotera will sell to the Company and Nanya trench and stack DRAM products manufactured by Inotera.  Inotera's current trench production capacity is expected to transition to the Company's stack process technology.  Inotera will sell to the Company and Nanya all of the trench DRAM products manufactured by it other than trench DRAM products that are sold by Inotera to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the "Qimonda Supply Agreement").  Under the Qimonda Supply Agreement, Qimonda is obligated to purchase trench DRAM products started for it by Inotera for approximately eight months following the Company’s acquisition of the shares in Inotera in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  Initially, (a) with respect to trench DRAM products, the Company will purchase the products resulting from 50% of Inotera's aggregate trench DRAM production less the trench DRAM products contemplated to be purchased by Qimonda pursuant to the Qimonda Supply Agreement and (b) with respect to stack DRAM products, the Company will purchase the products resulting from 50% of the aggregate stack DRAM production.  The pricing formula that determines the amounts to be paid by the Company for DRAM products under the Supply Agreement includes manufacturing costs and margins associated with the products purchased.

MeiYa:  In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  In connection with the purchase of the ownership interest in Inotera, the Company entered into a series of agreements with Nanya which contemplate the restructuring of MeiYa and pursuant to which both parties will cease future funding of, and resource commitments to, MeiYa.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments”)

Aptina Imaging Business:  The Company is exploring partnering arrangements with outside parties regarding the sale of Aptina in which the Company could retain a minority ownership interest.  To that end, the Company began operating Aptina as a separate wholly-owned subsidiary in October 2008.  Under the arrangements being considered, the Company expects that it will continue to manufacture CMOS image sensors for some period of time.

Inventory Write-Downs: The Company’s results of operations for the first quarter of 2009 and the first, second and fourth quarters of 2008 included charges of $369 million, $62 million, $15 million and $205 million, respectively, to write down the carrying value of work in process and finished goods inventories of Memory products (both DRAM and NAND Flash) to their estimated market values.

Results of Operations

	First Quarter				Fourth Quarter
	2009	% of net sales	2008	% of net sales	2008	% of net sales
Net sales:
Memory	$1,222	87%	$1,366	89%	$1,271	88%
Imaging	180	13%	169	11%	178	12%
	$1,402	100%	$1,535	100%	$1,449	100%

Gross margin:
Memory	$(502)	(41)%	$(39)	(3)%	$(115)	(9)%
Imaging	53	29%	44	26%	50	28%
	$(449)	(32)%	$5	0%	$(65)	(4)%

Selling, general and administrative	$102	7%	$112	7%	$107	7%
Research and development	178	13%	163	11%	167	12%
Restructure	(66)	(5)%	13	1%	4	--
Other operating (income) expense, net	9	1%	(23)	(1)%	(5)	--
Net loss	(706)	(50)%	(262)	(17)%	(344)	(24)%

The Company’s first quarter of 2009, which ended December 4, 2008, contained 14 weeks as compared to 13 weeks for the fourth and first quarters of 2008.

Net Sales

Total net sales for the first quarter of 2009 decreased 3% as compared to the fourth quarter of 2008 primarily due to a 4% decrease in Memory sales.  Memory sales for the first quarter of 2009 reflect significant declines in per gigabit average selling prices as compared to the fourth quarter of 2008 partially offset by increases in gigabits sold.  Memory sales were 87% of total net sales for the first quarter of 2009 as compared to 88% and 89% for the fourth and first quarters of 2008.  Imaging sales for the first quarter of 2009 were stable as compared to the fourth quarter of 2008.  Total net sales for the first quarter of 2009 decreased 9% as compared to the first quarter of 2008 primarily due to an 11% decrease in Memory sales partially offset by a 7% increase in Imaging sales.

In response to market conditions, the Company implemented temporary production slowdowns at some of its manufacturing facilities during the second quarter of 2009.  The slowdowns and the shutdown of NAND production for IM Flash at the Company’s Boise fabrication facility are expected to reduce production output for Memory and Imaging products in the second quarter of 2009.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company recognized royalty revenue of $36 million in the first quarter of 2009, $38 million in the fourth quarter of 2008 and $5 million in the first quarter of 2008.

Memory:  Memory sales for the first quarter of 2009 decreased 4% from the fourth quarter of 2008 as sales of DRAM products decreased by 10% partially offset by a 6% increase in sales of NAND Flash products.

Sales of DRAM products for the first quarter of 2009 decreased from the fourth quarter of 2008 primarily due to a 34% decline in average selling prices mitigated by a 35% increase in gigabit sales as a result of production increases and inventory reductions.  Gigabit production of DRAM products increased approximately 23% for the first quarter of 2009 as compared to the fourth quarter of 2008, primarily due to production efficiencies from improvements in product and process technologies as well as the additional week in the quarter.  Sales of DDR2 and DDR3 DRAM products were 25% of the Company’s total net sales in the first quarter of 2009 as compared to 28% for the fourth quarter of 2008 and 32% for the first quarter of 2008.

Sales of NAND Flash products for the first quarter of 2009 increased from the fourth quarter of 2008 primarily due to a 40% increase in gigabits sold as a result of production increases and inventory reductions partially offset by a 24% decline in average selling prices per gigabit.  Gigabit production of NAND Flash products increased 17% for the first quarter of 2009 as compared to the fourth quarter of 2008, primarily due to transitions to higher density, advanced geometry devices as well as the additional week in the quarter.  The Company expects that its gigabit production of NAND Flash products will increase at a slower rate in 2009 than in 2008 primarily due to the completion of production ramps at new 300mm manufacturing facilities in 2008 and the shutdown of 200mm wafer NAND Flash production at the Company’s Boise fabrication facility in the first quarter of 2009.  Sales of NAND Flash products represented 38% of the Company’s total net sales for the first quarter of 2009 as compared to 35% for the fourth quarter of 2008 and 33% for the first quarter of 2008.

Memory sales for the first quarter of 2009 decreased 11% from the first quarter of 2008 primarily due to a 20% decrease in sales of DRAM products partially offset by a 6% increase in sales of NAND Flash products.  The decrease in sales of DRAM products for the first quarter of 2009 from the first quarter of 2008 was primarily the result of a 47% decline in average selling prices mitigated by a 43% increase in gigabits sold.  Gigabit production of DRAM products increased 56% for the first quarter of 2009 as compared to the first quarter of 2008, primarily due to production efficiencies from improvements in product and process technologies as well as the additional week in the quarter.  Sales of NAND Flash products for the first quarter of 2009 increased 6% from the first quarter of 2008 primarily due to a 206% increase in gigabits sold partially offset by a 65% decline in average selling prices.  The significant increase in gigabit sales of NAND Flash products was primarily due to a 152% increase in production primarily as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.

Imaging:  Imaging sales for the first quarter of 2009 were stable as compared to the fourth quarter of 2008 reflecting relatively stable average selling prices and unit sales.  Imaging sales for the first quarter of 2009 increased by 7% from the first quarter of 2008 primarily due to increased units sales of products with 3-megapixel or higher resolution partially offset by declines in average selling prices.  Imaging sales were approximately 13% of the Company’s total net sales for the first quarter of 2009 as compared to 12% for the fourth quarter of 2008 and 11% for the first quarter of 2008.  The Company expects that unit sales for Imaging will decrease in the second quarter of 2009 due to lower sales of cell phones and other devices incorporating the Company’s Imaging products.

Gross Margin

The Company’s overall gross margin percentage declined from negative 4% for the fourth quarter of 2008 to negative 32% for the first quarter of 2009 due to a decline in the gross margin percentages for Memory primarily as a result of significant decreases in average selling prices and inventory write-downs for Memory products.  The Company’s overall gross margin percentage declined from 0% for the first quarter of 2008 due to a decline in the gross margin percentages for Memory primarily as a result of significant decreases in average selling prices and inventory write-downs for Memory products.  Temporary production slowdowns that the Company implemented at some of its manufacturing facilities during the second quarter of 2009 are expected to adversely affect per megabit and per unit costs of Memory and Imaging products.

Memory:  The Company’s gross margin percentage for Memory products declined from negative 9% for the fourth quarter of 2008 to negative 41% for the first quarter of 2009 primarily due to declines in the gross margin for both DRAM and NAND Flash products.  Gross margins for DRAM and NAND Flash products for the first quarter of 2009 were adversely affected by declines in average selling prices and inventory write-downs, mitigated by reductions in manufacturing costs.

The Company’s gross margins for Memory in 2009 and 2008 were impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  The impact of inventory write-downs on gross margins for all periods reflects the period-end inventory write-down less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on gross margin for the first quarter of 2009 and fourth and first quarters of 2008 were as follows:

	First Quarter 2009	First Quarter 2008	Fourth Quarter 2008

Period-end inventory write-downs	$(369)	$(62)	$(205)
Estimated net effect of previous write-downs	157	14	13
Net effect of inventory write-downs	$(212)	$(48)	$(192)

As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent periods are higher than they would be absent the effect of the previous write-downs.  In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

The Company’s gross margin for DRAM products for the first quarter of 2009 declined from the fourth quarter of 2008, primarily due to the 34% decrease in average selling prices per gigabit and inventory write-downs mitigated by a reduction in production costs per gigabit.  The Company achieved manufacturing cost reductions for DRAM products through transitions to higher-density, advanced-geometry devices.  DRAM production cost reductions for the first quarter of 2009 were offset by the inventory write-downs.  The Company reduced its DRAM manufacturing costs (which exclude inventory write-downs) per gigabit by 12% for the first quarter of 2009 as compared to the fourth quarter of 2008.

The Company’s gross margin for NAND Flash products for the first quarter of 2009 declined from the fourth quarter of 2008 primarily due to the 24% decrease in average selling prices per gigabit and inventory write-downs.  In addition, results for the fourth quarter of 2008 reflected reduced costs from the recovery of $70 million for pricing adjustments for NAND Flash products purchased from other suppliers in prior periods.  The decline in gross margin was mitigated by a reduction in manufacturing costs per gigabit for NAND Flash products primarily achieved through increased production of higher-density, advanced-geometry devices.  Costs of NAND Flash products were also reduced as a result of lower prices for products purchased for sale under the Company’s Lexar brand.  Excluding the inventory write-downs and the effect of pricing adjustments from other suppliers in the fourth quarter of 2008, the Company reduced its NAND Flash costs per gigabit by 14%.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $318 million for the first quarter of 2009, $293 million for the fourth quarter of 2008 and $223 million for the first quarter of 2008.

The Company’s gross margin percentage for Memory products declined to negative 41% for the first quarter of 2009 from negative 3% for the first quarter of 2008 primarily due to lower gross margins on sales of DRAM and NAND Flash products.  Declines in gross margins on sales of DRAM products for the first quarter of 2009 as compared to the first quarter of 2008 were primarily due to the 47% decline in average selling prices and inventory write-offs mitigated by per gigabit cost reductions.  The Company reduced its DRAM production costs (which exclude inventory write-downs) per gigabit by 35% for the first quarter of 2009 as compared to the first quarter of 2008.  Gross margins on NAND Flash products for the first quarter of 2009 declined from the first quarter of 2008 primarily due to the 65% decline in average selling prices and inventory write-offs mitigated by per gigabit cost reductions of 55% (excluding inventory write-offs).

In the first quarter of 2009, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 13% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in 2009 and 2008.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Consolidated Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging for the first quarter of 2009 improved to 29% from 28% for the fourth quarter of 2008 primarily due to cost reductions.  The Company’s gross margin for Imaging products for the first quarter of 2009 improved to 29% from 26% for first quarter of 2008, primarily due to cost reductions partially offset by declines in average selling prices.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2009 decreased 5% from the fourth quarter of 2008 despite increased costs associated with the additional week in the quarter, primarily due to lower legal expenses and lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  SG&A expenses for the first quarter of 2009 decreased 9% from the first quarter of 2008 despite increased costs associated with the additional week in the quarter, primarily due to lower payroll expenses and other costs as a result of the Company’s restructure initiatives.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.

For the Company’s Memory segment, SG&A expenses as a percentage of sales were 7% for the first quarter of 2009 and the fourth and first quarters of 2008.  For the Imaging segment, SG&A expenses as a percentage of sales were 8% for the first quarter of 2009, 11% for the fourth quarter of 2008 and 8% for the first quarter of 2008.

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

R&D expenses for the first quarter of 2009 increased 7% from the fourth quarter of 2008 and 9% from the first quarter of 2008 primarily due to increased costs associated with the additional week in the first quarter of 2009.  As a result of reimbursements received from Intel Corporation under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $32 million for both the first quarter of 2009 and for the fourth quarter of 2008 and $53 million for the first quarter of 2008.

For the Company’s Memory segment, R&D expenses as a percentage of sales were 11% for the first quarter of 2009, 10% for the fourth quarter of 2008 and 9% for the first quarter of 2008.  For the Imaging segment, R&D expenses as a percentage of sales were 22% for the first quarter of 2009, 19% for the fourth quarter of 2008, 22% for the first quarter of 2008.

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

Restructure

In the first quarter of 2009, in response to a challenging global environment for technology products, the Company announced a restructuring of its memory operations.  As part of the restructure, the Company’s IM Flash joint venture between the Company and Intel terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication facility.  The Company has also undertaken additional cost savings measures to increase its competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, and reduction of other discretionary costs such as outside services, travel and overtime.  As a result of these actions, the Company recorded a net $66 million credit to restructure in the first quarter of 2009, attributable to the Company’s Memory segment.  The amount includes a $144 million gain in connection with the termination of the NAND Flash supply agreement.  As of December 4, 2008, the Company expected to incur additional restructure costs of approximately $40 million through 2010.  The components of the restructure charges and credits were as follows:

Restructure charge (credit):
Gain from termination of NAND Flash supply agreement	$(144)
Write-down of equipment	56
Severance and other termination benefits	22
Total restructure credit	$(66)

As of December 4, 2008, $6 million of the restructure costs remained unpaid and were included in accounts payable and accrued expenses.

In the first quarter of 2008, the Company recorded a restructure charge of $13 million, primarily to the Memory segment, for employee severance and related costs and a write-down of certain facilities.

Other Operating (Income) Expense, Net

Other operating (income) expense for the first quarter of 2009 included losses of $14 million on disposals of semiconductor equipment.  Other operating (income) expense for the first quarter of 2008 included $38 million in receipts from the U.S. government in connection with anti-dumping tariffs, losses of $27 million from changes in currency exchange rates, and gains of $10 million on disposals of semiconductor equipment.

Income Taxes

Income taxes for 2009 and 2008 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009 and 2008 was substantially offset by changes in the valuation allowance.

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2009 and 2008 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Consolidated Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Losses and Earnings from Equity Method Investments

In connection with its DRAM partnering arrangements with Nanya, the Company has two equity method investments:  MeiYa and Inotera. Because MeiYa and Inotera each have fiscal years that end on December 31 which differs from the Company’s fiscal year, the Company recognizes its share of MeiYa and Inotera quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of results from these entities for a period that lags the Company’s fiscal periods by approximately two months.  In the first quarter of 2009, the Company recognized $2 million of losses from MeiYa for the quarterly period ended September 30, 2008.  The Company will recognize its share of Inotera’s losses or earnings from the acquisition date through December 31, 2008 (Inotera’s year end) in the Company’s second quarter of 2009.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the first quarter of 2009, the fourth quarter of 2008 and first quarter of 2008 was $9 million, $8 million and $13 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether performance conditions will be achieved for the Company’s performance-based stock grants.  As of December 4, 2008, $96 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the first quarter of 2013.

Liquidity and Capital Resources

As of December 4, 2008, the Company had cash and equivalents and short-term investments totaling $1.0 billion compared to $1.4 billion as of August 28, 2008.  The balance as of December 4, 2008, included $249 million held at the Company’s IM Flash joint venture and $91 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, many financing instruments used by the Company in the past are currently not available on terms acceptable to the Company.  The Company has significantly reduced its capital expenditures for 2009.  In addition, the Company is pursuing further financing alternatives, further reducing capital expenditures and implementing further cost-cutting initiatives.

Operating activities:  The Company generated $359 million of cash from operating activities in the first quarter of 2009, which primarily reflects the Company’s $706 million of net loss adjusted by $594 million for noncash depreciation and amortization expense, a $369 million noncash charge to write-down inventories to estimated market value and a $138 million decrease in receivables.

Investing activities:  Net cash used by investing activities was $489 million in the first quarter of 2009, which included cash expenditures of $409 million for the Company’s 35.5% interest in Inotera and cash expenditures of $270 million for property, plant and equipment partially offset by the net effect of maturities and purchases of marketable investment securities of $121 million.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2009 capital spending to approximate $650 million to $750 million.  As of December 4, 2008, the Company had commitments of approximately $125 million for the acquisition of property, plant and equipment, nearly all of which are expected to be paid within one year.

In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a Taiwanese DRAM memory manufacturer, from Qimonda AG for approximately $400 million in cash and incurred $10 million of costs and other fees in connection with the acquisition.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Financing activities:  Net cash used by financing activities was $88 million in the first quarter of 2009, which primarily reflects $163 million in debt payments, $150 million of distributions paid to joint venture partners and $64 million in payments on equipment purchase contracts partially offset by $285 million in proceeds from borrowings.

During the first quarter of 2009, in connection with the purchase of its 35.5% interest in Inotera, the Company entered into a two-year variable rate term loan with Nan Ya Plastics and a six-month variable rate term loan with Inotera.  On November 26, 2008, the Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera, which are payable at the end of each loan term.  Under the terms of the loan agreements, interest is payable quarterly at LIBOR plus 2%.  The interest rates reset quarterly and were 4.2% per annum as of December 4, 2008.  The Company recorded the debt net of aggregate discounts of $31 million, which will be recognized as interest expense over the respective lives of the loans, resulting in an effective interest rate of 12.1% for the Nan Ya Plastics loan and 11.6% for the Inotera loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $378 million as of December 4, 2008).  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

Joint ventures:  In the first quarter of 2009, IM Flash distributed $145 million to Intel and the Company estimates that it will make additional distributions to Intel of approximately $360 million through the remainder of 2009.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.

The Company expects to make additional capital contributions to TECH in 2009.  The timing and amount of these contributions is subject to market conditions and partner participation.

Contractual obligations:  As of December 4, 2008, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2009	2010	2011	2012	2013	2014 and thereafter
	(amounts in millions)
Notes payable[1]	$2,489	$183	$335	$443	$179	$24	$1,325
Capital lease obligations[1]	755	159	152	265	50	19	110
Operating leases	85	12	15	13	11	10	24

[1] Includes interest

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-1 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-1 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  The Company is required to adopt FSP No. FAS 140-1 and FIN 46(R)-8 effective in the second quarter of 2009.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 at the beginning of 2010.  On adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May of 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that debt recognized on issuance of the $1.3 billion convertible senior notes would be approximately $400 million lower under FSP No. APB 14-1.  The difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact that the adoption of SFAS No. 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  Under SFAS No. 159, the Company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company adopted SFAS No. 159 effective at the beginning of 2009.  The Company did not elect to measure any existing items at fair value upon the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities in 2010 and it is evaluating the impact that the adoption will have on its financial statements.

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded a charge to write down the carrying value of inventories of memory products to their estimated market values of $369 million for the first quarter of 2009 and $282 million in aggregate for 2008.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $50 million at December 4, 2008.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Stock-based compensation:  Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  For stock-based compensation awards with graded vesting that were granted after 2005, the Company recognizes compensation expense using the straight-line amortization method.  For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved.  The Company utilizes forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 4, 2008, $2,002 million of the Company’s $2,866 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt was $1,876 million as of December 4, 2008 and was $2,167 million as of August 28, 2008.  The Company estimates that as of December 4, 2008, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $29 million.  As of December 4, 2008, $864 million of the Company’s debt was at variable interest rates and an increase of 1% would increase annual interest expense by approximately $9 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $252 million as of December 4, 2008 and U.S. $425 million as of August 28, 2008.  The Company also had aggregate foreign currency liabilities valued at U.S. $542 million as of December 4, 2008 and U.S. $580 million as of August 28, 2008.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	December 4, 2008			August 28, 2008
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$30	$16	$20	$84	$130	$25
Net deferred tax assets	--	100	1	--	85	2
Accounts payable and accrued expenses	(88)	(198)	(46)	(105)	(127)	(61)
Debt	(78)	(7)	(4)	(49)	(108)	(4)
Other liabilities	(8)	(54)	(36)	(8)	(45)	(43)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of December 4, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the yen, the Singapore dollar and the euro.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, the Company subsequently added claims and defenses based on Rambus’s alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.

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

On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California.  The complaint alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging among other things, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of the Company and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on the Company’s antitrust and fraud claims.  On November 24, 2008, the Court granted partial summary judgment of infringement in favor of Rambus on one of the patent claims at issue in the case.  Trial on the patent phase of that case relating to twelve claims in ten Rambus patents is currently scheduled to begin January 26, 2009.

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

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

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

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the DOJ into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  . In December 2008, the Company was informed that the DOJ closed its investigation of the SRAM industry.

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

For the first quarter of 2009, average selling prices of DRAM and NAND Flash products decreased 34% and 24%, respectively, as compared to the fourth quarter of 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  Currently, and at times in the past, average selling prices for our memory products have been below our costs.  We recorded aggregate inventory write-downs of $369 million for the first quarter of 2009, $282 million in 2008 and $20 million in 2007 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be larger than the amount recorded in 2009 and 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to approximate between $650 million to $750 million for 2009.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, financing instruments that we have used in the past are currently not available on terms acceptable to us and may not be available to us for extended periods.  We significantly reduced our capital expenditures for 2009.  In addition, we are pursuing further financing alternatives, further reducing capital expenditures and implementing further cost-cutting initiatives.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to increase gross margins due to factors including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.  Temporary production slowdowns that we implemented at some of our manufacturing facilities during the second quarter of 2009 are expected to adversely affect per megabit costs of Memory products.

An adverse result in our litigation matters could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California.  Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  Trial on the patent phase of that case relating to twelve claims in ten Rambus patents is currently scheduled to begin January 26, 2009.

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

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND flash joint ventures with Intel, our DRAM joint ventures with Nanya, our TECH DRAM joint venture and our MP Mask joint venture with Photronics.  These strategic partnerships and joint ventures are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•	our interests could diverge from our partners in the future or we may not be able to agree with partners on the amount, timing or nature of further investments in our joint venture;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

Economic conditions may harm our business.

Economic and business conditions, including a continuing downturn in the semiconductor memory industry or the overall economy is having an adverse effect on our business.  Adverse conditions affect consumer demand for devices that incorporate our products such as personal computers, mobile phones, Flash memory cards and USB devices.  Reduced demand for our products could result in continued market oversupply and significant decreases in our selling prices.  A continuation of current conditions in credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures.  In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.  Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults.  As a result, our business, results of operations or financial condition could be materially adversely affected.

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

As a result of severe oversupply in the NAND Flash market, our average selling prices of NAND Flash products decreased 24% as compared to the fourth quarter of 2008 after decreasing 67% for 2008 as compared to 2007 and 56% for 2007 as compared to 2006.  As a result, we experienced negative gross margins on sales of our NAND Flash products in 2009 and 2008.  In the first quarter of 2009, we discontinued production of NAND flash memory for IM Flash at our Boise facility.  The NAND Flash production shutdown reduces IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production NAND Flash at IM Flash’s Singapore wafer fabrication plant.  A continuation of the challenging conditions in the NAND Flash market will materially adversely affect our business, results of operations and financial condition.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

In the first quarter of 2009, in response to a challenging global environment for technology products, we announced a restructuring of our memory operations.  As part of the restructure, our IM Flash joint venture between us and Intel terminated its agreement with us to obtain NAND Flash memory supply from the our Boise facility, reducing our NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication facility.  We have also undertaken additional cost savings measures to increase our competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, and reduction of other discretionary costs such as outside services, travel and overtime.  As a result of these actions, we recorded a net $66 million credit to restructure in the first quarter of 2009, attributable to our Memory segment.  The amount includes a $144 million gain in connection with the termination of the NAND Flash supply agreement.   The restructure credit also includes a $56 million charge to write down equipment and costs of $22 million for severance and other employee-related items.  As of December 4, 2008, we expected to incur additional restructure costs of approximately $40 million through 2010.  We may incur additional restructure costs or not realize the expected benefits of these new initiatives.  As a result of these initiatives, we expect to lose production output, incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

Our acquisition of a 35.5% interest in Inotera Memories, Inc. involves numerous risks.

In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera Memories, Inc., a Taiwanese DRAM memory manufacturer, for approximately $400 million in cash.  As a result of this acquisition, we have rights and obligations to purchase 50% of the 120,000 per month 300mm DRAM wafer production of Inotera.  Our acquisition of an interest in Inotera involves numerous risks including the following:

•	Inotera’s ability to meet its ongoing obligations;

•	uncertainties relating to Qimonda’s purchase of certain agreed quantities of products made using Qimonda’s trench technology during the transition period.

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	increasing debt to finance the acquisition;

•	uncertainties around the timing and amount of wafer supply received;

•
obligations during the technology transition period to procure product based on a competitor’s technology which may be difficult to sell and provide product support for due to our limited understanding of the technology;

•	recognition in our results of operation of our share of potential Inotera losses; and

•
a further decline in margins associated with potentially purchasing product utilizing Qimonda’s trench technology at a relatively higher cost than other products manufactured by us and selling them potentially at a lower price than other products produced us.

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

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of December 4, 2008, our 73% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $600 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  We have guaranteed approximately 73% of the outstanding amount of TECH’s credit facility, and our obligation increases to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing and to avoid covenant defaults we may have to pay off debt obligations and make additional contributions to TECH, which could adversely affect our liquidity and financial condition.

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

We currently have a higher level of debt compared to historical periods.  As of December 4, 2008, we had $2.9 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

In recent years, our Imaging net sales and gross margins decreased and we faced increased competition.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  We expect that unit sales for Imaging will decrease in the second quarter of 2009 due to lower sales of cell phones and other devices incorporating the our Imaging products.  Temporary production slowdowns that we implemented at some of our manufacturing facilities during the second quarter of 2009 are expected to adversely affect per unit costs of Imaging products.  The success of our Imaging business will depend on a number of factors, including:

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

Our efforts to restructure our Aptina Imaging business may be unsuccessful.

We are exploring partnering arrangements with outside parties regarding the sale of Aptina in which we could retain a minority ownership interest.  To that end, we began operating our Imaging business as a separate, wholly-owned, subsidiary in October 2008.  To the extent we form a partnering arrangement, the resulting business model may not be successful and the Imaging operations revenues and margins could be adversely affected.  We may incur significant costs to convert Imaging operations to a new business structure and operations could be disrupted.  In addition, we may lose key personnel.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We recorded a net loss of $25 million from changes in currency exchange rates for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of December 4, 2008, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $1 million for the yen, Singapore dollar or euro.  In the event that the U.S. dollar weakens significantly compared to the yen, Singapore dollar and euro, our results of operations or financial condition will be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 80% of our consolidated net sales for the first quarter of 2009.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 153,205 shares of its common stock at an average price per share of $4.16.  The Company retired the 153,205 shares in the first quarter of 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

August 29, 2008 – October 2, 2008	78,427	$4.34	N/A	N/A
October 3, 2008 – October 30, 2008	71,885	3.95	N/A	N/A
October 31, 2008 – December 4, 2008	2,893	4.38	N/A	N/A
	153,205	4.16

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2008 Annual Meeting of Shareholders was held on December 11, 2008.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)           The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld

Teruaki Aoki	508,733,764	115,522,925
Steven R. Appleton	595,510,929	28,745,760
James W. Bagley	589,125,503	35,131,186
Robert L. Bailey	603,672,439	20,584,250
Mercedes Johnson	568,543,305	55,713,384
Lawrence N. Mondry	515,754,651	108,502,038
Robert E. Switz	602,203,922	22,052,767

(b)           The proposal by the Company to approve an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder by 10,000,000 was approved with 272,872,836 votes in favor, 223,415,211 votes against, 684,556 abstentions and 127,284,086 broker non-votes.

(c)            The ratification of the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending September 3, 2009, was approved with 607,039,348 votes in favor, 16,298,304 votes against, and 919,037 abstentions.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.1	Executive Officer Performance Incentive Plan, as Amended
10.3	1994 Stock Option Plan, as Amended
10.5	1997 Nonstatutory Stock Option Plan, as Amended
10.6	1998 Non-Employee Director Stock Incentive Plan, as Amended
10.7	1998 Nonstatutory Stock Option Plan, as Amended
10.8	2001 Stock Option Plan, as Amended
10.10	2002 Employment Inducement Plan, as Amended
10.11	2004 Equity Incentive Plan, as Amended
10.13	Nonstatutory Stock Option Plan, as Amended
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan, as Amended
10.48	2007 Equity Incentive Plan, as Amended
10.64	Lexar Media, Inc. 1996 Stock Option Plan, as Amended
10.65*	Boise Supply Termination and Amendment Agreement, dated October 10, 2008, by and among Intel Corporation, Micron Technology, Inc. and IM Flash Technologies, LLC
10.66*	Loan Agreement, dated November 26, 2008, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Nan Ya Plastics Corporation
10.67	Loan Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc.
10.68	Transition Agreement, dated October 11, 2008, by and among Nanya Technology Corporation, Qimonda AG, Inotera Memories, Inc. and Micron Technology, Inc.
10.69	Micron Guaranty Agreement, dated November 26, 2008, by Micron Technology, Inc. in favor of Nanya Technology Corporation
10.70
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008

10.71*	Master Agreement, dated November 26, 2008, among Micron Technology, Inc., Micron Semiconductor B.V., Nanya Technology Corporation, MeiYa Technology Corporation and Inotera Memories, Inc.
10.72*	Joint Venture Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation
10.73*	Facilitation Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V., Nanya Technology Corporation and Inotera Memories, Inc.
10.74*	Supply Agreement, dated November 26, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and Inotera Memories, Inc.
10.75*	Amended and Restated Joint Development Program Agreement, dated November 26, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc.
10.76*	Amended and Restated Technology Transfer and License Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation
10.77*	Technology Transfer Agreement, dated November 26, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and Inotera Memories, Inc.
10.78*	Technology Transfer Agreement for 68-50nm Process Nodes, dated October 11, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
_____________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated October 1, 2008
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: January 13, 2009	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)