Form 10-Q
period 2009-03-05
MICRON TECHNOLOGY INC
filed 2009-04-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2009

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

The number of outstanding shares of the registrant’s common stock as of April 3, 2009 was 777,448,127.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
Quarter ended	March 5, 2009	February 28, 2008	March 5, 2009	February 28, 2008

Net sales	$993	$1,359	$2,395	$2,894
Cost of goods sold	1,260	1,402	3,111	2,932
Gross margin	(267)	(43)	(716)	(38)

Selling, general and administrative	90	120	192	232
Research and development	168	180	346	343
Restructure	105	8	39	21
Goodwill impairment	58	463	58	463
Other operating (income) expense, net	20	(42)	29	(65)
Operating loss	(708)	(772)	(1,380)	(1,032)

Interest income	4	23	14	53
Interest expense	(35)	(20)	(65)	(41)
Other non-operating income (expense), net	(3)	(6)	(12)	(7)
	(742)	(775)	(1,443)	(1,027)

Income tax (provision) benefit	(4)	4	(17)	(3)
Equity in net losses of equity method investees, net of tax	(56)	--	(61)	--
Noncontrolling interests in net (income) loss	51	(6)	64	(9)
Net loss	$(751)	$(777)	$(1,457)	$(1,039)

Loss per share:
Basic	$(0.97)	$(1.01)	$(1.88)	$(1.35)
Diluted	(0.97)	(1.01)	(1.88)	(1.35)

Number of shares used in per share calculations:
Basic	773.9	772.4	773.6	772.2
Diluted	773.9	772.4	773.6	772.2

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value)
(Unaudited)

As of	March 5, 2009	August 28, 2008

Assets
Cash and equivalents	$932	$1,243
Short-term investments	--	119
Receivables	654	1,032
Inventories	859	1,291
Other current assets	78	94
Total current assets	2,523	3,779
Intangible assets, net	382	364
Property, plant and equipment, net	7,910	8,811
Equity method investments	371	84
Other assets	340	392
Total assets	$11,526	$13,430

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$950	$1,111
Deferred income	195	114
Equipment purchase contracts	139	98
Current portion of long-term debt	353	275
Total current liabilities	1,637	1,598
Long-term debt	2,542	2,451
Other liabilities	261	338
Total liabilities	4,440	4,387

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,344	2,865

Common stock, $0.10 par value, authorized 3,000 shares, issued and outstanding 777.5 and 761.1 shares, respectively	78	76
Additional capital	6,584	6,566
Accumulated deficit	(1,913)	(456)
Accumulated other comprehensive (loss)	(7)	(8)
Total shareholders’ equity	4,742	6,178
Total liabilities and shareholders’ equity	$11,526	$13,430

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Six months ended	March 5, 2009	February 28, 2008

Cash flows from operating activities
Net loss	$(1,457)	$(1,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,134	1,015
Provision to write down inventories to estimated market values	603	77
Noncash restructure charges	149	6
Equity in net losses of equity method investees	61	--
Goodwill impairment	58	463
(Gain) loss from disposition of equipment, net	43	(57)
Change in operating assets and liabilities:
Decrease in receivables	374	107
(Increase) decrease in inventories	(171)	6
Decrease in accounts payable and accrued expenses	(102)	(68)
Increase (decrease) in deferred income	83	(11)
Other	(77)	59
Net cash provided by operating activities	698	558

Cash flows from investing activities
Acquisition of equity method investment	(408)	--
Expenditures for property, plant and equipment	(375)	(1,306)
Increase in restricted cash	(27)	(40)
Purchases of available-for-sale securities	(6)	(151)
Proceeds from maturities of available-for-sale securities	130	395
Proceeds from sales of property, plant and equipment	8	134
Proceeds from sales of available-for-sale securities	--	24
Other	60	19
Net cash used for investing activities	(618)	(925)

Cash flows from financing activities
Distributions to noncontrolling interests	(468)	--
Repayments of debt	(234)	(327)
Payments on equipment purchase contracts	(98)	(274)
Proceeds from debt	382	240
Cash received from noncontrolling interests	24	192
Other	3	52
Net cash used for financing activities	(391)	(117)

Net decrease in cash and equivalents	(311)	(484)
Cash and equivalents at beginning of period	1,243	2,192
Cash and equivalents at end of period	$932	$1,708

Supplemental disclosures
Income taxes paid, net	$(11)	$(13)
Interest paid, net of amounts capitalized	(46)	(46)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	175	297

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions except per share amounts)
(Unaudited)

Business and Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its subsidiaries (hereinafter referred to collectively as the “Company”) manufacture and market DRAM, NAND Flash memory, CMOS image sensors and other semiconductor components.  The Company has two segments, Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory products and the Imaging segment’s primary product is CMOS image sensors.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its consolidated subsidiaries.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009 contains 53 weeks and the Company’s fiscal 2008, which ended on August 28, 2008, contained 52 weeks.  The Company’s second quarter and first six months of 2009, which ended on March 5, 2009, contained 13 weeks and 27 weeks, respectively, and the Company’s second quarter and first six months of 2008, which ended on February 28, 2008, contained 13 weeks and 26 weeks, respectively.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2008.

Risks and uncertainties:  The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, many financing instruments used by the Company in the past may not be available on terms acceptable to the Company.  The Company has significantly reduced its capital expenditures for 2009.  In addition, the Company is pursuing further financing alternatives, further reducing capital expenditures and implementing further cost reduction initiatives.

Recently issued accounting standards:  In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  The Company adopted FSP No. FAS 140-4 and FIN 46(R)-8 effective in the second quarter of 2009.  The scope of FSP No. FAS 140-4 and FIN 46(R)-8 is limited to disclosures and the adoption had no impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 effective at the beginning of 2010.  Upon adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May, 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that the carrying value of this debt recognized on issuance of the $1.3 billion convertible senior notes would have been approximately $400 million lower under FSP No. APB 14-1.  This difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  The Company is continuing to evaluate the full impact the adoption of FSP No. APB 14-1 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact the adoption of SFAS No. 160 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities effective at the beginning of 2010 and it is evaluating the impact the adoption will have on its financial statements.

Supplemental Balance Sheet Information

Receivables	March 5, 2009	August 28, 2008

Trade receivables (net of allowance of $6 and $2, respectively)	$494	$741
Income and other taxes	19	43
Other	141	248
	$654	$1,032

As of March 5, 2009, other receivables included amounts due from Intel Corporation (“Intel”) of $29 million related to NAND Flash product design and process development activities.  Other receivables as of March 5, 2009 also included $78 million due from settlement of litigation.  As of August 28, 2008, other receivables included $71 million due from Intel for amounts related to NAND Flash product design and process development activities, $75 million due from settlement of litigation and $58 million due from settlements of pricing adjustments with certain suppliers.

Other noncurrent assets as of August 28, 2008 included receivables of $39 million due from settlement of litigation.

Inventories	March 5, 2009	August 28, 2008

Finished goods	$270	$444
Work in process	448	671
Raw materials and supplies	141	176
	$859	$1,291

The Company’s results of operations for the second and first quarters of 2009 and fourth, second and first quarters of 2008 included charges of $234 million, $369 million, $205 million, $15 million and $62 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	March 5, 2009		August 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$480	$(194)	$577	$(320)
Customer relationships	127	(43)	127	(35)
Other	29	(17)	29	(14)
	$636	$(254)	$733	$(369)

During the first six months of 2009 and 2008, the Company capitalized $58 million and $20 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $18 million and $40 million for the second quarter and first six months of 2009, respectively, and $20 million and $40 million for the second quarter and first six months of 2008, respectively.  Annual amortization expense for intangible assets is estimated to be $76 million for 2009, $68 million for 2010, $62 million for 2011, $53 million for 2012 and $50 million for 2013.

Property, Plant and Equipment	March 5, 2009	August 28, 2008

Land	$99	$99
Buildings	4,449	3,829
Equipment	12,591	13,591
Construction in progress	69	611
Software	279	283
	17,487	18,413
Accumulated depreciation	(9,577)	(9,602)
	$7,910	$8,811

Depreciation expense was $515 million and $1,084 million for the second quarter and first six months of 2009, respectively, and $490 million and $974 million for the second quarter and first six months of 2008, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer manufacturing facility in Singapore that has been idle since it was completed in the first quarter of 2009.  The Company has depreciated the facility since it was completed and its net book value was $640 million as of March 5, 2009.  Utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products, availability of financing, agreement between the Company’s and its joint venture partner and the Company’s operations, cash flows and alternative capacity utilization opportunities.  (See “Consolidated Variable Interest Entities – IM Flash” note.)

As part of restructure plans that were initiated in 2009 to shut down 200mm manufacturing operations at its Boise, Idaho facilities, the Company recorded impairment charges of $87 million and $143 million for the second quarter and first six months of 2009, respectively.  In connection therewith, assets with a carrying value of $35 million (original acquisition cost of $768 million) were held for sale and were reclassified from property, plant and equipment to other assets as of March 5, 2009.  (See “Restructure” note.)

Goodwill

As of August 28, 2008, other assets included goodwill of $58 million, all of which related to the Company’s Imaging segment.  In the second quarter of 2009, the Company wrote off all $58 million of the Imaging goodwill based on the results of its test for impairment.  In the second quarter of 2008, the Company wrote off all $463 million of its goodwill relating to its Memory segment based on the results of its test for impairment.

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

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors have experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of 2009, the Company performed an assessment of goodwill for impairment.  Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Imaging segment exceeded its estimated fair value as of March 5, 2009.  Therefore, the Company performed a preliminary second step of the impairment test to estimate the implied fair value of goodwill.  The preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Imaging segment and accordingly, the Company wrote off all $58 million of goodwill associated with its Imaging segment as of March 5, 2009.  Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the third quarter of 2009.

In the first step of the impairment analysis, the Company performed valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units.  Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Imaging segment and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its Imaging segment based on revenue multiples of comparable publicly-traded peer companies.  In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Imaging segment by allocating the fair value of the segment to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the reporting unit had been acquired in a business combination and the price paid to acquire it was the fair value.

Equity Method Investments

The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  The Company recognized $26 million and $54 million of license revenue from this agreement in the second quarter and first six months of 2009, respectively, and since May 2008 through March 5, 2009 has recognized $90 million of cumulative license revenue.  In addition, the Company expects to receive royalties in future periods from Nanya for stack DRAM products manufactured by or for Nanya.

The Company has also partnered with Nanya in investments in two Taiwan DRAM memory companies:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of March 5, 2009, the ownership of Inotera was held 35.6% by Nanya, 35.5% by the Company and the balance was publicly held.  As of March 5, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.

The Company has concluded that both Inotera and MeiYa are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” because of the Inotera and MeiYa supply agreements with Micron and Nanya.  Nanya and the Company are considered related parties under the provisions of FIN 46(R).  The primary beneficiary of Inotera and MeiYa is the entity that is most closely associated with Inotera and MeiYa.  The Company reviewed several factors to determine whether it is the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to Nanya and the Company, nature of the day to day operations and certain other factors.  Based on those factors, the Company determined that Nanya is most closely associated with Inotera and MeiYa.  Therefore, the Company accounts for its interests using the equity method of accounting and does not consolidate these entities.

Inotera and MeiYa each have fiscal years that end on December 31.  As these fiscal years differ from that of the Company’s fiscal year, the Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and $85 million received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in the investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, total consideration for the Company’s equity investment in Inotera was $377 million.  The Company estimated that, as of the date of acquisition, its proportionate share of Inotera’s equity was approximately $250 million higher than the Company’s total consideration of $377 million.  Substantially all of this difference will be amortized as a credit to the Company’s earnings or losses on equity method investments over the estimated remaining useful lives of Inotera’s production equipment and facilities (5-year weighted-average remaining useful life as of the acquisition date).  The $408 million of cash consideration has been reflected as an investing activity on the consolidated statement of cash flows and the $285 million of cash proceeds received from issuance of debt has been reflected as a financing activity on the consolidated statement of cash flows.  (See “Debt” note.)

The Company’s results of operations for the second quarter of 2009 reflect a $56 million net loss on equity method investments for the Company’s share of Inotera’s loss from the acquisition date to December 31, 2008.  The $56 million of net loss recorded, which includes a credit of $8 million for amortization of the difference noted above, has been reflected as an operating activity adjustment on the consolidated statement of cash flows.  As of March 5, 2009, the carrying value of the Company’s equity investment in Inotera was $323 million and is included in other noncurrent assets.  Based on the closing trading price of Inotera shares on March 5, 2009, the market value of the Company’s shares in Inotera was approximately $400 million.

The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Supply Agreement”) pursuant to which Inotera will sell to the Company and Nanya trench and stack DRAM products manufactured by Inotera.  Inotera’s current trench production capacity is expected to transition to the Company’s stack process technology.  Inotera will sell to the Company and Nanya all of the trench DRAM products manufactured by Inotera other than trench DRAM products that were to be sold by Inotera to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”).  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  Under the Supply Agreement, with respect to trench DRAM products, the Company will purchase the products resulting from 50% of Inotera’s aggregate trench DRAM production less the trench DRAM products contemplated to be purchased by Qimonda pursuant to the Qimonda Supply Agreement.  Under the Supply Agreement, with respect to stack DRAM products, the Company will purchase the products resulting from 50% of the aggregate stack DRAM production.  Under the Supply Agreement, the pricing formula that determines the amounts to be paid by the Company for DRAM products includes manufacturing costs and margins associated with the products purchased.

In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench products from Inotera under the Qimonda Supply Agreement.  Pursuant to the Company’s obligations under the Supply Agreement, the Company recorded $51 million in cost of goods sold in the second quarter of 2009 for its obligations to Inotera as a result of Qimonda’s default.  As of March 5, 2009, $43 million of these charges remained unpaid and were included in accounts payable and other accrued expenses.

As of March 5, 2009, the Company’s maximum exposure to loss on its Inotera investment equaled the $323 million carrying value of its investment.  In addition, the Company may incur further losses in connection with its obligation to purchase up to 50% of Inotera’s wafer production in accordance with a pricing formula and its obligations to Inotera for idle capacity charges.

MeiYa:  In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  As of March 5, 2009 and August 28, 2008, the carrying value of the Company’s equity investment in MeiYa was $48 million and $84 million, respectively, and was included in noncurrent assets.  In the first six months of 2009, the Company recognized losses of $5 million for its share of MeiYa’s results of operations for the six-month corresponding period ended December 31, 2008.  In addition, during the first quarter of 2009, the Company received $50 million from MeiYa, half of which was accounted for as a technology transfer fee and half as a reduction of the Company’s investment in MeiYa.  The Company recognized $4 million and $7 million of licensing fee revenue in the second quarter and first six months of 2009, respectively.  As of March 5, 2009, the Company had deferred income of $15 million related to the technology transfer fee.  In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties will cease future funding of, and resource commitments to, MeiYa.

As of March 5, 2009, the Company’s maximum exposure to loss on its MeiYa investment equaled the $48 million carrying value to the investment.  If MeiYa were to commence manufacturing operations in future periods, the Company could potentially incur further losses in connection with its obligation to purchase up to 50% of MeiYa’s wafer production in accordance with a pricing formula.

Accounts Payable and Accrued Expenses	March 5, 2009	August 28, 2008

Accounts payable	$451	$597
Customer advances	170	130
Salaries, wages and benefits	142	244
Payable to equity method investees	43	--
Income and other taxes	34	27
Other	110	113
	$950	$1,111

As of March 5, 2009 and August 28, 2008, customer advances included $168 million and $129 million, respectively, for the Company’s obligation through December 2010 to provide certain NAND Flash memory products to Apple Inc. (“Apple”) pursuant to a prepaid NAND Flash supply agreement.  As of March 5, 2009 and August 28, 2008, other accounts payable and accrued expenses included $24 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a research and development cost-sharing arrangement.

As of August 28, 2008, other noncurrent liabilities included $83 million pursuant to the supply agreement with Apple.

Debt	March 5, 2009	August 28, 2008

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
Notes payable in periodic installments through July 2015, weighted-average effective interest rates of 8.0% and 4.5%, respectively, net of unamortized discount of $28 and $3, respectively	954	699
Capital lease obligations payable in monthly installments through February 2023, weighted-average imputed interest rates of 6.5% and 6.6%, respectively	571	657
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
	2,895	2,726
Less current portion	(353)	(275)
	$2,542	$2,451

As of March 5, 2009, notes payable and capital lease obligations above included an aggregate of $173 million, denominated in Singapore dollars, at a weighted-average interest rate of 5.5%.

On February 23, 2009, the Company entered into a term loan agreement with the Singapore Economic Development Board (“EDB”) that enables the Company to borrow up to $300 million Singapore dollars at 5.38% ($194 million U.S. dollars as of March 5, 2009).  The Company is required to use the proceeds from any borrowings under the agreement to make equity contributions to its joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  The loan agreement further requires that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  On February 27, 2009, the Company drew $150 million Singapore dollars under the facility, which is due in February 2012 with quarterly interest payments.  The Company may draw the remaining $150 million Singapore dollars though February 2010.

In the first quarter of 2009, the Company entered into a two-year, variable rate term loan with Nan Ya Plastics and a six-month, variable rate term loan with Inotera in connection with the purchase of its 35.5% interest in Inotera.  In the first quarter of 2009, the Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera, which are payable at the end of each loan term.  Under the terms of the loan agreements, interest is payable quarterly at LIBOR plus 2%.  The interest rates reset quarterly and were 3.2% per annum as of March 5, 2009.  The Company recorded the debt in the first quarter of 2009 net of aggregate discounts of $31 million, which will be recognized as interest expense over the respective lives of the loans, based on imputed interest rates of 12.1% for the Nan Ya Plastics loan and 11.6% for the Inotera loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $323 million as of March 5, 2009) and the Inotera loan is collateralized by $39 million of receivables due from Nanya.  (See “Equity Method Investments” note.)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”), the Company’s joint venture subsidiary, has a $600 million credit facility that is collateralized by substantially all of the assets of TECH.  TECH’s total assets had an approximate carrying value of $1,608 million as of March 5, 2009.

Several of the Company’s credit facilities, one of which was modified during the second quarter of 2009, have covenants which require the Company to maintain minimum levels of tangible net worth and cash and investments.  As of March 5, 2009, the Company was in compliance with its debt covenants.

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

Patent Matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  On January 9, 2009, the Delaware Court entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  In the U.S. District Court for the Northern District of California, trial on a patent phase of the case has been stayed pending resolution of Rambus' appeal of the Delaware spoliation decision or order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California alleging that certain of the Company and Aptina’s image sensor products infringe two Panavision Imaging U.S. patents.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

 On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding three additional Mosaid patents.  On January 31, 2009, the Company and Mosaid agreed to dismiss the litigation, granting the Company a license under certain Mosaid patents, and transferring certain Company patents to Mosaid.

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

Antitrust Matters:  At least sixty-eight purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California court granted in part and denied in part the Company’s motion to dismiss plaintiffs’ second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks joint and several damages, trebled, as well as injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

Three purported class action DRAM lawsuits also have been filed against the Company in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  Those appeals are pending.

In February and March 2007, All American Semiconductor, Inc., Jaco Electronics, Inc., and the DRAM Claims Liquidation Trust each filed suit against the Company and other DRAM suppliers in the U.S. District Court for the Northern District of California after opting-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys’ fees, costs and injunctive relief.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the U.S. Department of Justice (“DOJ”) into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  In December 2008, the Company was informed that the DOJ closed its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from November 1, 1996 through December 31, 2005.  Additionally, at least 74 cases have been filed in various U.S. district courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from November 1, 1996 through December 31, 2006.  In September 2008, a class of direct purchasers was certified, and plaintiffs were granted leave to amend their complaint to cover Pseudo-Static RAM or “PSRAM” products as well.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  On March 19, 2009, the Company executed settlement agreements with both the direct purchaser class and the purported indirect purchaser class.  If approved by the Court, the agreements would resolve the pending U.S. class action SRAM litigation against the Company and release the Company from those claims.

Three purported class action SRAM lawsuits also have been filed against the Company in Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the SRAM cases filed in the United States.

In addition, three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices of Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in September 2009.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.  That appeal is pending.

The Company is unable to predict the outcome of these cases and therefore cannot estimate the range of possible loss.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Fair Value Measurements

SFAS No. 157 establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of March 5, 2009 were as follows:

	Level 1	Level 2	Total

Money market(1)	$395	$--	$395
Commercial paper(1)	--	85	85
U.S. government and agencies(1)	189	--	189
Certificates of deposit(1)	--	192	192
Marketable equity investments(2)	8	--	8
	$592	$277	$869

(1)Included in cash and equivalents
(2)Included in other noncurrent assets

Level 2 assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing market observable inputs.  During the first quarter of 2009, the Company recognized an other-than-temporary impairment of $7 million for marketable equity instruments.

Fair value measurements on a nonrecurring basis: As of March 5, 2009, non-marketable equity investments of $11 million were valued using Level 3 inputs.  In the second quarter and first six months of 2009, the Company identified events and circumstances that indicated the fair value of certain non-marketable equity investments sustained an other-than-temporary decline in value and recognized charges of $1 million and $3 million, respectively, to write down the carrying values of these investments to their estimated fair values.  The fair value measurements were determined using market multiples derived from industry-comparable companies which were classified as Level 3 inputs as they were unobservable and require management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments.

During the first quarter of 2009, the Company recorded loans with Nan Ya Plastics and Inotera at fair value because the stated interest rates were substantially lower than the prevailing rates for loans with comparable terms and collateral and for borrowers with similar credit ratings.  During the second quarter of 2009, the Company recorded other long-term contractual liabilities at fair values of $36 million (net of $39 million of discounts) based on prevailing rates for comparable obligations.  The fair values of these obligations were determined based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, as well as significant unobservable inputs (Level 3), including interest rates based on published rates for transactions involving parties with similar credit ratings as the Company.  (See “Debt” note.)

Equity Plans

As of March 5, 2009, the Company had an aggregate of 197.0 million shares of its common stock reserved for issuance under various equity plans, of which 131.1 million shares were subject to outstanding stock awards and 65.9 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 14.0 million and 20.8 million stock options during the second quarter and first six months of 2009, respectively, with weighted-average grant-date fair values per share of $1.34 and $1.66, respectively.  The Company granted 6.3 million and 6.5 million stock options during the second quarter and first six months of 2008, respectively, with weighted-average grant-date fair values per share of $2.48 and $2.53, respectively.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized by the Company were based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected lives of options granted in 2009 were based, in part, on historical experience and on the terms and conditions of the options.  The expected lives of options granted prior to 2009 were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized by the Company were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended		Six months ended
	March 5, 2009	February 28, 2008	March 5, 2009	February 28, 2008

Average expected life in years	4.99	4.25	4.91	4.25
Weighted-average expected volatility	79%	46%	73%	46%
Weighted-average risk-free interest rate	1.6%	2.9%	1.9%	2.9%

Restricted stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the second quarter of 2009 and 2008, the Company granted 0.2 million and 2.3 million shares, respectively, of service-based Restricted Awards.  During the first six months of 2009 and 2008, the Company granted 1.9 million and 3.6 million shares, respectively, of service-based Restricted Awards, and 1.7 million and 1.3 million shares, respectively, of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $2.07 and $4.40 for Restricted Awards granted during the second quarter and first six months of 2009, respectively, and $6.10 and $8.53 for Restricted Awards granted during the second quarter and first six months of 2008, respectively.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Six months ended
	March 5, 2009	February 28, 2008	March 5, 2009	February 28, 2008

Stock-based compensation expense by caption:
Cost of goods sold	$4	$4	$8	$7
Selling, general and administrative	6	6	8	12
Research and development	3	3	6	7
	$13	$13	$22	$26

Stock-based compensation expense by type of award:
Stock options	$8	$6	$15	$12
Restricted stock	5	7	7	14
	$13	$13	$22	$26

As of March 5, 2009, $95 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the second quarter of 2013, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  On February 23, 2009, the Company announced that it will phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho, facility, reducing employment there by as many as 2,000 positions by the end of 2009.

As a result of these actions, the Company recorded a net $66 million credit to restructure in the first quarter of 2009 and a restructure charge of $105 million in the second quarter of 2009.  The net credit in the first quarter of 2009 includes a $144 million gain in connection with the termination of the NAND Flash supply agreement, charges of $56 million to reduce the carrying value of certain 200mm wafer manufacturing equipment at its Boise, Idaho facility and charges of $22 million for severance and other termination benefits.  The charge in the second quarter of 2009 includes charges of $87 million to reduce the carrying value of certain 200mm wafer manufacturing equipment at its Boise, Idaho facility and charges of $17 million for severance and other termination benefits.  Excluding any gains or losses from equipment, the Company expects to incur additional restructure costs through 2009 of approximately $27 million, comprised primarily of severance and other employee related costs.

The following table summarizes restructure charges (credits) resulting from the Company’s 2009 restructure activities:

	Quarter ended		Six months ended
	March 5, 2009	December 4, 2008	March 5, 2009

Write-down of equipment	$87	$56	$143
Severance and other termination benefits	17	22	39
Gain from termination of NAND Flash supply agreement	--	(144)	(144)
Other	1	--	1
	$105	$(66)	$39

During the second and first quarters of 2009, the Company made cash payments of $16 million and $17 million, respectively, for severance and other termination benefits.  As of March 5, 2009, $7 million of restructure costs, primarily related to severance and other termination benefits, remained unpaid and were included in accounts payable and accrued expenses.  In connection with the termination of the NAND Flash memory supply agreement with Intel, in the first quarter of 2009, the Company recorded a receivable from Intel of $208 million that was settled in the second quarter of 2009.

Under a previous restructure plan initiated in the fourth quarter of 2007, the Company recorded charges of $8 million and $21 million for the second quarter and first six months of 2008, respectively, for severance and other employee related costs and to write down certain facilities to their fair values.

Other Operating (Income) Expense, Net

Other operating (income) expense for the second quarter and first six months of 2009 included losses of $29 million and $43 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the second quarter and first six months of 2008 included gains of $47 million and $57 million, respectively, on disposals of semiconductor equipment, and losses of $6 million and $33 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the first quarter of 2008 included $38 million of receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2009 and 2008 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009 and 2008 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options, warrants and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 228.7 million for the second quarter and first six months of 2009 and 255.0 million for the second quarter and first six months of 2008.

	Quarter ended		Six months ended
	March 5, 2009	February 28, 2008	March 5, 2009	February 28, 2008

Net loss available to common shareholders	$(751)	$(777)	$(1,457)	$(1,039)

Weighted-average common shares outstanding	773.9	772.4	773.6	772.2

Loss per share:
Basic	$(0.97)	$(1.01)	$(1.88)	$(1.35)
Diluted	(0.97)	(1.01)	(1.88)	(1.35)

Comprehensive Income (Loss)

Comprehensive loss for the second quarter of 2009 was ($754) million and included ($4) million of change in cumulative translation adjustment and de minimis amounts of change in minimum pension liability adjustment.  Comprehensive loss for the first six months of 2009 was ($1,456) million and included $4 million, net of tax, of unrealized gains on investment, ($4) million of change in cumulative translation adjustment and de minimis amounts of change in minimum pension liability adjustment. Comprehensive loss for the second quarter and first six months of 2008 was ($775) million and ($1,038) million, respectively, and included de minimis amounts of unrealized gains and losses on investments.

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  At inception and through March 5, 2009, the Company owned 51% and Intel owned 49% of IM Flash.  IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards. The number of managers appointed by each party adjusts depending on the parties’ ownership interests. These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.

IM Flash is a variable interest entity as defined by FIN 46(R) because all costs of IM Flash are passed to the Company and Intel through purchase agreements.  IMFT and IMFS are dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are also considered related parties under the provisions of FIN 46(R).  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is most closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel, and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is most closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $25 million and $57 million for the second quarter and first six months of 2009, respectively, and $29 million and $82 million for the second quarter and first six months of 2008, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $215 million and $533 million for the second quarter and first six months of 2009, respectively, and $241 million and $464 million for the second quarter and first six months of 2008, respectively.  As of March 5, 2009 and August 28, 2008, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $80 million and $144 million, respectively.  In addition, as of March 5, 2009, the Company had receivables from Intel of $29 million related to NAND Flash product design and process development activities.  As of March 5, 2009 and August 28, 2008, IM Flash had payables to Intel of $1 million and $4 million, respectively, for various services.

Under the terms of a wafer supply agreement, the Company manufactured wafers for IM Flash in its Boise, Idaho facility.  In the first quarter of 2009, the Company and Intel agreed to discontinue production of NAND flash memory for IM Flash at the Boise facility.  Pursuant to the terms of a termination agreement with Intel, the Company received $208 million from Intel in the second quarter of 2009.  Also in the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility.

IM Flash distributed $318 million and $463 million to Intel in the second quarter and first six months of 2009, respectively, and $331 million and $482 million to the Company in the second quarter and first six months of 2009, respectively.  In the second quarter of 2009, Intel contributed $24 million and the Company contributed $25 million to IM Flash.  Intel contributed $42 million and $192 million to IM Flash in the second quarter and first six months of 2008, respectively, and the Company contributed $44 million and $200 million to IM Flash in the second quarter and first six months of 2008, respectively.  The Company’s ability to access IM Flash’s cash and marketable investment securities ($239 million as of March 5, 2009) to finance the Company’s other operations is subject to agreement by the joint venture partners.

Total IM Flash assets and liabilities included in the Company’s balance sheets are as follows:

As of	March 5, 2009	August 28, 2008

Assets
Cash and equivalents	$239	$393
Receivables	96	169
Inventories	168	225
Other current assets	5	14
Total current assets	508	801
Property, plant and equipment, net	3,739	3,998
Other assets	63	58
Total assets	$4,310	$4,857

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$105	$166
Deferred income	138	67
Equipment purchase contracts	4	18
Current portion of long-term debt	6	5
Total current liabilities	253	256
Long-term debt	67	38
Other liabilities	4	5
Total liabilities	$324	$299

Amounts exclude intercompany balances that are eliminated in consolidation of the Company’s consolidated balance sheets. IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.

The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through March 5, 2009, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of March 5, 2009, deferred income and other liabilities included $52 million for this agreement.  MP Mask distributed $5 million to the Company and $5 million to Photronics in the first quarter of 2009.

MP Mask is a variable interest entity as defined by FIN 46(R), because all costs of MP Mask are passed on to the Company and Photronics through purchase agreements and MP Mask is dependent upon the Company and Photronics for any additional cash requirements.  The Company and Photronics are also considered related parties under the provisions of FIN 46(R).  As a result, the primary beneficiary of MP Mask is the entity that is most closely associated with MP Mask.  The Company considered several factors to determine whether it or Photronics is more closely associated with the joint venture.  The most important factor was the nature of the joint ventures’ operations relative to the Company and Photronics.  Based on those factors, the Company determined that it most closely associated with the joint ventures and therefore it is the primary beneficiary.  Accordingly, the financial results of MP Mask are included in the Company’s consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.

Total MP Mask assets and liabilities included in the Company’s balance sheets are as follows:

As of	March 5, 2009	August 28, 2008

Current assets	$28	$27
Noncurrent assets (primarily property, plant and equipment)	106	121
Current liabilities	6	11

Amounts exclude intercompany balances that are eliminated in consolidation of the Company’s consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other assets of the Company.

In 2008, the Company completed the construction of a facility to produce photomasks and leased the facility to Photronics under a build to suit lease agreement, with quarterly lease payments through January 2013.  As of March 5, 2009, other receivables included $12 million and other noncurrent assets included $40 million for this lease.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company (“HP”).  The financial results of TECH are included in the Company’s consolidated financial statements and all amounts pertaining to Canon Inc. and HP are reported as noncontrolling interests in subsidiaries.

On February 23, 2009, the Company entered into a term loan agreement with the EDB that enables the Company to borrow up to $300 million Singapore Dollars at 5.38% ($194 million U.S. Dollars as of March 5, 2009).  The Company is required to use the proceeds from any borrowing under the facility to make equity contributions to TECH.  On February 27, 2009, the Company drew $150 million Singapore dollars under the facility and used the proceeds to purchase 85.1 million shares of TECH for $99 million.  Because the Company’s joint venture partners in TECH did not participate in the capital call, the Company’s interest in TECH increased from approximately 73% to approximately 76%.  (See “Debt” note.)

TECH’s cash and marketable investment securities ($184 million as of March 5, 2009) are not anticipated to be available to finance the Company’s other operations.  In March, 2008, TECH entered into a credit facility, which is guaranteed, in part, by the Company.

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

	Quarter ended		Six months ended
	March 5, 2009	February 28, 2008	March 5, 2009	February 28, 2008

Net sales:
Memory	$910	$1,224	$2,132	$2,590
Imaging	83	135	263	304
Total consolidated net sales	$993	$1,359	$2,395	$2,894

Operating income (loss):
Memory	$(606)	$(751)	$(1,281)	$(1,002)
Imaging	(102)	(21)	(99)	(30)
Total consolidated operating loss	$(708)	$(772)	$(1,380)	$(1,032)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the Company’s DRAM development costs relative to Nanya, Inotera's transition to the Company's stack process technology and manufacturing plans for CMOS image sensors; in “Net Sales” regarding production levels for the third quarter of 2009 and future increases in NAND production; in “Gross Margin” regarding the effects of production slowdowns on costs for the third quarter of 2009 and future charges for inventory write-downs; in “Research and Development” regarding research and development expenses for the third quarter of 2009; in “Restructure” regarding the remaining costs of restructure plans; in “Liquidity and Capital Resources” regarding capital spending in 2009, future distributions from IM Flash to Intel and capital contributions to TECH; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2008.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009, which ends on September 3, 2009, contains 53 weeks.  All production data reflects production of the Company and its consolidated joint ventures.

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

The semiconductor memory industry is experiencing a severe downturn due to a significant oversupply of products.  The downturn has been exacerbated by global economic conditions which have adversely affected demand for semiconductor memory products.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products for the second quarter of 2009 decreased 30% and 13%, respectively, compared to the first quarter of 2009 after decreasing 34% and 24%, respectively, for the first quarter of 2009 as compared to the fourth quarter of 2008.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products in 2008 were down 51% and 67%, respectively, compared to 2007 and down 63% and 85%, respectively, compared to 2006.  These declines significantly outpaced the long-term historical trend.  As a result of these market conditions, the Company and other semiconductor memory manufacturers have reported negative gross margins and substantial losses in recent periods.  In the first six months of 2009, the Company reported a net loss of $1.5 billion after reporting a net loss of $1.6 billion for 2008.

In response to these market conditions, the Company initiated restructure plans in 2009, primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  On February 23, 2009, the Company announced that it will phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho, facility, reducing employment there by as many as 2,000 positions by the end of 2009.  The Company has also undertaken additional cost savings measures to increase its competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, suspension of matching contributions under the Company’s 401(k) employee savings plan and reduction of other discretionary costs such as outside services, travel and overtime.

The effects of the worsening global economy and the tightening credit markets are also making it increasingly difficult for semiconductor memory manufacturers to obtain external sources of financing to fund their operations.  Although the Company believes that it is better positioned than some of its peers, it faces challenges in the current and near-term that require it to continue to make significant improvements in its competitiveness.  Additionally, the Company is pursuing further financing alternatives, further reducing capital expenditures and implementing further cost reduction initiatives.

DRAM joint ventures with Nanya Technology Corporation (“Nanya”): The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs are expected to exceed Nanya’s development costs by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  The Company recognized $26 million and $54 million of license revenue from this agreement in the second quarter and first six months of 2009, respectively, and since May 2008 through March 5, 2009 has recognized $90 million of cumulative license revenue.  In addition, the Company expects to receive royalties in future periods from Nanya for stack DRAM products manufactured by or for Nanya.

The Company has also partnered with Nanya in investments in two Taiwan DRAM memory companies:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of March 5, 2009, the ownership of Inotera was held 35.6% by Nanya, 35.5% by the Company and the balance was publicly held.  As of March 5, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company. The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.

Inotera and MeiYa each have fiscal years that end on December 31.  As these fiscal years differ from that of the Company’s fiscal year, the Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from proceeds of a $200 million two-year term loan received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and an $85 million six-month term loan received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in the investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, total consideration for the Company’s equity investment in Inotera was $377 million.  The Company’s results of operations for the second quarter of 2009 reflect a $56 million net loss on equity method investments for the Company’s share of Inotera’s loss from the acquisition date to December 31, 2008.

The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Supply Agreement”) pursuant to which Inotera will sell to the Company and Nanya trench and stack DRAM products manufactured by Inotera.  Inotera’s current trench production capacity is expected to transition to the Company’s stack process technology.  Inotera will sell to the Company and Nanya all of the trench DRAM products manufactured by Inotera other than trench DRAM products that were to be sold by Inotera to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”).  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  Under the Supply Agreement, with respect to trench DRAM products, the Company will purchase the products resulting from 50% of Inotera’s aggregate trench DRAM production less the trench DRAM products contemplated to be purchased by Qimonda pursuant to the Qimonda Supply Agreement.  Under the supply agreement, with respect to stack DRAM products, the Company will purchase the products resulting from 50% of the aggregate stack DRAM production.  Under the Supply Agreement, the pricing formula that determines the amounts to be paid by the Company for DRAM products includes manufacturing costs and margins associated with the products purchased.

In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench products from Inotera under the Qimonda Supply Agreement.  Pursuant to the Company’s obligations under the Supply Agreement, the Company recorded $51 million in cost of goods sold in the second quarter of 2009 for its obligations to Inotera as a result of Qimonda’s default.

MeiYa:  In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  In addition, during the first quarter of 2009, the Company received $50 million from MeiYa, half of which was accounted for as a technology transfer fee and half as a reduction of the Company’s investment in MeiYa.  In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties will cease future funding of, and resource commitments to, MeiYa.

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

Inventory Write-Downs: The Company’s results of operations for the second and first quarters of 2009 and fourth, second and first quarters of 2008 included charges of $234 million, $369 million, $205 million, $15 million and $62 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Results of Operations

	Second Quarter				First Quarter		Six Months
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2009	% of net sales	2008	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$910	92%	$1,224	90%	$1,222	87%	$2,132	89%	$2,590	89%
Imaging	83	8%	135	10%	180	13%	263	11%	304	11%
	$993	100%	$1,359	100%	$1,402	100%	$2,395	100%	$2,894	100%

Gross margin:
Memory	$(269)	(30)%	$(76)	(6)%	$(502)	(41)%	$(771)	(36)%	$(115)	(4)%
Imaging	2	2%	33	24%	53	29%	55	21%	77	25%
	$(267)	(27)%	$(43)	(3)%	$(449)	(32)%	$(716)	(30)%	$(38)	(1)%

SG&A	$90	9%	$120	9%	$102	7%	$192	8%	$232	8%
R&D	168	17%	180	13%	178	13%	346	14%	343	12%
Restructure	105	11%	8	1%	(66)	(5)%	39	2%	21	1%
Goodwill impairment	58	6%	463	34%	--	--	58	2%	463	16%
Other operating (income) expense, net	20	2%	(42)	(3)%	9	1%	29	1%	(65)	(2)%
Net income (loss)	(751)	(76)%	(777)	(57)%	(706)	(50)%	(1,457)	(61)%	(1,039)	(36)%

The Company’s second quarter of 2009, which ended March 5, 2009, contained 13 weeks as compared to 14 weeks for the first quarter of 2009 and 13 weeks for the second quarter of 2008.

Net Sales

Total net sales for the second quarter of 2009 decreased 29% as compared to the first quarter of 2009 primarily due to a 26% decrease in Memory sales and a 54% decrease in Imaging sales.  Memory sales for the second quarter of 2009 reflect significant declines in per gigabit average selling prices as compared to the first quarter of 2009.  Memory sales were 92% of total net sales for the second quarter of 2009 as compared to 87% and 90%, respectively, for the first quarter of 2009 and second quarter of 2008.  Total net sales for the second quarter of 2009 decreased 27% as compared to the second quarter of 2008 primarily due to a 26% decrease in Memory sales and a 39% decrease in Imaging sales.  Total net sales for the first six months of 2009 decreased 17% as compared to the first six months of 2008 primarily due to an 18% decrease in Memory sales and a 13% decrease in Imaging sales.

In response to adverse market conditions, the Company shut down production of NAND for IM Flash at the Company’s Boise fabrication facility in the second quarter of 2009 and announced that it would shut down the remainder of its production at the Boise fabrication facility by the end of 2009.  In addition, the Company implemented temporary production slowdowns at some of its manufacturing facilities during the second quarter of 2009.  The shutdown of the Company’s Boise fabrication facility and slowdowns at other facilities reduced production output for Memory and Imaging products for the second quarter of 2009 and are expected to reduce production output for the remainder of 2009.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company recognized royalty and license revenue of $33 million in the second quarter of 2009, $36 million in the first quarter of 2009 and $5 million in the second quarter of 2008.

Memory:  Memory sales for the second quarter of 2009 decreased 26% from the first quarter of 2009 as sales of DRAM products decreased by 30% and sales of NAND Flash products decreased 20%.

Sales of DRAM products for the second quarter of 2009 decreased from the first quarter of 2009 primarily due to a 30% decline in average selling prices.  Gigabit production of DRAM products decreased approximately 8% for the second quarter of 2009 as compared to the first quarter of 2009, primarily due to production slowdowns implemented at several facilities and one less week in the quarter, mitigated by efficiencies from improvements in product and process technologies.  Sales of DDR2 and DDR3 DRAM products were 26% of the Company’s total net sales in the second quarter of 2009, as compared to 25% for the first quarter of 2009 and 28% for the second quarter of 2008.

Sales of NAND Flash products for the second quarter of 2009 decreased from the first quarter of 2009 primarily due to a 13% decline in average selling prices per gigabit and an 8% decrease in gigabits sold as a result of production decreases.  Gigabit production of NAND Flash products decreased 5% for the second quarter of 2009 as compared to the first quarter of 2009 primarily due to the shutdown of NAND Flash production for IM Flash at the Company’s Boise wafer fabrication facility near the end of the first quarter of 2009 and one less week in the quarter, mitigated by production efficiencies achieved by transitions to higher density, advanced geometry devices.  The Company expects that its gigabit production of NAND Flash products will increase at a slower rate in 2009 than in 2008 primarily due to the completion of production ramps at new 300mm manufacturing facilities in 2008 and the shutdown of NAND Flash production at the Boise fabrication facility.  Sales of NAND Flash products represented 43% of the Company’s total net sales for the second quarter of 2009 as compared to 38% for the first quarter of 2009 and 36% for the second quarter of 2008.

Memory sales for the second quarter of 2009 decreased 26% from the second quarter of 2008 as sales of DRAM products decreased by 34% and sales of NAND Flash products decreased 13%.  The decrease in sales of DRAM products for the second quarter of 2009 from the second quarter of 2008 was primarily the result of a 57% decline in average selling prices mitigated by a 43% increase in gigabits sold.  Gigabit production of DRAM products increased 43% for the second quarter of 2009 as compared to the second quarter of 2008, primarily due to production efficiencies from improvements in product and process technologies as well as the additional week in the quarter.  Sales of NAND Flash products for the second quarter of 2009 decreased 13% from the second quarter of 2008 primarily due to a 57% decline in average selling prices mitigated by a 102% increase in gigabits sold.  The significant increase in gigabit sales of NAND Flash products was primarily due to an 89% increase in production primarily as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.

Memory sales for the first six months of 2009 decreased 18% from the first six months of 2008 as sales of DRAM products decreased by 27% and sales of NAND Flash products decreased 3%.  The decrease in sales of DRAM products for the first six months of 2009 from the first six months of 2008 was primarily the result of a 52% decline in average selling prices mitigated by a 43% increase in gigabits sold.  Gigabit production of DRAM products increased 49% for the first six months of 2009 as compared to the first six months of 2008, primarily due to production efficiencies from improvements in product and process technologies as well as the additional week in the quarter.  Sales of NAND Flash products for the first six months of 2009 decreased 3% from the first six months of 2008 primarily due to a 61% decline in average selling prices mitigated by a 146% increase in gigabits sold.  The significant increase in gigabit sales of NAND Flash products was primarily due to a 117% increase in production primarily as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.

Imaging:  Imaging sales for the second quarter of 2009 decreased 54% as compared to the first quarter of 2009 primarily due to decreases in unit sales stemming from weakness in the mobile phone markets.  Imaging sales for the second quarter and first six months of 2009 decreased by 39% and 13%, respectively, from the corresponding periods of 2008 primarily due to decreased units sales, particularly for products with 2-megapixel or lower resolution, and declines in average selling prices.  Imaging sales were approximately 8% of the Company’s total net sales for the second quarter of 2009 as compared to 13% for the first quarter of 2009 and 10% for the second quarter of 2008.

Gross Margin

The Company’s overall gross margin percentage for the second quarter of 2009 improved to negative 27% from negative 32% for the first quarter of 2009, primarily due to an improvement in the gross margin for Memory partially offset by a decline in the gross margin for Imaging.  Production slowdowns implemented at some of the Company’s manufacturing facilities during the second quarter of 2009 adversely affected per megabit costs of Memory products and per unit costs of Imaging products and the continuation of these slowdowns is expected to have an adverse effect on costs for the third quarter of 2009.  The Company’s overall gross margin percentage in the second quarter of 2009 declined from negative 3% for the second quarter of 2008 due to a decline in the gross margin percentage for Memory, primarily as a result of significant decreases in average selling prices mitigated by cost reductions, as well as a decline in the gross margin for Imaging.  The Company’s overall gross margin percentage declined from negative 1% for the first six months of 2008 to negative 30% for the first six months of 2009 primarily due to a decline in the gross margin for Memory, primarily as a result of significant decreases in average selling prices and inventory write-downs, as well as a decline in the gross margin for Imaging.

Memory:  The Company’s gross margin percentage for Memory products improved to negative 30% for the second quarter of 2009 from negative 41% for the first quarter of 2009 primarily due to an improvement in the gross margin for NAND Flash products partially offset by a slight decline in the gross margin for DRAM products.  Gross margins for DRAM and NAND Flash products for the second quarter of 2009 were adversely affected by declines in average selling prices, mitigated by reductions in manufacturing costs.  Gross margins for Memory products for the second quarter of 2009 were also adversely impacted by idle facility charges of approximately $60 million, primarily from Inotera and IM Flash’s Singapore facility.

The Company’s gross margins for Memory in 2009 and 2008 were impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  The impact of inventory write-downs on gross margins for all periods reflects the period-end inventory write-down less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on gross margin by period were as follows:

	Second Quarter		First Quarter	Six Months
	2009	2008	2009	2009	2008
	(amounts in millions)

Period-end inventory write-downs	$(234)	$(15)	$(369)	$(603)	$(77)
Estimated net effect of previous write-downs	277	50	157	434	64
Net effect of inventory write-downs	$43	$35	$(212)	$(169)	$(13)

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

The Company’s gross margin for NAND Flash products for the second quarter of 2009 improved from the first quarter of 2009, despite the 13% decrease in average selling prices per gigabit, primarily due to the effects of inventory write-downs and a reduction in manufacturing costs per gigabit.  Costs of NAND Flash products were also reduced as a result of lower prices for products purchased for sale under the Company’s Lexar brand.  The Company’s NAND Flash costs per gigabit were 31% lower in the second quarter of 2009 compared to the first quarter of 2009 (6% of which was due to the favorable net effects of inventory write-downs) primarily due to increased production of higher-density, advanced-geometry devices.  Sales of NAND Flash products include sales from IM Flash to Intel at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $215 million for the second quarter of 2009, $318 million for the first quarter of 2009 and $241 million for the second quarter of 2008.  IM Flash sales to Intel were $533 million for the first six months of 2009 and $464 million for the first six months of 2008.

The Company’s gross margin for DRAM products for the second quarter of 2009 declined slightly from the first quarter of 2009, primarily due to the 30% decrease in average selling prices per gigabit mitigated by a reduction in cost per gigabit.  The Company’s DRAM costs per gigabit were 26% lower in the second quarter of 2009 compared to the first quarter of 2009 (21% of which was due to the favorable net effects of inventory write-downs) due to production efficiencies achieved through transitions to higher-density, advanced-geometry devices, which were partially offset by the impact from production slowdowns implemented at a number of facilities in response to declining demand and by idle capacity costs.

The Company’s gross margin percentage for Memory products declined from negative 6% for the second quarter of 2008 to negative 30% for the second quarter of 2009 primarily due a decline in the gross margins for DRAM products partially offset by improvements in the gross margins for NAND Flash products.  Declines in gross margins on sales of DRAM products for the second quarter of 2009 as compared to the second quarter of 2008 were primarily due to the 57% decline in average selling prices mitigated by per gigabit cost reductions of 31%.  Gross margins on NAND Flash products for the second quarter of 2009 improved from the second quarter of 2008 primarily due to per gigabit cost reductions of 60% partially offset by the 57% decline in average selling prices.

The Company’s gross margin percentage for Memory products declined from negative 4% for the first six months of 2008 to negative 36% for the first six months of 2009 primarily due to declines in the gross margin for both DRAM and NAND Flash products.  Declines in gross margins on sales of DRAM products for the first six months of 2009 as compared to the first six months of 2008 were primarily due to the 52% decline in average selling prices and inventory write-downs mitigated by per gigabit cost reductions.  The Company’s DRAM costs per gigabit were 26% lower in the first six months of 2009 compared to the first six months of 2008, despite an adverse net effect on cost per gigabit of 8% due to inventory write-downs.  Gross margins on NAND Flash products for the first six months of 2009 declined from the first six months of 2008 primarily due to the 61% decline in average selling prices mitigated by per gigabit cost reductions of 56%.

In the second quarter of 2009, the Company’s TECH Semiconductor Singapore Pte. Ltd. (“TECH”) joint venture accounted for approximately 21% of the Company’s total wafer production.  TECH primarily produced DDR and DDR2 products in 2009 and 2008.  Since TECH utilizes the Company’s product designs and process technology and has a similar manufacturing cost structure, the gross margin on sales of TECH products approximates gross margins on sales of similar products manufactured by the Company’s wholly-owned operations.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Consolidated Joint Ventures – TECH Semiconductor Singapore Pte. Ltd.”)

Imaging:  The Company’s gross margin percentage for Imaging declined from 29% for the first quarter of 2009 to 2% for the second quarter of 2009 primarily due to increased unit costs due to production slowdowns as the Company significantly reduced its production of Imaging products in the second quarter of 2009 in response to reduced market demand.  The Company’s gross margin percentage for Imaging declined from 24% for the second quarter of 2008, primarily due to declines in average selling prices and increased costs due to production slowdowns.  The Company’s gross margin percentage for Imaging declined from 25% for the first six months of 2008 to 21% for the first six months of 2009 primarily due to declines in average selling prices mitigated by a shift in product mix to products with 3-megapixels or more that realized higher margins.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2009 decreased 12% from the first quarter of 2009, primarily due to one less week in the second quarter of 2009 and lower payroll expenses and other costs related to the Company’s restructure initiatives.  SG&A expenses for the second quarter of 2009 decreased 25% from the second quarter of 2008 primarily due to lower payroll expenses and other costs related to the Company’s restructure initiatives and lower legal expenses.  SG&A expenses for the first six months of 2009 decreased 17% from the first six months of 2008, despite the additional week in the period, primarily due to lower payroll expenses and other costs related to the Company’s restructure initiatives.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.

For the Company’s Memory segment, SG&A expenses as a percentage of sales were 9% for the second quarter of 2009, 7% for the first quarter of 2009, 8% for the second quarter of 2008, 8% for the first six months of 2009 and 8% for the first six months of 2008.  For the Imaging segment, SG&A expenses as a percentage of sales were 12% for the second quarter of 2009, 8% for the first quarter of 2009, 13% for the second quarter of 2008, 10% for the first six months of 2009 and 11% for the first six months of 2008.

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

R&D expenses for the second quarter of 2009 decreased 6% from the first quarter of 2009 primarily due to increased costs associated with the additional week in the first quarter of 2009.  R&D expenses for the second quarter of 2009 decreased 7% from the second quarter of 2008 primarily due to lower payroll costs from the Company’s cost reduction initiatives.  R&D expenses for the first six months of 2009 were relatively unchanged from the first six months of 2008, primarily due to decreases in development wafers processed and lower payroll costs offset by lower reimbursements under a NAND Flash R&D cost-sharing arrangement with Intel Corporation.  As a result of reimbursements received under this cost-sharing arrangement, R&D expenses were reduced by $25 million for the second quarter of 2009, $32 million for the first quarter of 2009, $29 million for the second quarter of 2008, $57 million for the first six months of 2009 and $82 million for the first six months of 2008.  The Company anticipates R&D expenses to approximate $175 million to $180 million in the third quarter of 2009.

For the Company’s Memory segment, R&D expenses as a percentage of sales were 15% for the second quarter of 2009, 11% for the first quarter of 2009, 12% for the second quarter of 2008, 13% for the first six months of 2009 and 10% for the first six months of 2008.  For the Imaging segment, R&D expenses as a percentage of sales were 42% for the second quarter of 2009, 22% for the first quarter of 2009, 27% for the second quarter of 2008, 28% for the first six months of 2009 and 25% for the first six months of 2008.

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

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  On February 23, 2009, the Company announced that it will phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho, facility, reducing employment there by as many as 2,000 positions by the end of 2009.

As a result of these actions, the Company recorded a net $66 million credit to restructure in the first quarter of 2009 and a restructure charge of $105 million in the second quarter of 2009.  The net credit in the first quarter of 2009 includes a $144 million gain in connection with the termination of the NAND Flash supply agreement, charges of $56 million to reduce the carrying value of certain 200mm wafer manufacturing equipment at its Boise, Idaho facility and charges of $22 million for severance and other termination benefits.  The charge in the second quarter of 2009 includes charges of $87 million to reduce the carrying value of certain 200mm wafer manufacturing equipment at its Boise, Idaho facility and charges of $17 million for severance and other termination benefits.  Excluding any gains or losses from equipment, the Company expects to incur additional restructure costs through 2009 of approximately $27 million, comprised primarily of severance and other employee related costs.

The following table summarizes restructure charges (credits) resulting from the Company’s 2009 restructure activities:

	Quarter ended		Six months ended
	March 5, 2009	December 4, 2008	March 5, 2009

Write-down of equipment	$87	$56	$143
Severance and other termination benefits	17	22	39
Gain from termination of NAND Flash supply agreement	--	(144)	(144)
Other	1	--	1
	$105	$(66)	$39

Under a previous restructure plan initiated in the fourth quarter of 2007, the Company recorded charges of $8 million and $21 million for the second quarter and first six months of 2008, respectively, for severance and other employee related costs and to write down certain facilities to their fair values.

Goodwill Impairment

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors have experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of 2009, the Company performed an assessment of goodwill for impairment.  Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Imaging segment exceeded its estimated fair value as of March 5, 2009.  Therefore, the Company performed a preliminary second step of the impairment test to estimate the implied fair value of goodwill.  The preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Imaging segment and accordingly, the Company wrote off all $58 million of goodwill associated with its Imaging segment as of March 5, 2009.  Any adjustments to the estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the third quarter of 2009.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

In the second quarter of 2008, the Company wrote off all $463 million of its goodwill relating to its Memory segment based on the results of its test for impairment.

Other Operating (Income) Expense, Net

Other operating (income) expense for the second quarter and first six months of 2009 included losses of $29 million and $43 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the first quarter of 2009 included losses of $14 million on disposals of semiconductor equipment.  Other operating (income) expense for the second quarter and first six months of 2008 included gains of $47 million and $57 million, respectively, on disposals of semiconductor equipment, and losses of $6 million and $33 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the first six months of 2008 included $38 million of receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income taxes for 2009 and 2008 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009 and 2008 was substantially offset by changes in the valuation allowance.

Equity in Net Losses of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies that are accounted for as equity method investments:  Inotera and MeiYa.  Inotera and MeiYa each have fiscal years that end on December 31.  As these fiscal years from that of the Company’s fiscal year, the Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.  The Company recognized losses from these equity method investments of $56 million and $5 million, respectively, for the second and first quarters of 2009.  In the second quarter of 2009, the loss on equity method investments includes a credit of $8 million credit for the amortization of the difference between the Company’s investment in Inotera and its proportionate interest in the carrying value of Inotera’s equity.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2009 and 2008 primarily reflects the share of income or losses of the Company’s TECH joint venture attributable to the noncontrolling interests in TECH.  On February 27, 2009, the Company purchased 85.1 million shares of TECH for $99 million.  Because the Company’s joint venture partners in TECH did not participate in the capital call, noncontrolling interests in TECH decreased from approximately 27% to approximately 24%.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the second quarter of 2009, the first quarter of 2009 and second quarter of 2008 was $13 million, $9 million and $13 million, respectively.  Total compensation cost for the Company’s equity plans for the first six months of 2009 and 2008 was $22 million and $26 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether performance conditions will be achieved for the Company’s performance-based stock grants.  As of March 5, 2009, $95 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the second quarter of 2013.

Liquidity and Capital Resources

As of March 5, 2009, the Company had cash and equivalents and short-term investments totaling $932 million compared to $1,362 million as of August 28, 2008.  The balance as of March 5, 2009, included $239 million held at the Company’s IM Flash joint venture and $184 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, many financing instruments used by the Company in the past may not be available on terms acceptable to the Company.  The Company has significantly reduced its planned capital expenditures for 2009.  In addition, the Company is pursuing further financing alternatives, further reducing capital expenditures and implementing further cost reduction initiatives.

Operating activities:  The Company generated $698 million of cash from operating activities in the first six months of 2009, which primarily reflects the Company’s $1,457 million of net loss adjusted by $1,134 million for noncash depreciation and amortization expense, $603 million for noncash charges to write down inventories to estimated market value and a $374 million decrease in receivables.

Investing activities:  Net cash used by investing activities was $618 million in the first six months of 2009, which included cash expenditures of $408 million for the Company’s 35.5% interest in Inotera and cash expenditures of $375 million for property, plant and equipment partially offset by the net effect of maturities and purchases of marketable investment securities of $124 million.  A significant portion of the capital expenditures relate to the ramp of IM Flash facilities and 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects 2009 capital spending to approximate $650 million to $700 million.  As of March 5, 2009, the Company had commitments of approximately $150 million for the acquisition of property, plant and equipment, of which approximately $50 million is expected to be paid within one year.

In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a Taiwanese DRAM memory manufacturer, from Qimonda AG for $398 million in cash and incurred $10 million of costs and other fees in connection with the acquisition.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Financing activities:  Net cash used by financing activities was $391 million in the first six months of 2009, which primarily reflects $468 million of distributions to joint venture partners, $234 million in debt payments and $98 million in payments on equipment purchase contracts partially offset by $382 million in proceeds from borrowings.

In the first quarter of 2009, in connection with the purchase of its 35.5% interest in Inotera, the Company entered into a two-year, variable rate term loan with Nan Ya Plastics and a six-month, variable rate term loan with Inotera.  On November 26, 2008, the Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera, which are payable at the end of each loan term.  Under the terms of the loan agreements, interest is payable quarterly at LIBOR plus 2%.  The interest rates reset quarterly and were 3.2% per annum as of March 5, 2009.  The Company recorded the debt net of aggregate discounts of $31 million, which will be recognized as interest expense over the respective lives of the loans, based on imputed interest rates of 12.1% for the Nan Ya Plastics loan and 11.6% for the Inotera loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $323 million as of March 5, 2009).

On February 23, 2009, the Company entered into a term loan agreement with the Singapore Economic Development Board (“EDB”) that enables the Company to borrow up to $300 million Singapore dollars at 5.38% ($194 million U.S. dollars as of March 5, 2009).  The Company is required to use the proceeds from any borrowings under the agreement to make equity contributions to its joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  The loan agreement further requires that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  On February 27, 2009, the Company drew $150 million Singapore dollars ($97 million U.S. dollars), which is due in February 2012 with quarterly interest payments.  The Company may draw the remaining $150 million Singapore dollars through February 2010.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

Joint ventures:  In the first six months of 2009, IM Flash distributed $463 million to Intel and the Company estimates that it will make additional distributions to Intel of approximately $270 million through the remainder of 2009.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.

On February 27, 2009, the Company purchased 85.1 million shares of TECH for $99 million, increasing its interest in TECH from approximately 73% to approximately 76%.  The Company expects to make additional capital contributions to TECH in 2009.  The timing and amount of these contributions is subject to market conditions and partner participation.

Contractual obligations:  As of March 5, 2009, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2009	2010	2011	2012	2013	2014 and thereafter
	(amounts in millions)
Notes payable[1]	$2,590	$174	$340	$447	$280	$24	$1,325
Capital lease obligations[1]	672	78	152	265	50	19	108
Operating leases	80	9	17	14	10	9	21

[1] Includes interest

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities.  The Company adopted FSP No. FAS 140-4 and FIN 46(R)-8 effective in the second quarter of 2009.  The scope of FSP No. FAS 140-4 and FIN 46(R)-8 is limited to disclosures and the adoption had no impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate as interest cost is recognized in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 at the beginning of 2010.  On adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May of 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that debt recognized on issuance of the $1.3 billion convertible senior notes would be approximately $400 million lower under FSP No. APB 14-1.  This difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes.  The Company is continuing to evaluate the full impact that the adoption of FSP No. APB 14-1 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose.  The Company is required to adopt SFAS No. 141(R) effective at the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  The Company is evaluating the impact the adoption of SFAS No. 160 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities at the beginning of 2010 and it is evaluating the impact the adoption will have on its financial statements.

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

Goodwill and intangible assets:  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate (including declines in selling prices for products) or a decision to sell or dispose of a reporting unit.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of each reporting unit is compared to the carrying value of the net assets assigned to the unit.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired.  If the carrying value of the reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of all of the Company’s tangible and intangible assets and liabilities.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Determining when to test for impairment, the Company’s reporting units, the fair value of a reporting unit and the fair value of assets and liabilities within a reporting unit, requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, judgments and assumptions are required to allocate assets and liabilities to reporting units.  In the second quarter of 2009, the Company wrote off all $58 million of the Imaging goodwill based on the results of its test for impairment.  In the second quarter of 2008, the Company wrote off all $463 million of its goodwill relating to its Memory segment based on the results of its test for impairment.

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges to write down the carrying value of inventories of memory products to their estimated market values of $234 million for the second quarter of 2009, $369 million for the first quarter of 2009 and $282 million in aggregate for 2008.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $50 million at March 5, 2009.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 5, 2009, $2,027 million of the Company’s $2,895 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt was $1,996 million as of March 5, 2009 and was $2,167 million as of August 28, 2008.  The Company estimates that as of March 5, 2009, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $34 million.  As of March 5, 2009, $868 million of the Company’s debt was at variable interest rates and an increase of 1% would increase annual interest expense by approximately $8 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held aggregate cash and other assets in foreign currencies valued at U.S. $210 million as of March 5, 2009 and U.S. $425 million as of August 28, 2008.  The Company also had aggregate foreign currency liabilities valued at U.S. $563 million as of March 5, 2009 and U.S. $580 million as of August 28, 2008.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	March 5, 2009			August 28, 2008
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$18	$20	$4	$84	$130	$25
Net deferred tax assets	--	94	2	--	85	2
Accounts payable and accrued expenses	(74)	(153)	(32)	(105)	(127)	(61)
Debt	(173)	(7)	(3)	(49)	(108)	(4)
Other liabilities	(6)	(52)	(35)	(8)	(45)	(43)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of March 5, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for yen and the euro.

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

A number of other suits involving Rambus are currently pending in Europe alleging that certain of the Company’s SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against the Company and Reptronic (a distributor of the Company’s products) in the Court of First Instance of Paris, France; on September 29, 2000, the Company filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, the Company filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of the Company’s DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642.  In the European suits against the Company, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent was upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California.  The complaint alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging among other things, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of the Company and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on the Company’s antitrust and fraud claims.  On November 24, 2008, the Court granted partial summary judgment of infringement in favor of Rambus on one of the patent claims at issue in the case.  Trial on the patent phase of that case has been stayed pending resolution of Rambus’ appeal of the Delaware spoliation decision or order of the California Court.

On July 24, 2006, the Company filed a declaratory judgment action against Mosaid Technologies, Inc. (“Mosaid”) in the U.S. District Court for the Northern District of California seeking, among other things, a court determination that fourteen Mosaid patents are invalid, not enforceable, and/or not infringed.  On July 25, 2006, Mosaid filed a lawsuit against the Company and others in the U.S. District Court for the Eastern District of Texas alleging infringement of nine Mosaid patents.  On August 31, 2006, Mosaid filed an amended complaint adding three additional Mosaid patents.  On January 31, 2009, the Company and Mosaid agreed to dismiss the litigation, granting the Company a license under certain Mosaid patents, and transferring certain Company patents to Mosaid.

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California alleging that certain of the Company and Aptina’s image sensor products infringe two Panavision Imaging U.S. patents.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

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

Antitrust Matters

A number of purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek joint and several damages, trebled, as well as restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.

Additionally, three cases have been filed against the Company in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008 respectively.  Plaintiffs have filed an appeal of each of those decisions.  Those appeals are pending.

In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks joint and several damages, trebled, as well as injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.

On February 28, 2007, February 28, 2007 and March 8, 2007, cases were filed against the Company and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by All American Semiconductor, Inc., Jaco Electronics, Inc. and DRAM Claims Liquidation Trust, respectively, that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys’ fees, costs, and injunctive relief.

On October 11, 2006, the Company received a grand jury subpoena from the U.S. District Court for the Northern District of California seeking information regarding an investigation by the U.S. Department of Justice (“DOJ”) into possible antitrust violations in the “Static Random Access Memory” or “SRAM” industry.  In December 2008, the Company was informed that the DOJ closed its investigation of the SRAM industry.

Subsequent to the issuance of subpoenas to the SRAM industry, a number of purported class action lawsuits have been filed against the Company and other SRAM suppliers.  Six cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that purchased SRAM directly from various SRAM suppliers during the period from November 1, 1996 through December 31, 2005.  Additionally, at least 74 cases have been filed in various U.S. district courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased SRAM and/or products containing SRAM from various SRAM suppliers during the time period from November 1, 1996 through December 31, 2006.  In September 2008, a class of direct purchasers was certified, and plaintiffs were granted leave to amend their complaint to cover Pseudo-Static RAM or “PSRAM” products as well.  The complaints allege price fixing in violation of federal antitrust laws and state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  On March 19, 2009, the Company executed settlement agreements with both the direct purchaser class and the purported indirect purchaser class.  If approved by the Court, the agreements would resolve the pending U.S. class action SRAM litigation against the Company and release the Company from those claims.

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

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including a conspiracy to restrict output and fix prices of Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in September 2009.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaints.

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

In addition, on March 23, 2006 a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint is based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint seeks unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint is derivative in nature and does not seek monetary damages from the Company.  However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.  That appeal is pending.

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

For the second quarter of 2009, average selling prices of DRAM and NAND Flash products decreased 30% and 13%, respectively, as compared to the first quarter of 2009.  For the first quarter of 2009, average selling prices of DRAM and NAND Flash products decreased 34% and 24%, respectively, as compared to the fourth quarter of 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  Currently, and at times in the past, average selling prices for our memory products have been below our costs.  We recorded aggregate inventory write-downs of $234 million for the second quarter of 2009, $369 million for the first quarter of 2009, $282 million in 2008 and $20 million in 2007 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be larger than the amounts recorded in 2009 and 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to approximate between $650 million to $700 million for 2009.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, financing instruments that we have used in the past may not be available on terms acceptable to us.  We significantly reduced our planned capital expenditures for 2009.  In addition, we are pursuing further financing alternatives, further reducing capital expenditures and implementing further cost-cutting initiatives.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to increase gross margins due to factors including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.  Temporary production slowdowns that we implemented at some of our manufacturing facilities during the second quarter of 2009 adversely affected per megabit costs of Memory products.  Further temporary production slowdowns during the third quarter of 2009 are expected to adversely affect per megabit costs of Memory products.

Consolidation of industry participants may result in uncertainty in the semiconductor market and negatively impact our ability to compete.

The semiconductor industry is highly competitive and, despite historically high levels of overall demand, manufacturing capacity in the semiconductor industry exceeds demand.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  In particular, the Taiwanese government is considering a wide range of proposals to assist some of our Taiwanese competitors.  In addition, significant declines in the average selling prices of DRAM and NAND Flash products as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Among other things, this deterioration has led to the insolvency of at least one competitor, Qimonda AG.  Consolidation of industry competitors could put us at a competitive disadvantage.

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

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND flash joint ventures with Intel, our DRAM joint ventures with Nanya, our TECH DRAM joint venture and our MP Mask joint venture with Photronics.  These strategic partnerships and joint ventures are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•	our interests could diverge from our partners in the future or we may not be able to agree with partners on the amount, timing or nature of further investments in our joint venture;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	these operations may become less cost efficient as a result of underutilized capacity; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

Our acquisition of a 35.5% interest in Inotera Memories, Inc. involves numerous risks.

In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera Memories, Inc., a Taiwanese DRAM memory manufacturer, for $398 million in cash.  As a result of this acquisition, we have rights and obligations to purchase 50% of the wafer production of Inotera.  Our acquisition of an interest in Inotera involves numerous risks including the following:

•	Inotera’s ability to meet its ongoing obligations;

•	charges to us resulting from Qimonda’s default on its obligations to purchase certain agreed quantities of products made using Qimonda’s trench technology during the transition period;

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	increasing debt to finance the acquisition;

•	uncertainties around the timing and amount of wafer supply received;

•	risks relating to our purchase of the Inotera shares and related agreements arising in connection with Qimonda’s bankruptcy proceedings;

•	Inotera’s operations may become less cost efficient as a result of underutilized capacity;

•
obligations during the technology transition period to procure product based on a competitor’s technology which may be difficult to sell and provide for product support due to our limited understanding of the technology;

•	recognition in our results of operation of our share of potential Inotera losses; and

•
the impact of on margins associated with our obligation to purchase product utilizing Qimonda’s trench technology at a relatively higher cost than other products manufactured by us and selling them potentially at a lower price than other products produced us.

In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench products from Inotera under a supply agreement.  Pursuant to the Company’s obligations under a supply agreement with Inotera, the Company recorded $51 million in cost of goods sold in the second quarter of 2009 for its obligations to Inotera as a result of Qimonda’s default.

Our NAND Flash memory operations involve numerous risks.

As a result of severe oversupply in the NAND Flash market, our average selling prices of NAND Flash products decreased 13% for the second quarter of 2009 as compared to the first quarter of 2009 after decreasing 24% for the first quarter of 2009 as compared to the fourth quarter of 2008, 67% for 2008 as compared to 2007 and 56% for 2007 as compared to 2006.  As a result, we experienced negative gross margins on sales of our NAND Flash products in 2009 and 2008.  In the first quarter of 2009, we discontinued production of NAND flash memory for IM Flash at our Boise facility.  The NAND Flash production shutdown reduces IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production of NAND Flash at IM Flash’s Singapore wafer fabrication plant.  A continuation of the challenging conditions in the NAND Flash market will materially adversely affect our business, results of operations and financial condition.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we initiated restructure plans in 2009.  In the first quarter of 2009, our IM Flash joint venture between us and Intel terminated its agreement with the Company to obtain NAND Flash memory supply from our Boise facility, reducing our NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  On February 23, 2009, we announced that we will phase out all 200mm wafer manufacturing operations at our Boise, Idaho, facility.  During the second quarter of 2009, we recorded noncash impairment charges of $87 million to reduce the carrying value of certain 200mm wafer manufacturing equipment at our Boise, Idaho facility to its estimated salvage value.  The 200mm wafer manufacturing phase-out will further reduce employment at our Boise facility by as many as 2,000 positions by the end of 2009.  As a result of these actions, we recorded a charge of $105 million to restructure in the second quarter of 2009 and a net $66 million credit to restructure in the first quarter of 2009.  The net credit for the first quarter of 2009 includes a $144 million gain in connection with the termination of the NAND Flash supply agreement.  We expect to incur additional restructure costs through 2009 of approximately $27 million, comprised primarily of severance and other employee related costs.  As a result of these initiatives, we expect to lose production output, incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California.  Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  Trial on the patent phase of that case has been stayed pending appeal of the Delaware spoliation decision or other order of the California court.  (See “Item 1.  Legal Proceedings” for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

On March 6, 2009, Panavision Imaging LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company, in the U.S. District Court for the Central District of California alleging that certain of the Company and Aptina’s image sensor products infringe two Panavision Imaging U.S. patents.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

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

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers.  Numerous cases have been filed in various state and federal courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek joint and several damages, trebled, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part our motion to dismiss the plaintiff’s second amended consolidated complaint.  The District Court subsequently certified the decision for interlocutory appeal.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.  (See “Item 1.  Legal Proceedings” for additional details on these cases and related matters.)

Various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers alleging violations of state and federal competition laws.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  (See “Item 1.  Legal Proceedings” for additional details on these cases and related matters.)

Three purported class action lawsuits alleging price-fixing of Flash products have been filed against us in Canada asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.  (See “Item 1.  Legal Proceedings” for additional details on these cases and related matters.)

On May 5, 2004, Rambus filed a lawsuit in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices of Rambus DRAM ("RDRAM"), and unfair competition.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  Trial is currently scheduled to begin in September 2009.  (See “Item 1.  Legal Proceedings” for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of March 5, 2009, our 76% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $600 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  We have guaranteed approximately 73% of the outstanding amount of TECH’s credit facility, and our obligation increases to 100% of the outstanding amount of the facility in April 2010.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing and to avoid covenant defaults we may have to pay off debt obligations and make additional contributions to TECH, which could adversely affect our liquidity and financial condition.

An adverse outcome relating to allegations of violations of securities laws could materially adversely affect our business, results of operations or financial condition.

On February 24, 2006, a number of purported class action complaints were filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  (See “Item 1.  Legal Proceedings” for additional details on these cases and related matters.)

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

We currently have a higher level of debt compared to historical periods.  As of March 5, 2009, we had $2.9 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during the second quarter of 2009, have covenants which require us to maintain minimum levels of tangible net worth and cash and investments.  As of March 5, 2009, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

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

In recent years, our Imaging net sales and gross margins decreased and we faced increased competition.  There can be no assurance that we will be able to grow or maintain our market share or gross margins for Imaging products in the future.  Slowdowns of Imaging production that we implemented during the second quarter of 2009 adversely affected per unit costs of Imaging products and the continuation of these production slowdowns is expected to adversely affect per unit costs of Imaging products in the third quarter of 2009.  The success of our Imaging business will depend on a number of factors, including:

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the euro, yen and Singapore dollar.  We recorded a net loss of $25 million from changes in currency exchange rates for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of March 5, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and $1 million for the yen and euro.  In the event that the U.S. dollar weakens significantly compared to the yen, Singapore dollar and euro, our results of operations or financial condition will be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 79% of our consolidated net sales for the second quarter of 2009.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We may be required to record impairment charges for long-lived assets.

We review the carrying value of long-lived assets (including property, plant and equipment and intangible assets) for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  The semiconductor memory industry is experiencing a severe downturn which has adversely affected our revenues, margins and cash flows.  If business conditions continue to deteriorate, we may be required to negatively revise our estimated future cash flows related to the future use of assets, which could result in impairment charges to long-lived assets.  As of March 5, 2009, we had approximately $7,910 million of property, plant and equipment and $382 million of intangible asset that could be subject to impairment.  Any impairment charges recorded could have a material adverse effect on our results of operations.

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 325,670 shares of its common stock at an average price per share of $3.11.  The Company retired the 325,670 shares in the second quarter of 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 5, 2008 – January 8, 2009	41,145	$2.20	N/A	N/A
January 9, 2009 – February 5, 2009	150,214	3.15	N/A	N/A
February 6, 2009 – March 5, 2009	134,311	3.34	N/A	N/A
	325,670	3.11

Item 4.  Submission of Matters to a Vote of Security Holders

Please refer to “PART II.  OTHER INFORMATION – Item 4.  Submission of Matter to a Vote of Security Holders” of the Company's Quarterly Report on Form 10-Q for the quarter ended December 4, 2008 for a description and results of matters submitted to the shareholders at the Company's Annual Meeting of Shareholders on December 11, 2008.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.11	2004 Equity Incentive Plan, as Amended
10.79	Loan Agreement as of February 23, 2009, by and between Micron Technology, Inc. and Economic Development Board
10.80	Mortgage and Charge Agreement as of February 23, 2009, by and among Economic Development Board, Micron Technology, Inc. and TECH Semiconductor Singapore Pte. Ltd.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
___________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated October 1, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: April 7, 2009	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)