Form 10-Q
period 2009-06-04
MICRON TECHNOLOGY INC
filed 2009-07-14
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2009

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

The number of outstanding shares of the registrant’s common stock as of July 9, 2009 was 846,844,650.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 4, 2009	May 29, 2008	June 4, 2009	May 29, 2008

Net sales	$1,106	$1,498	$3,501	$4,392
Cost of goods sold	999	1,450	4,110	4,382
Gross margin	107	48	(609)	10

Selling, general and administrative	80	116	272	348
Research and development	162	170	508	513
Restructure	19	8	58	29
Goodwill impairment	--	--	58	463
Other operating (income) expense, net	92	(21)	121	(86)
Operating loss	(246)	(225)	(1,626)	(1,257)

Interest income	6	15	20	68
Interest expense	(37)	(21)	(102)	(62)
Other non-operating income (expense), net	(3)	--	(15)	(7)
	(280)	(231)	(1,723)	(1,258)

Income tax (provision) benefit	2	(13)	(15)	(16)
Equity in net losses of equity method investees, net of tax	(45)	--	(106)	--
Noncontrolling interests in net (income) loss	33	8	97	(1)
Net loss	$(290)	$(236)	$(1,747)	$(1,275)

Loss per share:
Basic	$(0.36)	$(0.30)	$(2.22)	$(1.65)
Diluted	(0.36)	(0.30)	(2.22)	(1.65)

Number of shares used in per share calculations:
Basic	813.3	772.8	786.5	772.4
Diluted	813.3	772.8	786.5	772.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value)
(Unaudited)

As of	June 4, 2009	August 28, 2008

Assets
Cash and equivalents	$1,306	$1,243
Short-term investments	--	119
Receivables	750	1,032
Inventories	999	1,291
Other current assets	73	94
Total current assets	3,128	3,779
Intangible assets, net	355	364
Property, plant and equipment, net	7,536	8,811
Equity method investments	306	84
Other assets	339	392
Total assets	$11,664	$13,430

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,037	$1,111
Deferred income	183	114
Equipment purchase contracts	233	98
Current portion of long-term debt	372	275
Total current liabilities	1,825	1,598
Long-term debt	2,752	2,451
Other liabilities	260	338
Total liabilities	4,837	4,387

Commitments and contingencies

Noncontrolling interests in subsidiaries	2,130	2,865

Common stock, $0.10 par value, authorized 3,000 shares, issued and outstanding 846.8 and 761.1 shares, respectively	85	76
Additional capital	6,841	6,566
Accumulated deficit	(2,203)	(456)
Accumulated other comprehensive (loss)	(26)	(8)
Total shareholders’ equity	4,697	6,178
Total liabilities and shareholders’ equity	$11,664	$13,430

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Nine months ended	June 4, 2009	May 29, 2008

Cash flows from operating activities
Net loss	$(1,747)	$(1,275)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,648	1,528
Provision to write down inventories to estimated market values	603	77
Noncash restructure charges	157	7
Equity in net losses of equity method investees, net of tax	106	--
Goodwill impairment	58	463
(Gain) loss from disposition of equipment, net	55	(70)
Loss on write-down of Aptina imaging assets	53	--
Noncontrolling interests in net income (loss)	(97)	1
Change in operating assets and liabilities:
Decrease in receivables	224	11
(Increase) decrease in inventories	(311)	2
Decrease in accounts payable and accrued expenses	(6)	(48)
Increase (decrease) in deferred income	71	(4)
Other	35	83
Net cash provided by operating activities	849	775

Cash flows from investing activities
Expenditures for property, plant and equipment	(439)	(1,809)
Acquisition of equity method investment	(408)	--
Increase in restricted cash	(57)	--
Purchases of available-for-sale securities	(6)	(259)
Proceeds from maturities of available-for-sale securities	130	529
Proceeds from sales of property, plant and equipment	13	175
Proceeds from sales of available-for-sale securities	--	24
Other	86	51
Net cash used for investing activities	(681)	(1,289)

Cash flows from financing activities
Distributions to noncontrolling interests	(592)	(92)
Repayments of debt	(373)	(653)
Payments on equipment purchase contracts	(127)	(348)
Cash paid for capped call transactions	(25)	--
Proceeds from debt	716	507
Proceeds from issuance of common stock, net of costs	276	4
Cash received from noncontrolling interests	24	295
Proceeds from equipment sale-leaseback transactions	4	92
Other	(8)	(9)
Net cash used for financing activities	(105)	(204)

Net increase (decrease) in cash and equivalents	63	(718)
Cash and equivalents at beginning of period	1,243	2,192
Cash and equivalents at end of period	$1,306	$1,474

Supplemental disclosures
Income taxes paid, net	$(14)	$(24)
Interest paid, net of amounts capitalized	(87)	(59)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	305	404

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

Risks and uncertainties:  The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external financing to fund these needs.  Due to conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to the Company.  The Company has significantly reduced its capital expenditures for 2009.  In addition, the Company is considering further financing alternatives, continuing to limit capital expenditures and implementing further cost reduction initiatives.

Recently issued accounting standards:  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt SFAS No. 167 effective at the beginning of 2011.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 effective at the beginning of 2010.  Upon adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May, 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that the initial carrying value of its $1.3 billion convertible senior notes would have been approximately $400 million lower under FSP No. APB 14-1.  This difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes and the Company estimates that this will result in additional interest expense in the first year of the notes of approximately $45 million increasing to approximately $70 million per year in the last year of the notes, excluding the effects of capitalized interest.  The Company is continuing to evaluate the full impact the adoption of FSP No. APB 14-1 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  SFAS No. 160 must be applied prospectively except for the presentation and disclosure requirements, which must be applied retrospectively.  The Company is evaluating the impact the adoption of SFAS No. 160 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities effective at the beginning of 2010 and is evaluating the impact the adoption will have on its financial statements.

Supplemental Balance Sheet Information

Receivables	June 4, 2009	August 28, 2008

Trade receivables (net of allowance of $5 and $2, respectively)	$601	$741
Income and other taxes	24	43
Other	125	248
	$750	$1,032

As of June 4, 2009 and August 28, 2008, other receivables included amounts due from Intel Corporation (“Intel”) of $61 million and $71 million, respectively, related to NAND Flash product design and process development activities.  As of June 4, 2009 and August 28, 2008, other receivables also included $39 million and $75 million, respectively, due from settlement of litigation (an additional $39 million of the settlement receivable was included as other noncurrent assets as of August 28, 2008).  Other receivables as of August 28, 2008 also included $58 million due from settlements of pricing adjustments with certain suppliers.

Inventories	June 4, 2009	August 28, 2008

Finished goods	$286	$444
Work in process	596	671
Raw materials and supplies	117	176
	$999	$1,291

The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  For the fourth, second and first quarters of 2008, the Company recorded charges for inventory write-downs of $205 million, $15 million and $62 million, respectively.

Intangible Assets

	June 4, 2009		August 28, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$437	$(174)	$577	$(320)
Customer relationships	127	(46)	127	(35)
Other	28	(17)	29	(14)
	$592	$(237)	$733	$(369)

During the first nine months of 2009 and 2008, the Company capitalized $82 million and $33 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively.

Amortization expense for intangible assets was $18 million and $58 million for the third quarter and first nine months of 2009, respectively, and $20 million and $60 million for the third quarter and first nine months of 2008, respectively.  Annual amortization expense for intangible assets is estimated to be $69 million for 2009, $66 million for 2010, $62 million for 2011, $54 million for 2012 and $49 million for 2013.

Property, Plant and Equipment	June 4, 2009	August 28, 2008

Land	$99	$99
Buildings	4,496	3,829
Equipment	12,483	13,591
Construction in progress	54	611
Software	270	283
	17,402	18,413
Accumulated depreciation	(9,866)	(9,602)
	$7,536	$8,811

Depreciation expense was $487 million and $1,571 million for the third quarter and first nine months of 2009, respectively, and $493 million and $1,467 million for the third quarter and first nine months of 2008, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer manufacturing facility in Singapore that has been idle since it was completed in the first quarter of 2009.  The Company has depreciated the facility since it was completed and its net book value was $633 million as of June 4, 2009.  Utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products, availability of financing, agreement between the Company and its joint venture partner and the Company’s operations, cash flows and alternative capacity utilization opportunities.  (See “Consolidated Variable Interest Entities – IM Flash” note.)

As part of a restructure plan initiated in 2009 to shut down 200mm manufacturing operations at its Boise, Idaho facilities, the Company recorded impairment charges of $7 million and $150 million for the third quarter and first nine months of 2009, respectively.  In connection therewith, assets with a carrying value of $27 million (original acquisition cost of $704 million) were classified as held for sale and included in other noncurrent assets as of June 4, 2009.  (See “Restructure” note.)

Goodwill

As of August 28, 2008, other noncurrent assets included goodwill of $58 million, all of which related to the Company’s Imaging segment.  In the second quarter of 2009, the Company wrote off the $58 million of Imaging goodwill based on the results of its test for impairment.  In the second quarter of 2008, the Company wrote off the $463 million of goodwill relating to its Memory segment based on the results of its test for impairment.

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

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of 2009, the Company performed an assessment of goodwill for impairment.

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

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Imaging segment exceeded its estimated fair value as of the end of the second quarter of 2009.  Therefore, the Company performed a preliminary second step of the impairment test to estimate the implied fair value of goodwill.  The preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Imaging segment and accordingly, the Company wrote off the $58 million of goodwill associated with its Imaging segment in the second quarter of 2009.  In the third quarter of 2009, the Company finalized the second step of the impairment analysis and the results confirmed that there was no implied value attributable to goodwill in the Imaging segment.

Equity Method Investments

The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs in the near term are expected to exceed Nanya’s development costs by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  The Company recognized $25 million and $79 million of license revenue in net sales from this agreement in the third quarter and first nine months of 2009, respectively, and since May 2008 through June 4, 2009, has recognized $115 million of cumulative license revenue.  In addition, the Company expects to receive royalties in future periods from Nanya for sales of stack DRAM products manufactured by or for Nanya.

The Company has also partnered with Nanya in investments in two Taiwan DRAM memory companies:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of June 4, 2009, the ownership of Inotera was held 35.6% by Nanya, 35.5% by the Company and the balance was publicly held.  As of June 4, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.

The Company has concluded that both Inotera and MeiYa are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” because of the Inotera and MeiYa supply agreements with Micron and Nanya.  Nanya and the Company are considered related parties under the provisions of FIN 46(R).  The Company reviewed several factors to determine whether it is the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to Nanya and the Company, nature of the day-to-day operations and certain other factors.  Based on those factors, the Company determined that Nanya is most closely associated with, and therefore the primary beneficiary of, Inotera and MeiYa.  The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.

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

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and $85 million received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in its investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, total consideration for the Company’s equity investment in Inotera was $377 million.  The Company estimated that, as of the date of acquisition, its proportionate share of Inotera’s equity was approximately $250 million higher than the Company’s total consideration of $377 million.  Substantially all of this difference will be amortized over the estimated five-year weighted-average remaining useful life of Inotera’s production equipment and facilities as of the acquisition date (the “Inotera Amortization”).  (See “Debt” note.)

In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  In addition, Inotera charges the Company and Nanya for a portion of the costs associated with its underutilized capacity.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  Inotera’s actual wafer production will vary from time to time based on market and other conditions and its trench production capacity is expected to transition to the Company’s stack process technology.  The pricing formula in the Supply Agreement is based on manufacturing costs and margins associated with the resale of purchased DRAM products.  Under the Supply Agreement, the Company will purchase 50% of Inotera’s aggregate trench DRAM production (less the trench DRAM products sold to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”)) and 50% of the aggregate stack DRAM production.  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase products from Inotera.

The Company’s results of operations for the third quarter of 2009 include a loss of $43 million for the Company’s share of Inotera’s loss for the first calendar quarter of 2009.  The Company’s results of operations for the first nine months of 2009 includes losses of $99 million for the Company’s share of Inotera’s losses from the acquisition date through the first calendar quarter of 2009.  The losses recorded by the Company in the third quarter and first nine months of 2009 are net of $15 million and $23 million, respectively, of amortization of the basis difference referred to above as the Inotera Amortization.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement.  As of June 4, 2009, the carrying value of the Company’s equity investment in Inotera was $236 million and is included in equity method investments in the accompanying consolidated balance sheet.  As of June 4, 2009, the Company had recorded $18 million to accumulated other comprehensive income in the accompanying consolidated balance sheet for cumulative translation adjustments on its investment in Inotera.  Based on the closing trading price of Inotera’s shares on June 4, 2009, the estimated market value of the Company’s shares in Inotera was approximately $618 million.

Pursuant to the Company’s obligations under the Supply Agreement, the Company recorded $15 million and $66 million of charges in cost of goods sold in the third quarter and first nine months of 2009 related to underutilized capacity.  As of June 4, 2009, accounts payable and other accrued expenses included $33 million of amounts payable to Inotera.  As of June 4, 2009, the Company’s maximum exposure to loss on its investment in Inotera equaled the $254 million recorded in the Company’s consolidated balance sheet for its investment in Inotera.  In addition, the Company may incur further losses in connection with its obligations under the Supply Agreement to purchase up to 50% of Inotera’s wafer production and for charges for Inotera’s underutilized capacity.

MeiYa:  In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  As of June 4, 2009 and August 28, 2008, the carrying value of the Company’s equity investment in MeiYa was $70 million and $84 million, respectively, and is included in the consolidated balance sheets under the caption of equity method investments.  As of June 4, 2009, the Company had recorded $8 million to accumulated other comprehensive income in the accompanying consolidated balance sheet for cumulative translation adjustments on its investment in MeiYa.  In the third quarter and first nine months of 2009, the Company recognized losses of $2 million and $7 million, respectively, for its share of MeiYa’s results of operations for the three and nine-month periods ended March 31, 2009, respectively.  In addition, during the first quarter of 2009, the Company received $50 million from MeiYa, half of which was accounted for as a technology transfer fee and half as a reduction of the Company’s investment in MeiYa.  The Company recognized $3 million and $10 million of licensing fee revenue in the third quarter and first nine months of 2009, respectively.  As of June 4, 2009, the Company had deferred income of $11 million related to the technology transfer fee.  As of June 4, 2009, accounts payable and accrued expenses includes $51 million to reimburse MeiYa for technology transfer fees, pursuant to the terms of the Company’s technology transfer agreement with Inotera, under which the Company received $50 million during the third quarter of 2009.  In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  As of June 4, 2009, the Company’s maximum exposure to loss on its MeiYa investment equaled the $78 million recorded in the Company’s consolidated balance sheet for its investment in MeiYa.

Accounts Payable and Accrued Expenses	June 4, 2009	August 28, 2008

Accounts payable	$483	$597
Customer advances	169	130
Salaries, wages and benefits	151	244
Payable to equity method investees	86	--
Income and other taxes	38	27
Other	110	113
	$1,037	$1,111

As of June 4, 2009 and August 28, 2008, customer advances included $167 million and $129 million, respectively, for the Company’s obligation through December 2010 to provide certain NAND Flash memory products to Apple Inc. (“Apple”) pursuant to a prepaid NAND Flash supply agreement.  An additional $83 million related to this obligation was included in other noncurrent liabilities as of August 28, 2008.  As of June 4, 2009 and August 28, 2008, other accounts payable and accrued expenses included $23 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a research and development cost-sharing arrangement.  (See “Equity Method Investments” note.)

Debt	June 4, 2009	August 28, 2008

Convertible senior notes payable, interest rate of 1.875%, due June 2014	$1,300	$1,300
TECH credit facility, effective interest rates of 4.1% and 5.0% , respectively, net of discount of $2 million and $3 million, respectively, due in periodic installments through May 2012	573	597
Capital lease obligations, weighted-average imputed interest rate of 6.6%, due in monthly installments through February 2023	564	657
Convertible senior notes payable, interest rate of 4.25%, due October 2013	230	--
EDB notes payable, interest rate of 5.4%, due February 2012	207	--
Nan Ya Plastics notes payable, effective imputed interest rate of 12.1%, net of discount of $21 million, due November 2010	179	--
Convertible subordinated notes payable, interest rate of 5.6%, due April 2010	70	70
Notes payable, weighted-average effective interest rates of 9.5% and 1.6%, respectively, due in periodic installments through July 2015	1	102
	3,124	2,726
Less current portion	(372)	(275)
	$2,752	$2,451

As of June 4, 2009, notes payable and capital lease obligations above included an aggregate of $289 million, denominated in Singapore dollars, at a weighted-average interest rate of 5.5%.

On April 15, 2009, the Company issued $230 million of 4.25% Convertible Senior Notes due October 15, 2013 (the “4.25% Senior Notes”).  Issuance costs for the 4.25% Senior Notes totaled $7 million.  The initial conversion rate for the 4.25% Senior Notes is 196.7052 shares of common stock per $1,000 principal amount, equivalent to approximately $5.08 per share of common stock, and is subject to adjustment upon the occurrence of certain events specified in the indenture for the 4.25% Senior Notes.  Holders of the 4.25% Senior Notes may convert them at any time prior to October 15, 2013.  If there is a change in control, as defined in the indenture, in certain circumstances the Company may pay a make-whole premium by increasing the conversion rate to holders that convert their 4.25% Senior Notes in connection with such make-whole changes in control.  The Company may not redeem the 4.25% Senior Notes prior to April 20, 2012.  On or after April 20, 2012, the Company may redeem for cash all or part of the 4.25% Senior Notes if the closing price of its common stock has been at least 135% of the conversion price for at least 20 trading days during a 30 consecutive trading day period.  The redemption price will equal 100% of the principal amount plus a make-whole premium equal to the present value of the remaining interest payments from the redemption date to the date of maturity of the 4.25% Senior Notes.  Upon a change in control or a termination of trading, the Company may be required to repurchase for cash all or a portion of the 4.25% Senior Notes at a repurchase price equal to 100% of the principal plus any accrued and unpaid interest to, but excluding, the repurchase date.

On February 23, 2009, the Company entered into a term loan agreement with the Singapore Economic Development Board (“EDB”) enabling the Company to borrow up to $300 million Singapore dollars at 5.38%.  The terms of the loan agreement require the Company to use the proceeds from any borrowings under the agreement to make equity contributions to its joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  The loan agreement further requires that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  The Company drew $150 million Singapore dollars under the facility on February 27, 2009 and another $150 million Singapore dollars on June 2, 2009 (aggregate of $207 million U.S. dollars as of June 4, 2009), which is due in February 2012 with interest payable quarterly.

In the first quarter of 2009, in connection with its purchase of a 35.5% interest in Inotera, the Company entered into a two-year, variable-rate term loan with Nan Ya Plastics and received loan proceeds of $200 million.  Under the terms of the loan agreement, interest is payable quarterly at LIBOR plus 2%.  The interest rate resets quarterly and was 2.7% per annum as of June 4, 2009.  The Company recorded the debt in the first quarter of 2009 net of a discount of $28 million, which is recognized as interest expense over the life of the loan, based on an imputed interest rate of 12.1%.  The loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $261 million as of June 4, 2009).  (See “Equity Method Investments” note.)

Also in the first quarter of 2009, in connection with its purchase of a 35.5% interest in Inotera, the Company entered into a six-month, variable-rate term loan with Inotera and received loan proceeds of $85 million, which was repaid with accrued interest in the third quarter of 2009.  The Company imputed an interest rate of 11.6% and recorded the debt net of a discount of $3 million, which was recognized as interest expense over the term of the loan.  (See “Equity Method Investments” note.)

Several of the Company’s credit facilities, one of which was modified during the second quarter of 2009, have covenants which require the Company to maintain minimum levels of tangible net worth and cash and investments.  As of June 4, 2009, the Company was in compliance with its debt covenants.

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

Patent Matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus, Inc. (“Rambus”) relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  On January 9, 2009, the Delaware Court entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.  In the U.S. District Court for the Northern District of California, trial on a patent phase of the case has been stayed pending resolution of Rambus' appeal of the Delaware spoliation decision or further order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

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

Shareholders’ Equity

Issuance of common stock: On April 15, 2009, the Company issued 69.3 million shares of common stock for $4.15 per share in a public offering.  The Company received net proceeds of $276 million after deducting underwriting fees and other offering costs of $12 million.

Capped call transactions:  Concurrent with the offering of the 4.25% Senior Notes on April 15, 2009, the Company entered into capped call transactions (the “2009 Capped Calls”) that have an initial strike price of approximately $5.08 per share, subject to certain adjustments, which was set to equal initial conversion price of the 4.25% Senior Notes.  The 2009 Capped Calls have a cap price of $6.64 per share and cover an approximate combined total of 45.2 million shares of common stock, and are subject to standard adjustments for instruments of this type.  The 2009 Capped Calls are intended to reduce the potential dilution upon conversion of the 4.25% Senior Notes.  If, however, the market value per share of the common stock, as measured under the terms of the 2009 Capped Calls, exceeds the applicable cap price of the 2009 Capped Calls, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price.  The 2009 Capped Calls expire in October and November of 2012.  The Company paid approximately $25 million to purchase the 2009 Capped Calls which was recorded as a charge to additional capital.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of June 4, 2009 were as follows:

	Level 1	Level 2	Total

Money market(1)	$1,061	$--	$1,061
Certificates of deposit(2)	--	216	216
Marketable equity investments(3)	11	--	11
	$1,072	$216	$1,288

(1)Included in cash and equivalents
(2)$185 million included in cash and equivalents and $31 million included in other noncurrent assets
(3)Included in other noncurrent assets

Level 2 assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing market observable inputs.  During the first quarter of 2009, the Company recognized an other-than-temporary impairment of $7 million for marketable equity instruments.

Fair value measurements on a nonrecurring basis: As of June 4, 2009, non-marketable equity investments of $7 million were valued using Level 3 inputs.  In the third quarter and first nine months of 2009, the Company identified events and circumstances that indicated the fair value of certain non-marketable equity investments sustained an other-than-temporary declines in value and recognized charges of $5 million and $8 million, respectively, to write down the carrying values of these investments to their estimated fair values.  The fair value measurements were determined using market multiples derived from industry-comparable companies which were classified as Level 3 inputs as they were unobservable and required management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments.

During the first quarter of 2009, the Company recorded loans with Nan Ya Plastics and Inotera at fair value because the stated interest rates were substantially lower than the prevailing rates for loans with comparable terms and collateral and for borrowers with similar credit ratings.  In the third quarter of 2009, the Company repaid the loan to Inotera.  During the second quarter of 2009, the Company recorded other noncurrent contractual liabilities at fair values of $36 million (net of $39 million of discounts) based on prevailing rates for comparable obligations.  The fair values of these obligations were determined based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, as well as significant unobservable inputs (Level 3), including interest rates based on published rates for transactions involving parties with similar credit ratings as the Company.  (See “Debt” note.)

Equity Plans

As of June 4, 2009, the Company had an aggregate of 196.2 million shares of its common stock reserved for issuance under various equity plans, of which 128.4 million shares were subject to outstanding stock awards and 67.8 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 0.3 million and 21.1 million stock options during the third quarter and first nine months of 2009, respectively, with weighted-average grant-date fair values per share of $2.70 and $1.67, respectively.  The Company granted 0.4 million and 6.9 million stock options during the third quarter and first nine months of 2008, respectively, with weighted-average grant-date fair values per share of $2.67 and $2.54, respectively.

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

	Quarter ended		Nine months ended
	June 4, 2009	May 29, 2008	June 4, 2009	May 29, 2008

Average expected life in years	5.02	4.25	4.91	4.25
Weighted-average expected volatility	71%	48%	73%	46%
Weighted-average risk-free interest rate	1.9%	2.5%	1.9%	2.9%

Restricted stock:  The Company awards restricted stock and restricted stock units (collectively, “Restricted Awards”) under its equity plans.  During the third quarter of 2008, the Company granted 0.6 million and 0.1 million shares of service-based and performance-based Restricted Awards, respectively.  During the first nine months of 2009 and 2008, the Company granted 1.9 million and 4.2 million shares, respectively, of service-based Restricted Awards, and 1.7 million and 1.4 million shares, respectively, of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $4.40 for Restricted Awards granted during the first nine months of 2009, and $7.56 and $8.42 for Restricted Awards granted during the third quarter and first nine months of 2008, respectively.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Nine months ended
	June 4, 2009	May 29, 2008	June 4, 2009	May 29, 2008

Stock-based compensation expense by caption:
Cost of goods sold	$4	$4	$12	$11
Selling, general and administrative	4	6	12	18
Research and development	4	4	10	11
	$12	$14	$34	$40

Stock-based compensation expense by type of award:
Stock options	$7	$7	$22	$19
Restricted stock	5	7	12	21
	$12	$14	$34	$40

As of June 4, 2009, $85 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized through the third quarter of 2013, resulting in a weighted-average period of 1.2 years.  Stock-based compensation expense in the above presentation does not reflect any significant income taxes, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In the second quarter of 2009, the Company announced that it would phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho by the end of 2009.  Excluding any gains or additional losses from disposition of equipment, the Company expects to incur additional restructure costs through the end of 2009 of approximately $7 million, comprised primarily of severance and other employee related costs.  The following table summarizes restructure charges (credits) resulting from the Company’s 2009 restructure activities:

	Quarter ended	Nine months ended
	June 4, 2009	June 4, 2009

Write-down of equipment	$7	$150
Severance and other termination benefits	11	50
Gain from termination of NAND Flash supply agreement	--	(144)
Other	1	2
	$19	$58

During the third quarter and first nine months of 2009, the Company made cash payments of $18 million and $51 million, respectively, for severance and other termination benefits.  As of June 4, 2009, $7 million of restructure costs, primarily related to severance and other termination benefits, remained unpaid and were included in accounts payable and accrued expenses.  In connection with the termination of the NAND Flash memory supply agreement with IM Flash, in the first quarter of 2009, the Company recorded a receivable from Intel of $208 million that was settled in the second quarter of 2009.

Under a previous restructure plan initiated in the fourth quarter of 2007, the Company recorded charges of $8 million and $29 million for the third quarter and first nine months of 2008, respectively, for severance and other employee-related costs and to write down certain facilities to their fair values.

Other Operating (Income) Expense, Net

Other operating (income) expense for the third quarter of 2009 included a loss of $53 million to write down the carrying value of certain long-lived assets classified as held for sale in connection with the Company’s sale of a majority interest in its Aptina imaging solutions business.  Other operating (income) expense for the third quarter and first nine months of 2009 included losses of $12 million and $55 million, respectively, on disposals of semiconductor equipment and losses of $28 million and $25 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the third quarter and first nine months of 2008 included gains of $13 million and $70 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the first nine months of 2008 included a gain of $38 million for receipts from the U.S. government in connection with anti-dumping tariffs received in the first quarter of 2008 and losses of $33 million from changes in currency exchange rates.  (See “Aptina Imaging Corporation” note.)

Income Taxes

Income taxes for 2009 and 2008 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009 and 2008 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 271.2 million for the third quarter and first nine months of 2009 and 223.8 million for the third quarter and first nine months of 2008.

	Quarter ended		Nine months ended
	June 4, 2009	May 29, 2008	June 4, 2009	May 29, 2008

Net loss available to common shareholders	$(290)	$(236)	$(1,747)	$(1,275)

Weighted-average common shares outstanding	813.3	772.8	786.5	772.4

Loss per share:
Basic	$(0.36)	$(0.30)	$(2.22)	$(1.65)
Diluted	(0.36)	(0.30)	(2.22)	(1.65)

Comprehensive Income (Loss)

Comprehensive loss for the third quarter of 2009 was ($309) million and included ($22) million, net of tax, from the change in cumulative translation adjustments for the Company’s equity method investments and $3 million, net of tax, of unrealized gains on investments. Comprehensive loss for the first nine months of 2009 was ($1,765) million and included ($26) million, net of tax, from the change in cumulative translation adjustments for the Company’s equity method investments and $7 million, net of tax, of unrealized gains on investments.  Comprehensive loss for the third quarter and first nine months of 2008 was ($244) million and ($1,282) million, respectively, and included ($8) million and ($7) million net of tax, respectively, of unrealized losses on investments.

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards.  The number of managers appointed by each party adjusts depending on the parties’ ownership interests.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  At inception and through June 4, 2009, the Company owned 51% and Intel owned 49% of IM Flash.

IM Flash is a variable interest entity as defined by FIN 46(R) because all costs of IM Flash are passed to the Company and Intel through purchase agreements.  IM Flash is dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are also considered related parties under the provisions of FIN 46(R).  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is most closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel, and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is most closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.  (See “Business and Significant Accounting Policies” note.)

IM Flash manufactures NAND Flash memory products based on NAND Flash designs developed by the Company and Intel and licensed to the Company.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $26 million and $83 million for the third quarter and first nine months of 2009, respectively, and $34 million and $116 million for the third quarter and first nine months of 2008, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $195 million and $728 million for the third quarter and first nine months of 2009, respectively, and $280 million and $744 million for the third quarter and first nine months of 2008, respectively.  As of June 4, 2009 and August 28, 2008, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $124 million and $144 million, respectively.  In addition, as of June 4, 2009 and August 28, 2008, the Company had receivables from Intel of $61 million and $71 million, respectively, related to NAND Flash product design and process development activities.  As of June 4, 2009 and August 28, 2008, IM Flash had payables to Intel of $1 million and $4 million, respectively, for various services.

Under the terms of a wafer supply agreement, the Company manufactured wafers for IM Flash in its Boise, Idaho facility.  In the first quarter of 2009, the Company and Intel agreed to discontinue production of NAND flash memory for IM Flash at the Boise facility.  Pursuant to the terms of the termination agreement, the Company received $208 million from Intel in the second quarter of 2009.  Also in the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility.

IM Flash distributed $119 million and $582 million to Intel in the third quarter and first nine months of 2009, respectively, and $124 million and $606 million to the Company in the third quarter and first nine months of 2009, respectively.  IM Flash distributed $92 million to Intel in the third quarter and first nine months of 2008, and $95 million to the Company in the third quarter and first nine months of 2008.  In the first nine months of 2009, Intel contributed $24 million and the Company contributed $25 million to IM Flash.  In the third quarter and first nine months of 2008, Intel contributed $103 million and $295 million, respectively, to IM Flash and the Company contributed $108 million and $308 million, respectively, to IM Flash.  The Company’s ability to access IM Flash’s cash and marketable investment securities ($145 million as of June 4, 2009) to finance the Company’s other operations is subject to agreement by the joint venture partners.

Total IM Flash assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	June 4, 2009	August 28, 2008

Assets
Cash and equivalents	$145	$393
Receivables	143	169
Inventories	152	225
Other current assets	4	14
Total current assets	444	801
Property, plant and equipment, net	3,559	3,998
Other assets	64	58
Total assets	$4,067	$4,857

Liabilities
Accounts payable and accrued expenses	$99	$166
Deferred income	139	67
Equipment purchase contracts	--	18
Current portion of long-term debt	6	5
Total current liabilities	244	256
Long-term debt	67	38
Other liabilities	4	5
Total liabilities	$315	$299

Amounts exclude intercompany balances that are eliminated in consolidation of the Company’s consolidated balance sheets. IMFT and IMFS are aggregated as IM Flash in this disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.

The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through June 4, 2009, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of June 4, 2009, deferred income and other noncurrent liabilities included an aggregate of $50 million related to this agreement.  MP Mask made distributions to both the Company and Photronics of $5 million and $10 million each in the third quarter and first nine months of 2009, respectively.

MP Mask is a variable interest entity as defined by FIN 46(R) because all costs of MP Mask are passed on to the Company and Photronics through purchase agreements and MP Mask is dependent upon the Company and Photronics for any additional cash requirements.  The Company and Photronics are also considered related parties under the provisions of FIN 46(R).  As a result, the primary beneficiary of MP Mask is the entity that is most closely associated with MP Mask.  The Company considered several factors to determine whether it or Photronics is more closely associated with the joint venture.  The most important factor was the nature of the joint venture’s operations relative to the Company and Photronics.  Based on those factors, the Company determined that it most closely associated with the joint venture and therefore it is the primary beneficiary.  Accordingly, the financial results of MP Mask are included in the Company’s consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.  (See “Business and Significant Accounting Policies” note.)

Total MP Mask assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	June 4, 2009	August 28, 2008

Current assets	$20	$27
Noncurrent assets (primarily property, plant and equipment)	103	121
Current liabilities	10	11

Amounts exclude intercompany balances that are eliminated in consolidation of the Company’s consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other assets of the Company.

In 2008, the Company completed the construction of a facility to produce photomasks and sold the facility to Photronics under a build to suit lease agreement, with quarterly payments through January 2013.  On May 19, 2009, the Company and Photronics entered into an agreement whereby the Company repurchased the facility from Photronics for $50 million and leased the facility to Photronics under an operating lease providing for quarterly lease payments aggregating $41 million through October 2014.

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

In the second quarter of 2009, the Company entered into a term loan agreement with the EDB that enabled the Company to borrow up to $300 million Singapore dollars at 5.38%.  The Company is required to use the proceeds from any borrowings under the facility to make equity contributions to TECH.  On February 27, 2009, the Company drew $150 million Singapore dollars under the facility and used the proceeds to purchase 85.1 million shares of TECH for $99 million.  On June 2, 2009, the Company drew the remaining $150 million Singapore dollars under the facility and purchased an additional 282.0 million shares of TECH for $99 million.  As a result, the Company’s interest in TECH increased from approximately 73% to approximately 76% by the February 2009 share purchase and to approximately 83% by the June 2009 share purchase.  As a result of the share purchases, the Company reduced noncontrolling interests by $69 million.  Because the cost of the noncontrolling interest acquired was below carrying value, the Company’s carrying value for TECH’s property, plant and equipment was also reduced $69 million.  (See “Debt” note.)

TECH’s cash and marketable investment securities ($175 million as of June 4, 2009) are not anticipated to be available to finance the Company’s other operations.  As of June 4, 2009, TECH had $573 million outstanding under a credit facility which is collateralized by substantially all of the assets of TECH (carrying value of approximately $1,532 million as of June 4, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  As of June 4, 2009, the Company was in compliance with these covenants.  The Company has guaranteed approximately 73% of the outstanding amount of the facility, with the Company’s obligation increasing to 100% of the outstanding amount of the facility upon the occurrence of certain conditions.

Aptina Imaging Corporation

On July 10, 2009, the Company sold a 65% interest in Aptina Imaging Corporation (“Aptina”), a wholly-owned subsidiary of the Company and a significant component of its Imaging segment, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  Under the agreement, the Company received approximately $35 million in cash and retained a 35% minority stake in Aptina after Riverwood and TPG contributed significant debt-free capital to the independent, privately-held, company.  The Company also retained all cash held by Aptina and its subsidiaries.  The Company will account for its remaining interest in Aptina under the equity method.  The Company’s Imaging segment will continue to manufacture products for Aptina under a wafer supply agreement and will provide services to Aptina.  In the third quarter of 2009, the Company recorded a charge of $53 million, the estimated loss on the transaction, to write down certain Aptina intangible assets and property, plant and equipment to estimated fair values.

Segment Information

The Company’s reportable segments are Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary product is CMOS image sensors.  Subsequent to the sale of a 65% interest in Aptina, the Company’s Imaging segment will continue to manufacture products for Aptina under a wafer supply agreement and will provide services to Aptina.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.

	Quarter ended		Nine months ended
	June 4, 2009	May 29, 2008	June 4, 2009	May 29, 2008

Net sales:
Memory	$979	$1,327	$3,111	$3,917
Imaging	127	171	390	475
Total consolidated net sales	$1,106	$1,498	$3,501	$4,392

Operating income (loss):
Memory	$(149)	$(228)	$(1,430)	$(1,230)
Imaging	(97)	3	(196)	(27)
Total consolidated operating loss	$(246)	$(225)	$(1,626)	$(1,257)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding the Company’s DRAM development costs relative to Nanya, royalty payments to be received from Nanya in future periods, Inotera's transition to the Company's stack process technology and anticipated margins and operating expenses for the Imaging segment in future periods; in “Net Sales” regarding production levels for the fourth quarter of 2009; in “Gross Margin” regarding the effects of production slowdowns on product costs for the fourth quarter of 2009 and future charges for inventory write-downs; in “Research and Development” regarding research and development expenses for the fourth quarter of 2009;in Stock-Based Compensation regarding future costs to be recognized; in “Restructure” regarding the remaining costs of restructure plans; in “Liquidity and Capital Resources” regarding capital spending in 2009 and 2010, future distributions from IM Flash to Intel and capital contributions to TECH; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended August 28, 2008.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009, which ends on September 3, 2009, contains 53 weeks.  All production data reflects production of the Company and its consolidated joint ventures.

Overview

The Company is a global manufacturer of semiconductor devices, principally semiconductor memory products (including DRAM and NAND Flash) and CMOS image sensors.  The Company operates in two reportable segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified portfolio of semiconductor products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

The Company has made significant investments to develop proprietary product and process technology that is implemented in its worldwide manufacturing facilities and through its joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line-width process technology and innovative array architecture.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density.  To leverage its significant investments in research and development, the Company has formed various strategic joint ventures under which the costs of developing memory product and process technologies are shared with its joint venture partners.  In addition, from time to time, the Company has also sold and/or licensed technology to other parties.  The Company is pursuing additional opportunities to recover its investment in intellectual property through partnering and other arrangements.

The semiconductor memory industry is experiencing a severe downturn due to a significant oversupply of products.  The downturn has been exacerbated by global economic conditions which have adversely affected demand for semiconductor memory products.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products for the first nine months of 2009 decreased 53% and 58%, respectively, compared to the first nine months of 2008.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products in 2008 were down 51% and 67%, respectively, compared to 2007 and down 63% and 85%, respectively, in 2008 compared to 2006.  These declines significantly outpaced the long-term historical pricing trend.  As a result of these market conditions, the Company and other semiconductor memory manufacturers have generally reported negative gross margins and substantial losses in recent periods.  In the first nine months of 2009, the Company reported a net loss of $1.7 billion after reporting a net loss of $1.6 billion for its entire fiscal 2008.

In response to adverse market conditions, the Company initiated restructure plans in 2009, primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In the second quarter of 2009, the Company announced that it will phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho, facility by the end of 2009.  The Company has also undertaken additional cost savings measures to increase its competitiveness, including reductions in executive and employee salary and bonuses, a continued hiring freeze, suspension of matching contributions under the Company’s 401(k) employee savings plan, and reductions of other discretionary costs such as outside services, travel and overtime.

The state of the global economy and credit markets are also making it increasingly difficult for semiconductor memory manufacturers to obtain external sources of financing to fund their operations.  Although the Company believes that it is better positioned than some of its competitors, it faces challenges that require it to continue to make significant improvements in its competitiveness.  Additionally, the Company is considering further financing alternatives, continuing to limit capital expenditures and implementing further cost reduction initiatives.

DRAM joint ventures with Nanya Technology Corporation (“Nanya”): The Company has a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs and the Company’s development costs are expected to exceed Nanya’s development costs in the near term by a significant amount.  In addition, the Company has transferred and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  The Company recognized $25 million and $79 million of license revenue in net sales from this agreement in the third quarter and first nine months of 2009, respectively, and from May 2008 through June 4, 2009 has recognized $115 million of cumulative license revenue.  In addition, the Company expects to receive royalties in future periods from Nanya for sales of stack DRAM products manufactured by or for Nanya.

The Company has also partnered with Nanya in investments in two Taiwan DRAM memory companies:  Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  As of June 4, 2009, the ownership of Inotera was held 35.6% by Nanya, 35.5% by the Company and the balance was publicly held.  As of June 4, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.  The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.

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

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received by the Company from Nan Ya Plastics Corporation, an affiliate of Nanya, and $85 million received from Inotera.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in its investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, total consideration for the Company’s equity investment in Inotera was $377 million.

In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  In addition, Inotera charges the Company and Nanya for a portion of the costs associated with its underutilized capacity.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  Inotera’s actual wafer production will vary from time to time based on market and other conditions and its trench production capacity is expected to transition to the Company’s stack process technology.  The pricing formula in the Supply Agreement is based upon manufacturing costs and margins associated with the resale of purchased DRAM products.  Under the Supply Agreement, the Company will purchase 50% of Inotera’s aggregate trench DRAM production (less the trench DRAM products sold to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”)) and 50% of the aggregate stack DRAM production.  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase products from Inotera.  Pursuant to the Company’s obligations under the Supply Agreement, the Company recorded $15 million and $66 million of charges in cost of goods sold in the third quarter and first nine months of 2009 related to underutilized capacity.

The Company’s results of operations for the third quarter of 2009 include a loss of $43 million for the Company’s share of Inotera’s loss for the first calendar quarter of 2009.  The Company’s results of operations for the first nine months of 2009 includes losses of $99 million for the Company’s share of Inotera’s losses from the acquisition date through the first calendar quarter of 2009.  As of June 4, 2009, the Company had recorded $18 million to accumulated other comprehensive income in the accompanying consolidated balance sheet for cumulative translation adjustments for its investment in Inotera.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement.  As of June 4, 2009, the carrying value of the Company’s equity investment in Inotera was $236 million.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments”)

Inventory Write-Downs: The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  For the fourth, second and first quarters of 2008, the Company recorded inventory charges of $205 million, $15 million and $62 million, respectively.

Aptina Imaging Business (“Aptina”):  On July 10, 2009, the Company sold a 65% interest in Aptina, a wholly-owned subsidiary of the Company and a significant component of its Imaging segment, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  Under the agreement, the Company received approximately $35 million in cash and retained a 35% minority stake in Aptina after Riverwood and TPG contributed significant debt-free capital to the independent, privately-held, company.  The Company also retained all cash held by Aptina and its subsidiaries.  The Company will account for its remaining interest in Aptina under the equity method.  The Company’s Imaging segment will continue to manufacture products for Aptina under a wafer supply agreement and will provide services to Aptina at its worldwide facilities.  The Company anticipates that pricing under the wafer supply agreement will generally result in lower gross margins than historically realized on sales of Imaging products to end customers.  The Company also anticipates that the sale of Aptina will significantly reduce the Imaging segment’s research and development costs and other operating expenses.  In the third quarter of 2009, the Company recorded a charge of $53 million, the estimated loss on the transaction, to write down Aptina intangible assets and property, plant and equipments to estimated fair values.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2009	% of net sales	2008	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$979	89%	$1,327	89%	$910	92%	$3,111	89%	$3,917	89%
Imaging	127	11%	171	11%	83	8%	390	11%	475	11%
	$1,106	100%	$1,498	100%	$993	100%	$3,501	100%	$4,392	100%

Gross margin:
Memory	$104	11%	$(11)	(1)%	$(269)	(30)%	$(667)	(21)%	$(126)	(3)%
Imaging	3	2%	59	35%	2	2%	58	15%	136	29%
	$107	10%	$48	3%	$(267)	(27)%	$(609)	(17)%	$10	0%

SG&A	$80	7%	$116	8%	$90	9%	$272	8%	$348	8%
R&D	162	15%	170	11%	168	17%	508	15%	513	12%
Restructure	19	2%	8	1%	105	11%	58	2%	29	1%
Goodwill impairment	--	--	--	--	58	6%	58	2%	463	11%
Other operating (income) expense, net	92	8%	(21)	(1)%	20	2%	121	3%	(86)	(2)%
Net income (loss)	(290)	(26)%	(236)	(16)%	(751)	(76)%	(1,747)	(50)%	(1,275)	(29)%

Net Sales

Total net sales for the third quarter of 2009 increased 11% as compared to the second quarter of 2009 primarily due to an 8% increase in Memory sales and a 53% increase in Imaging sales.  Both Memory and Imaging sales for the third quarter of 2009 reflect significant increases in sales volumes as compared to the second quarter of 2009.  Memory sales were 89% of total net sales for the third quarter of 2009 as compared to 92% and 89%, respectively, for the second quarter of 2009 and third quarter of 2008.  Total net sales for the third quarter of 2009 decreased 26% as compared to the third quarter of 2008 due to a 26% decrease in both Memory and Imaging sales.  Total net sales for the first nine months of 2009 decreased 20% as compared to the first nine months of 2008 due to a 21% decrease in Memory sales and an 18% decrease in Imaging sales.

In response to adverse market conditions, the Company began to shut down production of NAND for IM Flash at the Company’s Boise fabrication facility in the second quarter of 2009 and announced that it would shut down the remainder of its production at the Boise fabrication facility by the end of 2009.  In addition, the Company implemented production slowdowns at some of its manufacturing facilities during the third and second quarters of 2009.  Production of Memory and Imaging products in the third and second quarters of 2009 was affected by the ongoing shutdown of the Boise fabrication facility and slowdowns at other facilities.  The Company expects that production for the fourth quarter of 2009 will also be affected by these factors.  The Company will adjust utilization of 200mm wafer processing capacity as product demand varies.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company recognized royalty and license revenue of $32 million in the third quarter of 2009, $33 million in the second quarter of 2009 and $10 million in the third quarter of 2008.

Memory:  Memory sales for the third quarter of 2009 increased 8% from the second quarter of 2009 as sales of DRAM products increased by 14% while sales of NAND Flash products were relatively unchanged.

Sales of DRAM products for the third quarter of 2009 increased from the second quarter of 2009 primarily due to an 18% increase in gigabit sales.  Overall average selling prices for DRAM for the third quarter of 2009 were relatively flat compared to the second quarter of 2009 as increases in average selling prices for both specialty DRAM products and DDR2 and DDR3 DRAM products were offset by the effect of a shift in product mix to a higher percentage of DDR2 and DDR3 DRAM products which generally realize lower selling prices per bit than specialty DRAM products.  Gigabit production of DRAM products increased approximately 15% for the third quarter of 2009 as compared to the second quarter of 2009, primarily due to production efficiencies achieved through transitions to higher density, advanced geometry devices.  Sales of DDR2 and DDR3 DRAM products were 30% of the Company’s total net sales in the third quarter of 2009, as compared to 26% for the second quarter of 2009 and 29% for the third quarter of 2008.

The Company sells NAND Flash products in three principal channels: 1) to Intel Corporation (“Intel”) through its IM Flash consolidated joint venture at long-term negotiated prices approximating cost, 2) to original equipment manufacturers (“OEM’s”) and other resellers and 3) to retail customers.  Aggregate sales of NAND Flash products for the third quarter of 2009 were relatively unchanged from the second quarter of 2009 and represented 39% of the Company’s total net sales for the third quarter of 2009 as compared to 43% for the second quarter of 2009 and 37% for the third quarter of 2008.

Sales through IM Flash to Intel were $195 million for the third quarter of 2009, $215 million for the second quarter of 2009 and $280 million for the third quarter of 2008.  IM Flash sales to Intel were $728 million for the first nine months of 2009 and $744 million for the first nine months of 2008.  In the third quarter of 2009, average selling prices for IM Flash sales to Intel decreased significantly due to reduction in costs per gigabit of approximately 35%.  However, gigabit sales to Intel were 55% higher in the third quarter compared to the second quarter due to a 36% increase in gigabit production of NAND Flash products over the same period primarily due to the Company’s continued transition to higher density 34 nanometer (nm) NAND Flash products and other improvements in product and process technologies.

Aggregate sales of NAND Flash products to the Company’s OEM, resellers and retail customers were approximately 10% higher in the third quarter of 2009 compared to the second quarter of 2009 primarily due to a 13% increase in average selling prices, partially offset by a slight decrease in gigabit sales.  Average selling prices to the Company’s OEM and reseller customers in the third quarter of 2009 increased approximately 27% compared to the second quarter of 2009 while average selling prices of the Company’s Lexar brand, directed primarily at the retail market, were relatively unchanged.

Memory sales for the third quarter of 2009 decreased 26% from the third quarter of 2008 as sales of DRAM products decreased by 29% and sales of NAND Flash products decreased 23%.  The decrease in sales of DRAM products for the third quarter of 2009 from the third quarter of 2008 was primarily the result of a 55% decline in average selling prices mitigated by a 50% increase in gigabits sold.  Gigabit production of DRAM products increased 49% for the third quarter of 2009 as compared to the third quarter of 2008, primarily due to production efficiencies from the Company’s improvements in product and process technologies.  The decrease in sales of NAND Flash products for the third quarter of 2009 from the third quarter of 2008 was primarily due to a 55% decline in average selling prices mitigated by a 71% increase in gigabits sold.  The significant increase in gigabit sales of NAND Flash products was primarily due to a 69% increase in production primarily as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  The increase in NAND Flash production was achieved despite the shutdown of 200mm NAND Flash production, which began in the second quarter of 2009.

Memory sales for the first nine months of 2009 decreased 21% from the first nine months of 2008 as sales of DRAM products decreased by 27% and sales of NAND Flash products decreased 10%.  The decrease in sales of DRAM products for the first nine months of 2009 from the first nine months of 2008 was primarily the result of a 53% decline in average selling prices mitigated by a 46% increase in gigabits sold.  Gigabit production of DRAM products increased 49% for the first nine months of 2009 as compared to the first nine months of 2008, primarily due to production efficiencies from improvements in product and process technologies.  The decrease in sales of NAND Flash products for the first nine months of 2009 from the first nine months of 2008 was primarily due to a 58% decline in average selling prices mitigated by a 112% increase in gigabits sold.  The significant increase in gigabit sales of NAND Flash products was primarily due to a 94% increase in production primarily as a result of the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  The increase in NAND Flash production was achieved despite the shutdown of 200mm NAND Flash production which began in the second quarter of 2009.

Imaging:  Imaging sales for the third quarter of 2009 increased 53% as compared to the second quarter of 2009 primarily due to a 51% increase in unit sales.  Imaging sales for the third quarter and first nine months of 2009 decreased by 26% and 18%, respectively, from the corresponding periods of 2008 primarily due to decreased unit sales, particularly for products with 2-megapixel or lower resolution, and declines in average selling prices.  Demand for Imaging products in 2009 was adversely impacted by weakness in the mobile phone markets.  Imaging sales were 11% of the Company’s total net sales for the third quarter of 2009 as compared to 8% for the second quarter of 2009 and 11% for the third quarter of 2008.

Gross Margin

The Company’s overall gross margin percentage for the third quarter of 2009 improved to 10% from negative 27% for the second quarter of 2009, primarily due to an improvement in the gross margin for Memory as a result of cost reductions and the effect of selling products in the current quarter that were subject to inventory write-downs in previous quarters.  The Company’s overall gross margin percentage in the third quarter of 2009 improved from 3% for the third quarter of 2008 primarily due to an improvement in the gross margin for Memory partially offset by a decline in the gross margin for Imaging.  The Company’s overall gross margin percentage declined from essentially breakeven for the first nine months of 2008 to negative 17% for the first nine months of 2009 due to declines in the gross margins for both Memory and Imaging.  Production slowdowns and shutdowns implemented at some of the Company’s manufacturing facilities during the third and second quarters of 2009 adversely affected per gigabit costs of Memory products and per unit costs of Imaging products, and the continuation of these slowdowns is expected to have an adverse effect on product costs in the fourth quarter of 2009.

Memory:  The Company’s gross margin percentage for Memory products improved to 11% for the third quarter of 2009 from negative 30% for the second quarter of 2009 primarily due to significant improvements in the gross margins for both DRAM and NAND Flash products.  Gross margins for the third quarter of 2009 reflected significant cost reductions for DRAM and NAND Flash products and the effects of selling products in the current quarter that were subject to inventory write-downs in prior quarters, as discussed in more detail below.  Gross margins for Memory products for the third and second quarters of 2009 were also adversely affected by $39 million and $67 million, respectively, of costs associated with underutilized capacity primarily from Inotera and IM Flash’s Singapore facility.

The Company’s gross margins for Memory in 2009 and 2008 were impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent periods are higher than they otherwise would be.  The impact of inventory write-downs on gross margins for all periods reflects the period-end inventory write-down less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on gross margin by period were as follows:

	Third Quarter		Second Quarter	Nine Months
	2009	2008	2009	2009	2008
	(amounts in millions)

Period-end inventory write-downs	$--	$--	$(234)	$(603)	$(77)
Estimated effect of previous inventory write-downs	242	21	277	676	85
Net effect of inventory write-downs	$242	$21	$43	$73	$8

In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

The Company’s gross margin for NAND Flash products for the third quarter of 2009 improved from the second quarter of 2009, despite a 17% decrease in overall average selling prices per gigabit, primarily due to the effects of inventory write-downs and a 35% reduction in costs per gigabit.  The reduction in NAND Flash costs per gigabit was primarily due to lower manufacturing costs as a result of increased production of higher-density, advanced-geometry devices.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.

The Company’s gross margin for DRAM products for the third quarter of 2009 improved from the second quarter of 2009, primarily due to reductions in cost per gigabit partially offset by the 2% decrease in average selling prices per gigabit.  The Company’s DRAM costs per gigabit were 39% lower in the third quarter of 2009 compared to the second quarter of 2009 (24% of which was due to the effects of previous inventory write-downs) due to production efficiencies achieved through transitions to higher-density, advanced-geometry devices.

The Company’s gross margin percentage for Memory products improved to 11% for the third quarter of 2009 from negative 1% for the third quarter of 2008 primarily due to improvements in the gross margins for NAND Flash products partially offset by slight declines in the gross margins for DRAM products.  Gross margins on NAND Flash products for the third quarter of 2009 improved from the third quarter of 2008 primarily due to per gigabit cost reductions of 66% partially offset by the 55% decline in overall average selling prices.  Declines in gross margins on sales of DRAM products for the third quarter of 2009 as compared to the third quarter of 2008 were primarily due to the 55% decline in average selling prices mitigated by per gigabit cost reductions of 52% (19% of which was due to the effects of previous inventory write-downs).

The Company’s gross margin percentage for Memory products declined from negative 3% for the first nine months of 2008 to negative 21% for the first nine months of 2009 primarily due to declines in the gross margin for DRAM products.  Declines in gross margins on sales of DRAM products for the first nine months of 2009 as compared to the first nine months of 2008 were primarily due to the 53% decline in average selling prices mitigated by per gigabit cost reductions.  The Company’s DRAM costs per gigabit were 34% lower in the first nine months of 2009 compared to the first nine months of 2008.  Gross margins on NAND Flash products for the first nine months of 2009 were approximately the same as for the first nine months of 2008 as the 58% decline in average selling prices was offset by per gigabit cost reductions.

Imaging:  The Company’s gross margin percentage for Imaging for the third quarter of 2009 remained approximately the same as for the second quarter of 2009 due to relatively stable average selling prices and production costs.  Imaging production costs for the third and second quarters of 2009 were adversely affected by production slowdowns implemented by the Company in response to reduced market demand.  The Company’s gross margin percentage for Imaging declined from 35% for the third quarter of 2008, primarily due to declines in average selling prices and increased costs due to production slowdowns.  The Company’s gross margin percentage for Imaging declined from 29% for the first nine months of 2008 to 15% for the first nine months of 2009 primarily due to declines in average selling prices mitigated by a shift in product mix to products with 3-megapixels or more, which realized higher margins.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2009 decreased 11% from the second quarter of 2009 due to lower bad debt expense and lower expenses as a result of the Company’s restructure initiatives.  SG&A expenses for the third quarter of 2009 decreased 31% from the third quarter of 2008 primarily due to lower payroll expenses and other costs related to the Company’s restructure initiatives and lower legal expenses.  SG&A expenses for the first nine months of 2009 decreased 22% from the first nine months of 2008, primarily due to lower payroll expenses and other costs related to the Company’s restructure initiatives and lower legal expenses.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  SG&A expenses as a percent of net sales were as follows:
	Third Quarter		Second Quarter	Nine Months
	2009	2008	2009	2009	2008
	(SG&A expenses as a percent of net sales)

Memory segment	7%	7%	9%	8%	8%
Imaging segment	7%	11%	12%	9%	11%

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

R&D expenses for the third quarter of 2009 decreased 4% from the second quarter of 2009 primarily due to decreases in development wafers processed.  R&D expenses for the third quarter of 2009 decreased 5% from the third quarter of 2008 primarily due to lower payroll costs from the Company’s cost reduction initiatives.  R&D expenses for the first nine months of 2009 were relatively unchanged from the first nine months of 2008, as decreases in costs of development wafers processed and lower payroll costs were offset by lower reimbursements under a NAND Flash R&D cost-sharing arrangement with Intel Corporation.  As a result of reimbursements received under this cost-sharing arrangement, R&D expenses were reduced by $26 million for the third quarter of 2009, $25 million for the second quarter of 2009, $34 million for the third quarter of 2008, $83 million for the first nine months of 2009 and $116 million for the first nine months of 2008.  The Company anticipates R&D expenses to approximate between $140 million to $150 million in the fourth quarter of 2009.  The Company expects that R&D expenses in future periods will be lower due to the sale in of a majority interest in Aptina in the fourth quarter of 2009.  R&D expenses as a percent of net sales were as follows:

	Third Quarter		Second Quarter	Nine Months
	2009	2008	2009	2009	2008
	(R&D expenses as a percent of net sales)

Memory segment	13%	10%	15%	13%	10%
Imaging segment	25%	20%	42%	27%	23%

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next-generation memory products.   Additional process technology R&D efforts focus on advanced computing and mobile memory architectures and new manufacturing materials.  Product design and development efforts are concentrated on the Company’s 1 Gb and 2 Gb DDR2 and DDR3 products as well as high density and mobile NAND Flash memory (including multi-level cell technology) and specialty memory products.

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily attributable to the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In the second quarter of 2009, the Company announced that it would phase out all remaining 200mm wafer manufacturing operations at its Boise, Idaho, facility by the end of 2009.  Excluding any gains or additional losses from disposition of equipment, the Company expects to incur additional restructure costs through the end of 2009 of approximately $7 million, comprised primarily of severance and other employee related costs.  The following table summarizes restructure charges (credits) resulting from the Company’s 2009 restructure activities:

	Quarter ended		Nine months ended
	June 4, 2009	March 5, 2009	June 4, 2009

Write-down of equipment	$7	$87	$150
Severance and other termination benefits	11	17	50
Gain from termination of NAND Flash supply agreement	--	--	(144)
Other	1	1	2
	$19	$105	$58

Under a previous restructure plan initiated in the fourth quarter of 2007, the Company recorded charges of $8 million and $29 million for the third quarter and first nine months of 2008, respectively, for severance and other employee-related costs and to write down certain facilities to their fair values.

Goodwill Impairment

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of 2009, the Company performed an assessment of goodwill for impairment.  Based on the results, it was determined that the carrying value of the Imaging segment exceeded its estimated fair value as of the end of the Company’s second quarter of 2009.  Therefore, the Company performed a preliminary second step of the impairment test to estimate the implied fair value of goodwill.  The preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in the Imaging segment and accordingly, the Company wrote off all $58 million of goodwill associated with its Imaging segment in the second quarter of 2009.  In the third quarter of 2009, the Company finalized the second step of the impairment analysis and the results confirmed that there was no implied value attributable to goodwill in the Imaging segment.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

In the second quarter of 2008, the Company wrote off all $463 million of its goodwill relating to its Memory segment based on the results of its test for impairment.

Other Operating (Income) Expense, Net

Other operating (income) expense for the third quarter of 2009 includes $53 million to write-down the carrying value of certain long-lived assets classified as held for sale in connection with the Company’s sale of a majority interest in its Aptina imaging solutions business. Other operating (income) expense for the third quarter and first nine months of 2009 included losses of $12 million and $55 million, respectively, on disposals of semiconductor equipment and losses of $28 million and $25 million, respectively, from changes in currency exchange rates.  Other operating (income) expense for the second quarter of 2009 included losses of $29 million on disposals of semiconductor equipment.  Other operating (income) expense for the third quarter and first nine months of 2008 included gains of $13 million and $70 million, respectively, on disposals of semiconductor equipment.  Other operating (income) expense for the first nine months of 2008 included a gain of $38 million for receipts from the U.S. government in connection with anti-dumping tariffs received in the first quarter of 2008 and losses of $33 million from changes in currency exchange rates.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements –  Aptina Imaging Corporation.)

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

Equity in Net Losses of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa.  Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by approximately two months.  The Company recognized losses from these equity method investments of $45 million and $56 million, respectively, for the third and second quarters of 2009 and a loss of $106 million for the first nine months of 2009.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2009 and 2008 primarily reflects the share of income or losses of the Company’s TECH joint venture attributed to the noncontrolling interests in TECH.  On February 27, 2009, the Company purchased 85.1 million shares of TECH for $99 million.  On June 2, 2009, the Company purchased an additional 282.0 million shares of TECH for $99 million.  As a result, noncontrolling interests in TECH were reduced from approximately 27% to approximately 24% by the February 2009 share purchase and to approximately 17% by the June 2009 share purchase.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-Based Compensation

Total compensation cost for the Company’s equity plans for the third quarter of 2009, the second quarter of 2009 and third quarter of 2008 was $12 million, $13 million and $14 million, respectively.  Total compensation cost for the Company’s equity plans for the first nine months of 2009 and 2008 was $34 million and $40 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether performance conditions will be achieved for the Company’s performance-based stock grants.  As of June 4, 2009, $85 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the third quarter of 2013.

Liquidity and Capital Resources

As of June 4, 2009, the Company had cash and equivalents and short-term investments totaling $1,306 million compared to $1,362 million as of August 28, 2008.  The balance as of June 4, 2009, included $145 million held at the Company’s IM Flash joint venture and $175 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external sources of financing to fund these needs.  Due to conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to the Company.  The Company has significantly reduced its planned capital expenditures for 2009.  In addition, the Company is considering further financing alternatives, continuing to limit capital expenditures and implementing further cost reduction initiatives.

Operating activities:  Net cash provided from operating activities was $849 million in the first nine months of 2009 which reflected $616 million provided from the management of working capital and approximately $233 million generated from the production and sales of the Company’s products.  Specifically, the Company reduced the amount of working capital as of June 4, 2009 invested in inventories by $292 million and receivables by $224 million as compared to August 28, 2008.

Investing activities:  Net cash used by investing activities was $681 million in the first nine months of 2009, which included cash expenditures of $439 million for property, plant and equipment and cash expenditures of $408 million for the acquisition of a 35.5% interest in Inotera, partially offset by the net effect of maturities and purchases of marketable investment securities of $124 million.  A significant portion of the capital expenditures related to the ramp of IM Flash facilities and the 300mm conversion of manufacturing operations at TECH.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects that capital spending will be approximately $100 million for the fourth quarter of 2009 and approximately $700 million for 2010.  As of June 4, 2009, the Company had commitments of approximately $265 million for the acquisition of property, plant and equipment, of which approximately one-half is expected to be paid within one year.

Financing activities:  Net cash used by financing activities was $105 million in the first nine months of 2009, which primarily reflects $592 million of distributions to joint venture partners, $373 million in debt payments and $127 million in payments on equipment purchase contracts, partially offset by $716 million in proceeds from borrowings and $276 million in net proceeds from the issuance of common stock.

On April 15, 2009, the Company issued 69.3 million shares of common stock for $4.15 per share in a registered public offering.  The Company received net proceeds of $276 million after deducting underwriting fees and other offering costs of $12 million.

On April 15, 2009, the Company issued $230 million of 4.25% Convertible Senior Notes due October 15, 2013 (the “4.25% Senior Notes”).  The issuance costs associated with the 4.25% Senior Notes totaled $7 million. The initial conversion rate for the 4.25% Senior Notes is 196.7052 shares of common stock per $1,000 principal amount of the 4.25% Senior Notes. This is equivalent to an initial conversion price of approximately $5.08 per share of common stock. Holders of the 4.25% Senior Notes may convert them at any time prior to maturity, unless previously redeemed or repurchased.  The Company may not redeem the 4.25% Senior Notes prior to April 20, 2012.  On or after April 20, 2012, the Company may redeem for cash all or part of the 4.25% Senior Notes if the closing price of its common stock has been at least 135% of the conversion price for at least 20 trading days during a 30 consecutive trading day period.

Concurrent with the offering of the 4.25% Senior Notes, the Company also entered into capped call transactions (the “2009 Capped Calls”) that have an initial strike price of approximately $5.08 per share, subject to certain adjustments, which was set to equal the initial conversion price of the 4.25% Senior Notes.  The 2009 Capped Calls have a cap price of $6.64 per share and cover an approximate combined total of 45.2 million shares of common stock, and are subject to standard adjustments for instruments of this type.  The 2009 Capped Calls are intended to reduce the potential dilution upon conversion of the 4.25% Senior Notes.  If, however, the market value per share of the common stock, as measured under the terms of the 2009 Capped Calls, exceeds the applicable cap price of the 2009 Capped Calls, there would be dilution to the extent that the then market value per share of the common stock exceeds the cap price.  The 2009 Capped Calls expire in October and November of 2012.  The Company paid approximately $25 million to purchase the 2009 Capped Calls.

On February 23, 2009, the Company entered into a term loan agreement with the Singapore Economic Development Board (“EDB”) enabling the Company to borrow up to $300 million Singapore dollars at 5.38%.  The terms of the agreement require the Company to use the proceeds from any borrowings under the agreement to make equity contributions to its joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”).  The loan agreement further requires that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  The Company drew $150 million Singapore dollars in the second quarter of 2009 and remaining $150 million Singapore dollars in the third quarter of 2009.  The total $300 million Singapore dollars outstanding ($207 million U.S. dollars as of June 4, 2009) is due in February 2012 with interest payable quarterly.

In the first quarter of 2009, in connection with its purchase of a 35.5% interest in Inotera, the Company entered into a two-year, variable rate term loan with Nan Ya Plastics and a six-month, variable rate term loan with Inotera.  On November 26, 2008, the Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera.  Under the terms of the loan agreements, interest is payable quarterly at LIBOR plus 2%.  The interest rates reset quarterly and were 2.7% per annum as of June 4, 2009.  The Company recorded the debt net of aggregate discounts of $31 million, which is recognized as interest expense over the respective lives of the loans, based on imputed interest rates of 12.1% for the Nan Ya Plastics loan and 11.6% for the Inotera loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $261 million as of June 4, 2009).  The Company repaid the $85 million Inotera loan in the third quarter of 2009.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

Joint ventures:  In the first nine months of 2009, IM Flash distributed $582 million to Intel and the Company estimates that it will make additional distributions to Intel of approximately $180 million in the fourth quarter of 2009.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.

On February 27, 2009, the Company purchased 85.1 million shares of TECH for $99 million, increasing its interest in TECH from approximately 73% to approximately 76%.  On June 2, 2009, the Company purchased an additional 282.0 million shares of TECH for $99 million, increasing its interest in TECH from to approximately 83%. The Company expects to make additional capital contributions to TECH in 2009 and 2010 to support its transition to 50nm wafer processing.  The timing and amount of these contributions is subject to market conditions.

Contractual obligations:  As of June 4, 2009, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2009	2010	2011	2012	2013	2014 and thereafter
	(amounts in millions)
Notes payable[1]	$2,826	$34	$342	$453	$402	$34	$1,561
Capital lease obligations[1]	661	39	168	267	51	20	116
Operating leases	76	4	17	14	10	10	21

[1] Includes interest

Off-Balance Sheet Arrangements

Concurrent with the with the offering of the 4.25% Senior Notes on April 15, 2009, the Company paid approximately $25 million for three capped call instruments that have an initial strike price of approximately $5.08 per share (the “2009 Capped Calls”).  The 2009 Capped Calls have a cap price of $6.64 per share and cover an aggregate of approximately 45.2 million shares of common stock.  The Capped Calls expire in October and November of 2012.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – Capped Call Transactions.”)

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt SFAS No. 167 effective at the beginning of 2011.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 effective at the beginning of 2010.  Upon adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May, 2007 under the provisions of FSP No. APB 14-1.  The Company estimates that the initial carrying value of its $1.3 billion convertible senior notes would have been approximately $400 million lower under FSP No. APB 14-1.  This difference of approximately $400 million would be accreted to interest expense over the approximate seven-year term of the notes and the Company estimates that this will result in additional interest expense in the first year of the notes of approximately $45 million increasing to approximately $70 million per year in the last year of the notes, excluding the effects of capitalized interest.  The Company is continuing to evaluate the full impact the adoption of FSP No. APB 14-1 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company is required to adopt SFAS No. 160 effective at the beginning of 2010.  SFAS No. 160 must be applied prospectively except for the presentation and disclosure requirements, which must be applied retrospectively.  The Company is evaluating the impact the adoption of SFAS No. 160 will have on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective at the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  The Company is required to adopt SFAS No. 157 for all other assets and liabilities effective at the beginning of 2010 and is evaluating the impact the adoption will have on its financial statements.

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

Determining when to test for impairment, the Company’s reporting units, the fair value of a reporting unit and the fair value of assets and liabilities within a reporting unit, requires judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  The Company bases fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, judgments and assumptions are required to allocate assets and liabilities to reporting units.  In the second quarter of 2009, the Company wrote off all $58 million of its goodwill related to the Imaging segment based on the results of its test for impairment.  In the second quarter of 2008, the Company wrote off all $463 million of its goodwill relating to its Memory segment based on the results of its test for impairment.

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges to write down the carrying value of inventories of memory products to their estimated market values of $234 million for the second quarter of 2009, $369 million for the first quarter of 2009 and $282 million in aggregate for 2008.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $60 million at June 4, 2009.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 4, 2009, $2,363 million of the Company’s $3,124 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt was $2,615 million as of June 4, 2009 and was $2,167 million as of August 28, 2008.  The Company estimates that as of June 4, 2009, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $64 million.  As of June 4, 2009, $761 million of the Company’s debt was at variable interest rates and an increase of 1% would increase annual interest expense by approximately $8 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held cash and other assets in foreign currencies valued at an aggregate of U.S. $206 million as of June 4, 2009 and U.S. $425 million as of August 28, 2008.  The Company also had foreign currency liabilities valued at an aggregate of U.S. $731 million as of June 4, 2009, and U.S. $580 million as of August 28, 2008.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	June 4, 2009			August 28, 2008
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro

Cash and equivalents	$13	$16	$6	$84	$130	$25
Net deferred tax assets	--	97	2	--	85	2
Accounts payable and accrued expenses	(75)	(140)	(92)	(105)	(127)	(61)
Debt	(289)	(6)	(4)	(49)	(108)	(4)
Other liabilities	(6)	(53)	(40)	(8)	(45)	(43)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of June 4, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar and U.S. $1 million for euro and the yen.  Historically, the Company has not used derivative instruments to hedge its foreign currency exchange rate risk.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus, Inc. (“Rambus”) in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, the Company subsequently added claims and defenses based on Rambus’s alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.

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

On January 13, 2006, Rambus filed a lawsuit against the Company in the U.S. District Court for the Northern District of California.  The complaint alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging among other things, antitrust and fraud claims.  The Northern District of California Court subsequently consolidated the antitrust and fraud claims and certain equitable defenses of the Company and other parties against Rambus in a jury trial that began on January 29, 2008.  On March 26, 2008, a jury returned a verdict in favor of Rambus on the Company’s antitrust and fraud claims.  On November 24, 2008, the Court granted partial summary judgment of infringement in favor of Rambus on one of the patent claims at issue in the case.  Trial on the patent phase of that case has been stayed pending resolution of Rambus’ appeal of the Delaware spoliation decision or further order of the California Court.

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

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

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

For the first nine months of 2009, average selling prices of DRAM and NAND Flash products decreased 53% and 58%, respectively, as compared to the first nine months of 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  Currently, and at times in the past, average selling prices for our memory products have been below our manufacturing costs.  We recorded aggregate inventory write-downs of $234 million for the second quarter of 2009, $369 million for the first quarter of 2009, $282 million in 2008 and $20 million in 2007 as a result of the significant decreases in average selling prices for our semiconductor memory products.  If the estimated market values of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, we recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.  Future charges for inventory write-downs could be larger than the amounts recorded in 2009 and 2008.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to be approximately $100 million for the fourth quarter of 2009 and approximately $700 million for 2010.  Cash and investments of IM Flash and TECH are generally not available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  We significantly reduced our planned capital expenditures for 2009.  In addition, we are considering further financing alternatives, continuing to limit capital expenditures and implementing further cost-cutting initiatives.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to increase gross margins due to factors including, but not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.  Production slowdowns that we implemented at some of our manufacturing facilities adversely affected per gigabit costs of Memory products during the third and second quarters of 2009.  We expect that our per gigabit costs for the fourth quarter of 2009 will also be affected by production slowdowns.

Consolidation of industry participants and governmental assistance may contribute to uncertainty in the semiconductor market and negatively impact our ability to compete.

The semiconductor industry is highly competitive and, despite historically high levels of overall demand, manufacturing capacity in the semiconductor industry exceeds demand.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  In particular, the some governments are considering a wide range of proposals to assist some of our competitors.  In addition, significant declines in the average selling prices of DRAM and NAND Flash products as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Consolidation of industry competitors could put us at a competitive disadvantage.

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

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND flash joint ventures with Intel, our DRAM joint ventures with Nanya, our TECH DRAM joint venture and our MP Mask joint venture with Photronics.  These strategic partnerships and joint ventures are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•	our interests could diverge from our partners in the future or we may not be able to agree with partners on the amount, timing or nature of further investments in our joint venture;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	these operations may be less cost efficient as a result of underutilized capacity; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

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

In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera Memories, Inc., a Taiwanese DRAM memory manufacturer, for $398 million in cash.  As a result of this acquisition, we have rights and obligations to purchase 50% of the wafer production of Inotera.  Our acquisition of an interest in Inotera involves numerous risks including the following:

•	Inotera’s ability to meet its ongoing obligations;

•	charges to us resulting from underutilized capacity;

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	increasing debt to finance the acquisition;

•	uncertainties around the timing and amount of wafer supply received;

•	risks relating to our purchase of the Inotera shares and related agreements arising in connection with Qimonda’s bankruptcy proceedings;

•	Inotera’s operations may become less cost efficient as a result of underutilized capacity;

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

In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench products from Inotera under a supply agreement.  Pursuant to our obligations under a supply agreement with Inotera, we recorded $15 million and $51 million to cost of goods sold in the third and second quarters of 2009, respectively, for our obligations to Inotera under the supply agreement.

Our NAND Flash memory operations involve numerous risks.

As a result of severe oversupply in the NAND Flash market, our average selling prices of NAND Flash products decreased 58% for the first nine months of 2009 as compared to the first nine months of 2008 after decreasing 67% for 2008 as compared to 2007 and 56% for 2007 as compared to 2006.  As a result, we experienced negative gross margins on sales of our NAND Flash products in 2009 and 2008.  In the first quarter of 2009, we discontinued production of NAND flash memory for IM Flash at our Boise facility.  The NAND Flash production shutdown reduces IM Flash’s NAND flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of production of NAND Flash at IM Flash’s Singapore wafer fabrication plant.  A continuation of the challenging conditions in the NAND Flash market will materially adversely affect our business, results of operations and financial condition.

We may incur additional restructure charges or not realize the expected benefits of new initiatives to reduce costs across our operations.

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we initiated restructure plans in 2009.  In the first quarter of 2009, our IM Flash joint venture between us and Intel terminated its agreement with us to obtain NAND Flash memory supply from our Boise facility, reducing our NAND Flash production by approximately 35,000 200mm wafers per month.  In addition, we and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In the second quarter of 2009, we announced that we will phase out all 200mm wafer manufacturing operations at our Boise, Idaho, facility by the end of 2009.  As a result of these actions, we recorded total restructure charges of $19 million and $105 million in the third and second quarters of 2009, respectively, and a net $66 million credit to restructure in the first quarter of 2009.  The net credit for the first quarter of 2009 includes a $144 million gain in connection with the termination of the NAND Flash supply agreement.  We expect to incur additional restructure costs through 2009 of approximately $7 million, comprised primarily of severance and other employee related costs.  As a result of these initiatives, we expect to lose production output, incur restructuring or other infrequent charges and we may experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California.  Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  Trial on the patent phase of that case has been stayed pending appeal of the Delaware spoliation decision or further order of the California court.  (See “Item 1.  Legal Proceedings” for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

On March 6, 2009, Panavision Imaging LLC filed suit against the Company and Aptina Imaging Corporation, a subsidiary of the Company, in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

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

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of June 4, 2009, our 83% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $573 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  We have guaranteed approximately 73% of the outstanding amount of TECH’s credit facility, and our obligation increases to 100% of the outstanding amount of the facility in April 2010.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing and to avoid covenant defaults we may have to pay off debt obligations and make additional contributions to TECH, which could adversely affect our liquidity and financial condition.

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

We currently have a higher level of debt compared to historical periods.  As of June 4, 2009, we had $3.1 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during the second quarter of 2009, have covenants which require us to maintain minimum levels of tangible net worth and cash and investments.  As of June 4, 2009, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

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

We may experience risks in connection with implementing Aptina’s new business structure.

On July 10, 2009, we sold a 65% interest in Aptina, our wholly-owned subsidiary and a component of the Imaging segment, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  Under the agreement, we retained a 35% minority stake in Aptina.  We will account for its remaining interest in Aptina under the equity method and recognize our share of Aptina’s earnings or losses.  Our Imaging segment will continue to manufacture products for Aptina under a wafer supply agreement and will provide services to Aptina at its worldwide facilities.  We may incur significant costs to convert Imaging operations to a new business structure, operations could be disrupted and Aptina may lose key personnel.  If our efforts to restructure the Imaging business are unsuccessful, our business, results of operations or financial condition could be materially adversely affected.

The future success of our Imaging foundry business is dependent on Aptina’s market success and customer demand.

In recent quarters, Aptina’s net sales and gross margins decreased due to declining demand and increased competition.  There can be no assurance that Aptina will be able to grow or maintain its market share or gross margins.  Any reduction in Aptina’s market share could adversely affect the operating results of our Imaging foundry business.  Aptina’s success depends on a number of factors, including:

•	development of products that maintain a technological advantage over the products of our competitors;

•
accurate prediction of market requirements and evolving standards, including pixel resolution, output interface standards, power requirements, optical lens size, input standards and other requirements;

•	timely completion and introduction of new imaging products that satisfy customer requirements; and

•
timely achievement of design wins with prospective customers, as manufacturers may be reluctant to change their source of components due to the significant costs, time, effort and risk associated with qualifying a new supplier.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $25 million for the first nine months of 2009 and of $25 million for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of June 4, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar and $1 million for the euro and yen.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition will be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 83% of our consolidated net sales for the third quarter of 2009.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We review the carrying value of long-lived assets (including property, plant and equipment and intangible assets) for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  The semiconductor memory industry is experiencing a severe downturn which has adversely affected our revenues, margins and cash flows.  If business conditions continue to deteriorate, we may be required to negatively revise our estimated future cash flows related to the future use of assets, which could result in impairment charges to long-lived assets.  As of June 4, 2009, we had approximately $7,536 million of property, plant and equipment and $355 million of intangible asset that could be subject to impairment.  Any impairment charges recorded could have a material adverse effect on our results of operations.

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2009, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 39,903 shares of its common stock at an average price per share of $4.61.  The Company retired the 39,903 shares in the third quarter of 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 6, 2009 – April 9, 2009	10,386	$4.07	N/A	N/A
April 10, 2009 – May 7, 2009	1,250	4.63	N/A	N/A
May 8, 2009 – June 4, 2009	28,267	4.80	N/A	N/A
	39,903	4.61

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

1.1	Note Underwriting Agreement, dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (1)
1.2
Common Stock Underwriting Agreement, dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (1)

3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, as amended (3)
4.1	Convertible Senior Note Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 15, 2009 (4)
4.2	Form of 4.25% Convertible Senior Note due October 15, 2013 (included in Exhibit 4.1 hereto) (4)
10.1	Capped Call Confirmation (Reference No. SDB 1630322480), dated as of April 8, 2009, by and between Micron Technology, Inc. and Goldman, Sachs & Co. (1)
10.2	Capped Call Confirmation (Reference No. CGPWK6), dated as of April 8, 2009, by and between Micron Technology, Inc. and Morgan Stanley & Co International plc (1)
10.3	Capped Call Confirmation (Reference No. 325758), dated as of April 8, 2009, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
_____________________
(1)	Incorporated by reference to Current Report on Form 8-K dated April 8, 2009
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(3)	Incorporated by reference to Current Report on Form 8-K dated October 1, 2008
(4)	Incorporated by reference to Current Report on Form 8-K dated April 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: July 14, 2009	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)