Form 10-K
period 2009-09-03
MICRON TECHNOLOGY INC
filed 2009-10-28
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 3, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 5, 2009, as reported by the New York Stock Exchange, was approximately $1.4 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 20, 2009, was 849,823,817.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2009 Annual Meeting of Shareholders to be held on December 10, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding royalty payments from Nanya, Inotera’s transition to the Company’s stack process technology and gross margins from the Company’s imaging wafer supply agreement with Aptina; in “Products” regarding increased sales of DDR3 DRAM products and growth in demand for NAND Flash products and solid-state drives; and in “Manufacturing” regarding the transition to smaller line-width process technologies and Inotera’s transition to the Company’s stack process technology.  The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors.” All period references are to the Company’s fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its consolidated subsidiaries (hereinafter referred to collectively as the “Company”), a Delaware corporation, was incorporated in 1978.  The Company’s executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and its telephone number is (208) 368-4000.  Information about the Company is available on the internet at www.micron.com.  Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  Materials filed by the Company with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling 1-800-SEC-0330.  Also available on the Company’s website are its:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of the Company’s Code of Business Conduct and Ethics will also be posted on the Company’s website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on the Company’s website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.  In January 2009, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards.

Overview

The Company is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory.  In addition, the Company manufactures CMOS image sensor products under a wafer foundry arrangement.  The Company’s products are offered in a wide variety of package and configuration options, architectures and performance characteristics tailored to meet application and customer needs.  Individual devices leverage the Company’s advanced semiconductor processing technology and manufacturing expertise.  The Company aims to continually introduce new generations of products that offer lower costs per unit and improved performance characteristics.  The Company operates in two reportable segments, Memory and Imaging.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information.”)

In 2009, 2008 and 2007, the semiconductor memory industry experienced a severe downturn due to a significant oversupply of products.  The downturn was exacerbated by global economic conditions which adversely affected demand for semiconductor memory products.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products declined 52% and 56%, respectively, for 2009 as compared to 2008 after declining 51% and 67%, respectively, for 2008 as compared to 2007 and declining 23% and 56%, respectively, for 2007 as compared to 2006.  These declines significantly outpaced the long-term historical pricing trend.  As a result of these market conditions, the Company and other semiconductor memory manufacturers reported substantial losses in recent periods.  In 2009, the Company reported a net loss of $1.8 billion after reporting net losses of $1.6 billion for 2008 and $320 million for 2007.

Memory:  The Memory segment’s primary products are DRAM and NAND Flash, which are key memory components used in a broad array of electronic applications, including personal computers, workstations, network servers, mobile phones, Flash memory cards, USB storage devices, MP3/4 players and other consumer electronics products.  The Company sells primarily to original equipment manufacturers, distributors and retailers located around the world.  The Company is focused on improving its Memory segment’s competitiveness by developing new products, advancing its technology and reducing costs.

In response to adverse market conditions, the Company initiated restructure plans in 2009, primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel Corporation (“Intel”), terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  The Company and Intel also agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.

In 2008, the Company established a partnering arrangement with Nanya Technology Corporation (“Nanya”) pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  Each party generally bears its own development costs.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010, of which the Company recognized license revenue of $105 million and $37 million in 2009 and 2008, respectively.  In addition, the Company expects to receive royalties in future periods from Nanya for sales of stack DRAM products manufactured by or for Nanya.

In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera Memories, Inc. (“Inotera”), a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  In August 2009, the Company’s ownership interest in Inotera was reduced to 29.8% as a result of Inotera’s issuance of common stock in a public offering for approximately $310 million.  In connection with the acquisition of the shares in Inotera, the Company and Nanya also entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.   Inotera charges the Company and Nanya for a portion of the costs associated with its underutilized capacity, if any.  Inotera’s trench production is expected to transition to the Company’s stack process technology.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.   (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – DRAM joint ventures with Nanya”)

Imaging:  On July 10, 2009, the Company sold a 65% interest in Aptina Imaging Corporation (“Aptina”), previously a wholly-owned subsidiary of the Company and a significant component of the Company’s Imaging segment, to Riverwood Capital and TPG Capital.  In connection with the transaction, the Company received approximately $35 million in cash and retained a 35% minority interest in Aptina.  The Company also retained all cash held by Aptina and its subsidiaries.  The Company accounts for its remaining interest in Aptina under the equity method.  The Company’s Imaging segment continues to manufacture products for Aptina under a wafer supply agreement.  The Company anticipates that pricing under the Aptina wafer supply agreement will generally result in lower gross margins than historically realized on sales of Imaging products to end customers.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments - Aptina”)

Products

Memory:  Sales of Memory products were 89%, 89% and 88% of the Company’s total net sales in 2009, 2008 and 2007, respectively.

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 50%, 54% and 65% of the Company’s total net sales in 2009, 2008 and 2007, respectively.  The Company offers DRAM products with a variety of performance, pricing and other characteristics including high-volume DDR2 and DDR3 products as well as specialty DRAM memory products including DDR, SDRAM, Mobile DRAM, PSRAM and RLDRAM.

DDR2 and DDR3:  DDR2 and DDR3 are standardized, high-density, high-volume DRAM products that are sold primarily for use as main system memory in computers and servers.  DDR2 and DDR3 products offer high speed and high bandwidth at a relatively low cost compared to other DRAM products.  DDR2 products were the highest volume parts in the DRAM market in 2009 and were 22%, 28% and 32% of the Company’s total net sales in 2009, 2008 and 2007, respectively.  DDR3 products were 7% of total net sales in 2009 and the Company expects that sales of DDR3 products will increase significantly in 2010.

The Company offers DDR2 products in 256 megabit (“Mb”), 512 Mb, 1 gigabit (“Gb”) and 2 Gb densities.  The Company offers DDR3 products in 1 Gb and 2 Gb densities.  The Company expects that these densities will be necessary to meet future customer demands for a broad array of products.  The Company offers its DDR2 and DDR3 products in multiple configurations, speeds and package types.  In connection with the Company’s acquisition of Inotera in 2009, the Company currently also offers DDR2 and DDR3 DRAM products manufactured by Inotera using a trench DRAM technology as Inotera transitions to the Company’s stack DRAM technology.

Other DRAM products:  The Company also offers specialty DRAM memory products including DDR, SDRAM, Mobile DRAM, Pseudo-static RAM (“PSRAM”) and Reduced Latency DRAM (“RLDRAM”), which are used primarily in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as memory upgrades to legacy computers.  Aggregate sales of these products were 21%, 25% and 33% of the Company’s total net sales in 2009, 2008 and 2007, respectively.  The Company offers these products in densities ranging from 64 Mb to 1Gb.

NAND Flash memory (“NAND”):  NAND products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off.  NAND sales were 39%, 35% and 23% of the Company’s total net sales in 2009, 2008 and 2007, respectively.  NAND is ideal for mass-storage devices due to its fast erase and write times, high density, and low cost per bit relative to other solid-state memory.  The market for NAND products has grown rapidly and the Company expects it to continue to grow due to demand for removable and embedded storage devices.  Removable storage devices such as USB and Flash memory cards are used with applications such as personal computers, digital still cameras, MP3/4 players and mobile phones.  Embedded NAND-based storage devices are utilized in MP3/4 players, mobile phones, computers and other personal and consumer applications.

NAND and DRAM share common manufacturing processes, enabling the Company to leverage its product and process technologies and manufacturing infrastructure across these two product lines.  The Company’s NAND designs feature a small cell structure that allows for higher densities for demanding applications.  The Company offers Single-Level Cell (“SLC”) products and Multi-Level Cell (“MLC”) NAND products, which have two or more times the bit density of SLC products.  In 2009, the Company offered SLC NAND products in 1 Gb, 2 Gb, 4 Gb and 8 Gb densities.  In 2009, the Company offered 8 Gb, 16 Gb and 32 Gb 2-bit-per-cell MLC NAND products and began sampling 3-bit-per-cell 32 Gb MLC NAND products.  In 2009, 32 Gb MLC NAND products manufactured using industry-leading 34 nanometer (“nm”) process technology were 14% of the Company’s total net sales.  The Company offers high-speed NAND products that deliver transfer speeds up to 200 megabytes per second (MB/s) as compared to 40 MB/s for conventional SLC NAND.  These higher speeds are achieved by leveraging an ONFI 2.0 specification and a four-plane architecture with higher clock speeds.

The Company offers next-generation RealSSD™ solid-state drives for enterprise server and notebook applications which offer higher performance, reduced power consumption and enhanced reliability as compared to typical hard disk drives.  Using Micron's SLC and MLC NAND process technology, the solid-state drives are offered in 2.5-inch and 1.8-inch form factors, with densities up to 256 gigabytes and as embedded USB devices with densities up to 8 gigabytes.  The Company expects that demand for solid-state drives will increase significantly over the next few years.  The Company also offers NAND Flash in multichip packages (“MCP’s”) that incorporate NAND Flash with other memory products manufactured by the Company to create a single package that simplifies design while improving performance and functionality.

The Company’s Lexar subsidiary sells high-performance digital media products and other flash-based storage products through retail and original equipment manufacturing (OEM) channels.  The Company’s digital media products include a variety of Flash memory cards with a range of speeds, capacities and value-added features.  The Company’s digital media products also include its JumpDrive™ products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement and digital media accessories such as card readers and image rescue software.  The Company offers Flash memory cards in all major media formats currently used by digital cameras and other electronic host devices, including:  CompactFlash, Memory Stick and Secure Digital Cards.  Many of CompactFlash, Memory Stick and Memory Stick PRO products sold by the Company incorporate its patented controller technology.  Other products, including Secure Digital Card Flash memory cards and some JumpDrive products, incorporate third party controllers.  The Company also resells Flash memory products that are purchased from suppliers.  The Company offers Flash memory cards in a variety of speeds and capacities.  The Company sells products under its Lexar™ brand and also manufactures products that are sold under other brand names.  The Company has an agreement with Eastman Kodak to sell digital media products under the Kodak brand name.

Imaging:   The Company manufactures CMOS image sensor products for Aptina under a wafer supply agreement entered into at the time the Company agreed to sell a 65% interest in Aptina on July 10, 2009.  Imaging sales are dependent on Aptina’s ability to successfully design and market CMOS image sensor products to end customers.

Manufacturing

The Company’s manufacturing facilities are located in the United States, China, Italy, Japan, Puerto Rico and Singapore.  The Company’s Inotera joint venture also has a wafer fabrication facility in Taiwan.  The Company’s manufacturing facilities generally operate 24 hours per day, 7 days per week.  Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment.  Most semiconductor equipment must be replaced every three to five years with increasingly advanced equipment.

The Company’s process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  The Company is continuously enhancing its production processes, reducing die sizes and transitioning to higher density products.  The Company was transitioning its DRAM production to 50nm line-width process technology in 2009 and expects that most of its DRAM products will be manufactured using its 50nm line-width process technology in the second half of 2010.  In 2009, the Company manufactured the majority of its NAND Flash memory products using its 34nm line-width process technology.  In 2010, the Company expects to transition to a lower line-width process technology for its manufacture of NAND Flash memory products.  In 2009, the Company manufactured substantially all of its high-volume Memory products on 300mm wafers.  The Company manufactured some specialty DRAM and Imaging products using 200mm wafers.

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

The Company assembles a significant portion of its memory products into memory modules.  Memory modules consist of an array of memory components attached to printed circuit boards (“PCBs”) that insert directly into computer systems or other electronic devices.  The Company’s Lexar subsidiary contracts with independent foundries and assembly and testing organizations to manufacture flash media products such as memory cards and USB devices.

The Company utilizes subcontractors to perform a significant portion of its assembly, test and module assembly services.  Outsourcing these services enables the Company to reduce costs and minimize its capital investment.

In recent years, the Company has produced an increasingly broad portfolio of products, which enhances the Company’s ability to allocate resources to its most profitable products but also increases the complexity of its manufacturing process.  Although the Company’s product lines generally use similar manufacturing processes, the Company’s overall cost efficiency can be affected by frequent conversions to new products; the allocation of manufacturing capacity to more complex, smaller-volume parts; and the reallocation of manufacturing capacity across various product lines.

NAND Flash joint ventures with Intel Corporation:  The Company has formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC and IM Flash Singapore LLP (collectively, “IM Flash”).  IM Flash manufactures NAND Flash memory products using NAND Flash designs developed by the Company and Intel.  The parties share the output of IM Flash generally in proportion to their investment in IM Flash.  The Company owned a 51% interest in IM Flash at September 3, 2009.  IM Flash’s financial results are included in the consolidated financial statements of the Company.

In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore.  The Singapore facility has not been equipped and in October 2008 the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at the facility.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash Joint Ventures with Intel.”)

TECH Semiconductor Singapore Pte. Ltd. (“TECH”):  TECH is a DRAM memory manufacturing joint venture in Singapore among Micron Technology, Inc., Canon Inc. and Hewlett-Packard Company.  The Company owned an approximate 85% interest in TECH at September 3, 2009.  TECH’s semiconductor manufacturing facilities use the Company’s product and process technology.  Subject to specific terms and conditions, the Company has agreed to purchase all of the products manufactured by TECH.  In 2009, TECH accounted for approximately 20% of the Company’s total wafer production.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is working with HP and Canon to reach a resolution of the matter.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera.  In August 2009, the Company’s ownership interest in Inotera was reduced to 29.8% as a result of Inotera’s issuance of common stock in a public offering for approximately $310 million.   In connection with the acquisition, the Company entered into a supply agreement with Inotera.  Inotera manufactures products using a trench DRAM process technology and is expected to transition to the Company’s stack DRAM process technology.  Under the Inotera supply agreement, the Company has the right to obtain 50% of Inotera’s output (approximately 50,000 300mm DRAM wafers per month as of September 3, 2009).  The Company began receiving trench DRAM products from Inotera in the fourth quarter of 2009.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – DRAM Joint Ventures with Nanya.”)

Aptina Supply Agreement:  On July 10, 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary of the Company and a significant component of the Company’s Imaging segment.  Subsequent to the sale, the Company continues to manufacture Imaging products for Aptina under a wafer supply agreement.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Aptina.”)

MP Mask Technology Center, LLC (“MP Mask”):  The Company produces photomasks for leading-edge and advanced next generation semiconductors through MP Mask, a joint venture with Photronics, Inc. (“Photronics”).  The Company and Photronics have 50.01% and 49.99% interest, respectively, in MP Mask.  The Company and Photronics also have supply arrangements wherein the Company purchases a substantial majority of the reticles produced by MP Mask.  The financial results of MP Mask are included in the consolidated financial results of the Company.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – MP Mask Technology Center, LLC.”)

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

Marketing and Customers

The Company’s products are sold into computing, consumer, networking, telecommunications, and imaging markets.  Approximately 30% of the Company’s net sales for 2009 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Intel, primarily for NAND Flash from the IM Flash joint ventures, were 20% of the Company’s net sales in 2009 and 19% of the Company’s net sales in 2008.  Sales to Hewlett-Packard Company were 10% of the Company’s net sales in 2007.

The Company’s Memory products are offered under the Micron, Lexar, Crucial and SpecTek brand names and private labels.  The Company markets its semiconductor products primarily through its own direct sales force and maintains sales offices in its primary markets around the world.  The Company maintains inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.  The Company sells Lexar-branded NAND Flash memory products primarily through retail channels and its Crucial-branded products primarily through a web-based customer direct sales channel.  The Company’s products are also offered through independent sales representatives and distributors.  Independent sales representatives obtain orders subject to final acceptance by the Company and are compensated on a commission basis.  The Company makes shipments against these orders directly to the customer.  Distributors carry the Company’s products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.

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

Backlog

Because of volatile industry conditions, customers are reluctant to enter into long-term, fixed-price contracts.  Accordingly, new order volumes for the Company’s semiconductor products fluctuate significantly.  Orders are typically accepted with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment.  Customers can change delivery schedules or cancel orders without significant penalty.  For these reasons, the Company does not believe that its order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that the Company may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  In accordance with industry practice, the Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery.  Under the Company’s general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, the Company provides more extensive limited warranty coverage than that provided under the Company’s general terms and conditions.

Competition

The Company faces intense competition in the semiconductor memory markets from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd; SanDisk Corporation; and Toshiba Corporation.  Some of the Company’s competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which the Company competes, invest in technology and capitalize on growth opportunities.  The Company’s competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product design resulting in significantly increased worldwide supply and downward pressure on prices.

Research and Development

The Company’s process technology research and development (“R&D”) efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products.  Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage the company’s core semiconductor expertise, and the development of new manufacturing materials.  Product design and development efforts are concentrated on the Company’s high density DDR3 and mobile products, as well as high density and mobile NAND Flash memory (including MLC technology), specialty memory products and memory systems.  The Company’s R&D expenses were $647 million, $680 million and $805 million in 2009, 2008 and 2007, respectively.

To compete in the semiconductor memory industry, the Company must continue to develop technologically advanced products and processes.  The Company believes that expansion of its semiconductor product offerings is necessary to meet expected market demand for specific memory and imaging solutions.  The Company’s process development center and largest design center are located at its corporate headquarters in Boise, Idaho.  The Company has several additional product design centers in other strategic locations around the world.  In addition, the Company develops leading edge photolithography mask technology at its MP Mask joint venture facility in Boise.

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture its products, the Company typically begins to process wafers before completion of performance and reliability testing.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.  The Company and Intel share R&D process and design costs for NAND Flash equally.  The Company and Nanya also jointly develop process technology and designs to manufacture stack DRAM products with each party bearing its own development costs.

Geographic Information

Sales to customers outside the United States totaled $3.9 billion for 2009 and included $1.2 billion in sales to China, $542 million in sales to Malaysia, $470 million in sales to Europe, $447 million in sales to Taiwan, and $990 million in sales to the Asia Pacific region (excluding China, Malaysia and Taiwan).  Sales to customers outside the United States totaled $4.4 billion for 2008 and $4.0 billion for 2007.  As of September 3, 2009, the Company had net property, plant and equipment of $4.7 billion in the United States, $2.1 billion in Singapore, $180 million in Italy, $112 million in Japan and $53 million in other countries.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information” and “Item 1A. Risk Factors.”)

Patents and Licenses

In recent years, the Company has been recognized as a leader in volume and quality of patents issued.  As of September 3, 2009, the Company owned approximately 17,300 U.S. patents and 2,900 foreign patents.  In addition, the Company has numerous U.S. and foreign patent applications pending.  The Company’s patents have terms expiring through 2028.

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

In recent years, the Company has recovered some of its investment in technology through sales of intellectual property rights to joint venture partners and other third parties.  The Company is pursuing additional opportunities to recover its investment in intellectual property through additional sales of intellectual property and potential partnering arrangements.

Employees

As of September 3, 2009, the Company had approximately 18,200 employees, including approximately 9,300 in the United States, 4,500 in Singapore, 1,900 in Italy, 1,500 in Japan, 800 in China and 200 in the United Kingdom.  The Company’s employees include approximately 1,500 employees in its IM Flash joint ventures that are located in the United States and 2,000 employees in its TECH joint venture that are located in Singapore.  Approximately 500 of the Company’s employees in Italy are represented by labor organizations that have entered into national and local labor contracts with the Company.  The Company’s employment levels can vary depending on market conditions and the level of the Company’s production, research and product and process development.  Many of the Company’s employees are highly skilled, and the Company’s continued success depends in part upon its ability to attract and retain such employees.  The loss of key Company personnel could have a material adverse effect on the Company’s business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from the Company’s manufacturing processes.  In 2009, the Company’s wholly-owned wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While the Company has not experienced any materially adverse effects on its operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of operations or other compliance actions.

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

As of September 3, 2009, the following executive officers and directors of the Company were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	45	Vice President of Worldwide Sales
Steven R. Appleton	49	Chairman and Chief Executive Officer
Kipp A. Bedard	50	Vice President of Investor Relations
D. Mark Durcan	48	President and Chief Operating Officer
Ronald C. Foster	58	Vice President of Finance and Chief Financial Officer
Roderic W. Lewis	54	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Patrick T. Otte	47	Vice President of Human Resources
Brian J. Shields	48	Vice President of Worldwide Wafer Fabrication
Brian M. Shirley	40	Vice President of Memory
Teruaki Aoki	67	Director
James W. Bagley	70	Director
Robert L. Bailey	52	Director
Mercedes Johnson	55	Director
Lawrence N. Mondry	49	Director
Robert E. Switz	63	Director

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

Ronald C. Foster joined the Company in April 2008 after serving as a member of the Board of Directors from June 2004 to April 2005.  From March 2005 to March 2008, he was the Chief Financial Officer for FormFactor, Inc.  Mr. Foster previously served in senior financial management positions for Hewlett-Packard, Applied Materials, Novell and JDS Uniphase.  Mr. Foster holds a BA in Economics from Whitman College and an MBA from the University of Chicago.

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

Brian J. Shields joined the Company in November 1986 and has served in various operational positions with the Company.  Mr. Shields first became an officer of the Company in March 2003 and has been Vice President of Wafer Fabrication since December 2005.

Brian M. Shirley joined the Company in August 1992 and has served in various technical positions with the Company.  Mr. Shirley became Vice President of Memory in February 2006.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Teruaki Aoki has served as President of Sony University since April 2005.  Dr. Aoki has been associated with Sony since 1970 and has held various executive positions, including Senior Executive Vice President and Executive Officer of Sony Corporation as well as President and Chief Operating Officer of Sony Electronics, a U.S. subsidiary.  Dr. Aoki holds a Ph.D. in Material Sciences from Northwestern University as well as a BS in Applied Physics from the University of Tokyo.  He was elected as an IEEE Fellow in 2003 and serves as Advisory Board Member of Kellogg School of Management of Northwestern University.  Dr. Aoki also serves on the board of Citizen Holdings Co., Ltd. Dr. Aoki is the Chairman of the Board’s Compensation Committee.

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

Robert L. Bailey has been Chairman of the Board of Directors of PMC-Sierra (“PMC”) since 2005 and also served as PMC’s Chairman from February 2000 until February 2003.  Mr. Bailey has been a director of PMC since October 1996.  He also served as the President and Chief Executive Officer of PMC from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Mr. Bailey holds a BS degree in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial and consumer applications, from December 2005 to August 2008.  Prior to that, she served as the Senior Vice President, Finance, of Lam from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004.  Before joining Lam, Ms. Johnson spent 10 years with Applied Materials, Inc., where she served in various senior financial management positions, including Vice President and Worldwide Operations Controller.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation.

Lawrence N. Mondry was the President and Chief Executive Officer of CSK Auto Corporation (“CSK”), a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry currently serves on the Board of Directors of CSK. Mr. Mondry is the Chairman of the Board’s Governance Committee and Lead Director.

Robert E. Switz is currently Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., (“ADC”), a supplier of network infrastructure products and services.  Mr. Switz has been President and Chief Executive officer of ADC since August 2003 and Chairman since August 2008.  He has been with ADC since 1994 and prior to his current position, served ADC as Executive Vice President and Chief Financial Officer.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in Marketing/Economics from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for ADC and Broadcom Corporation.  Mr. Switz is the Chairman of the Board’s Audit Committee.

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

For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In some prior periods, average selling prices for our memory products have been below our manufacturing costs.  If average selling prices for our memory products remain depressed or decrease faster than we can decrease per gigabit costs, as they recently have, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to be between $750 million and $850 million for 2010.  As of September 3, 2009, we had cash and equivalents and short-term investments totaling $1,485 million, of which $302 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  We significantly reduced our actual capital expenditures for 2009 and planned capital expenditures for 2010.  In addition, we are considering further financing alternatives, continuing to limit capital expenditures and implementing further cost-cutting initiatives.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to improve or maintain gross margins.  Factors that many limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

Consolidation of industry participants and governmental assistance to some of our competitors may contribute to uncertainty in the semiconductor market and negatively impact our ability to compete.

In recent periods manufacturing supply has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM and NAND Flash products and substantial operating losses by the Company and its competitors.  The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  Consolidation of industry competitors could put us at a competitive disadvantage.  In addition, some governments have provided, or are considering, significant financial assistance for some of our competitors.

The recent economic downturn in the worldwide economy and the semiconductor industry may harm our business.

The downturn in the worldwide economy, including a continuing downturn in the semiconductor memory industry, had an adverse effect on our business.  Adverse economic conditions affect consumer demand for devices that incorporate our products, such as personal computers, mobile phones, Flash memory cards and USB devices.  Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices.  A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures.  In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.  Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults.  As a result, our business, results of operations or financial condition could be materially adversely affected.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; and Toshiba Corporation.  Some of our competitors are large corporations or conglomerates that may have greater resources or greater access to resources, including governmental resources, to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.   Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND Flash joint ventures with Intel, our Inotera DRAM joint venture with Nanya, our TECH DRAM joint venture, our MP Mask joint venture with Photronics and our CMOS image sensor wafer supply agreement with Aptina.  These joint ventures and strategic partnerships are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•
our interests could diverge from our partners in the future or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in our joint venture;

•	recognition of our share of potential Inotera and Aptina losses in our results of operation;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	these operations may be less cost-efficient as a result of underutilized capacity; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

Our ownership interest in Inotera Memories, Inc. involves numerous risks.

In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera Memories, Inc., a publicly traded Taiwanese DRAM memory manufacturer, from Qimonda, AG.  In August 2009, our ownership interest in Inotera was reduced to 29.8% as a result of Inotera’s issuance of common stock in a public offering for approximately $310 million.  In connection with our interest in Inotera, we also have rights and obligations to purchase up to 50% of the wafer production of Inotera.  Our acquisition of an interest in Inotera involves numerous risks including the following:

•	Inotera’s ability to meet its ongoing obligations;

•	costs associated with manufacturing inefficiencies resulting from underutilized capacity;

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	increasing our debt to finance the acquisition of Inotera shares;

•	uncertainties around the timing and amount of wafer supply we will receive under the supply agreement;

•
risks relating to actions that may be taken or initiated by Qimonda’s bankruptcy administrator relating to Qimonda’s transfer to the Company of its Inotera shares and to the possible rejection of or failure to perform under certain patent and technology license agreements between the Company and Qimonda;

•
obligations during the technology transition period to procure product based on a competitor’s technology which may be difficult to sell and to provide support for such product, with respect to which we have limited technological understanding; and

•
the effect on our margins associated with our obligation to purchase product utilizing Qimonda’s trench technology at a relatively higher cost than other products manufactured by us and selling them potentially at a lower price than other products produced by us.

Pursuant to our obligations under a supply agreement with Inotera, we recorded $95 million of charges in cost of goods sold in 2009 related to underutilized capacity and purchased $46 million of trench DRAM products from Inotera.

We may incur additional restructure charges in future periods.

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we implemented restructure initiatives in 2009, 2008 and 2007 that resulted in net charges of $70 million, $33 million and $19 million, respectively.  The restructure initiatives included shutting down our 200mm wafer fabrication facility in Boise, suspending the production ramp of a new fabrication facility in Singapore and other personnel cost reductions.  Depending on market conditions, in future periods we may implement further restructure initiatives.  As a result of these initiatives, we could incur restructure charges, lose production output, lose key personnel and experience disruptions in our operations and difficulties in delivering products timely.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving the Company and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the Delaware Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  Subsequently, the Northern District of California Court stayed a trial of on the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court’s spoliation decision or further order of the California Court.  (See “Item 3. Legal Proceedings” for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

On March 6, 2009, Panavision Imaging LLC filed suit against the Company and Aptina Imaging Corporation, then a wholly-owned subsidiary of the Company, in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Accolade Systems never served the complaint, and on October 15, 2009, filed a motion to dismiss the complaint against the Company and Aptina without prejudice.

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

On May 5, 2004, Rambus filed a lawsuit in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices of Rambus DRAM ("RDRAM"), and unfair competition.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.  Trial is currently scheduled to begin in January 2010.  (See “Item 3.  Legal Proceedings” for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

We currently have a higher level of debt compared to historical periods.  As of September 3, 2009 we had $3.1 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

•	make it more difficult for us to make payments on our debt;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	limit our future ability to raise funds for capital expenditures, acquisitions, research and development and other general corporate requirements;

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions;

•	expose us to fluctuations in interest rates with respect to that portion of our debt which is at a variable rate of interest; and

•	require us to make additional investments in joint ventures to maintain compliance with financial covenants.

Several of our credit facilities, one of which was modified during 2009, have covenants which require us to maintain minimum levels of tangible net worth and cash and investments.  As of September 3, 2009, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of September 3, 2009, our 85% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $548 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  In the first quarter of 2010, TECH modified its debt covenants.  In connection with the modification, our guarantee of TECH’s debt increased from approximately 73% to approximately 85% of the outstanding amount borrowed under TECH’s credit facility.  Our guarantee could increase up to 100% of the outstanding amount borrowed under the facility based on further increases in our ownership interest in TECH and other conditions.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing.  To avoid covenant defaults we may be required to repay debt obligations and/or make additional contributions to TECH, all of which could adversely affect our liquidity and financial condition.

We expect to make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

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

We are developing new products that complement our traditional memory products or leverage their underlying design or process technology.  We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years.  The process to develop DRAM, NAND Flash and certain specialty memory products requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture new products, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of development efforts.

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

As a result of the significant decreases in average selling prices for our semiconductor memory products, we recorded charges of $603 million in aggregate for 2009, $282 million in aggregate for 2008 and $20 million in 2007 to write down inventories to their estimated market value.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our semiconductor memory inventory by approximately $75 million at September 3, 2009.  If the estimated market values of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, we will recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

The inability to reach an acceptable agreement with our TECH joint venture partners regarding the future of TECH after its shareholders’ agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of September 3, 2009, the ownership of TECH was held approximately 85% by us, approximately 11% by Canon and approximately 4% by HP.  The financial results of TECH are included in our consolidated financial statements.  In 2009, TECH accounted for 20% of our total DRAM gigabit production.  The shareholders’ agreement for TECH expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH and have a significant adverse impact on our DRAM production and results of operation.

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

Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:

•	we may be required to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $30 million for 2009 and of $25 million for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of September 3, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar and $1 million for the euro and yen.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition will be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 81% of our consolidated net sales for 2009.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

•	currency exchange rate fluctuations;

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards and other laws in a variety of jurisdictions;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

These factors may materially adversely affect our business, results of operations or financial condition.

Our net operating loss and tax credit carryforwards may be limited.

We have a valuation allowance against substantially all of our U.S. net deferred tax assets.  As of September 3, 2009, we had aggregate U.S. tax net operating loss carryforwards of $4.2 billion and unused U.S. tax credit carryforwards of $212 million.  We also had unused state tax net operating loss carryforwards of $2.6 billion and unused state tax credits of $198 million.  Substantially all of the net operating loss carryforwards expire in 2022 to 2029 and substantially all of the tax credit carryforwards expire in 2013 to 2029.  Utilization of these net operating losses and credit carryforwards is dependent upon us achieving sustained profitability.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.

If our manufacturing process is disrupted, our business, results of operations or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, TECH, Inotera and MP Mask joint ventures may be limited by our agreements with our partners.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters are located in Boise, Idaho.  The following is a summary of the principal facilities owned by the Company:

Location	Principal Operations

Boise, Idaho	R&D including wafer fabrication and reticle manufacturing
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Two wafer fabrication facilities and a test, assembly and module assembly facility
Nishiwaki City, Japan	Wafer fabrication
Avezzano, Italy	Wafer fabrication
Nampa, Idaho	Test
Aguadilla, Puerto Rico	Module assembly and test
Xi’an, China	Test

The Company also owns and leases a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.  The Company’s facility in Lehi is owned and operated by its IM Flash joint venture with Intel.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash Joint Ventures with Intel.”)  One of the Company’s wafer fabrication facilities in Singapore is owned by its TECH joint venture and collateralizes, in part, TECH’s $548 million credit facility.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)  The Company’s other wafer fabrication facility in Singapore is owned by its IM Flash Singapore joint venture.  The IM Flash Singapore facility was substantially completed in the first quarter of 2009 but has not been equipped.  In October 2008, the Company and Intel agreed to suspend tooling and the ramp of production at IM Flash’s Singapore wafer fabrication plant.  Utilization of the facility is dependent on market conditions.

In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera.  As a result of this acquisition, the Company has rights and obligations to purchase up to 50% of the wafer production of Inotera.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – DRAM joint ventures with Nanya .”)

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

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against the Company in the U.S. District Court for the Northern District of California. Rambus alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of the Company's net sales. On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving the Company and Rambus and involving allegations by Rambus of patent infringement against the Company in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the Delaware Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court’s spoliation decision or further order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, then a wholly-owned subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Accolade Systems never served the complaint, and on October 15, 2009, filed a motion to dismiss the complaint against the Company and Aptina without prejudice.

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

Three purported class action lawsuits alleging price-fixing of “Static Random Access Memory” or “SRAM” products  have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased SRAM products directly or indirectly from various SRAM suppliers.

In addition, three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including a conspiracy to restrict output and fix prices of Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in January 2010.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.

The Company is unable to predict the outcome of these lawsuits.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and was subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint was based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint sought unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint was derivative in nature and did not seek monetary damages from the Company.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.  On July 16, 2009, the Idaho Supreme Court issued an opinion upholding the lower court’s dismissal of the complaint.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common stock is listed on the New York Stock Exchange and is traded under the symbol “MU.”  The following table represents the high and low closing sales prices for the Company’s common stock for each quarter of 2009 and 2008, as reported by Bloomberg L.P.

	High	Low

2009:
4th quarter	$7.56	$4.70
3rd quarter	5.50	2.58
2nd quarter	4.32	1.85
1st quarter	5.13	1.69
2008:
4th quarter	$8.53	$4.24
3rd quarter	8.84	5.46
2nd quarter	9.26	5.75
1st quarter	11.79	7.94

Holders of Record

As of October 20, 2009, there were 3,147 shareholders of record of the Company’s common stock.

Dividends

The Company has not declared or paid cash dividends since 1996 and does not intend to pay cash dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Sales of Unregistered Securities

On August 11, 2009, the Company issued 1.8 million unregistered shares of common stock to DT FLCO, Inc. as noncash consideration of $12 million paid for a business acquired for cash and stock.  These shares were exempt from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 26,177 shares of its common stock at an average price of $6.12 per share.  In the fourth quarter of 2009, the Company retired the 26,177 shares acquired in the fourth quarter of 2009.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

June 5, 2009 – July 9, 2009	14,622	$5.43	N/A	N/A
July 10, 2009 – August 6, 2009	939	5.21	N/A	N/A
August 7, 2009 – September 3, 2009	10,616	7.15	N/A	N/A
	26,177	6.12

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for the Company’s Common Stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 31, 2004, through August 31, 2009.

Note:  Management cautions that the stock price performance information shown in the graph below is provided as of fiscal year-end and may not be indicative of current stock price levels or future stock price performance.

The Company operates on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of the Company’s fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, the Company has calculated its stock performance graph assuming an August 31 year end.  The performance graph assumes $100 invested on August 31, 2004 in Common Stock of Micron Technology, Inc., the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented are assumed to be reinvested.  The performance was plotted using the following data:

Performance Graph Data

	2004	2005	2006	2007	2008	2009

Micron Technology, Inc.	$100	$103	$150	$99	$37	$64
S&P 500 Composite Index	100	113	123	141	125	102
Philadelphia Semiconductor Index (SOX)	100	128	122	137	98	87

Item 6.  Selected Financial Data

	2009	2008	2007	2006	2005
	(in millions)

Net sales	$4,803	$5,841	$5,688	$5,272	$4,880
Gross margin	(439)	(55)	1,078	1,200	1,146
Operating income (loss)	(1,675)	(1,595)	(280)	350	217
Net income (loss)	(1,835)	(1,619)	(320)	408	188
Diluted earnings (loss) per share	(2.29)	(2.10)	(0.42)	0.57	0.29

Cash and short-term investments	1,485	1,362	2,616	3,079	1,290
Total current assets	3,344	3,779	5,234	5,101	2,926
Property, plant and equipment, net	7,081	8,811	8,279	5,888	4,684
Total assets	11,455	13,430	14,818	12,221	8,006
Total current liabilities	1,892	1,598	2,026	1,661	979
Long-term debt	2,674	2,451	1,987	405	1,020
Noncontrolling interests in subsidiaries	1,986	2,865	2,607	1,568	--
Total shareholders’ equity	4,654	6,178	7,752	8,114	5,847

In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera Memories, Inc. (“Inotera”), a publicly-traded DRAM manufacturer in Taiwan.  In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera pursuant to which Inotera sells trench and stack DRAM products to the Company and the Company’s DRAM joint venture partner, Nanya Technology Corporation.  On August 3, 2009, Inotera issued shares in a public offering, decreasing the Company’s interest in Inotera to 29.8%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – DRAM joint ventures with Nanya.”)

On July 10, 2009, the Company sold a 65% interest in Aptina Imaging Corporation (“Aptina”), a wholly-owned subsidiary of the Company.  The Company continues to manufacture products for Aptina under a wafer supply agreement.  The Company accounts for its remaining interest in Aptina under the equity method.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Aptina.”)

The Company formed two joint ventures (collectively “IM Flash”) with Intel Corporation to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC, which began operations in the second quarter of 2006, and IM Flash Singapore LLP, which began operations in the third quarter of 2007.  The Company owns 51% and Intel owns 49% of IM Flash.  The financial results of IM Flash are included in the consolidated financial statements of the Company.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash joint venture with Intel.”)

The Company began consolidating the financial results of its TECH Semiconductor joint venture (“TECH”) as of the beginning of the third quarter of 2006.  In the third quarter of 2007, the Company acquired all of the shares of TECH common stock held by Singapore Economic Development Board, which increased the Company’s ownership interest in TECH from approximately 43% to approximately 73%.  As a result of the purchases of TECH shares in 2009, the Company’s ownership interest in TECH was increased from to approximately 73% as of August 28, 2008 to approximately 85% in August 2009.   (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

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

(See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding Inotera's transition to the Company's stack process technology and anticipated margins and operating expenses for the Imaging segment in future periods; in “Net Sales” regarding DRAM production received from Inotera in 2010, future increases in NAND Flash production, and future Imaging revenue under an imaging wafer supply agreement with Aptina; in “Gross Margin” regarding future charges from Inotera for underutilized capacity, future charges for inventory write-downs, gross margins from the Company’s imaging wafer supply agreement with Aptina; in “Selling, General and Administrative” regarding future legal expenses; in “Research and Development” regarding reductions of future research and development expenses in connection with the sale of a majority interest in Aptina; in “Restructure” regarding future levels of employees; in “Stock-based Compensation” regarding future costs to be recognized; in “Liquidity and Capital Resources” regarding capital spending in 2010, future distributions from IM Flash to Intel and capital contributions to TECH; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards. The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A.  Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 3, 2009.  All period references are to the Company’s fiscal periods unless otherwise indicated. The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  All tabular dollar amounts are in millions.  The Company’s fiscal 2009, which ended on September 3, 2009, contained 53 weeks and its fiscal 2008 and fiscal 2007 both contained 52 weeks.  All production data includes production of the Company and its consolidated joint ventures and the Company’s supply from Inotera.

Overview

The Company is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory.  In addition the Company manufactures CMOS image sensor products under a wafer foundry arrangement.  The Company operates in two reportable segments:  Memory and Imaging.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of a diversified portfolio of semiconductor products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and generation of sufficient return on research and development investments.

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

The semiconductor memory industry is experiencing a severe downturn due to a significant oversupply of products.  The downturn has been exacerbated by global economic conditions which have adversely affected demand for semiconductor memory products.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products declined 52% and 56%, respectively, for 2009 as compared to 2008, after declining 51% and 67%, respectively, for 2008 as compared to 2007, and declining 23% and 56%, respectively, for 2007 as compared to 2006.  These declines significantly outpaced the long-term historical pricing trend.  As a result of these market conditions, the Company and other semiconductor memory manufacturers reported substantial losses in recent periods.  The Company reported a net loss of $1.8 billion for 2009 after reporting net losses of $1.6 billion for 2008 and $320 million for 2007.

In response to adverse market conditions, the Company initiated restructure plans in 2009, primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel Corporation, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  The Company and Intel also agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations at its Boise, Idaho, facility in the second half of 2009.

Inotera Memories, Inc. (“Inotera”):  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received from Nan Ya Plastics Corporation and $85 million received from Inotera.  Nan Ya Plastics is an affiliate of Nanya Technology Corporation (“Nanya”), a then 35.6% shareholder in Inotera. The loans were recorded at their fair values which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in its investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, the initial carrying value of the Company’s investment in Inotera was $377 million.  On August 3, 2009, Inotera issued shares in a public offering for approximately $310 million that reduced the Company and Nanya’s ownership in Inotera to 29.8% and 29.9%, respectively.  As a result of Inotera’s public offering, the Company will recognize a gain of $59 million in the first quarter of 2010.

In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  Inotera’s trench production is expected to transition to the Company’s stack process technology.  Inotera charges the Company and Nanya for a portion of the costs associated with its underutilized capacity, if any.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  Under the Inotera Supply Agreement.  The Company’s purchase obligation includes purchasing Inotera’s trench DRAM capacity (less any trench DRAM products sold to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”)).  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  In the second quarter of 2009, Qimonda filed for bankruptcy protection and defaulted on its obligations to purchase products from Inotera.  Pursuant to the Company’s obligations under the Inotera Supply Agreement, the Company recorded $95 million of charges to cost of goods sold in 2009 for underutilized capacity.

The Company’s results of operations for 2009 also include losses of $130 million for the Company’s share of Inotera’s losses from the acquisition date through the second calendar quarter of 2009.  The Company accounts for its interest in Inotera under the equity method and does not consolidate Inotera.  The Company recognizes its share of earnings or losses from Inotera for a period that lags the Company’s fiscal periods by two months.  As of September 3, 2009, the Company had recorded $3 million to accumulated other comprehensive income in the accompanying consolidated balance sheet for cumulative translation adjustments for its investment in Inotera.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement.  As of September 3, 2009, the carrying value of the Company’s equity investment in Inotera was $229 million.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – DRAM joint ventures with Nanya”)

Aptina Imaging Corporation (“Aptina”):  On July 10, 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary of the Company and a significant component of the Company’s Imaging segment, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  In connection with the transaction, the Company received approximately $35 million in cash and retained a 35% interest in Aptina.  A portion of the 65% interest held by Riverwood and TPG are convertible preferred shares and have a liquidation preference over the common shares.  As a result, the Company’s interest represents 64% of Aptina’s common stock.  The Company also retained all cash held by Aptina and its subsidiaries.  The Company recorded a loss of $41 million in connection with the sale. Under the equity method, the Company will recognize its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag beginning in 2010.  As of September 3, 2009, the Company’s investment in Aptina was $44 million.  The Company’s Imaging segment continues to manufacture products for Aptina under a wafer supply agreement.  The Company anticipates that pricing under the Aptina wafer supply agreement will generally result in lower gross margins than historically realized on sales of Imaging products to end customers.  The Company also anticipates that the sale of majority interest in Aptina will significantly reduce the Imaging segment’s research and development costs and other operating expenses.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments - Aptina”)

Inventory write-downs: The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  For the fourth, second and first quarters of 2008, the Company recorded inventory charges of $205 million, $15 million and $62 million, respectively.

Results of Operations

	2009		2008		2007
	(in millions and as a percent of net sales)

Net sales:
Memory	$4,290	89%	$5,188	89%	$5,001	88%
Imaging	513	11%	653	11%	687	12%
	$4,803	100%	$5,841	100%	$5,688	100%

Gross margin:
Memory	$(521)	(12)%	$(241)	(5)%	$845	17%
Imaging	82	16%	186	28%	233	34%
	$(439)	(9)%	$(55)	(1)%	$1,078	19%

Selling, general and administrative	$354	7%	$455	8%	$610	11%
Research and development	647	13%	680	12%	805	14%
Restructure	70	1%	33	1%	19	0%
Goodwill impairment	58	1%	463	8%	--	--
Other operating (income) expense, net	107	2%	(91)	(2)%	(76)	(1)%
Net income (loss)	(1,835)	(38)%	(1,619)	(28)%	(320)	(6)%

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Net Sales

Total net sales for 2009 decreased 18% as compared to 2008 primarily due to a 17% decrease in Memory sales and a 21% decrease in Imaging sales.  Memory sales for 2009 reflect significant declines in per gigabit average selling prices partially offset by significant increases in gigabits sold as compared to 2008.  Memory sales were 89% of total net sales for 2009 and 2008 and 88% for 2007.  The 21% decrease in Imaging sales for 2009 was primarily due to lower sales volume and average sales prices.  Total net sales for 2008 increased 3% as compared to 2007 primarily due to a 4% increase in Memory sales partially offset by a 5% decrease in Imaging sales.

In response to adverse market conditions, the Company shut down production of NAND for IM Flash at the Company’s Boise fabrication facility beginning in the second quarter of 2009 and phased out the remainder of its 200mm DRAM production at the Boise fabrication facility in the second half of 2009.  In addition, the Company implemented production slowdowns at some of its manufacturing facilities during 2009.  Production of Memory and Imaging products in 2009 was affected by the shutdown of the Boise fabrication facility and slowdowns at other facilities.  The Company will adjust utilization of 200mm wafer processing capacity as product demand varies.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company’s Memory segment recognized royalty and license revenue of $135 million in 2009 and $58 million in 2008.

Memory:  Memory sales for 2009 decreased 17% from 2008 primarily due to a 23% decrease in sales of DRAM products and a 10% decrease in sales of NAND Flash products.

Sales of DRAM products for 2009 decreased from 2008 primarily due to a 52% decline in average selling prices mitigated by a 56% increase in gigabits sold.  Gigabit production of DRAM products increased 52% for 2009 despite the shutdown of the Boise fabrication facility and production slowdowns at other 200mm wafer fabrication facilities.  The DRAM production increase was primarily due to production efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  In the fourth quarter of 2009, the Company began receiving trench DRAM products from Inotera.  The Company expects that in 2010 its DRAM production will increase as a result of increases in stack and trench DRAM production purchased from Inotera. Sales of DDR2 and DDR3 DRAM, the Company’s highest volume products, were 29% of the Company’s total net sales for 2009 and 2008 and were 32% for 2007.

The Company sells NAND Flash products in three principal channels: 1) to Intel Corporation (“Intel”) through its IM Flash consolidated joint venture at long-term negotiated prices approximating cost, 2) to original equipment manufacturers (“OEM’s”) and other resellers and 3) to retail customers.  Aggregate sales of NAND Flash products for 2009 decreased 10% from 2008 and represented 39% of the Company’s total net sales for 2009 as compared to 35% for 2008 and 23% for 2007

Sales through IM Flash to Intel were $886 million for 2009, $1,037 million for 2008 and $497 million for 2007.  For 2009, average selling prices for IM Flash sales to Intel decreased significantly due to a 61% reduction in costs per gigabit.  However, gigabit sales to Intel were 110% higher in 2009 as compared to 2008 primarily due to an 85% increase in gigabit production of NAND Flash products over the same period as a result of the Company’s continued transition to higher density 34 nanometer (nm) NAND Flash products and other improvements in product and process technologies.  The increase in NAND Flash production was achieved despite the shutdown of 200mm NAND Flash production which began in the second quarter of 2009.  The Company expects that its gigabit production of NAND Flash products will continue to increase in 2010 but at a slower rate than in 2009.

Aggregate sales of NAND Flash products to the Company’s OEM, resellers and retail customers were 4% lower for 2009 as compared to 2008 primarily due a 52% decline in average selling prices, partially offset by a 100% increase in gigabit sales.  Average selling prices to the Company’s OEM and reseller customers for 2009 decreased approximately 41% compared to 2008, while average selling prices of the Company’s Lexar brand, directed primarily at the retail market, decreased approximately 62% for 2009 compared to 2008.

Memory sales for 2008 increased 4% from 2007 primarily due to a 55% increase in sales of NAND Flash products offset by a 15% decrease in sales of DRAM products.  Sales of NAND Flash products for 2008 increased from 2007 primarily due to an increase of approximately 370% in gigabits sold as a result of production increases partially offset by a decline of 67% in average selling prices per gigabit.  Gigabit production of NAND Flash products increased approximately 350% for 2008 as compared to 2007, primarily due to the continued ramp of NAND Flash products at the Company’s 300mm fabrication facilities and transitions to higher density, advanced geometry devices.  Sales of DRAM products for 2008 decreased from 2007 primarily due to a decline of 51% in average selling prices (which included the effects of a $50 million charge to revenue in the first quarter of 2007 as a result of a settlement agreement with a class of direct purchasers of certain DRAM products), mitigated by an increase in gigabits sold of approximately 70%.  Gigabit production of DRAM products increased approximately 70% for 2008, primarily due to production efficiencies from improvements in product and process technologies, including TECH’s conversion to 300mm wafer fabrication.

Imaging:  Imaging sales for 2009 decreased by 21% from 2008 primarily due to decreased unit sales and declines in average selling prices.  Demand for Imaging products in 2009 was adversely impacted by weakness in the mobile phone markets.   Imaging sales for 2009 were also negatively impacted by the Company’s sale of a 65% interest in Aptina on July 10, 2009.  After the sale of the Company’s 65% interest in Aptina, Imaging’s revenue is derived entirely from sales of Imaging wafers to Aptina under a wafer supply agreement.  The Company anticipates that pricing under the wafer supply agreement will generally result in lower revenue than historically realized on sales by the Company of Imaging products to end customers.  Imaging sales for 2008 decreased 5% from 2007 primarily due to significant declines in average selling prices by product type partially offset by a shift in product mix from products with 1-megapixel or lower resolution to products with 3-megapixel or higher resolution, which had higher average selling prices per unit.  Imaging sales were 11% of the Company’s total net sales for 2009 and 2008 and 12% for 2007.

Gross Margin

The Company’s overall gross margin percentage declined from negative 1% for 2008 to negative 9% for 2009 due to declines in the gross margins for both Memory and Imaging primarily as a result of severe pricing pressure mitigated by cost reductions.  The Company’s overall gross margin percentage declined from 19% for 2007 to negative 1% for 2008 primarily due to a decrease in the gross margin percentage for Memory as a result of significant declines in average selling prices.  Production slowdowns implemented at some of the Company’s 200mm manufacturing facilities during 2009 adversely affected per gigabit costs of Memory products and per unit costs of Imaging products.

Memory:  The Company’s gross margin percentage for Memory products declined from negative 5% for 2008 to negative 12% for 2009 primarily due to declines in the gross margin for DRAM products partially offset by improvements in the gross margin for NAND Flash products.  Gross margins for 2009 were positively affected by significant cost reductions for DRAM and NAND Flash products and the effects of selling memory products that were subject to inventory write-downs in 2008, as discussed in more detail below.  Gross margins for Memory products in 2009 were adversely affected by $187 million of costs associated with underutilized capacity, primarily from Inotera and IM Flash’s Singapore facility.  The Company expects that underutilized capacity costs from Inotera will decrease substantially in 2010 as Inotera increases its utilization of production capacity.

The Company’s gross margins for Memory in 2009, 2008 and 2007 were impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent reporting periods are higher than they otherwise would be.  The impact of inventory write-downs on gross margins for all periods reflects inventory write-downs less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on gross margin by period were as follows:

	2009	2008	2007

Inventory write-downs	$(603)	$(282)	$(20)
Estimated effect of previous inventory write-downs	767	98	--
Net effect of inventory write-downs	$164	$(184)	$(20)

In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Declines in gross margins on sales of DRAM products for 2009 as compared to 2008 were primarily due to the 52% decline in average selling prices mitigated by 40% reduction in costs per gigabit.  The reduction in DRAM costs per gigabit was primarily due to production efficiencies achieved through transitions to higher-density, advanced-geometry devices.  DRAM production costs for 2009 were adversely impacted by $95 million of underutilized capacity costs from Inotera.

The Company’s gross margin on sales of NAND Flash products for 2009 improved from 2008, despite a 56% decrease in overall average selling prices per gigabit, primarily due to a 61% reduction in costs per gigabit.  The reduction in NAND Flash costs per gigabit was primarily due to lower manufacturing costs as a result of increased production of higher-density, advanced-geometry devices, in particular from the Company’s transition to 34nm process technology.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.

The Company’s gross margin percentage for Memory products declined from 17% for 2007 to negative 5% for 2008 primarily due to the significant decreases in average selling prices, write-downs of inventories to their estimated market values and the shift in product mix to NAND Flash products (which had a significantly lower gross margin than DRAM products in 2008), mitigated by cost reductions.  The Company’s gross margin for DRAM products for 2008 declined from 2007, primarily due to the 51% decline in average selling prices per gigabit mitigated by a 38% reduction in costs per gigabit.  Cost reductions in 2008 for DRAM products were partially offset by inventory write-downs.  The Company’s gross margin for NAND Flash products for 2008 declined from 2007 primarily due to the 67% decline in average selling prices per gigabit mitigated by a 64% reduction in costs per gigabit.  Cost reductions in 2008 primarily reflect lower manufacturing costs and lower costs of NAND Flash products purchased for sale under the Company’s Lexar brand.   NAND Flash costs for 2008 were also reduced by a recovery of $70 million for price adjustments for NAND Flash products purchased from other suppliers in prior periods.  Cost reductions in 2008 for NAND Flash Products were partially offset by inventory write-downs.

Imaging:  The Company’s gross margin percentage for Imaging declined from 28% for 2008 to 16% for 2009 primarily due to declines in average selling prices and costs associated with underutilized production capacity.  The decrease in the gross margin percentage for 2009 was mitigated by a shift in product mix to products with 3-megapixels or more, which realized higher margins.  Imaging gross margins subsequent to the Company’s sale of a 65% interest in Aptina on July 10, 2009, are affected by the transition to a wafer foundry manufacturing model where Imaging sells all of its output to Aptina under a wafer supply agreement.  The Company anticipates that pricing under the wafer supply agreement will generally result in lower gross margins than historically realized by the Company on sales of Imaging products to end customers.  The Company’s gross margin for Imaging declined to 28% for 2008 from 34% for 2007 primarily due to declines in average selling prices mitigated by cost reductions and a shift to higher resolution products that realized better gross margins.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2009 decreased 22% from 2008, primarily due to lower payroll expenses and other costs related to the Company’s restructure initiatives and lower legal expenses.  Lower payroll expenses reflect reductions in headcount, variable pay, salary levels and employee benefits.  SG&A expenses for 2008 decreased 25% from 2007 primarily due to lower legal costs as well as lower payroll costs and other expenses driven by the Company’s restructure initiatives.  The reduction of payroll costs in 2008 was primarily the result of a decrease in employee headcount.  In 2007, the Company recorded a $31 million charge to SG&A as a result of the settlement of certain antitrust class action (direct purchaser) lawsuits.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of matters that progress to trial.  SG&A expenses by segment were as follows:

	2009	2008	2007

Memory segment	$315	$385	$532
Imaging segment	39	70	78
	$354	$455	$610

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

R&D expenses for 2009 decreased 5% from 2008 primarily due to lower payroll costs and decreases in costs of development wafers processed.  Lower payroll expenses reflect reductions in variable pay, salary levels and employee benefits.  R&D expenses were reduced by $107 million in 2009, $148 million in 2008 and $240 million in 2007 for amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses for 2008 decreased 16% from 2007 primarily due to decreases in development wafers processed and lower payroll costs driven by the Company’s restructure initiatives.  The Company expects that the sale of a majority interest in Aptina in the fourth quarter of 2009 will reduce R&D expenses in future periods.  R&D expenses by segment were as follows:

	2009	2008	2007

Memory segment	$529	$536	$648
Imaging segment	118	144	157
	$647	$680	$805

The Company’s process technology research and development (“R&D”) efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products.  Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage the Company’s core semiconductor expertise, and the development of new manufacturing materials.  Product design and development efforts are concentrated on the Company’s high density DDR3 and mobile products, as well as high density and mobile NAND Flash memory (including MLC technology), specialty memory products and memory systems.

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In connection with the termination of the NAND Flash memory supply agreement, Intel paid the Company $208 million in 2009.  The Company and Intel also agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  As a result of these restructure plans, the Company reduced employment in 2009 by approximately 4,600 employees, or approximately 20%.  Due to improvements in market conditions and the pursuit of new business opportunities, future reduction in employees may not occur.  In 2008 and 2007, to reduce costs, the Company implemented restructure initiatives including workforce reductions and relocating and outsourcing certain of its operations.  The following table summarizes restructure charges (credits) resulting from the Company’s restructure activities:

	2009	2008	2007

Write-down of equipment	$152	$--	$--
Severance and other employee costs	60	23	18
Gain from termination of NAND Flash supply agreement	(144)	--	--
Other	2	10	1
	$70	$33	$19

Goodwill Impairment

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand for products as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142 and it performed an assessment of goodwill for impairment.  Based on the results of the impairment analysis, the Company wrote off all $58 million of goodwill relating to its Imaging segment in the second quarter of 2009.

In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock price, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s Memory products.  Due to these market and economic conditions, the Company concluded that there were sufficient factual circumstances for interim impairment analyses of its Memory segment under SFAS No. 142 and it performed an assessment of goodwill for impairment.  Based on the results of the impairment analysis, the Company wrote off all $463 million of goodwill relating to its Memory segment in the second quarter of 2008.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Goodwill.”)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	2009	2008	2007

(Gain) loss on disposition of property, plant and equipment	$54	$(66)	$(43)
Loss on sale of majority interest in Aptina	41	--	--
Losses from changes in currency exchange rates	30	25	14
Other	(18)	(50)	(47)
	$107	$(91)	$(76)

In the table above, “Other” for 2008 included $38 million for receipts from the U.S. government in connection with anti-dumping tariffs and for 2007, included $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.

Income Taxes

Income taxes for 2009, 2008 and 2007 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in 2009, 2008 and 2007 was substantially offset by changes in the valuation allowance.  As of September 3, 2009, the Company had aggregate U.S. tax net operating loss carryforwards of $4.2 billion and unused U.S. tax credit carryforwards of $212 million.  The Company also had unused state tax net operating loss carryforwards of $2.6 billion and unused state tax credits of $198 million as of September 3, 2009.  Substantially all of the net operating loss carryforwards expire in 2022 to 2029 and substantially all of the tax credit carryforwards expire in 2013 to 2029.  Due to the expiration of certain foreign statutes of limitations, the Company recognized approximately $15 million of previously unrecognized tax benefits in 2008.

Equity in Net Losses of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa.  Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  This results in the recognition of the Company’s share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by two months.  The Company recognized losses from these equity method investments of $140 million for 2009.

As a result of its sale of a 65% interest in its Aptina subsidiary on July 10, 2009, the Company’s investment in Aptina is accounted for as an equity method investment.  The Company’s shares in Aptina constitute 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Under the equity method, the Company recognizes its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag beginning in 2010.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2009, 2008 and 2007 primarily reflects the share of income or losses of the Company’s TECH joint venture attributed to the noncontrolling interests in TECH.  The Company purchased $99 million of TECH shares on February 27, 2009, $99 million of TECH shares on June 2, 2009, and $60 million of TECH shares on August 27, 2009.  As a result, noncontrolling interests in TECH were reduced from approximately 27% as of August 28, 2008 to approximately 15% in August 2009.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-based Compensation

Total compensation cost for the Company’s equity plans in 2009, 2008 and 2007 was $44 million, $48 million and $44 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether performance conditions will be achieved for the Company’s performance-based stock grants.  As of September 3, 2009, $71 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the fourth quarter of 2013.

Liquidity and Capital Resources

As of September 3, 2009, the Company had cash and equivalents and short-term investments totaling $1,485 million compared to $1,362 million as of August 28, 2008.  The balance as of September 3, 2009, included $114 million held at the Company’s IM Flash joint ventures and $188 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by the joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet the Company’s needs for capital expenditures and operations.  Historically, the Company has used external sources of financing to fund these needs.  Due to conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to the Company.  The Company significantly reduced its actual capital expenditures for 2009 and planned capital expenditures for 2010.  In addition, the Company is considering further financing alternatives, continuing to limit capital expenditures and implementing further cost reduction initiatives.

Operating activities:  Net cash provided by operating activities was $1,206 million in 2009 which reflected approximately $642 million generated from the production and sales of the Company’s products and approximately $564 million provided from the management of working capital.  Specifically, the Company reduced the amount of working capital as of September 3, 2009 invested in inventories by $304 million and receivables by $126 million as compared to August 28, 2008.

Investing activities:  Net cash used for investing activities was $674 million in 2009, which included cash expenditures of $488 million for property, plant and equipment and cash expenditures of $408 million for the acquisition of a 35.5% interest in Inotera, partially offset by the net effect of maturities and purchases of marketable investment securities of $124 million.  A significant portion of the capital expenditures related to IM Flash and TECH operations.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects that capital spending will be approximately $750 million to $850 million for 2010.  As of September 3, 2009, the Company had commitments of approximately $276 million for the acquisition of property, plant and equipment, most of which is expected to be paid within one year.

Financing activities:  Net cash used for financing activities was $290 million in 2009, which primarily reflects $705 million of distributions to joint venture partners, $429 million in debt payments and $144 million in payments on equipment purchase contracts, partially offset by $716 million in proceeds from borrowings and $276 million in net proceeds from the issuance of common stock.

On April 15, 2009, the Company issued 69.3 million shares of common stock for $4.15 per share in a registered public offering.  The Company received net proceeds of $276 million after deducting underwriting fees and other offering costs of $12 million.

On April 15, 2009, the Company issued $230 million of 4.25% Convertible Senior Notes due October 15, 2013 (the “4.25% Senior Notes”).  Issuance costs associated with the 4.25% Senior Notes totaled $7 million. The initial conversion rate for the 4.25% Senior Notes is 196.7052 shares of common stock per $1,000 principal amount of the 4.25% Senior Notes. This is equivalent to an initial conversion price of approximately $5.08 per share of common stock. Holders of the 4.25% Senior Notes may convert their 4.25% Senior Notes at any time prior to maturity, unless previously redeemed or repurchased.  The Company may not redeem the 4.25% Senior Notes prior to April 20, 2012.  On or after April 20, 2012, the Company may redeem for cash all or part of the 4.25% Senior Notes if the closing price of its common stock has been at least 135% of the conversion price for at least 20 trading days during a 30 consecutive trading day period.

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

On February 23, 2009, the Company entered into a Singapore dollar-denominated term loan agreement with the Singapore Economic Development Board (“EDB”) enabling the Company to borrow up to $300 million Singapore dollars at 5.4% per annum.  The terms of the agreement require the Company to use the proceeds from any borrowings under the agreement to make equity contributions to its TECH Company’s joint venture subsidiary.  The loan agreement further required that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  The Company drew $150 million Singapore dollars in the second quarter of 2009 and an additional $150 million Singapore dollar in the third quarter of 2009.  The aggregate $300 million Singapore dollars outstanding ($208 million U.S. dollars as of September 3, 2009) is due in February 2012 with interest payable quarterly.

In the first quarter of 2009, in connection with its purchase of its interest in Inotera, the Company entered into a two-year, variable rate term loan with Nan Ya Plastics and a six-month, variable rate term loan with Inotera.  The Company received loan proceeds of $200 million from Nan Ya Plastics and $85 million from Inotera.  The Company repaid the $85 million Inotera loan in the third quarter of 2009.  Under the terms of the Nan Ya Plastics loan agreement, interest is payable quarterly at LIBOR plus 2%.  The interest rate resets quarterly and was 2.4% per annum as of September 3, 2009.  Based on imputed interest rate of 12.1%, the Company recorded the Nan Ya Plastics loan net of a discount of $28 million, which is recognized as interest expense over the life of the loan.  The Nan Ya Plastics loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $229 million as of September 3, 2009).

In 2008, the Company’s TECH joint venture subsidiary drew $600 million under a credit facility at SIBOR plus 2.5%.  The credit facility is collateralized by substantially all of the assets of TECH (approximately $1,498 million as of September 3, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  TECH repaid $50 million of principal amounts in 2009 and remaining payments are due in $50 million quarterly installments from September 2009 through May 2012.  Under the terms of the credit facility, TECH held $30 million in restricted cash as of September 3, 2009, which was increased to $60 million in the first quarter of 2010.  The Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee could increase up to 100% of the outstanding amount borrowed under the facility based on further increases in the Company’s ownership interest in TECH and other conditions.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

Joint ventures:  In 2009, IM Flash distributed $695 million to Intel and the Company expects that it will make additional distributions to Intel in 2010.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.

The Company purchased $99 million of TECH shares on February 27, 2009, $99 million of TECH shares on June 2, 2009, and $60 million of TECH shares on August 27, 2009.  As a result, the Company’s ownership interest in TECH increased from approximately 73% as of August 28, 2008 to approximately 85% in August 2009. The Company expects to make additional capital contributions to TECH in 2010 to support its continued transition to 50nm wafer processing.  The timing and amount of these contributions is subject to market conditions.

Contractual obligations:  The following table summarizes the Company’s significant contractual obligations at September 3, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable (1)	$2,785	$337	$854	$1,594	$--
Capital lease obligations (1)	650	188	323	42	97
Operating leases	73	17	24	17	15
Purchase obligations	642	469	146	9	18
Other long-term liabilities	249	--	111	35	103
Total	$4,399	$1,011	$1,458	$1,697	$233

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

Pursuant to the Inotera Supply Agreement, the Company has an obligation to purchase up to 50% of Inotera’s output of semiconductor memory components subject to specific terms and conditions.  As purchase quantities are based on qualified production output, the Inotera Supply Agreement does not contain a fixed or minimum purchase quantity and therefore the Company did not include its obligations under the Inotera Supply Agreement in the contractual obligations table above.  The Company’s obligation under the Inotera Supply Agreement also fluctuates due to pricing which is based on manufacturing costs and margins associated with the resale of DRAM products.  Pursuant to the Company’s obligations under the Inotera Supply Agreement, the Company purchased $46 million of trench DRAM products from Inotera in 2009.

Off-Balance Sheet Arrangements

Concurrent with the offering of the 1.875% Senior Notes in May 2007, the Company paid approximately $151 million for three Capped Call transactions (the “Capped Calls”).  The Capped Calls cover an aggregate of approximately 91.3 million shares of common stock.  The Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are intended to reduce potential dilution upon conversion of the Senior Notes.

Concurrent with the offering of the 4.25% Senior Notes in April, 2009, the Company paid approximately $25 million for three capped call instruments that have an initial strike price of approximately $5.08 per share (the “2009 Capped Calls”).  The 2009 Capped Calls have a cap price of $6.64 per share and cover an aggregate of approximately 45.2 million shares of common stock.  The Capped Calls expire in October and November of 2012.  The 2009 Capped Calls are intended to reduce potential dilution upon conversion of the 4.25% Senior Notes.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Shareholders’ Equity – Capped Call Transactions.”)

Recently Adopted Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  Under SFAS No. 159, an entity may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company adopted SFAS No. 159 effective as of the beginning of 2009.  The Company did not elect to measure any existing items at fair value upon the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective as of the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  SFAS No. 157 is also effective for all other assets and liabilities of the Company as of the beginning of 2010.  The Company does not expect the adoption to have a significant impact on its financial statements as of the adoption date.  The impact to periods subsequent to the initial adoption of SFAS No. 157 for nonfinancial assets and liabilities will depend on the nature and extent of nonfinancial assets and liabilities measured at fair value after the beginning of 2010.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt SFAS No. 167 as of the beginning of 2011.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 as of the beginning of 2010.  Upon adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May, 2007 under the provisions of FSP No. APB 14-1.  At issuance, the carrying value of the $1.3 billion convertible senior notes will be $402 million lower under FSP No. APB 14-1.  This difference of $402 million will be recognized in equity as additional capital and the carrying value of the convertible senior notes will be accreted to their face amount with a charge to interest expense over the approximate seven-year term of the notes, resulting in additional interest expense (net of the effects of capitalized interest) of $50 million, $38 million and $12 million in 2009, 2008 and 2007, respectively.  Additional interest expense will be $53 million in 2010, $57 million in 2011, $62 million in 2012, $67 million in 2013 and $54 million in 2014.  Under FSP No. APB 14-1, the carrying value of the $1.3 billion convertible senior notes will be $1,006 million at September 3, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  SFAS No. 141(R) is effective for the Company as of the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is effective for the Company as of the beginning of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively.  As a result of the retrospective adoption, the Company’s reported total equity for 2009 and 2008 will increase by $1,986 million and $2,865 million, respectively, and its net loss for the years 2009, 2008 and 2007 will (increase) decrease by $(111) million, $(10) million and $122 million, respectively.  The effect in periods subsequent to the initial adoption will depend on the amounts and balances of noncontrolling interests as of and for those periods and the nature and extent of transactions involving changes in the Company’s noncontrolling interests after the beginning of 2010.

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

Acquisitions and consolidations:  Determination and the allocation of the purchase price of acquired operations significantly influences the period in which costs are recognized.  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  The Company typically obtains independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.  Determining whether or not to consolidate a variable interest entity may require judgment in assessing whether the Company is the entity’s primary beneficiary.

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008, to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $75 million at September 3, 2009.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 3, 2009, $2,359 million of the Company’s $3,098 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt was $2,868 million as of September 3, 2009 and was $2,167 million as of August 28, 2008.  The Company estimates that as of September 3, 2009, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt by approximately $55 million.  As of September 3, 2009, $739 million of the Company’s debt was at variable interest rates and an increase of 1% would increase annual interest expense by approximately $8 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held cash and other assets in foreign currencies valued at an aggregate of U.S. $229 million as of September 3, 2009 and U.S. $425 million as of August 28, 2008.  The Company also had foreign currency liabilities valued at an aggregate of U.S. $742 million as of September 3, 2009, and U.S. $580 million as of August 28, 2008.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	2009			2008
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(in millions)

Cash and equivalents	$7	$8	$21	$84	$130	$25
Net deferred tax assets	--	115	1	--	85	2
Accounts payable and accrued expenses	(68)	(141)	(99)	(105)	(127)	(61)
Debt	(289)	(25)	(4)	(49)	(108)	(4)
Other liabilities	(6)	(54)	(38)	(8)	(45)	(43)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of September 3, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar and U.S. $1 million for euro and the yen.  Historically, the Company has not used derivative instruments to hedge its foreign currency exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of September 3, 2009 and August 28, 2008 and for the fiscal years ended September 3, 2009, August 28, 2008 and August 30, 2007:

Consolidated Statements of Operations	44

Consolidated Balance Sheets	45

Consolidated Statements of Shareholders’ Equity	46

Consolidated Statements of Cash Flows	47

Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm	77

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	84

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	September 3, 2009	August 28, 2008	August 30, 2007

Net sales	$4,803	$5,841	$5,688
Cost of goods sold	5,242	5,896	4,610
Gross margin	(439)	(55)	1,078

Selling, general and administrative	354	455	610
Research and development	647	680	805
Restructure	70	33	19
Goodwill impairment	58	463	--
Other operating (income) expense, net	107	(91)	(76)
Operating loss	(1,675)	(1,595)	(280)

Interest income	22	79	143
Interest expense	(135)	(82)	(40)
Other non-operating income (expense), net	(16)	(13)	9
	(1,804)	(1,611)	(168)

Income tax (provision)	(2)	(18)	(30)
Equity in net losses of equity method investees, net of tax	(140)	--	--
Noncontrolling interests in net (income) loss	111	10	(122)
Net loss	$(1,835)	$(1,619)	$(320)

Loss per share:
Basic	$(2.29)	$(2.10)	$(0.42)
Diluted	(2.29)	(2.10)	(0.42)

Number of shares used in per share calculations:
Basic	800.7	772.5	769.1
Diluted	800.7	772.5	769.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	September 3, 2009	August 28, 2008

Assets
Cash and equivalents	$1,485	$1,243
Short-term investments	--	119
Receivables	798	1,032
Inventories	987	1,291
Other current assets	74	94
Total current assets	3,344	3,779
Intangible assets, net	344	364
Property, plant and equipment, net	7,081	8,811
Equity method investments	315	84
Other assets	371	392
Total assets	$11,455	$13,430

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,037	$1,111
Deferred income	209	114
Equipment purchase contracts	222	98
Current portion of long-term debt	424	275
Total current liabilities	1,892	1,598
Long-term debt	2,674	2,451
Other liabilities	249	338
Total liabilities	4,815	4,387

Commitments and contingencies

Noncontrolling interests in subsidiaries	1,986	2,865

Common stock, $0.10 par value, authorized 3,000 shares, issued and outstanding 848.7 million and 761.1 million shares, respectively	85	76
Additional capital	6,863	6,566
Accumulated deficit	(2,291)	(456)
Accumulated other comprehensive (loss)	(3)	(8)
Total shareholders’ equity	4,654	6,178
Total liabilities and shareholders’ equity	$11,455	$13,430

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock
	Number of Shares	Amount	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at August 31, 2006	749.4	$75	$6,555	$1,486	$(2)	$8,114

Net loss				(320)		(320)
Stock issued under stock plans	8.7	1	73			74
Stock-based compensation expense			44			44
Repurchase and retirement of common stock	(0.2)		(2)	(2)		(4)
Adjustment to initially apply SFAS No. 158, net of tax benefit of $3					(5)	(5)
Purchase of capped calls			(151)			(151)
Balance at August 30, 2007	757.9	$76	$6,519	$1,164	$(7)	$7,752

Comprehensive income (loss):
Net loss				(1,619)		(1,619)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					(1)	(1)
Total comprehensive income (loss)						(1,620)

Stock issued under stock plans	3.7		3			3
Stock-based compensation expense			48			48
Adoption of FIN 48				(1)		(1)
Repurchase and retirement of common stock	(0.5)		(4)			(4)
Balance at August 28, 2008	761.1	$76	$6,566	$(456)	$(8)	$6,178

Comprehensive income (loss):
Net loss				(1,835)		(1,835)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments, net of tax					13	13
Net change in cumulative translation adjustment, net of tax					(9)	(9)
Pension liability adjustment, net of tax					1	1
Total comprehensive income (loss)						(1,830)

Stock issued under stock plans	4.0	1				1
Stock-based compensation expense			44			44
Repurchase and retirement of common stock	(0.5)		(2)			(2)
Issuance of common stock	69.3	7	269			276
Stock issued for business acquisition	1.8		12			12
Exercise of Intel stock rights	13.0	1	(1)			--
Purchase of capped calls			(25)			(25)
Balance at September 3, 2009	848.7	$85	$6,863	$(2,291)	$(3)	$4,654

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 3, 2009	August 28, 2008	August 30, 2007

Cash flows from operating activities
Net loss	$(1,835)	$(1,619)	$(320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,139	2,060	1,718
Provision to write-down inventories to estimated market values	603	282	20
Noncash restructure charges	156	7	5
Equity in net losses of equity method investees, net of tax	140	--	--
Goodwill impairment	58	463	--
(Gain) loss from disposition of property, plant and equipment	54	(66)	(43)
Loss on sale of majority interest in Aptina	41	--	--
Noncontrolling interests in net income (loss)	(111)	(10)	122
Change in operating assets and liabilities:
(Increase) decrease in receivables	126	(26)	5
Increase in inventories	(356)	(40)	(591)
Increase (decrease) in accounts payable and accrued expenses	107	(92)	--
Decrease in customer prepayments	(63)	(38)	(4)
Increase in deferred income	81	28	30
Other	66	69	(5)
Net cash provided by operating activities	1,206	1,018	937

Cash flows from investing activities
Expenditures for property, plant and equipment	(488)	(2,529)	(3,603)
Acquisition of equity method investment	(408)	(84)	--
(Increase) decrease in restricted cash	(56)	--	14
Purchases of available-for-sale securities	(6)	(283)	(1,466)
Acquisition of additional interest in TECH	--	--	(73)
Proceeds from maturities of available-for-sale securities	130	547	2,156
Distributions from equity method investments	41	--	--
Proceeds from sales of property, plant and equipment	26	187	94
Proceeds from sales of available-for-sale securities	--	24	540
Other	87	46	(53)
Net cash used for investing activities	(674)	(2,092)	(2,391)

Cash flows from financing activities
Proceeds from debt	716	837	1,300
Proceeds from issuance of common stock, net of costs	276	4	69
Contributions from noncontrolling interests	24	400	1,249
Proceeds from equipment sale-leaseback transactions	4	111	454
Distributions to noncontrolling interests	(705)	(132)	--
Repayments of debt	(429)	(698)	(193)
Payments on equipment purchase contracts	(144)	(387)	(487)
Cash paid for capped call transactions	(25)	--	(151)
Other	(7)	(10)	(26)
Net cash provided by (used for) financing activities	(290)	125	2,215

Net increase (decrease) in cash and equivalents	242	(949)	761
Cash and equivalents at beginning of year	1,243	2,192	1,431
Cash and equivalents at end of year	$1,485	$1,243	$2,192

Supplemental disclosures
Income taxes paid, net	$(43)	$(36)	$(41)
Interest paid, net of amounts capitalized	(107)	(84)	(22)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	331	501	1,010

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as the “Company”) is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory.  In addition, the Company manufactures CMOS image sensor products under a wafer foundry arrangement.  The Company has two reportable segments, Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash and the Imaging segment’s primary product is CMOS image sensors.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparation of the accompanying consolidated financial statements, the Company evaluated events and transactions occurring after September 3, 2009 through October 28, 2009.  All significant intercompany transactions and balances have been eliminated.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2009 contained 53 weeks and fiscal 2008 and 2007 each contained 52 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.

Use of estimates:  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted events and various other assumptions that the Company believes to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  The Company evaluates its estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

Product warranty:  The Company generally provides a limited warranty that its products are in compliance with Company specifications existing at the time of delivery.  Under the Company’s general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, the Company provides more extensive limited warranty coverage than that provided under the Company’s general terms and conditions.  The Company’s warranty obligations are not material.

Revenue recognition:  The Company recognizes product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  Since the Company is unable to estimate returns and changes in market price and therefore the price is not fixed or determinable, for  sales made under agreements allowing pricing protection or rights of return (other than for product warranty), such sales are deferred until customers have resold the product.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment by the Company.  The Company deems development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for NAND Flash are shared equally among the Company and Intel Corporation (“Intel”).  Charges from the cost-sharing agreement to Intel are reflected as a reduction of research and development expense.  (See “Consolidated Variable Interest Entities – NAND Flash joint ventures with Intel.”)

Stock-based compensation:  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  For stock awards granted after the beginning of 2006, expenses are amortized under the straight-line attribution method.  The Company issues new shares upon the exercise of stock options or conversion of share units.  (See “Equity Plans.”)

Functional currency:  The U.S. dollar is the Company’s functional currency for substantially all of its consolidated operations.

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

Financial instruments:  Cash equivalents include highly liquid short-term investments with original maturities to the Company of three months or less, readily convertible to known amounts of cash.  Investments with original maturities greater than three months and remaining maturities less than one year are included in short-term investments.  Investments with remaining maturities greater than one year are included in other noncurrent assets.  Securities classified as available-for-sale are stated at market value.  The carrying value of investment securities sold is determined using the specific identification method.

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining fair market values of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  When fair market values are below the Company’s costs, the Company records a charge to cost of goods sold to write down inventories to their estimated market value in advance of when the inventories are actually sold.  The Company’s inventories have been categorized as Memory products or Imaging products for purposes of determining average cost and fair market value.  The major characteristics the Company considers in determining categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology developed by the Company are capitalized and amortized on a straight-line basis over periods ranging up to 10 years.  The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patents issued as a percent of patents filed.  Capitalized product and process technology costs are amortized over the shorter of (i) the estimated useful life of the technology, (ii) the patent term or (iii) the term of the technology agreement.  Fully-amortized assets are removed from product and process technology and accumulated amortization.

Property, plant and equipment:  Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 3 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s accounts and any gain or loss is included in the Company’s results of operations.

The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  The Company capitalized interest costs of $3 million, $13 million and $18 million in 2009, 2008 and 2007, respectively, in connection with various capital projects.

Recently adopted accounting standards:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  Under SFAS No. 159, an entity may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis, subject to certain restrictions.  The Company adopted SFAS No. 159 effective as of the beginning of 2009.  The Company did not elect to measure any existing items at fair value upon the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 (as amended by subsequent FSP’s) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 effective as of the beginning of 2009 for financial assets and financial liabilities.  The adoption did not have a significant impact on the Company’s financial statements.  SFAS No. 157 is also effective for all other assets and liabilities of the Company as of the beginning of 2010.  The Company does not expect the adoption to have a significant impact on its financial statements as of the adoption date.  The impact to periods subsequent to the initial adoption of SFAS No. 157 for nonfinancial assets and liabilities will depend on the nature and extent of nonfinancial assets and liabilities measured at fair value after the beginning of 2010.

Recently issued accounting standards:  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt SFAS No. 167 as of the beginning of 2011.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP No. APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company is required to adopt FSP No. APB 14-1 as of the beginning of 2010.  Upon adoption, the Company will retrospectively account for its $1.3 billion of 1.875% convertible senior notes issued in May, 2007 under the provisions of FSP No. APB 14-1.  At issuance, the carrying value of the $1.3 billion convertible senior notes will be $402 million lower under FSP No. APB 14-1.  This difference of $402 million will be recognized in equity as additional capital and the carrying value of the convertible senior notes will be accreted to their face amount with a charge to interest expense over the approximate seven-year term of the notes, resulting in additional interest expense (net of the effects of capitalized interest) of $50 million, $38 million and $12 million in 2009, 2008 and 2007, respectively.  Additional interest expense will be $53 million in 2010, $57 million in 2011, $62 million in 2012, $67 million in 2013 and $54 million in 2014.  Under FSP No. APB 14-1, the carrying value of the $1.3 billion convertible senior notes will be $1,006 million at September 3, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  SFAS No. 141(R) is effective for the Company as of the beginning of 2010.  The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of business combinations occurring after the beginning of 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS No. 160 is effective for the Company as of the beginning of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively.  As a result of the retrospective adoption, the Company’s reported total equity for 2009 and 2008 will increase by $1,986 million and $2,865 million, respectively, and its net loss for the years 2009, 2008 and 2007 will (increase) decrease by $(111) million, $(10) million and $122 million, respectively.  The effect in periods subsequent to the initial adoption will depend on the amounts and balances of noncontrolling interests as of and for those periods and the nature and extent of transactions involving changes in the Company’s noncontrolling interests after the beginning of 2010.

Supplemental Balance Sheet Information

Investment Securities	2009	2008

Available-for-sale securities:
Certificates of deposit	$187	$198
U.S. government and agencies	--	289
Commercial paper	--	271
Other	22	28
	209	786
Less cash equivalents	(187)	(641)
Less investments included in noncurrent assets	(22)	(26)
Short-term investments	$--	$119

In 2009 and 2008, the Company recognized losses of $15 million and $8 million, respectively, for other-than-temporary impairments of investment securities and in 2008 realized losses of $5 million on sales of investment securities.  As of September 3, 2009, the Company had gross unrealized gains of $9 million in accumulated other comprehensive income, substantially all of which related to equity securities that had a fair value of $15 million.  As of August 28, 2008, the Company had gross unrealized losses of $7 million in accumulated other comprehensive income, substantially all of which related to investments in commercial paper that had a fair value of $86 million and had been in an unrealized loss position for less than one year.

Receivables	2009	2008

Trade receivables (net of allowance for doubtful accounts of $5 million and $2 million, respectively)	$591	$741
Related party receivables	70	--
Income and other taxes	49	43
Other	88	248
	$798	$1,032

As of September 3, 2009, related party receivables included $69 million due from Aptina Imaging Corporation under a wafer supply agreement for image sensor products and $1 million due from Inotera Memories, Inc. for reimbursement of expenses incurred under a technology transfer agreement.

As of September 3, 2009 and August 28, 2008, other receivables included $29 million and $71 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities.  Other receivables as of September 3, 2009 and August 28, 2008 also included $40 million and $75 million, respectively, due from settlement of litigation and $58 million, as of August 28, 2008, due from settlements of pricing adjustments with certain suppliers.

Inventories	2009	2008

Finished goods	$233	$444
Work in process	649	671
Raw materials and supplies	105	176
	$987	$1,291

The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  For the fourth, second and first quarters of 2008, the Company recorded charges to write down the carrying value of work in process and finished goods inventories by $205 million, $15 million and $62 million, respectively.

Intangible Assets

	2009		2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$439	$(181)	$577	$(320)
Customer relationships	127	(50)	127	(35)
Other	28	(19)	29	(14)
	$594	$(250)	$733	$(369)

During 2009, the Company capitalized $88 million for product and process technology with a weighted-average useful life of 9 years.  During 2008, the Company capitalized $43 million for product and process technology with a weighted-average useful life of 10 years.

Amortization expense for intangible assets was $75 million, $80 million and $75 million in 2009, 2008 and 2007, respectively.  Annual amortization expense for intangible assets is estimated to be $66 million for 2010, $63 million for 2011, $54 million for 2012, $50 million for 2013 and $41 million for 2014.

Property, Plant and Equipment	2009	2008

Land	$96	$99
Buildings (includes $184 million and $142 million, respectively, for capital leases)	4,463	3,829
Equipment (includes $630 million and $755 million, respectively, for capital leases)	11,834	13,591
Construction in progress	47	611
Software	269	283
	16,709	18,413
Accumulated depreciation (includes $331 million and $327 million, respectively, for capital leases)	(9,628)	(9,602)
	$7,081	$8,811

Depreciation expense was $2,038 million, $1,976 million and $1,644 million for 2009, 2008 and 2007, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer manufacturing facility in Singapore that has been idle since it was completed in the first quarter of 2009.  The Company has been recording depreciation expense for the facility since it was completed and its net book value was $624 million as of September 3, 2009.  Utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of, and demand for, semiconductor products, availability of financing, agreement between the Company and its joint venture partner and the Company’s operations, cash flows and alternative capacity utilization opportunities.  (See “Consolidated Variable Interest Entities – NAND Flash joint ventures with Intel” note.)

As part of a restructure plan initiated in 2009 to shut down 200mm manufacturing operations at its Boise, Idaho facilities, the Company recorded impairment charges of $152 million in 2009.  In connection therewith, assets with a carrying value of $34 million as of September 3, 2009 (original acquisition cost of $1,422 million) were classified as held for sale and included in other noncurrent assets.  (See “Restructure” note.)

As of September 3, 2009, property, plant and equipment with a carrying value of $1,176 million was collateral under TECH’s credit facility and $86 million of property, plant and equipment was collateral under the Company’s other notes payable.  (See “Debt” and “TECH Semiconductor Singapore Pte. Ltd.” notes.)

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a reporting unit level.  The Company has determined that its reporting units are its Memory and Imaging segments based on its organizational structure and the financial information provided to and reviewed by management.  The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  Goodwill is tested for impairment using a two-step process.  In the first step, the fair value of a reporting unit is compared to its carrying value.  If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of the goodwill of a reporting unit.  If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

In the second quarter of 2009, the Company’s Imaging segment experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s Imaging segment and its competitors experienced significant declines in market value.  As a result, the Company concluded that there were sufficient factual circumstances for interim impairment analyses under SFAS No. 142.  Accordingly, in the second quarter of 2009, the Company performed an assessment of its Imaging segment goodwill for impairment.

In the first step of the impairment analysis, the Company performed valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units.  Under the income approach, the Company determined the fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Imaging segment and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  Under the market-based approach, the Company derived the fair value of its Imaging segment based on revenue multiples of comparable publicly-traded peer companies.  In the second step of the impairment analysis, the Company determined the implied fair value of goodwill for the Imaging segment by allocating the fair value of the segment to all of its assets and liabilities in accordance with SFAS No. 141, “Business Combinations,” as if the Imaging segment had been acquired in a business combination and the price paid to acquire it was the fair value.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Imaging segment exceeded its estimated fair value as of the end of the second quarter of 2009.  Therefore, the Company performed the second step of the impairment test to estimate the implied fair value of goodwill, which indicated there would be no remaining implied value attributable to goodwill in the Imaging segment.  Accordingly, the Company wrote off all the $58 million of goodwill associated with its Imaging segment as of March 5, 2009.

In the first and second quarters of 2008, the Company experienced a sustained, significant decline in its stock price.  As a result of the decline in stock prices, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization at that time reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for the Company’s memory products.  Accordingly, in the second quarter of 2008, the Company performed an assessment of Memory segment goodwill for impairment.   In the first step of the impairment analysis, the Company performed extensive valuation analyses utilizing both income and market approaches to determine the fair value of its reporting units, which indicated that the carrying value of the Memory segment exceeded its estimated fair value.  Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill, which indicated that there would be no remaining implied value attributable to goodwill in the Memory segment and accordingly, the Company wrote off all $463 million of goodwill associated with its Memory segment as of February 28, 2008.

Equity Method Investments

The Company has partnered with Nanya Technology Corporation (“Nanya”) in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”), which are accounted for as equity method investments.  The Company also has an equity method investment in Aptina Imaging Corporation (“Aptina”), a CMOS imaging company.

DRAM joint ventures with Nanya:  The Company has a partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  The Company recognized $105 million of license revenue in net sales from this agreement in 2009, and since May 2008 through September 3, 2009, has recognized $142 million of cumulative license revenue.  In addition, the Company expects to receive royalties in future periods from Nanya for sales of stack DRAM products manufactured by or for Nanya.

The Company has concluded that both Inotera and MeiYa are variable interest entities as defined in FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” because of the Inotera and MeiYa supply agreements with Micron and Nanya.  Nanya and the Company are considered related parties under the provisions of FIN 46(R).  The Company reviewed several factors to determine whether it is the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to Nanya and the Company, nature of the day-to-day operations and certain other factors.  Based on those factors, the Company determined that Nanya is more closely associated with, and therefore the primary beneficiary of, Inotera and MeiYa.  The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.

Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses for the calendar quarter that ends within the Company’s fiscal quarter.  As a result, the Company recognizes its share of earnings or losses from these entities for a period that lags the Company’s fiscal periods by two months.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”) for $398 million.  The interest in Inotera was acquired for cash, a portion of which was funded from loan proceeds of $200 million received from Nan Ya Plastics Corporation, an affiliate of Nanya.  A portion was also funded from loan proceeds of $85 million received from Inotera, which the Company repaid with accrued interest in the third quarter of 2009.  The loans were recorded at their fair values, which reflect an aggregate discount of $31 million from their face amounts.  This aggregate discount was recorded as a reduction of the Company’s basis in its investment in Inotera.  The Company also capitalized $10 million of costs and other fees incurred in connection with the acquisition.  As a result of the above transactions, the initial carrying value of the Company’s investment in Inotera was $377 million.  As of the date of acquisition, the Company’s proportionate share of Inotera’s shareholders' equity was approximately $250 million higher than the Company’s initial carrying value of $377 million.  Substantially all of this difference will be amortized over the estimated five-year weighted-average remaining useful life of Inotera’s production equipment and facilities as of the acquisition date (the “Inotera Amortization”).  (See “Debt” note.)

On August 3, 2009, Inotera finalized the issuance of common shares in a public offering at a price equal to $16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars at August 3, 2009).  Inotera expects to use the net proceeds of approximately $310 million to begin conversion to the Company’s 50nm stack DRAM technology.  As a result of the issuance, the Company’s interest in Inotera decreased from 35.5% to 29.8% and the Company will recognize a gain of $59 million in the first quarter of 2010.  As of September 3, 2009, the ownership of Inotera was held 29.9% by Nanya, 29.8% by the Company and the balance was publicly held.

In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  Inotera’s actual wafer production will vary from time to time based on market and other conditions.  Inotera’s trench production is expected to transition to the Company’s stack process technology.  Inotera charges the Company and Nanya for a portion of the costs associated with its underutilized capacity, if any.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  Under the Inotera Supply Agreement, the Company’s purchase obligation includes purchasing Inotera’s trench DRAM capacity (less any trench DRAM products sold to Qimonda pursuant to a separate supply agreement between Inotera and Qimonda (the “Qimonda Supply Agreement”)).  Under the Qimonda Supply Agreement, Qimonda was obligated to purchase trench DRAM products resulting from wafers started for it by Inotera through July 2009 in accordance with a ramp down schedule specified in the Qimonda Supply Agreement.  In the second quarter of 2009, Qimonda filed for bankruptcy protection and defaulted on its obligations to purchase products from Inotera.  Pursuant to the Company’s obligations under the Inotera Supply Agreement, the Company recorded $95 million of charges to cost of goods sold in 2009 for underutilized capacity.  For 2009, the Company purchased $46 million of trench DRAM products from Inotera under the Inotera Supply Agreement.

The Company’s results of operations for 2009 also include losses of $130 million for the Company’s share of Inotera’s losses from the acquisition date through the second calendar quarter of 2009.  The losses recorded by the Company are net of $38 million of the Inotera Amortization as defined above.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement.  In connection therewith, the Company reduced its investment in Inotera by $18 million based on its 35.5% share in Inotera.  The technology transfer agreement with Inotera supplanted a technology transfer agreement between the Company and MeiYa.  License fee revenue from the technology transfer agreements is being recognized through the third quarter of 2010.  The Company recognized $15 million and $4 million of revenue in 2009 and 2008, respectively, from the agreements with Inotera and MeiYa.  As of September 3, 2009, the Company had unrecognized license fee revenue of $13 million related to the technology transfer fee.

As of September 3, 2009, the carrying value of the Company’s equity investment in Inotera was $229 million and is included in equity method investments in the accompanying consolidated balance sheet.  As of September 3, 2009, the Company had recorded a loss of $3 million to accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets for cumulative translation adjustments on its investment in Inotera.  Based on the closing trading price of Inotera’s shares in an active market on September 3, 2009, the market value of the Company’s shares in Inotera was $694 million.

Summarized financial information for Inotera as of June 30, 2009 and for the period from the Company’s initial acquisition of Inotera shares on October 20, 2008 through June 30, 2009 (the period that Inotera’s operating results are reflected in the Company’s 2009 operating results due to the two-month lag period), is as follows:

As of June 30, 2009

Current assets	$450
Noncurrent assets (primarily property, plant and equipment)	3,315
Current liabilities	1,789
Noncurrent liabilities	740

For the period October 20, 2008 to June 30, 2009

Net sales	$607
Gross margin	(370)
Loss from operations	(462)
Net loss	(534)

As of September 3, 2009, the Company’s maximum exposure to loss on its investment in Inotera equaled the $232 million recorded in the Company’s consolidated balance sheet for its investment in Inotera including the $3 million loss in accumulated other comprehensive income (loss).  The Company may also incur losses in connection with its obligations under the Inotera Supply Agreement to purchase up to 50% of Inotera’s wafer production under a long-term pricing arrangement and charges from Inotera for underutilized capacity.

On May 1, 2009, Inotera entered into an agreement with Nanya and MeiYa to lease a Nanya wafer fabrication facility that Nanya had previously been leasing to MeiYa.  The initial lease term is from January 1, 2009 through December 31, 2018 and Inotera is entitled to renew this lease for an unlimited number of additional five-year terms.  In addition, Inotera has an option to purchase the leased facility for $50 million after December 31, 2023.  Inotera’s initial lease obligations to Nanya are $15 million annually for the first nine years.  For the first five-year renewal lease term, Inotera would pay $10 million annually and for each subsequent renewal term, it would pay $2 million annually.  Concurrent with this agreement, Inotera purchased equipment from MeiYa for approximately $78 million.

MeiYa: In the fourth quarter of 2008, the Company and Nanya formed MeiYa to manufacture stack DRAM products and sell such products exclusively to the Company and Nanya.  As of September 3, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.  The carrying value of the Company’s equity investment in MeiYa was $42 million and $84 million as of September 3, 2009 and August 28, 2008, respectively, and is included in equity method investments in the accompanying consolidated balance sheets.  As of September 3, 2009, the Company had recorded a loss of $6 million to accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet for cumulative translation adjustments on its investment in MeiYa.  The Company’s results of operations for 2009 include losses of $10 million for its share of MeiYa’s results of operations for the twelve-month period ended June 30, 2009.  Losses recognized in 2008 were de minimis.

Pursuant to a technology transfer agreement, the Company received $50 million from MeiYa in the first quarter of 2009.  The technology transfer agreement between the Company and MeiYa was supplanted by a technology transfer agreement between the Company and Inotera and the Company returned the $50 million with accrued interest to MeiYa in the fourth quarter of 2009.

In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  In the fourth quarter of 2009, the Company received a distribution of $27 million from MeiYa. As of September 3, 2009, the Company’s maximum exposure to loss on its MeiYa investment equaled the $48 million recorded in the Company’s consolidated balance sheet for its investment in MeiYa, including the $6 million loss in accumulated other comprehensive income (loss).

Aptina:  On July 10, 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary of the Company and a significant component of the Company’s Imaging segment, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  In connection with the transaction, the Company received approximately $35 million in cash and retained a 35% interest in Aptina.  A portion of the 65% interest held by Riverwood and TPG are convertible preferred shares and have a liquidation preference over the common shares.  As a result, the Company’s interest represents 64% of Aptina’s common stock.  The Company also retained all cash held by Aptina and its subsidiaries.  The Company recorded a loss of $41 million in connection with the sale.  The carrying values of Aptina assets and liabilities, prior to the effects of the transaction, were as follows:

Receivables	$50
Inventories	56
Other current assets	20
Other assets (primarily property, plant and equipment and intangible assets)	63
Accounts payable and accrued expenses	(68)
Other liabilities	(1)
Net carrying value	$120

Under the equity method, the Company will recognize its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag beginning in 2010.  As of September 3, 2009, the Company’s investment in Aptina was $44 million.  The Company’s Imaging segment continues to manufacture products for Aptina under a wafer supply agreement and recognized $70 million of sales and $60 million of cost of goods sold from products sold to Aptina subsequent to July 10, 2009.

Accounts Payable and Accrued Expenses	2009	2008

Accounts payable	$526	$597
Customer advances	150	130
Salaries, wages and benefits	147	244
Related party payables	83	--
Income and other taxes	32	27
Other	99	113
	$1,037	$1,111

As of September 3, 2009, related party payables consisted of amounts due to Inotera under the Inotera Supply Agreement including $51 million for the purchase of trench DRAM products and $32 million for underutilized capacity. (See “Equity Method Investments – DRAM joint ventures with Nanya – Inotera” note.)

As of September 3, 2009 and August 28, 2008, customer advances included $142 million and $129 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of September 3, 2009 and August 28, 2008, other accounts payable and accrued expenses included $24 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

Debt	2009	2008

Convertible senior notes, interest rate of 1.875%, due June 2014	$1,300	$1,300
TECH credit facility, effective interest rates of 3.6% and 5.0% , respectively, net of discount of $2 million and $3 million, respectively, due in periodic installments through May 2012	548	597
Capital lease obligations, weighted-average imputed interest rate of 6.7% and 6.6%, respectively, due in monthly installments through February 2023	559	657
Convertible senior notes, interest rate of 4.25%, due October 2013	230	--
EDB notes, interest rate of 5.4%, due February 2012	208	--
Nan Ya Plastics notes, effective imputed interest rate of 12.1%, net of discount of $18 million, due November 2010	182	--
Convertible subordinated notes, interest rate of 5.6%, due April 2010	70	70
Other notes, weighted-average effective interest rates of 9.5% and 1.6%, respectively, due in periodic installments through July 2015	1	102
	3,098	2,726
Less current portion	(424)	(275)
	$2,674	$2,451

In May 2007, the Company issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Senior Notes”).  The issuance costs associated with the Senior Notes totaled $26 million and the net proceeds to the Company from the offering of the Senior Notes were $1,274 million.  The initial conversion rate for the Senior Notes is 70.2679 shares of common stock per $1,000 principal amount of Senior Notes, equivalent to an initial conversion price of approximately $14.23 per share of common stock.  Holders may convert the Senior Notes prior to the close of business on the business day immediately preceding the maturity date for the Senior Notes only under the following circumstances: (1) during any calendar quarter beginning after August 30, 2007 (and only during such calendar quarter), if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the then applicable conversion price per share of the Senior Notes; (2) if the Senior Notes have been called for redemption; (3) if specified distributions to holders of the Company's common stock are made, or specified corporate events occur, as specified in the indenture for the Senior Notes; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of Senior Notes for each day of that period was less than 98% of the product of the closing price of the Company’s common stock and the then applicable conversion rate of the Senior Notes; or (5) at any time on or after March 1, 2014.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If a holder elects to convert its Senior Notes in connection with a make-whole change in control, as defined in the indenture, the Company will, in certain circumstances, pay a make-whole premium by increasing the conversion rate for the Senior Notes converted in connection with such make-whole change in control.  On or after June 6, 2011, the Company may redeem for cash all or part of the Senior Notes if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the date on which the Company provides notice of redemption.  The redemption price is 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest.  Upon a change in control or a termination of trading, as defined in the indenture, the holders may require the Company to repurchase for cash all or a portion of their Senior Notes at a repurchase price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any.  FSP No. APB 14-1 is effective for the Company at the beginning of 2010, which requires the Company to retrospectively account for the Senior Notes from their issuance date.  (See “Significant Accounting Policies – Recently issued accounting standards.”)

In 2008, the Company’s joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”), drew $600 million under a credit facility at SIBOR plus 2.5%.  The credit facility is collateralized by substantially all of the assets of TECH (approximately $1,498 million as of September 3, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  TECH repaid $50 million of principal amounts in 2009 and remaining payments are due in $50 million quarterly installments from September 2009 through May 2012.  Under the terms of the credit facility, TECH held $30 million in restricted cash as of September 3, 2009, which was increased to $60 million in the first quarter of 2010.  In the first quarter of 2010, TECH modified its debt covenants.  In connection with the modification, the Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee could increase up to 100% of the outstanding amount borrowed under the facility based on further increases in the Company’s ownership interest in TECH and other conditions.

In 2009, the Company recorded $81 million in capital lease obligations with a weighted-average imputed interest rate of 5.9%, payable in periodic installments through February 2023.  In 2008, the Company received $111 million in proceeds from sales-leaseback transactions and in connection with these transactions, recorded capital lease obligations aggregating $110 million with a weighted-average imputed interest rate of 6.7%, payable in periodic installments through June 2012.  As of September 3, 2009, the Company had $46 million of capital lease obligations with covenants that require minimum levels of tangible net worth, cash and investments, and restricted cash of $26 million.  The covenants were modified in the second quarter of 2009, and the Company was in compliance with these debt covenants as of September 3, 2009.

On April 15, 2009, the Company issued $230 million of 4.25% Convertible Senior Notes due October 15, 2013 (the “4.25% Senior Notes”).  Issuance costs for the 4.25% Senior Notes totaled $7 million.  The initial conversion rate for the 4.25% Senior Notes is 196.7052 shares of common stock per $1,000 principal amount, equivalent to approximately $5.08 per share of common stock, and is subject to adjustment upon the occurrence of certain events specified in the indenture for the 4.25% Senior Notes.  Holders of the 4.25% Senior Notes may convert them at any time prior to October 15, 2013.  If there is a change in control, as defined in the indenture, in certain circumstances the Company may pay a make-whole premium by increasing the conversion rate to holders that convert their 4.25% Senior Notes in connection with such make-whole change in control.  The Company may not redeem the 4.25% Senior Notes prior to April 20, 2012.  On or after April 20, 2012, the Company may redeem for cash all or part of the 4.25% Senior Notes if the closing price of its common stock has been at least 135% of the conversion price for at least 20 trading days during a 30 consecutive trading day period.  The redemption price will equal 100% of the principal amount plus a make-whole premium equal to the present value of the remaining interest payments from the redemption date to the date of maturity of the 4.25% Senior Notes.  Upon a change in control or a termination of trading, as defined in the indenture, the Company may be required to repurchase for cash all or a portion of the 4.25% Senior Notes at a repurchase price equal to 100% of the principal plus any accrued and unpaid interest to, but excluding, the repurchase date.

On February 23, 2009, the Company entered into a Singapore dollar-denominated term loan agreement with the Singapore Economic Development Board (“EDB”) enabling the Company to borrow up to $300 million Singapore dollars at 5.4% per annum.  The terms of the loan agreement required the Company to use the proceeds from any borrowings under the agreement to make equity contributions to its TECH joint venture subsidiary.  The loan agreement also required that TECH use the proceeds from the Company’s equity contributions to purchase production assets and meet certain production milestones related to the implementation of advanced process manufacturing.  The loan contains a covenant that limits the amount of indebtedness TECH can incur without approval from the EDB.  The loan is collateralized by the Company’s shares in TECH up to a maximum of 66% of TECH’s outstanding shares.  The Company drew $150 million Singapore dollars under the facility on February 27, 2009 and an additional $150 million Singapore dollars on June 2, 2009.  The aggregate $300 million Singapore dollars outstanding ($208 million U.S. dollars as of September 3, 2009) is due in February 2012 with interest payable quarterly.

In the first quarter of 2009, in connection with its purchase of its interest in Inotera, the Company entered into a two-year, variable-rate term loan with Nan Ya Plastics, an affiliate of Nanya, and received loan proceeds of $200 million.  Under the terms of the loan agreement, interest is payable quarterly at LIBOR plus 2%.  The interest rate resets quarterly and was 2.4% per annum as of September 3, 2009.  Based on imputed interest rate of 12.1%, the Company recorded the Nan Ya Plastics loan net of a discount of $28 million, which is recognized as interest expense over the life of the loan.  The loan is collateralized by a first priority security interest in the Inotera shares owned by the Company (approximate carrying value of $229 million as of September 3, 2009).  (See “Equity Method Investments” note.)

In connection with the Company’s acquisition of Lexar Media, Inc. (“Lexar”) in the fourth quarter of 2006, the Company assumed Lexar’s $70 million 5.625% convertible notes due April 1, 2010 (the “Lexar Notes”).  The Lexar Notes are convertible into the Company’s common stock any time at the option of the holders of the Lexar Notes at a price equal to approximately $11.28 per share and are subject to customary covenants.  The Lexar Notes became redeemable for cash at the Company’s option on April 1, 2008 at a price equal to the principal amount plus accrued interest plus the net present value of the remaining scheduled interest payments through April 1, 2010.  The Company may only redeem the Lexar Notes if its common stock has exceeded 175% of the conversion price for at least 20 trading days in the 30 consecutive trading days prior to delivery of a notice of redemption.

As of September 3, 2009, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations

2010	$270	$188
2011	400	271
2012	358	52
2013	--	20
2014	1,530	21
2015 and thereafter	--	98
Discount and interest, respectively	(19)	(91)
	$2,539	$559

Commitments

As of September 3, 2009, the Company had commitments of approximately $276 million for the acquisition of property, plant and equipment.  The Company leases certain facilities and equipment under operating leases.  Total rental expense was $28 million, $39 million and $62 million for 2009, 2008 and 2007, respectively.  The Company also subleases certain facilities and buildings under operating leases to Aptina and recognized $1 million of rental income in 2009.  Minimum future rental commitments and minimum future sublease rentals to be received from Aptina under noncancelable subleases are as follows:

	Operating Lease Commitments	Operating Sublease Rentals

2010	$17	$(3)
2011	14	(2)
2012	10	(3)
2013	10	(3)
2014	7	(1)
2015 and thereafter	15	--
	$73	$(12)

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

On March 6, 2009, Panavision Imaging, LLC filed suit against the Company and Aptina Imaging Corporation, then a wholly-owned subsidiary of the Company (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of the Company and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

 On March 24, 2009, Accolade Systems LLC filed suit against the Company and Aptina in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company and Aptina’s image sensor products infringe one Accolade Systems U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Accolade Systems never served the complaint, and on October 15, 2009, filed a motion to dismiss the complaint against the Company and Aptina without prejudice.

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

Three purported class action lawsuits alleging price-fixing of SRAM products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased SRAM products directly or indirectly from various SRAM suppliers.

In addition, three purported class action lawsuits alleging price-fixing of Flash products have been filed in Canada, asserting violations of the Canadian Competition Act.  These cases assert claims on behalf of a purported class of individuals and entities that purchased Flash memory directly and indirectly from various Flash memory suppliers.

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers.  The complaint alleges various causes of action under California state law including conspiracy to restrict output and fix prices of Rambus DRAM (“RDRAM”) and unfair competition.  Trial is currently scheduled to begin in January 2010.  The complaint seeks joint and several damages, trebled, punitive damages, attorneys’ fees, costs, and a permanent injunction enjoining the defendants from the conduct alleged in the complaint.

The Company is unable to predict the outcome of these lawsuits and therefore cannot estimate the range of possible loss.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

In addition, on March 23, 2006, a shareholder derivative action was filed in the Fourth District Court for the State of Idaho (Ada County), allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors.  The Company also was named as a nominal defendant.  An amended complaint was filed on August 23, 2006 and subsequently dismissed by the Court.  Another amended complaint was filed on September 6, 2007.  The amended complaint was based on the same allegations of fact as in the securities class actions filed in the U.S. District Court for the District of Idaho and alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading.  The amended complaint sought unspecified damages, restitution, disgorgement of profits, equitable and injunctive relief, attorneys’ fees, costs, and expenses.  The amended complaint was derivative in nature and did not seek monetary damages from the Company.  On January 25, 2008, the Court granted the Company’s motion to dismiss the second amended complaint without leave to amend.  On March 10, 2008, plaintiffs filed a notice of appeal to the Idaho Supreme Court.  On July 16, 2009, the Idaho Supreme Court issued an opinion upholding the lower court’s dismissal of the complaint.

The Company is unable to predict the outcome of these cases and therefore cannot estimate the range of possible loss.  A court determination in any of these actions against the Company could result in significant liability and could have a material adverse effect on the Company’s business, results of operations or financial condition.

Shareholders’ Equity

Stock rights:  As of September 3, 2009 and August 28, 2008, Intel held stock rights exchangeable into approximately 3.9 million and 16.9 million shares, respectively, of the Company’s common stock.  Shares issuable pursuant to the stock rights are included in weighted-average common shares outstanding in the computations of earnings per share.

Issuance of common stock: On April 15, 2009, the Company issued 69.3 million shares of common stock for $4.15 per share in a public offering.  The Company received net proceeds of $276 million, net of underwriting fees and other offering costs of $12 million.

Capped call transactions:  In connection with the offering of the Senior Notes in May 2007, the Company entered into three capped call transactions (the “Capped Calls”).  The Capped Calls each have an initial strike price of approximately $14.23 per share, subject to certain adjustments, which matches the initial conversion price of the Senior Notes.  The Capped Calls are in three equal tranches, have cap prices of $17.25, $20.13 and $23.00 per share, and cover, subject to anti-dilution adjustments similar to those contained in the Senior Notes, an approximate combined total of 91.3 million shares of common stock.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are intended to reduce the potential dilution upon conversion of the Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $14.23 to a maximum of $538 million.  The Company paid $151 million to purchase the Capped Calls.  The Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Concurrent with the offering of the 4.25% Senior Notes on April 15, 2009, the Company entered into capped call transactions (the “2009 Capped Calls”) that have an initial strike price of approximately $5.08 per share, subject to certain adjustments, which was set to equal initial conversion price of the 4.25% Senior Notes.  The 2009 Capped Calls have a cap price of $6.64 per share and cover, subject to anti-dilution adjustments similar to those contained in the 4.25% Senior Notes,  an approximate combined total of 45.2 million shares of common stock, and are subject to standard adjustments for instruments of this type.  The 2009 Capped Calls expire in October and November of 2012.  The 2009 Capped Calls are intended to reduce the potential dilution upon conversion of the 4.25% Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in the Company receiving an amount ranging from zero if the market price per share of the Company’s common stock is at or below $5.08 to a maximum of $70 million.  The Company paid $25 million to purchase the 2009 Capped Calls.  The 2009 Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Accumulated other comprehensive income (loss):  Accumulated other comprehensive income (loss), net of tax, consisted of the following as of the end of the periods shown below:

	2009	2008

Accumulated translation adjustment, net	$(9)	$--
Unrealized gain (loss) on investments, net	10	(3)
Unrecognized pension liability	(4)	(5)
Accumulated other comprehensive income (loss)	$(3)	$(8)

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of September 3, 2009 were as follows:

	Level 1	Level 2	Total

Money market(1)	$1,184	$--	$1,184
Certificates of deposit(2)	--	217	217
Marketable equity investments(3)	15	--	15
	$1,199	$217	$1,416

(1)Included in cash and equivalents
(2)$187 million included in cash and equivalents and $30 million included in other noncurrent assets
(3)Included in other noncurrent assets

Level 2 assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing market observable inputs.  In 2009, the Company recognized impairment charges of $7 million for other-than-temporary declines in the value of marketable equity instruments.

As of September 3, 2009 and August 28, 2008, the estimated fair value of the Company’s debt was $2,868 million and $2,167 million, respectively, compared to the carrying value of $3,098 million and $2,726 million, respectively.  The fair value of the convertible notes payable is based on quoted market prices in active markets (Level 1).  The fair value of other long-term debt is estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, as well as significant unobservable inputs (Level 3), including interest rates based on yield curves of similar debt issues from parties with similar credit ratings as the Company.

Amounts reported as cash and equivalents, short-term investments, receivables, other assets, accounts payable and accrued expenses and equipment purchase contracts approximate their fair values.

Fair value measurements on a nonrecurring basis: As of September 3, 2009, non-marketable equity investments of $6 million were valued using Level 3 inputs.  During 2009, the Company identified events and circumstances that indicated the fair value of certain non-marketable equity investments sustained other-than-temporary declines in values and recognized charges of $8 million to write down the carrying values of these investments to their estimated fair values.  The fair value measurements were determined using present value techniques of estimated future cash flows based on inputs which were classified as Level 3 as they were unobservable and required management’s judgment.

During 2009, the Company recorded loans with Nan Ya Plastics and Inotera at fair value because the stated interest rates were substantially lower than the prevailing rates for loans with comparable terms and collateral and for borrowers with similar credit ratings.  The Company repaid the loan to Inotera in the third quarter of 2009.  During 2009, the Company also recorded other noncurrent contractual liabilities at fair values of $36 million (net of $39 million of discounts) based on prevailing rates for comparable obligations.  The fair values of these obligations were determined based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, as well as significant unobservable inputs (Level 3), including interest rates based on published rates for transactions involving parties with similar credit ratings as the Company.  (See “Debt” note.)

Equity Plans

As of September 3, 2009, under its equity plans, the Company had an aggregate of 195.1 million shares of its common stock reserved for issuance for stock options and restricted stock awards, of which 125.9 million shares were subject to outstanding awards and 69.2 million shares were available for future awards.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  Stock options granted by the Company are generally exercisable in increments of 25% per year beginning one year from the date of grant.  Stock options issued after September 22, 2004 generally expire six years from the date of grant.  All other options expire ten years from the grant date.

Option activity for 2009 is summarized as follows:

	Number of shares	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 28, 2008	112.9	$19.24
Granted	21.6	2.97
Exercised	(0.0)	4.90
Cancelled or expired	(18.0)	19.12
Outstanding at September 3, 2009	116.5	16.25	2.90	$96

Exercisable at September 3, 2009	86.2	$20.20	2.24	$3
Expected to vest after September 3, 2009	26.8	5.09	4.74	81

The following table summarizes information about options outstanding as of September 3, 2009:

	Outstanding options			Exercisable options
Range of exercise prices	Number of shares	Weighted-average remaining contractual life (in years)	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share

$ 0.85 -$ 9.79	29.0	4.96	$3.96	3.2	$7.15
10.00 - 14.01	43.1	2.79	12.51	39.1	12.47
14.06 - 22.83	21.9	2.54	19.05	21.4	19.15
23.25 - 39.94	19.5	0.77	31.76	19.5	31.76
40.57 - 96.56	3.0	1.11	66.47	3.0	66.47
	116.5	2.90	16.25	86.2	20.20

The weighted-average grant-date fair value per share was $1.71, $2.52 and $4.87 for options granted during 2009, 2008 and 2007, respectively.  The total intrinsic value was de minimis, $1 million and $32 million for options exercised during 2009, 2008 and 2007, respectively.

Changes in the Company’s nonvested options for 2009 are summarized as follows:

	Number of shares	Weighted- average grant date fair value per share

Nonvested at August 28, 2008	17.1	$4.21
Granted	21.6	1.71
Vested	(6.5)	4.76
Cancelled	(1.9)	3.33
Nonvested at September 3, 2009	30.3	2.36

As of September 3, 2009, $43 million of total unrecognized compensation cost related to nonvested awards was expected to be recognized through the fourth quarter of 2013, resulting in a weighted-average period of 1.3 years.  The Company’s nonvested options as of September 3, 2009 have a weighted-average exercise price of $4.98, a weighted-average remaining contractual life of 4.77 years and an aggregate intrinsic value of $93 million.

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

	2009	2008	2007

Average expected life in years	4.92	4.25	4.25
Weighted-average volatility	73%	47%	39%
Weighted-average risk-free interest rate	1.9%	2.9%	4.7%

Restricted stock and restricted stock units (“Restricted Stock Awards”):  As of September 3, 2009, there were 9.4 million shares of Restricted Stock Awards outstanding, of which 4.0 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain Company-wide performance goals, none of which were achieved or deemed probable to achieve as of September 3, 2009.  Restricted Stock Awards activity for 2009 is summarized as follows:

	Number of shares	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Outstanding at August 28, 2008	9.2
Granted	3.6
Restrictions lapsed	(2.2)
Cancelled	(1.2)
Outstanding at September 3, 2009	9.4	1.77	$67

Expected to vest after September 3, 2009	5.2	2.11	$37

The weighted-average grant-date fair value for restricted stock awards granted during 2009, 2008 and 2007 was $4.40, $8.41 and $14.91 per share, respectively.  The aggregate value at the lapse date of awards for which restrictions lapsed during 2009, 2008 and 2007 was $8 million, $12 million and $11 million, respectively.  As of September 3, 2009, there was $28 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized through the second quarter of 2013, resulting in a weighted-average period of 1.0 years.

Stock purchase plan: The Company’s 1989 Employee Stock Purchase Plan (“ESPP”) plan was suspended during 2008 and expired during 2009.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	2009	2008	2007

Stock-based compensation expense by caption:
Cost of goods sold	$16	$15	$11
Selling, general and administrative	16	19	21
Research and development	13	14	12
Other operating (income) expense	(1)	--	--
	$44	$48	$44

Stock-based compensation expense by type of award:
Stock options	$29	$26	$26
Restricted stock awards	15	22	18
	$44	$48	$44

Stock-based compensation expense of $3 million was capitalized and remained in inventory as of September 3, 2009 and August 28, 2008.  As of September 3, 2009, $71 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the fourth quarter of 2013, resulting in a weighted-average period of 1.2 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Employee Benefit Plans

The Company has employee retirement plans at its U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee savings plan for U.S. employees:  The Company has a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in the Company’s common stock.  Under the RAM plan, the Company matched in cash eligible contributions from employees up to 4% of the employee’s annual eligible earnings or $2,000, whichever was greater.  In 2009, the Company suspended its match under in the RAM plan.  Contribution expense for the Company’s RAM Plan was $16 million, $32 million and $31 million in 2009, 2008 and 2007, respectively.

Retirement plans:  The Company has pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  Upon adoption of FAS 158 as of August 30, 2007, the Company increased its liability by $8 million related to the unfunded pension liabilities of the plans.

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated restructure plans in 2009 primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility, reducing the Company’s NAND Flash production by approximately 35,000 200mm wafers per month.  In connection with the termination of the NAND Flash memory supply agreement, Intel paid the Company $208 million in 2009.  The Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  As a result of these restructure plans, the Company reduced employment in 2009 by approximately 4,600 employees, or approximately 20%.  Due to improvements in market conditions and the pursuit of new business opportunities, future reduction in employees may not occur.  As of September 3, 2009, the Company expects to incur additional restructure costs in 2010 of approximately $2 million, excluding any gains or additional losses from disposition of equipment.  In 2008 and 2007, to reduce costs, the Company implemented restructure initiatives including workforce reductions and relocating and outsourcing certain of its operations.  The following table summarizes restructure charges (credits) resulting from the Company’s restructure activities:

	2009	2008	2007

Write-down of equipment	$152	$--	$--
Severance and other employee costs	60	23	18
Gain from termination of NAND Flash supply agreement	(144)	--	--
Other	2	10	1
	$70	$33	$19

During 2009 the Company made cash payments of $63 million for severance and other termination benefits.  Substantially all of the charges in 2008 and 2007 were paid in those years.  As of September 3, 2009 and August 28, 2008, $5 million and $6 million, respectively, of restructure costs, primarily related to severance and other termination benefits, remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	2009	2008	2007

(Gain) loss on disposition of property, plant and equipment	$54	$(66)	$(43)
Loss on sale of majority interest in Aptina	41	--	--
Losses from changes in currency exchange rates	30	25	14
Other	(18)	(50)	(47)
	$107	$(91)	$(76)

In the table above, “Other” for 2008 included $38 million for receipts from the U.S. government in connection with anti-dumping tariffs and for 2007, included $30 million from the sale of certain intellectual property to Toshiba Corporation and $7 million in grants received in connection with the Company’s operations in China.  (See “Equity Method Investments – Aptina” note.)

Income Taxes

The Company’s income tax (provision) and loss before taxes, noncontrolling interests in net (income) loss and equity in net losses of equity method investees consisted of the following:

	2009	2008	2007

Loss before taxes, noncontrolling interests in net (income) loss and equity in net losses of equity method investees:
U.S.	$(1,377)	$(1,713)	$(571)
Foreign	(427)	102	403
	$(1,804)	$(1,611)	$(168)

Income tax (provision) benefit:
Current:
U.S. federal	$12	$(7)	$(5)
State	--	--	--
Foreign	(12)	(17)	(39)
	--	(24)	(44)
Deferred:
U.S. federal	--	--	--
State	--	--	--
Foreign	(2)	6	14
	(2)	6	14
Income tax (provision)	$(2)	$(18)	$(30)

The Company’s income tax (provision) computed using the U.S. federal statutory rate reconciled to the Company’s income tax (provision) follows:

	2009	2008	2007

U.S. federal income tax (provision) at statutory rate	$631	$564	$59
State taxes, net of federal benefit	38	38	3
Tax credits	18	8	25
Change in valuation allowance	(554)	(446)	(219)
Foreign operations	(135)	(21)	93
Goodwill impairment	--	(155)	--
Other	--	(6)	9
Income tax (provision)	$(2)	$(18)	$(30)

State taxes reflect investment tax credits of $7 million, $12 million and $10 million for 2009, 2008 and 2007, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  The Company’s deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2009	2008

Deferred tax assets:
Net operating loss and credit carryforwards	$1,965	$1,358
Inventories	197	235
Basis differences in investments in joint ventures	106	200
Deferred income	78	155
Accrued salaries, wages and benefits	74	76
Other	27	48
Gross deferred tax assets	2,447	2,072
Less valuation allowance	(2,118)	(1,569)
Deferred tax assets, net of valuation allowance	329	503

Deferred tax liabilities:
Unremitted earnings on certain subsidiaries	(87)	(114)
Product and process technology	(47)	(48)
Intangible assets	(41)	(51)
Receivables	(15)	(43)
Excess tax over book depreciation	(12)	(141)
Other	(6)	(16)
Deferred tax liabilities	(208)	(413)

Net deferred tax assets	$121	$90

Reported as:
Current deferred tax assets (included in other current assets)	$18	$25
Noncurrent deferred tax assets (included in other assets)	107	74
Noncurrent deferred tax liabilities (included in other liabilities)	(4)	(9)
Net deferred tax assets	$121	$90

The Company has a valuation allowance against substantially all of its U.S. net deferred tax assets.  As of September 3, 2009, the Company had aggregate U.S. tax net operating loss carryforwards of $4.2 billion and unused U.S. tax credit carryforwards of $212 million.  The Company also has unused state tax net operating loss carryforwards of $2.6 billion and unused state tax credits of $198 million as of September 3, 2009.  Substantially all of the net operating loss carryforwards expire in 2022 to 2029 and substantially all of the tax credit carryforwards expire in 2013 to 2029.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.

The changes in valuation allowance of $549 million and $427 million in 2009 and 2008, respectively, are primarily due to uncertainties of realizing certain U.S. net operating losses and certain tax credit carryforwards.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  During 2008 a decision was made to not be indefinitely reinvested in certain foreign jurisdictions.  For the year ended August 28, 2008, $322 million of earnings that in prior years had been considered indefinitely reinvested in foreign operations were determined to no longer be indefinitely reinvested.  This decision resulted in no impact to the consolidated statement of operations as the Company has a full valuation allowance against its net U.S. deferred tax assets.  Remaining undistributed earnings of $410 million as of September 3, 2009 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2009	2008

Beginning unrecognized tax benefits	$1	$16
Expiration of foreign statutes of limitations	(1)	(15)
Other	1	--
Ending unrecognized tax benefits	$1	$1

The balance at September 3, 2009 and August 28, 2008 represents unrecognized income tax benefits, which if recognized, would affect the Company’s effective tax rate.  As of September 3, 2009, accrued interest and penalties related to uncertain tax positions was $2 million.

The Company and its subsidiaries file income tax returns with the United States federal government, various U.S. states and various foreign jurisdictions throughout the world.  The Company’s U.S. federal and state tax returns remain open to examination for 2005 through 2009 and 2004 through 2009, respectively.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 2002 to 2009.  The Company is currently undergoing audits in foreign jurisdictions for years 2005 through 2009.

Earnings Per Share

	2009	2008	2007

Net loss available to common shareholders	$(1,835)	$(1,619)	$(320)

Weighted-average common shares outstanding	800.7	772.5	769.1

Loss per share:
Basic	$(2.29)	$(2.10)	$(0.42)
Diluted	(2.29)	(2.10)	(0.42)

Listed below are the potential common shares, as of the end of the periods shown below, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2009	2008	2007

Employee stock plans	126.0	122.1	124.8
Convertible notes	142.8	97.6	97.6
Common stock warrants	--	--	29.1

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, with Micron and Intel initially appointing an equal number of managers to each of the boards.  The number of managers appointed by each party adjusts depending on the parties’ ownership interests.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  At inception and through September 3, 2009, the Company owned 51% and Intel owned 49% of IM Flash.

IM Flash is a variable interest entity as defined by FIN 46(R) because all costs of IM Flash are passed to the Company and Intel through product purchase agreements.  IM Flash is dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are also considered related parties under the provisions of FIN 46(R) due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is more closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel, and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is more closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.  (See “Significant Accounting Policies” note.)

IM Flash manufactures NAND Flash memory products using designs developed by the Company and Intel.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $107 million, $148 million and $240 million in 2009, 2008 and 2007, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $886 million, $1,037 million and $497 million for 2009, 2008 and 2007, respectively.  As of September 3, 2009 and August 28, 2008, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $95 million and $144 million, respectively.  In addition, as of September 3, 2009 and August 28, 2008, the Company had receivables from Intel of $29 million and $71 million, respectively, related to NAND Flash product design and process development activities.  As of September 3, 2009 and August 28, 2008, IM Flash had payables to Intel of $3 million and $4 million, respectively, for various services.

Under the terms of a wafer supply agreement, the Company manufactured wafers for IM Flash in its Boise, Idaho facility.  In the first quarter of 2009, the Company and Intel agreed to discontinue production of NAND flash memory for IM Flash at the Boise facility.  Pursuant to the termination agreement, Intel paid the Company $208 million in 2009.  Also in the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility.

IM Flash distributed $695 million and $132 million to Intel in 2009 and 2008, respectively, and $723 million and $137 million to the Company in 2009 and 2008, respectively.  Intel contributed $24 million, $393 million and $1,238 million to IM Flash in 2009, 2008 and 2007, respectively.  The Company contributed $25 million and $409 million and $1,017 million to IM Flash in 2009, 2008 and 2007, respectively.  Intel’s contributions in 2007 included $261 million as part of its initial obligations from the formation of IM Flash in January 2006.  The Company’s ability to access IM Flash’s cash and marketable investment securities ($114 million as of September 3, 2009) to finance the Company’s other operations is subject to agreement by the joint venture partners.

Total IM Flash assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	September 3, 2009	August 28, 2008

Assets
Cash and equivalents	$114	$393
Receivables	111	169
Inventories	161	225
Other current assets	8	14
Total current assets	394	801
Property, plant and equipment, net	3,377	3,998
Other assets	63	58
Total assets	$3,834	$4,857

Liabilities
Accounts payable and accrued expenses	$93	$166
Deferred income	137	67
Equipment purchase contracts	1	18
Current portion of long-term debt	6	5
Total current liabilities	237	256
Long-term debt	66	38
Other liabilities	4	5
Total liabilities	$307	$299

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets. IMFT and IMFS are aggregated as IM Flash in this disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.

The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through September 3, 2009, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of September 3, 2009, deferred income and other noncurrent liabilities included an aggregate of $48 million related to this agreement.  MP Mask made distributions to both the Company and Photronics of $10 million each in 2009.  Photronics contributed $8 million and $11 million to MP Mask in 2008 and 2007, respectively.  The Company contributed $4 million to MP Mask in 2007.

MP Mask is a variable interest entity as defined by FIN 46(R) because all costs of MP Mask are passed on to the Company and Photronics through  product purchase agreements and MP Mask is dependent upon the Company and Photronics for any additional cash requirements.  The Company and Photronics are also considered related parties under the provisions of FIN 46(R) due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of MP Mask is the entity that is more closely associated with MP Mask.  The Company considered several factors to determine whether it or Photronics is more closely associated with the joint venture.  The most important factor was the nature of the joint venture’s operations relative to the Company and Photronics.  Based on those factors, the Company determined that it is more closely associated with the joint venture and therefore is the primary beneficiary.  Accordingly, the financial results of MP Mask are included in the Company’s consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.

Total MP Mask assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	September 3, 2009	August 28, 2008

Current assets	$25	$27
Noncurrent assets (primarily property, plant and equipment)	97	121
Current liabilities	8	11

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets.

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
The financial results of TECH are included in the Company’s consolidated financial statements and all amounts pertaining to Canon Inc. and HP are reported as noncontrolling interests in subsidiaries.  The Company began consolidating TECH’s financial results in 2006.

The shareholders’ agreement for the TECH joint venture expires in April 2011, but automatically extends for 10 years unless one or more of the shareholders provides a non-extension notification.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

In the second quarter of 2009, the Company entered into a term loan agreement with the EDB that enabled the Company to borrow up to $300 million Singapore dollars at 5.4%.  The Company was required to use the proceeds from any borrowings under the facility to make equity contributions to TECH.  On February 27, 2009, the Company drew $150 million Singapore dollars under the facility and used the proceeds to purchase shares of TECH for $99 million.  On June 2, 2009, the Company drew the remaining $150 million Singapore dollars under the facility and purchased additional shares of TECH for $99 million.  Additionally, on August 27, 2009, the Company purchased shares of TECH for $60 million.  As a result, the Company’s interest in TECH increased from approximately 73% as of August 28, 2008 to approximately 85% in August 2009.  As a result of these share purchases, the Company reduced noncontrolling interests by $87 million during 2009.  Because the cost of the noncontrolling interest acquired was below carrying value, the Company’s carrying value for TECH’s property, plant and equipment was also reduced $87 million.  (See “Debt” note.)

In March 2007, the Company acquired all of the shares of TECH common stock held by the Singapore Economic Development Board for approximately $290 million, increasing the Company’s ownership interest in TECH from 43% to 73%.

TECH’s cash and marketable investment securities ($188 million as of September 3, 2009) are not anticipated to be available to pay dividends of the Company or finance its other operations.  As of September 3, 2009, TECH had $548 million outstanding under a credit facility which is collateralized by substantially all of the assets of TECH (carrying value of approximately $1,498 million as of September 3, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  As of September 3, 2009, the Company was in compliance with these covenants.  In the first quarter of 2010, TECH modified its debt covenants.  In connection with the modification, the Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee could increase up to 100% of the outstanding amount borrowed under the facility based on further increases in the Company’s ownership interest in TECH and other conditions.  (See “Debt” note.)

Acquisition of Avago Technologies Limited Image Sensor Business (“Avago”)

On December 11, 2006, the Company acquired the CMOS image sensor business of Avago.  The acquisition provided Imaging with an experienced imaging team, select imaging products and intellectual property relating to Avago’s image sensor business.  The Company acquired Avago for $63 million in cash.  The Company recorded total assets of $64 million (including intangible assets of $17 million and goodwill of $46 million) and total liabilities of $1 million.  The acquired goodwill is not deductible for tax purposes.  The Company’s results of operations subsequent to the acquisition date include the CMOS image sensor business acquired from Avago as part of the Company’s Imaging segment.  Mercedes Johnson, a member of the Company’s Board of Directors, was the Senior Vice President, Finance and Chief Financial Officer of Avago at the time of the transaction.  Ms. Johnson recused herself from all deliberations of the Company’s Board of Directors concerning this transaction.

Segment Information

The Company’s reportable segments are Memory and Imaging.  The Memory segment’s primary products are DRAM and NAND Flash memory and the Imaging segment’s primary product is CMOS image sensors.  Subsequent to the sale of a 65% interest in Aptina on July 10, 2009, the Company’s Imaging segment continues to manufacture products for Aptina under a wafer supply agreement and also provides services to Aptina.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.  (See “Equity Method Investments – Aptina” note.)

	2009	2008	2007

Net sales:
Memory	$4,290	$5,188	$5,001
Imaging	513	653	687
Total consolidated net sales	$4,803	$5,841	$5,688

Operating income (loss):
Memory	$(1,499)	$(1,564)	$(288)
Imaging	(176)	(31)	8
Total consolidated operating income (loss)	$(1,675)	$(1,595)	$(280)

Certain Concentrations

Approximately 30% of the Company’s net sales for 2009 were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to Intel were 20% of the Company’s net sales in 2009 and were included in the Memory segment.  Sales of DRAM, NAND Flash and CMOS image sensor products constituted 50%, 39% and 11%, respectively, of the Company’s net sales for 2009.  Certain components used by the Company in manufacturing semiconductor products are available from a limited number of suppliers.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities and trade receivables.  The Company invests through high-credit-quality financial institutions and, by policy, generally limits the concentration of credit exposure by restricting investments with any single obligor.  A concentration of credit risk may exist with respect to receivables as a substantial portion of the Company’s customers are affiliated with the computing industry.  The Company performs ongoing credit evaluations of customers worldwide and generally does not require collateral from its customers.  Historically, the Company has not experienced significant losses on receivables.  The Company’s Capped Call instruments expose the Company to credit risk to the extent that the counter parties may be unable to meet the terms of the agreement.  The Company seeks to mitigate such risk by limiting its counter parties to major financial institutions and by spreading the risk across several major financial institutions.  In addition, the potential risk of loss with any one counter party resulting from this type of credit risk is monitored on an ongoing basis.  (See “Shareholders’ Equity – Capped call transactions” note.)

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

	2009	2008	2007

China	$1,242	$1,372	$1,064
Asia Pacific (excluding China, Malaysia and Taiwan)	990	1,660	1,448
United States	928	1,486	1,719
Malaysia	542	173	215
Europe	470	559	666
Taiwan	447	304	309
Other	184	287	267
	$4,803	$5,841	$5,688

Net property, plant and equipment by geographic area was as follows:

	2009	2008	2007

United States	$4,670	$6,004	$6,545
Singapore	2,066	2,345	1,212
Italy	180	259	268
Japan	112	171	226
Other	53	32	28
	$7,081	$8,811	$8,279

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,402	$993	$1,106	$1,302
Gross margin	(449)	(267)	107	170
Operating loss	(672)	(708)	(246)	(49)
Net loss	(706)	(751)	(290)	(88)

Diluted loss per share	$(0.91)	$(0.97)	$(0.36)	$(0.10)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$1,535	$1,359	$1,498	$1,449
Gross margin	5	(43)	48	(65)
Operating loss	(260)	(772)	(225)	(338)
Net loss	(262)	(777)	(236)	(344)

Diluted loss per share	$(0.34)	$(1.01)	$(0.30)	$(0.45)

The results of operations for the second quarters of 2009 and 2008 included charges of $58 million and $463 million, respectively, to write off all the goodwill associated with the Company’s Imaging and Memory segments, respectively.

The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  The Company’s results of operations for the fourth, second and first quarters of 2008 included charges of $205 million, $15 million and $62 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products to their estimated market values.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent periods are higher than they otherwise would be.

In the fourth quarter of 2009, the Company sold a 65% interest in its Aptina business.  In connection therewith, in the third quarter of fiscal 2009, the Company recorded a charge of $53 million for the sale and in the fourth quarter, recorded a credit of $12 million to adjust the estimated loss to the final loss of $41 million.

In the fourth quarter of 2008, costs of goods sold benefited by $70 million due to settlements of pricing adjustments with certain suppliers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 3, 2009 and August 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 3, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 28, 2009

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

During the fourth quarter of fiscal 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Internal control over financial reporting cannot provide absolute assurance regarding the prevention or detection of misstatements because of inherent limitations.  These inherent limitations are known by management and considered in the design of the Company’s internal control over financial reporting which reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 3, 2009.  The effectiveness of the Company’s internal control over financial reporting as of September 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

Certain information concerning the registrant’s executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in the registrant’s Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 3, 2009 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statement: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

ExhibitNumber	Description of Exhibits

1.1	Underwriting Agreement dated as of May 17, 2007, by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
1.2	Note Underwriting Agreement, dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (2)
1.3
Common Stock Underwriting Agreement, dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (2)

2.1	Agreement and Plan of Merger by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc., dated as of March 8, 2006 (3)
2.2	First Amendment to Agreement and Plan of Merger dated as of May 30, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (4)
2.3	Second Amendment to Agreement and Plan of Merger dated as of June 4, 2006, by and among Micron Technology, Inc., March 2006 Merger Corp. and Lexar Media, Inc. (5)
3.1	Restated Certificate of Incorporation of the Registrant (6)
3.2	Bylaws of the Registrant, as amended (7)
4.2	Securities Purchase Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (8)
4.3	Stock Rights Agreement dated September 24, 2003, between the Registrant and Intel Capital Corporation (8)
4.4	Indenture dated March 30, 2005, by and between Lexar Media, Inc. and U.S. Bank National Association (9)
4.5	First Supplemental Indenture to the Lexar Indenture dated as of June 21, 2006, between Lexar and U.S. Bank National Association (10)
4.6	Indenture dated as of May 23, 2007 by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (1)
4.7	Convertible Senior Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 15, 2009 (2)
4.8	Form of 4.25% Convertible Senior Note due October 15, 2013 (2)
10.1	Executive Officer Performance Incentive Plan (11)

10.2	1989 Employee Stock Purchase Plan (12)
10.3	1994 Stock Option Plan (11)
10.4	1994 Stock Option Plan Form of Agreement and Terms and Conditions (12)
10.5	1997 Nonstatutory Stock Option Plan (11)
10.6	1998 Non-Employee Director Stock Incentive Plan (11)
10.7	1998 Nonstatutory Stock Option Plan (11)
10.8	2001 Stock Option Plan (11)
10.9	2001 Stock Option Plan Form of Agreement (13)
10.10	2002 Employment Inducement Stock Option Plan (11)
10.11	2004 Equity Incentive Plan (2)
10.12	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (12)
10.13	Nonstatutory Stock Option Plan (11)
10.14	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (12)
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan (11)
10.16	Micron Quantum Devices, Inc. 1996 Stock Option Plan (14)
10.17	Micron Quantum Devices, Inc. 1996 Stock Option Plan Sample Stock Option Assumption Letter (14)
10.18	Rendition, Inc. 1994 Equity Incentive Plan (16)
10.19	Rendition, Inc. 1994 Equity Incentive Plan Sample Stock Option Assumption Letter (16)
10.20*	Settlement and Release Agreement dated September 15, 2006, by and among Toshiba Corporation, Micron Technology, Inc. and Acclaim Innovations, LLC (17)
10.21*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (17)
10.22*	Omnibus Agreement dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (10)
10.23*	Limited Liability Partnership Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Asia Pte. Ltd. (10)
10.24*	Supply Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. and IM Flash Singapore, LLP (10)
10.25*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (10)
10.26*	Supply Agreement dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd. and IM Flash Singapore, LLP (10)
10.27	Form of Indemnification Agreement between the Registrant and its officers and directors (18)
10.28	Form of Severance Agreement between the Company and its officers (19)
10.29	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (20)
10.30	Purchase Agreement dated October 1, 1998, between the Registrant and TECH Semiconductor Singapore Pte. Ltd. (21)
10.34*	Business Agreement dated September 24, 2003, between the Registrant and Intel Corporation (8)
10.35	Securities Rights and Restrictions Agreement dated September 24, 2003, between the Registrant and Intel Capital (8)
10.36*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (15)
10.37*	Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of January 6, 2006, between Micron Technology, Inc. and Intel Corporation (15)
10.38*	Manufacturing Services Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (15)
10.39*	Boise Supply Agreement dated as of January 6, 2006, between IM Flash Technologies, LLC and Micron Technology, Inc. (15)
10.40*	MTV Lease Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (15)
10.41*	Product Designs Assignment Agreement dated January 6, 2006, between Intel Corporation and Micron Technology, Inc. (15)
10.42*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (15)
10.43*	Supply Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (15)
10.44*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (15)

10.45	Capped Call Confirmation (Reference No.CEODL6) by and between Micron Technology, Inc. and Morgan Stanley & Co. International plc (1)
10.46	Capped Call Confirmation (Reference No. 53228800) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.47	Capped Call confirmation (Reference No. 53228855) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.48	2007 Equity Incentive Plan (11)
10.49	2007 Equity Incentive Plan Forms of Agreements (22)
10.50	Severance Agreement dated April 9, 2008, between Micron Technology, Inc. and Ronald C. Foster (23)
10.51*	Master Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (24)
10.52*	Joint Venture Agreement, dated as of April 21, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (24)
10.53*	Supply Agreement, dated as of June 6, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and MeiYa Technology Corporation (24)
10.54*	Joint Development Program Agreement, dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (24)
10.55*	Technology Transfer and License Agreement for 68-50nm Process Nodes, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (24)
10.56*	Technology Transfer and License Agreement, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (24)
10.57*	Technology Transfer Agreement for 68-50nm Process Nodes, dated as of May 13, 2008, by and between Micron Technology, Inc. and MeiYa Corporation (24)
10.58*	Technology Transfer Agreement, dated as of May 13, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and MeiYa Technology Corporation (24)
10.59	Services Agreement, dated as of June 6, 2008, by and between Nanya Technology Corporation and MeiYa Technology Corporation (24)
10.60	Micron Guaranty Agreement, dated April 21, 2008, by and between Nanya Technology Corporation and Micron Semiconductor B.V. (24)
10.61
TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. and ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (24)

10.62	Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (24)
10.63	Form of Severance Agreement (25)
10.64	Lexar Media, Inc. 1996 Stock Option Plan, as Amended (11)
10.65*	Boise Supply Termination and Amendment Agreement, dated October 10, 2008, by and among Intel Corporation, Micron Technology, Inc. and IM Flash Technologies, LLC (11)
10.66*	Loan Agreement, dated November 26, 2008, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Nan Ya Plastics Corporation (11)
10.67	Loan Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (11)
10.68	Transition Agreement, dated October 11, 2008, by and among Nanya Technology Corporation, Qimonda AG, Inotera Memories, Inc. and Micron Technology, Inc. (11)
10.69	Micron Guaranty Agreement, dated November 26, 2008, by Micron Technology, Inc. in favor of Nanya Technology Corporation (11)
10.70
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008 (11)

10.71*	Master Agreement, dated November 26, 2008, among Micron Technology, Inc., Micron Semiconductor B.V., Nanya Technology Corporation, MeiYa Technology Corporation and Inotera Memories, Inc. (11)
10.72*	Joint Venture Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (11)
10.73*	Facilitation Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V., Nanya Technology Corporation and Inotera Memories, Inc. (11)
10.74*	Supply Agreement, dated November 26, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (11)
10.75*	Amended and Restated Joint Development Program Agreement, dated November 26, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (11)

10.76*	Amended and Restated Technology Transfer and License Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (11)
10.77*	Technology Transfer Agreement, dated November 26, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and Inotera Memories, Inc. (11)
10.78*	Technology Transfer Agreement for 68-50nm Process Nodes, dated October 11, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (11)
10.79	Loan Agreement as of February 23, 2009, by and between Micron Technology, Inc. and Economic Development Board (26)
10.80	Mortgage and Charge Agreement as of February 23, 2009, by and among Economic Development Board, Micron Technology, Inc. and TECH Semiconductor Singapore Pte. Ltd. (26)
10.81	Capped Call Confirmation (Reference No. SDB 1630322480), dated as of April 8, 2009, by and between Micron Technology, Inc. and Goldman, Sachs & Co. (2)
10.82	Capped Call Confirmation (Reference No. CGPWK6), dated as of April 8, 2009, by and between Micron Technology, Inc. and Morgan Stanley & Co International plc (2)
10.83	Capped Call Confirmation (Reference No. 325758), dated as of April 8, 2009, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (2)
10.84
Amendment Agreement, dated September 25, 2009, to TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (27)

10.85
Supplemental Deed, dated September 25, 2009, to Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (27)

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
________________________
(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 4, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006
(4)	Incorporated by reference to Current Report on Form 8-K dated May 30, 2006
(5)	Incorporated by reference to Current Report on Form 8-K dated June 4, 2006
(6)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(7)	Incorporated by reference to Current Report on Form 8-K dated October 1, 2008
(8)	Incorporated by reference to Current Report on Form 8-K dated September 24, 2003
(9)	Incorporated by reference to Lexar Media, Inc.’s Current Report on Form 8-K dated March 30, 2005
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(13)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(14)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(18)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(19)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
(22)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)
(23)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2008
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2008
(25)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 5, 2009
(27)	Incorporated by reference to Current Report on Form 8-K dated September 25, 2009
________________________
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 28th day of October 2009.

Micron Technology, Inc.

By: /s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Appleton	Chairman of the Board,	October 28, 2009
(Steven R. Appleton)	Chief Executive Officer
(Principal Executive
Officer)

/s/ Ronald C. Foster	Vice President of Finance,	October 28, 2009
(Ronald C. Foster)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Teruaki Aoki	Director	October 28, 2009
(Teruaki Aoki)

/s/ James W. Bagley	Director	October 28, 2009
(James W. Bagley)

/s/ Robert L. Bailey	Director	October 28, 2009
(Robert L. Bailey)

/s/ Mercedes Johnson	Director	October 28, 2009
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 28, 2009
(Lawrence N. Mondry)

/s/ Robert E. Switz	Director	October 28, 2009
(Robert E. Switz)

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) toCosts and Expenses	Deductions/ Write-Offs	Balance at End of Year

Allowance for Doubtful Accounts
Year ended September 3, 2009	$2	$--	$5	$(2)	$5
Year ended August 28, 2008	4	--	(1)	(1)	2
Year ended August 30, 2007	4	--	1	(1)	4

Deferred Tax Asset Valuation Allowance
Year ended September 3, 2009	$1,569	$--	$554	$(5)	$2,118
Year ended August 28, 2008	1,142	--	446	(19)	1,569
Year ended August 30, 2007	915	(12)	219	20	1,142