Form 10-Q
period 2009-12-03
MICRON TECHNOLOGY INC
filed 2010-01-12
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock as of January 6, 2010 was 850,661,583.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 3, 2009	December 4, 2008

Net sales	$1,740	$1,402
Cost of goods sold	1,297	1,851
Gross margin	443	(449)

Selling, general and administrative	97	102
Research and development	137	178
Restructure	(1)	(66)
Other operating (income) expense, net	9	9
Operating income (loss)	201	(672)

Interest income	2	10
Interest expense	(47)	(41)
Other non-operating income (expense), net	56	(10)
	212	(713)

Income tax (provision) benefit	7	(13)
Equity in net losses of equity method investees, net of tax	(17)	(5)
Net income (loss)	202	(731)

Net loss attributable to noncontrolling interests	2	13
Net income (loss) attributable to Micron	$204	$(718)

Earnings (loss) per share:
Basic	$0.24	$(0.93)
Diluted	0.23	(0.93)

Number of shares used in per share calculations:
Basic	846.3	773.3
Diluted	1,000.7	773.3

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 3, 2009	September 3, 2009

Assets
Cash and equivalents	$1,565	$1,485
Receivables	1,091	798
Inventories	1,037	987
Other current assets	76	74
Total current assets	3,769	3,344
Intangible assets, net	334	344
Property, plant and equipment, net	6,876	7,089
Equity method investments	366	315
Other assets	381	367
Total assets	$11,726	$11,459

Liabilities and equity
Accounts payable and accrued expenses	$1,059	$1,037
Deferred income	212	209
Equipment purchase contracts	353	222
Current portion of long-term debt	618	424
Total current liabilities	2,242	1,892
Long-term debt	2,143	2,379
Other liabilities	250	249
Total liabilities	4,635	4,520

Commitments and contingencies

Micron shareholders’ equity:
Common stock, $0.10 par value, authorized 3,000 shares, issued and outstanding 849.8 million and 848.7 million shares, respectively	85	85
Additional capital	7,287	7,257
Accumulated deficit	(2,181)	(2,385)
Accumulated other comprehensive income (loss)	4	(4)
Total Micron shareholders’ equity	5,195	4,953
Noncontrolling interests in subsidiaries	1,896	1,986
Total equity	7,091	6,939
Total liabilities and equity	$11,726	$11,459

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 3, 2009	December 4, 2008

Cash flows from operating activities
Net income (loss)	$202	$(731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	491	605
Share-based compensation	31	9
Equity in net losses of equity method investees, net of tax	17	5
Provision to write down inventories to estimated market values	9	369
Gain from Inotera stock issuance	(56)	--
Noncash restructure charges (credits)	(6)	(83)
Change in operating assets and liabilities:
(Increase) decrease in receivables	(324)	138
Decrease in customer prepayments	(60)	(29)
(Increase) decrease in inventories	(59)	39
Increase (decrease) in accounts payable and accrued expenses	66	(67)
Increase in deferred income	--	78
Other	15	26
Net cash provided by operating activities	326	359

Cash flows from investing activities
Expenditures for property, plant and equipment	(62)	(270)
(Increase) in restricted cash	(30)	--
Acquisition of equity method investment	--	(409)
Proceeds from maturities of available-for-sale securities	--	123
Proceeds from sales of property, plant and equipment	31	6
Other	36	61
Net cash used for investing activities	(25)	(489)

Cash flows from financing activities
Repayments of debt	(280)	(163)
Distributions to noncontrolling interests	(88)	(150)
Payments on equipment purchase contracts	(49)	(64)
Proceeds from debt	200	285
Other	(4)	4
Net cash used for financing activities	(221)	(88)

Net increase (decrease) in cash and equivalents	80	(218)
Cash and equivalents at beginning of period	1,485	1,243
Cash and equivalents at end of period	$1,565	$1,025

Supplemental disclosures
Income taxes paid, net	$(2)	$(8)
Interest paid, net of amounts capitalized	(36)	(29)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	176	153

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions except per share amounts)
(Unaudited)

Business and Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as the “Company”) is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory.  In addition, the Company manufactures semiconductor components for CMOS image sensors and other semiconductor products.  The primary products of the Company’s reportable segment, Memory, are DRAM and NAND Flash memory.  The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009, except for changes resulting from the adoption of new accounting standards for convertible debt and noncontrolling interests.  Prior year amounts and balances have been retrospectively adjusted to reflect the adoption of these new accounting standards.  (See “Retrospective Adoption of New Accounting Standards” note.)

In preparation of the accompanying consolidated financial statements, the Company evaluated events and transactions occurring after December 3, 2009 through January 12, 2010.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010 contains 52 weeks and the first quarter of fiscal 2010, which ended on December 3, 2009, contained 13 weeks.  The Company’s fiscal 2009, which ended on September 3, 2009, contained 53 weeks and the first quarter of fiscal 2009 contained 14 weeks.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009.

Recently adopted accounting standards:  In May 2008, the FASB issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion of 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Retrospective Adoption of Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result of the retrospective adoption of the presentation and disclosure requirements, prior financial statement amounts were recast.  (See “Retrospective Adoption of Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  The Company adopted this standard effective as of the beginning of 2010.  The adoption did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued a new accounting standard on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted this standard effective as of the beginning of 2009 for financial assets and financial liabilities.  The Company adopted this standard effective as of the beginning of 2010 for all other assets and liabilities.  The adoptions did not have a significant impact on the Company’s financial statements.

Recently issued accounting standards:  In June 2009, the FASB issued a new accounting standard on variable interest entities which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt this standard as of the beginning of 2011.  The Company is evaluating the impact the adoption of this standard will have on its financial statements.

Supplemental Balance Sheet Information

Receivables	December 3, 2009	September 3, 2009

Trade receivables (net of allowance for doubtful accounts of $5 million and $5 million, respectively)	$884	$591
Related party receivables	53	70
Income and other taxes	62	49
Other	92	88
	$1,091	$798

Related party receivables included $52 million and $69 million due from Aptina Imaging Corporation under a wafer supply agreement as of December 3, 2009 and September 3, 2009, respectively, and $1 million and $1 million, respectively, due from Inotera Memories, Inc. for reimbursement of expenses incurred under a technology transfer agreement.

As of December 3, 2009 and September 3, 2009, other receivables included $51 million and $29 million, respectively, due from Intel Corporation for amounts related to NAND Flash product design and process development activities.

Inventories	December 3, 2009	September 3, 2009

Finished goods	$298	$233
Work in process	629	649
Raw materials and supplies	110	105
	$1,037	$987

The Company’s results of operations for the first quarter of 2009 included a charge of $369 million to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	December 3, 2009		September 3, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$436	$(183)	$439	$(181)
Customer relationships	127	(54)	127	(50)
Other	28	(20)	28	(19)
	$591	$(257)	$594	$(250)

During the first quarter of 2010 and 2009, the Company capitalized $7 million and $12 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $17 million and $22 million for the first quarter of 2010 and 2009, respectively.  Annual amortization expense for intangible assets is estimated to be $67 million for 2010, $63 million for 2011, $55 million for 2012, $50 million for 2013 and $42 million for 2014.

Property, Plant and Equipment	December 3, 2009	September 3, 2009

Land	$96	$96
Buildings	4,471	4,463
Equipment	12,189	11,843
Construction in progress	49	47
Software	272	269
	17,077	16,718
Accumulated depreciation	(10,201)	(9,629)
	$6,876	$7,089

Depreciation expense was $454 million and $569 million for the first quarter of 2010 and 2009, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer manufacturing facility in Singapore that has been idle since it was completed in the first quarter of 2009.  The Company has been recording depreciation expense for the facility since it was completed and its net book value was $617 million as of December 3, 2009.  Utilization of the facility is dependent upon market conditions, including, but not limited to, worldwide market supply of and demand for semiconductor products, availability of financing, agreement between the Company and its joint venture partner and the Company’s operations, cash flows and alternative capacity utilization opportunities.

As of December 3, 2009 and September 3, 2009, the Company had buildings and equipment of $68 million and $81 million, respectively, classified as held for sale assets and included in other noncurrent assets.

Equity Method Investments

The Company has partnered with Nanya Technology Corporation (“Nanya”) in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”), which are accounted for as equity method investments.  The Company also has an equity method investment in Aptina Imaging Corporation (“Aptina”), a CMOS imaging company.

DRAM joint ventures with Nanya:  The Company has a partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company is to receive an aggregate of $207 million from Nanya through 2010.  During the first quarters of 2010 and 2009, the Company recognized $26 million and $28 million, respectively, of license revenue in net sales from this agreement and had recognized $168 million of cumulative license revenue from May 2008 through December 3, 2009.  In addition, the Company may receive royalties in future periods from Nanya for sales of stack DRAM products manufactured by or for Nanya.

The Company has concluded that both Inotera and MeiYa are variable interest entities because of the Inotera and MeiYa supply agreements with the Company and Nanya.  Nanya and the Company are considered related parties under the accounting standards for consolidating variable interest entities.  The Company reviewed several factors to determine whether it is the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to Nanya and the Company, nature of the day-to-day operations and certain other factors.  Based on those factors, the Company determined that Nanya is more closely associated with, and therefore the primary beneficiary of, Inotera and MeiYa.  The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.  The Company recognizes its share of earnings or losses from these entities on a two-month lag.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG.  On August 3, 2009, Inotera sold common shares in a public offering at a price equal to 16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars on August 3, 2009).  As a result of the share issuance, the Company’s interest in Inotera decreased from 35.5% to 29.8% and the Company recognized a gain of $56 million in the first quarter of 2010.  As of December 3, 2009, the ownership of Inotera was held 29.9% by Nanya, 29.8% by the Company and the balance was publicly held.  On December 15, 2009, Inotera’s Board of Directors approved the issuance of 640 million common shares.  The issuance price was set on January 6, 2010 at 22.50 New Taiwan dollars per share ($0.70 U.S. dollars at January 6, 2010).  The Company expects to purchase its allotted portion of the offering, estimated to be approximately 150 million shares.  The actual number of shares purchased by the Company will vary depending on the number of shares purchased by Inotera’s employees and other shareholders.

The proportionate share of Inotera’s shareholders’ equity that the Company acquired in the first quarter of 2009 was higher than the Company’s initial carrying value for Inotera.  This difference is being amortized as a credit to earnings in the Company’s statement of operations through equity in net income (losses) of equity method investees (the “Inotera Amortization”).  The $56 million gain recognized in the first quarter of 2010 on Inotera’s issuance of shares included $33 million of Inotera Amortization.  As of December 3, 2009, $165 million of Inotera Amortization remained to be recognized over a weighted-average period of 4.3 years.

In connection with the acquisition of the shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  In the first quarter of 2010, the Company purchased $168 million of trench DRAM products from Inotera under the Inotera Supply Agreement.

The Company’s results of operations for the first quarter of 2010 include losses of $14 million for the Company’s share of Inotera’s losses.  Because the Company did not acquire its interest in Inotera until October and November of 2008, the Company’s results of operations for the first quarter of 2009 do not include any share of Inotera’s results of operations for the quarterly period ended September 30, 2008.  The losses recorded by the Company in the first quarter of 2010 are net of $13 million of the Inotera Amortization as defined above.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement, and in connection therewith, recognized $5 million and $3 million of revenue in the first quarters of 2010 and 2009, respectively.  As of December 3, 2009, the Company had unrecognized license fee revenue of $8 million related to the technology transfer fee to recognize through the third quarter of 2010.

As of December 3, 2009, the carrying value of the Company’s equity investment in Inotera was $280 million and is included in equity method investments in the accompanying consolidated balance sheet.  During the first quarter of 2010, the Company recorded a gain of $7 million to other comprehensive income (loss) and as of December 3, 2009, had $4 million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets for cumulative translation adjustments on its investment in Inotera.  Based on the closing trading price of Inotera’s shares in an active market on December 3, 2009, the market value of the Company’s shares in Inotera was $744 million.

As of December 3, 2009, the Company’s maximum exposure to loss on its investment in Inotera equaled the $284 million recorded in the Company’s consolidated balance sheet for its investment in Inotera including the $4 million gain in accumulated other comprehensive income (loss).  The Company may also incur losses in connection with its obligations under the Inotera Supply Agreement to purchase up to 50% of Inotera’s wafer production under a long-term pricing arrangement and charges from Inotera for underutilized capacity.

MeiYa: The Company and Nanya formed MeiYa in the fourth quarter of 2008.  In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  In addition, MeiYa has sold substantially all of its assets to Inotera.  As of December 3, 2009, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.  The carrying value of the Company’s equity investment in MeiYa was $43 million and $42 million as of December 3, 2009 and September 3, 2009, respectively, and is included in equity method investments in the accompanying consolidated balance sheets.  In the first quarter of 2010, the Company recorded a gain of $1 million in other comprehensive income and as of December 3, 2009, had $(5) million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet for cumulative translation adjustments on its investment in MeiYa.  The Company’s results of operations for the first quarter of 2010 includes a de minimis amount of income for its share of MeiYa’s results of operations for the three-month period ended September 30, 2009.  The Company’s results of operations for the first quarter of 2009 include losses of $2 million for its share of MeiYa’s results of operations for the three-month period ended September 30, 2008.

As of December 3, 2009, the Company’s maximum exposure to loss on its MeiYa investment equaled the $38 million recorded in the Company’s consolidated balance sheet for its investment in MeiYa, including the $(5) million loss in accumulated other comprehensive income (loss).

Aptina:  In the fourth quarter of 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary of the Company, to Riverwood Capital (“Riverwood”) and TPG Capital (“TPG”).  A portion of the 65% interest held by Riverwood and TPG is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, the Company’s interest represents 64% of Aptina’s common stock, and Riverwood and TPG held 36% of Aptina’s common stock as of December 3, 2009.  Under the equity method, the Company recognizes, on a two-month lag, its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock.  The Company’s results of operations for the first quarter of 2010 included $3 million of losses from Aptina’s results of operations for the three-month period ended October 8, 2009.  As of December 3, 2009 and September 3, 2009, the Company’s investment in Aptina was $43 million and $44 million, respectively.

The Company’s manufactures Imaging products to Aptina under a wafer supply agreement.  In the first quarter of 2010, the Company recognized $108 million of sales and $109 million of cost of goods sold from products sold to Aptina.

Accounts Payable and Accrued Expenses	December 3, 2009	September 3, 2009

Accounts payable	$541	$526
Salaries, wages and benefits	172	147
Related party payables	129	83
Customer advances	90	150
Income and other taxes	40	32
Other	87	99
	$1,059	$1,037

As of December 3, 2009 and September 3, 2009, related party payables consisted of amounts due to Inotera under the Inotera Supply Agreement, including $129 million and $51 million, respectively, for the purchase of trench DRAM products and $32 million for underutilized capacity as of September 3, 2009. (See “Equity Method Investments – DRAM joint ventures with Nanya – Inotera” note.)

As of December 3, 2009 and September 3, 2009, customer advances included $83 million and $142 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) until December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of December 3, 2009 and September 3, 2009, other accounts payable and accrued expenses included $21 million and $24 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

Debt	December 3, 2009	September 3, 2009

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $282 million and $295 million, respectively, due June 2014	$1,018	$1,005
TECH credit facility, effective interest rates of 3.9% and 3.6% , respectively, net of discount of $3 million and $2 million, respectively, due in periodic installments through May 2012	497	548
Capital lease obligations, weighted-average imputed interest rate of 6.7%, due in monthly installments through February 2023	543	559
Convertible senior notes, interest rate of 4.25%, due October 2013	230	230
EDB notes, denominated in Singapore dollars, interest rate of 5.4%, due February 2012	217	208
Mai-Liao Power note, effective imputed interest rate of 12.1%, net of discount of $14 million and $18 million, respectively, due November 2010	186	182
Convertible subordinated notes, interest rate of 5.6%, due April 2010	70	70
Other notes	--	1
	2,761	2,803
Less current portion	(618)	(424)
	$2,143	$2,379

In the first quarter of 2010, the Company adopted the FASB’s new accounting standard for certain convertible debt.  The new standard was applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”) and requires the liability and equity components of the Convertible Notes to be stated separately.  (See “Retrospective Adoption of New Accounting Standards” note.)

The TECH credit facility is collateralized by substantially all of the assets of TECH (approximately $1,502 million as of December 3, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the debt covenants were modified and as of December 3, 2009, TECH was in compliance with the covenants.  In connection with the modification, the Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee is expected to increase to 100% of the outstanding amount borrowed under the facility in April 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of December 3, 2009.

In the first quarter of 2010, the Company recorded $10 million in capital lease obligations with a weighted-average imputed interest rate of 9.2%, payable in periodic installments through February 2011.  As of December 3, 2009, the Company had $42 million of capital lease obligations with covenants that require minimum levels of tangible net worth, cash and investments, and restricted cash of $24 million.  The Company was in compliance with these covenants as of December 3, 2009.

On November 25, 2009, the Company’s note with Nan Ya Plastics was replaced with a note from Mai-Liao Power Corporation, an affiliate of Nan Ya Plastics.  Nan Ya Plastics and Mai-Liao Power Corporation are subsidiaries of Formosa Plastics Corporation.  The note with Mai-Liao Power Corporation has the same terms and remaining maturity as the previous note with Nan Ya Plastics.  The Company’s note with Mai-Liao Power Corporation is collateralized by a first priority security interest in the Inotera shares owned by the Company which had a carrying value of $280 million as of December 3, 2009.  (See “Equity Method Investments” note.)

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

The Company is involved in the following antitrust, patent and securities matters.

Antitrust matters:  On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  Trial is scheduled to begin in January 2010.

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

Three purported class action DRAM lawsuits also have been filed against the Company in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, alleging violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

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

 On December 11, 2009, Ring Technology Enterprises of Texas LLC filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company’s memory products infringe one Ring Technology U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

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

Retrospective Adoption of New Accounting Standards

Effective at the beginning of 2010, the Company adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  Reported amounts prior to 2010 in this 10-Q have been recast for the retrospective adoption of these standards, and the impact the new standards is summarized below.

Noncontrolling interests in subsidiaries:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and  (2) included in net income in the statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of the Convertible Notes to be stated separately.  The liability component recognized at the issuance of the Convertible Notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance was allocated to equity.  In connection therewith, at the May 2007 issuance of the Convertible Notes there was a $402 million decrease in debt, a $394 million increase in additional capital, and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  The fair value of the liability was determined using a interest rate for similar nonconvertible debt issued as of the original May 2007 issuance date by entities with credit ratings comparable to the Company’s credit rating at the time of issuance.  In subsequent periods, the liability component recognized at issuance is increased to the principal amount of the Convertible Notes through the amortization of interest costs. Through 2009, $107 million of interest was amortized.  Information related to equity and debt components is as follows:

As of	December 3, 2009	September 3, 2009

Carrying amount of the equity component	$394	$394
Principal amount of the Convertible Notes	1,300	1,300
Unamortized discount	282	295
Net carrying amount of the Convertible Notes	1,018	1,005

The unamortized discount as of December 3, 2009, will be recognized as interest expense over approximately 4.5 years through June 2014, the maturity date of the Convertible Notes.

Information related to interest rates and expenses is as follows:

	Quarter Ended
	December 3, 2009	December 4, 2008

Effective interest rate	7.9%	7.9%
Interest costs related to contractual interest coupon	6	7
Interest costs related to amortization of discount and issuance costs	13	13

Effect of retrospective adoption of new accounting standards on financial statements:  The following tables set forth the financial statement line items affected by retrospective application of the new accounting standards for noncontrolling interests and certain convertible debt as of and for the periods indicated:

	Consolidated Statement of Operations
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Year ended September 3, 2009:
Cost of goods sold	$5,242	$--	$1	$5,243
Interest expense	(135)	--	(47)	(182)
Income tax (provision)	(2)	--	1	(1)
Net loss	(1,835)	(111)	(47)	(1,993)
Net loss attributable to Micron	--	(1,835)	(47)	(1,882)
Net loss per share:
Basic and diluted	(2.29)	--	(0.06)	(2.35)

Year ended August 28, 2008:
Interest expense	$(82)	$--	$(36)	$(118)
Net loss	(1,619)	(10)	(36)	(1,665)
Net loss attributable to Micron	--	(1,619)	(36)	(1,655)
Net loss per share:
Basic and diluted	(2.10)	--	(0.04)	(2.14)

Quarter ended December 4, 2008:
Interest expense	$(30)	$--	$(11)	$(41)
Other non-operating income (expense), net	(9)	--	(1)	(10)
Net loss	(706)	(13)	(12)	(731)
Net loss attributable to Micron	--	(706)	(12)	(718)
Net loss per share:
Basic and diluted	(0.91)	--	(0.02)	(0.93)

	Consolidated Balance Sheet
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
As of September 3, 2009		Noncontrolling Interests	Convertible Debt

Assets
Property, plant and equipment, net	$7,081	$--	$8	$7,089
Other assets	371	--	(4)	367
Total assets	11,455	--	4	11,459

Liabilities and equity
Long-term debt	$2,674	$--	$(295)	$2,379
Total liabilities	4,815	--	(295)	4,520

Micron shareholders’ equity
Additional capital	6,863	--	394	7,257
Accumulated deficit	(2,291)	--	(94)	(2,385)
Accumulated other comprehensive (loss)	(3)	--	(1)	(4)
Total equity of Micron shareholders	--	4,654	299	4,953
Total equity	4,654	1,986	299	6,939
Total liabilities and equity	11,455	--	4	11,459

	Consolidated Statement of Cash Flows
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Year ended September 3, 2009:
Cash flows from operating activities
Net loss	$(1,835)	$(111)	$(47)	$(1,993)
Depreciation and amortization	2,139	--	47	2,186
Noncontrolling interests in net income (loss)	(111)	111	--	--

Year ended August 28, 2008:
Cash flows from operating activities
Net loss	$(1,619)	$(10)	$(36)	$(1,665)
Depreciation and amortization	2,060	--	36	2,096
Noncontrolling interests in net income (loss)	(10)	10	--	--

Quarter ended December 4, 2008:
Cash flows from operating activities
Net loss	$(706)	$(13)	$(12)	$(731)
Depreciation and amortization	594	--	11	605
Other (reflects current period classification)	12	13	1	26

Derivative Financial Instruments

The Company is exposed to currency exchange rate risk for the monetary assets and liabilities held in foreign currencies, primarily the Singapore dollar, euro and yen.  The Company uses derivative instruments to manage exposures to foreign currency.  The Company’s primary objective in holding these derivatives is to reduce the volatility of earnings associated with changes in foreign currency.  The Company’s derivatives consist primarily of forward contracts that reduce the effects on earnings attributable to Micron shareholders as a result of changes in foreign exchange rates.  The Company utilizes a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  The currency forward contracts are not designated for hedge accounting.  At the end of each reporting period, the Company’s monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. Dollars and the associated outstanding forward contracts are marked-to-market.  Fair value is determined using quoted prices of forward contracts traded in an active market (Level 1).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).

The Company’s derivatives expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across multiple major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Total gross notional amounts and fair values for currency forward contracts outstanding as of December 3, 2009, presented by currency, were as follows:

Currency	Notional Amount Outstanding (in U.S. Dollars)	Balance Sheet Location	Fair Value of Asset (Liability)

Singapore dollar	$297	Receivables	$0
Euro	216	Accounts payable and accrued expenses	(0)
Yen	85	Accounts payable and accrued expenses	(1)
	$598		$(1)

For the first quarter of 2010, the Company recognized a gain of $9 million in other operating income (expense) on currency forward contracts.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of September 3, 2009 and December 3, 2009 were as follows:

	As of December 3, 2009				As of September 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$1,388	$--	$--	$1,388	$1,184	$--	$--	$1,184
Certificates of deposit(2)	--	173	--	173	--	217	--	217
Marketable equity investments(3)	16	--	--	16	15	--	--	15
Fixed assets held for sale(3)(4)	--	--	68	68	--	--	--	--
	$1,404	$173	$68	$1,645	$1,199	$217	$--	$1,416

(1)Included in cash and equivalents
(2)$113 million and $60 million included in cash and equivalents and other noncurrent assets, respectively, as of December 3, 2009 and $187 million and $30 million, respectively, as of September 3, 2009

(3)Included in other noncurrent assets
(4) The Company adopted the accounting standard for fair value measurements of nonfinancial assets and nonfinancial liabilities at the beginning of 2010.

Level 2 assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs.  During the first quarter of 2009, the Company recognized impairment charges of $7 million for other-than-temporary declines in the value of marketable equity instruments.

The Company determined the fair values of fixed assets held for sale using inputs obtained from equipment dealers utilizing significant judgments regarding the remaining useful life and configuration of these assets (Level 3).  Losses recognized in the first quarter of 2010 due to fair value measurements using Level 3 inputs were not material.

As of December 3, 2009, the estimated fair value of the Company’s convertible debt instruments was $1,624 million compared to their carrying value of $1,318 million in debt (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  As of September 3, 2009, the estimated fair value of the Company’s convertible debt instruments was $1,410 million compared to their carrying value of $1,305 million in debt (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  The fair value of the convertible debt instruments is based on quoted market prices in active markets (Level 1).  As of December 3, 2009 and September 3, 2009, the fair value of the Company’s other long-term debt instruments was $1,424 million and $1,458 million, respectively, as compared to their carrying value of $1,443 million and $1,498 million, respectively.  The fair value of the Company’s other long-term debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issues from parties with similar credit ratings as the Company (Level 2).

Amounts reported as cash and equivalents, short-term investments, receivables, other assets, and accounts payable and accrued expenses approximate their fair values.

Fair value measurements on a nonrecurring basis: In the first quarter of 2010, the Company determined the fair value of the liability component of its Convertible Notes using a market interest rate for similar nonconvertible debt issued as of the original issuance date by entities with credit ratings comparable to the Company’s (Level 2).  The fair value of the liability component was retrospectively applied as of the inception date of the Convertible Notes.  (See “Adoption of Retrospective Accounting Guidance” note.)

Equity Plans

As of December 3, 2009, under its equity plans, the Company had an aggregate of 183.1 million shares of its common stock reserved for issuance for stock and restricted stock awards, of which 131.2 million shares were subject to outstanding awards and 51.9 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 14.1 million and 6.8 million stock options during the first quarters of 2010 and 2009, respectively, with weighted-average grant-date fair values per share of $4.02 and $2.31, respectively.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized by the Company were based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected lives of options granted in and subsequent to 2009 were based, in part, on historical experience and on the terms and conditions of the options.  The expected lives of options granted prior to 2009 were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized by the Company were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in the Company’s estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended
	December 3, 2009	December 4, 2008

Average expected life in years	5.10	4.75
Weighted-average expected volatility	61%	60%
Weighted-average risk-free interest rate	2.3%	2.6%

Restricted stock and restricted stock units (“Restricted Stock Awards”):  As of December 3, 2009, there were 10.4 million shares of Restricted Stock Awards outstanding, of which 4.2 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain Company-wide performance goals, whose achievement was deemed probable as of December 3, 2009.

During the first quarter of 2010, the Company granted 1.8 million and 1.1 million shares of service-based and performance-based Restricted Awards, respectively.  During the first quarter of 2009, the Company granted 1.7 million  shares of service-based Restricted Awards and 1.7 million shares of performance-based Restricted Awards.  The weighted-average grant-date fair values per share were $7.51 and $4.48 for Restricted Awards granted during the first quarters of 2010 and 2009, respectively.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended
	December 3, 2009	December 4, 2008

Stock-based compensation expense by caption:
Cost of goods sold	$7	$4
Selling, general and administrative	19	2
Research and development	5	3
	$31	$9

Stock-based compensation expense by type of award:
Stock options	$8	$7
Restricted stock	23	2
	$31	$9

During the first quarter of 2010, the Company determined that certain performance-based restricted stock that previously has not been expensed, met the probability threshold for expense recognition due to improved operating results.  As of December 3, 2009, $140 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2014, resulting in a weighted-average period of 1.4 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated a restructure plan in 2009 primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility.  Also, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  The Company does not expect to incur any additional material restructure charges related to the plan initiated in 2009.  The following table summarizes restructure charges (credits) resulting from the Company’s restructure activities:

	Quarter Ended
	December 3, 2009	December 4, 2008

(Gain) write-down of equipment	$(4)	$56
Severance and other termination benefits	1	22
Gain from termination of NAND Flash supply agreement	--	(144)
Other	2	--
	$(1)	$(66)

During the first quarter of 2010, the Company made cash payments of $5 million for severance and related termination benefits, and costs to decommission production facilities.  As of December 3, 2009 and September 3, 2009, $3 million and $5 million, respectively, of restructure costs, primarily related to severance and other termination benefits, remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter Ended
	December 3, 2009	December 4, 2008

Losses from changes in currency exchange rates	$21	$3
(Gain) loss on disposals of property, plant and equipment	(2)	14
Other	(10)	(8)
	$9	$9

Income Taxes

Income taxes for the first quarters of 2010 and 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in the first quarters of 2010 and 2009 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 99.8 million and 219.1 million for the first quarters of 2010 and 2009, respectively.

	Quarter ended
	December 3, 2009	December 4, 2008

Net income (loss) available to Micron’s shareholders - Basic	$204	$(718)
Net effect of assumed conversion of debt	23	--
Net income (loss) available to Micron’s shareholders - Diluted	$227	$(718)

Weighted-average common shares outstanding - Basic	846.3	773.3
Net effect of dilutive stock options and assumed conversion of debt	154.4	--
Weighted-average common shares outstanding - Diluted	1,000.7	773.3

Earnings (loss) per share:
Basic	$0.24	$(0.93)
Diluted	0.23	(0.93)

Comprehensive Income (Loss)

Comprehensive income and comprehensive income attributable to Micron for the first quarter of 2010 was $210 million and $212 million, respectively, and each included, net of tax, $8 million of unrealized gains from the change in cumulative translation adjustments for the Company’s equity method investments.  Comprehensive loss and comprehensive loss attributable to Micron for the first quarter of 2009 was $(727) million and $(714) million, respectively, and each included $4 million of unrealized gains on investments, net of tax.

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore, LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, with the Company and Intel initially appointing an equal number of managers to each of the boards.  The number of managers appointed by each party adjusts depending on the parties’ ownership interests.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  At inception and through December 3, 2009, the Company owned 51% and Intel owned 49% of IM Flash.

IM Flash is a variable interest entity because all costs of IM Flash are passed to the Company and Intel through product purchase agreements.  IM Flash is dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are also considered related parties under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is more closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel, and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is more closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.

IM Flash manufactures NAND Flash memory products using designs developed by the Company and Intel.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $26 million and $32 million for the first quarters in 2010 and 2009, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $193 million and $318 million for the first quarters of 2010 and 2009, respectively.  As of December 3, 2009 and September 3, 2009, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $126 million and $95 million, respectively.  In addition, as of December 3, 2009 and September 3, 2009, the Company had receivables from Intel of $51 million and $29 million, respectively, related to NAND Flash product design and process development activities.  As of September 3, 2009, IM Flash had payables to Intel of $3 million for various services.

In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility.

IM Flash distributed $88 million and $145 million to Intel in the first quarters of 2010 and 2009, respectively, and $91 million and $151 million to the Company in the first quarters of 2010 and 2009, respectively.  The Company’s ability to access IM Flash’s cash and marketable investment securities ($88 million as of December 3, 2009) to finance the Company’s other operations is subject to agreement by the joint venture partners.

Total IM Flash assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	December 3, 2009	September 3, 2009

Assets
Cash and equivalents	$88	$114
Receivables	141	111
Inventories	148	161
Other current assets	6	8
Total current assets	383	394
Property, plant and equipment, net	3,201	3,377
Other assets	58	63
Total assets	$3,642	$3,834

Liabilities
Accounts payable and accrued expenses	$75	$93
Deferred income	136	137
Equipment purchase contracts	2	1
Current portion of long-term debt	6	6
Total current liabilities	219	237
Long-term debt	66	66
Other liabilities	3	4
Total liabilities	$288	$307

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

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through December 3, 2009, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of December 3, 2009, deferred income and other noncurrent liabilities included an aggregate of $46 million related to this agreement.  MP Mask made distributions to both the Company and Photronics of $5 million each in the first quarter of 2009.

MP Mask is a variable interest entity because all costs of MP Mask are passed on to the Company and Photronics through  product purchase agreements and MP Mask is dependent upon the Company and Photronics for any additional cash requirements.  The Company and Photronics are also considered related parties under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of MP Mask is the entity that is more closely associated with MP Mask.  The Company considered several factors to determine whether it or Photronics is more closely associated with the joint venture.  The most important factor was the nature of the joint venture’s operations relative to the Company and Photronics.  Based on those factors, the Company determined that it is more closely associated with the joint venture and therefore is the primary beneficiary.  Accordingly, the financial results of MP Mask are included in the Company’s consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.

Total MP Mask assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	December 3, 2009	September 3, 2009

Current assets	$27	$25
Noncurrent assets (primarily property, plant and equipment)	90	97
Current liabilities	5	8

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other assets of the Company.

Since the third quarter of 2009, the Company has leased to Photronics a facility to produce photomasks.  In the first quarter of 2010, the Company received $1 million in lease payments from Photronics.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company (“HP”).  The financial results of TECH are included in the Company’s consolidated financial statements and all amounts pertaining to Canon Inc. and HP are reported as noncontrolling interests in subsidiaries.  As of December 3, 2009, the Company holds an approximate 85% interest in TECH.

The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

TECH’s cash and marketable investment securities ($73 million as of December 3, 2009) are not anticipated to be available to pay dividends of the Company or finance its other operations.  As of December 3, 2009, TECH had $497 million outstanding under a credit facility which is collateralized by substantially all of the assets of TECH (carrying value of approximately $1,502 million as of December 3, 2009) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the debt covenants were modified and as of December 3, 2009, TECH was in compliance with the covenants.  In connection with the modification, the Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee is expected to increase to 100% of the outstanding amount borrowed under the facility in April 2010.  (See “Debt” note.)

Segment Information

The primary products of the Company’s Memory segment are DRAM and NAND Flash memory.  In 2009, the Company had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the Company’s All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of the Company’s microdisplay and other operations.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.

	Quarter ended
	December 3, 2009	December 4, 2008

Net sales:
Memory	$1,623	$1,222
All Other	117	180
Total consolidated net sales	$1,740	$1,402

Operating income (loss):
Memory	$213	$(675)
All Other	(12)	3
Total consolidated operating income (loss)	$201	$(672)

Certain Concentrations

Sales to HP, Intel and Apple were 12%, 12% and 11%, respectively, of the Company’s net sales in the first quarter of 2010, and sales to Intel were 25% in the first quarter of 2009.  These sales were included in the Memory segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Results of Operations” regarding the future composition of the Company’s reportable segments; in “Gross Margin” regarding future charges for inventory write-down; in “Selling, General and Administrative” regarding future legal expenses; in “Stock-based Compensation” regarding future costs to be recognized; in “Liquidity and Capital Resources” regarding capital spending in 2010, increases in the percentage of TECH’s credit facility guaranteed by the Company, future distributions from IM Flash to Intel, future capital contributions to TECH and future  purchases of Inotera shares; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.   The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 3, 2009.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010, which ends on September 2, 2010, contains 53 weeks.  All tabular dollar amounts are in millions.  All production data includes production of the Company and its consolidated joint ventures and the Company’s supply from Inotera.

Overview

The Company is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory.  In addition, the Company manufactures semiconductor components for CMOS image sensors and other semiconductor products.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of its diversified portfolio of semiconductor products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development investments.

The Company has made significant investments to develop the proprietary product and process technology that is implemented in its worldwide manufacturing facilities and through its joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line-width process technology and innovative array architecture.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density.  To leverage its significant investments in research and development, the Company has formed various strategic joint ventures under which the costs of developing memory product and process technologies are shared with its joint venture partners.  In addition, from time to time, the Company has also sold and/or licensed technology to other parties.  The Company continues to pursue additional opportunities to recover its investment in intellectual property through partnering and other arrangements.

In the second half of calendar 2009, the semiconductor memory industry experienced improving conditions following a severe prolonged downturn that resulted from a significant oversupply of products and challenging global economic conditions.  Average selling prices per gigabit for the Company’s DRAM and NAND Flash products increased 21% and 5%, respectively, for the first quarter of 2010 as compared to the fourth quarter of 2009.  The Company reported net income attributable to Micron of $204 million for the first quarter of 2010.  The Company recognized net losses attributable to Micron of $1.9 billion for 2009, $1.7 billion for 2008 and $331 million for 2007.

Retrospective Adoption of New Accounting Standards: Effective at the beginning of 2010, the Company adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  The impact of the retrospective adoption of the new accounting standards is summarized below.

Noncontrolling interests:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and (2) included in net income in the statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of the Convertible Notes to be stated separately.  The liability component recognized at the issuance of the Convertible Notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance was allocated to equity.  In connection therewith, at the May 2007 issuance of the Convertible Notes there was a $402 million decrease in debt, a $394 million increase in additional capital, and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  In subsequent periods, the liability component recognized at issuance is increased to the principal amount of the Convertible Notes through the amortization of interest costs. Through 2009, $107 million of interest was amortized.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Retrospective Adoption of New Accounting Standards.”)

Results of Operations

	First Quarter				Fourth Quarter
	2010	% of net sales	2009	% of net sales	2009	% of net sales
Net sales:
Memory	$1,623	93%	$1,222	87%	$1,179	91%
All Other	117	7%	180	13%	123	9%
	$1,740	100%	$1,402	100%	$1,302	100%

Gross margin:
Memory	$442	27%	$(502)	(41)%	$145	12%
All Other	1	1%	53	29%	24	20%
	$443	25%	$(449)	(32)%	$169	13%

Selling, general and administrative	$97	6%	$102	7%	$82	6%
Research and development	137	8%	178	13%	139	11%
Restructure	(1)	(0)%	(66)	(5)%	12	1%
Other operating (income) expense, net	9	1%	9	1%	(15)	(1)%
Equity in net losses of equity method investees	(17)	(1)%	(5)	(0)%	(34)	(3)%
Net income (loss) attributable to Micron	204	12%	(718)	(51)%	(100)	(8)%

The Company’s first quarter of 2010, which ended December 3, 2009, contained 13 weeks as compared to 13 weeks for the fourth quarter of 2009 and 14 weeks for the first quarter of 2009.

In 2009, the Company had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the Company’s All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of the Company’s microdisplay and other operations.

Net Sales

Memory sales for the first quarter of 2010 increased 38% from the fourth quarter of 2009 primarily due to a 50% increase in sales of DRAM products and a 21% increase in sales of NAND Flash products.

In response to adverse market conditions, the Company shut down production of NAND for IM Flash at the Company’s Boise fabrication facility beginning in the second quarter of 2009 and phased out the remainder of its 200mm DRAM production at the Boise fabrication facility in the second half of 2009.  The Company will adjust utilization of 200mm wafer processing capacity as product demand varies.

Sales of DRAM products for the first quarter of 2010 increased from the fourth quarter of 2009 primarily due to a 25% increase in gigabits sold and a 21% increase in average selling prices.  Gigabit production of DRAM products increased 30% for the first quarter of 2010 from the fourth quarter of 2009 primarily due to additional supply received from the Company’s Inotera joint venture, which ramped production of previously idle capacity.  The Company’s DRAM production also increased as a result of efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  Sales of DDR2 and DDR3 DRAM, the Company’s highest volume products, were 45% of the Company’s total net sales for the first quarter of 2010, 36% of total net sales for the fourth quarter of 2009 and 25% of net sales for the first quarter of 2009.  The increase in DDR2 and DD3 DRAM sales in the first quarter of 2010 was primarily attributable to higher increases in average selling prices relative to the Company’s other products and the increased supply from Inotera.

The Company sells NAND Flash products in three principal channels:  (1) to Intel Corporation (“Intel”) through its IM Flash consolidated joint venture at long-term negotiated prices approximating cost, (2) to original equipment manufacturers (“OEM’s”) and other resellers and (3) to retail customers.  Aggregate sales of NAND Flash products for the first quarter of 2010 increased 21% from the fourth quarter of 2009 and represented  33% of the Company’s total net sales for the first quarter of 2010, 36% of total net sales for the fourth quarter of 2009 and 38% of net sales for the first quarter of 2009.

Sales through IM Flash to Intel were $193 million for the first quarter of 2010, $156 million for the fourth quarter of 2009 and $318 million for the first quarter of 2009.  For the first quarter of 2010, average selling prices for IM Flash sales to Intel decreased slightly due to reductions in costs per gigabit.  However, gigabit sales to Intel were 27% higher in the first quarter of 2010 as compared to the fourth quarter of 2009 primarily due to a 30% increase in gigabit production of NAND Flash products over the same period as a result of the Company’s continued transition to higher density NAND Flash products and other improvements in product and process technologies.

Aggregate sales of NAND Flash products to the Company’s OEM, reseller and retail customers were 20% higher for the first quarter of 2010 as compared to the fourth quarter of 2009 primarily due to a 14% increase in average selling prices and a 5% increase in gigabit sales.  Average selling prices to the Company’s OEM and reseller customers for the first quarter of 2010 increased 17% compared to the fourth quarter of 2009, while average selling prices of the Company’s Lexar brand, directed primarily at the retail market, decreased 1% for the first quarter of 2010 compared to the fourth quarter of 2009.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company’s Memory segment recognized royalty and license revenue of $35 million in the first quarter of 2010, $34 million in the fourth quarter of 2009 and $36 million in the first quarter of 2009.

Memory sales for the first quarter of 2010 increased 33% from the first quarter of 2009 primarily due to a 54% increase in sales of DRAM products and a 6% increase in sales of NAND Flash products.  Sales of DRAM products for the first quarter of 2010 increased from the first quarter of 2009 primarily due to a 74% increase in gigabits sold partially offset by a 10% decline in average selling prices.  The decline in average selling prices on sales of DRAM products was primarily attributable to a shift in product mix to a higher proportion of DDR2 and DDR3 DRAM products that realize significantly lower average selling prices per gigabit than sales of specialty DRAM products.  Gigabit production of DRAM products increased approximately 67% for the first quarter of 2010 despite the shutdown of the Boise fabrication facility in the second half of 2009, primarily due to additional supply received from the Company’s Inotera joint venture and production efficiencies from improvements in product and process technologies.  Sales of NAND Flash products for the first quarter of 2009 increased 6% from the first quarter of 2009 primarily due to an increase of 57% in gigabits sold as a result of production increases partially offset by a decline of 32% in average selling prices per gigabit.  Gigabit production of NAND Flash products increased 85% for the first quarter of 2010 as compared to the first quarter of 2009, primarily due to transitions to higher density, advanced geometry devices.

Gross Margin

The Company’s gross margin percentage for Memory products for the first quarter of 2010 improved to 27% from 12% for the fourth quarter of 2009 primarily due to improvements in the gross margins for both DRAM and NAND Flash products.  Gross margins for Memory products in the first quarter of 2010 were positively affected by significant improvements in average selling prices as well as cost reductions for both DRAM and NAND Flash products.

The Company’s gross margins are impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent reporting periods are higher than they otherwise would be.  The impact of inventory write-downs on gross margins for all periods reflects inventory write-downs less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on Memory gross margins by period were as follows:

	First Quarter		Fourth Quarter
	2010	2009	2009
	(amounts in millions)

Inventory write-downs	$--	$(369)	$--
Estimated effect of previous inventory write-downs	22	157	91
Net effect of inventory write-downs	$22	$(212)	$91

In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Improvements in gross margins on sales of DRAM products for the first quarter of 2010 as compared to the fourth quarter of 2009 were primarily due to the 21% increase in average selling prices and a 7% reduction in costs per gigabit.  The reduction in DRAM costs per gigabit was primarily due to production efficiencies and to the elimination of Inotera underutilized capacity charges as Inotera ramped production.  DRAM production costs for the fourth quarter of 2009 were adversely impacted by $30 million of underutilized capacity costs from Inotera.

The Company’s gross margin on sales of NAND Flash products for the first quarter of 2010 improved from the fourth quarter of 2009 primarily due to the 5% increase in overall average selling prices per gigabit and a 2% reduction in costs per gigabit.  The reduction in NAND Flash costs per gigabit was primarily due to lower manufacturing costs as a result of increased production of higher-density, advanced-geometry devices, in particular from the Company’s transition to 34nm process technology.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.

The Company’s gross margin percentage for Memory products improved to 27% for the first quarter of 2010 from negative 41% for the first quarter of 2009 primarily due to significant cost reductions and the net effects of inventory write-downs.  The Company’s gross margin on sales of DRAM products for the first quarter of 2010 improved from the first quarter of 2009, primarily due to a reduction in costs per gigabit partially offset by the decline in average selling prices per gigabit.  The Company’s gross margin on sales of NAND Flash products for the first quarter of 2010 improved from the first quarter of 2009 primarily due to a 62% reduction in costs per gigabit partially offset by the 32% decline in average selling prices per gigabit.  Cost reductions in the first quarter of 2010 primarily reflect lower manufacturing costs.

The Company’s gross margin percentage for All Other segments declined in the first quarter of 2010 from the fourth and first quarters of 2009 primarily due to the conversion of Imaging operations to a wafer foundry manufacturing model in connection with the Company’s sale of a 65% interest in Aptina Imaging Corporation (“Aptina”), previously a wholly-owned subsidiary of the Company, on July 10, 2009.  Under the wafer foundry model, the Company sells all of its output of Imaging products to Aptina under a wafer supply agreement with pricing terms that generally result in lower gross margins than historically realized by the Company on sales of Imaging products to end customers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2010 increased 18% from the fourth quarter of 2009, primarily due to higher payroll expenses resulting from the accrual of incentive-based compensation costs as a result of improved operating results.  SG&A expenses for the first quarter of 2010 decreased 5% from the first quarter of 2009 primarily due to lower Imaging SG&A costs as a result of the sale of 65% interest in Aptina in the fourth quarter of 2009 and one less week in the first quarter of 2010, partially offset by higher payroll expenses resulting from the accrual of incentive-based compensation costs.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of legal matters that progress to trial.

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

R&D expenses for the first quarter of 2010 were relatively unchanged from the fourth quarter of 2009 as lower Imaging R&D costs resulting from the sale of a 65% interest in Aptina in the fourth quarter of 2009 were offset by higher payroll expenses resulting from the accrual of incentive-based compensation costs.  R&D expenses were reduced by $26 million in the first quarter of 2010, $24 million in the fourth quarter of 2009 and $32 million in the first quarter of 2009 for amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses for the first quarter of 2010 decreased 23% from the first quarter of 2009 primarily due to the sale of a 65% interest in Aptina in the fourth quarter of 2009.

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

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	First Quarter		Fourth Quarter
	2010	2009	2009

Losses from changes in currency exchange rates	$21	$3	$5
(Gain) loss on disposals of property, plant and equipment	(2)	14	(1)
Loss (credit) on Aptina spinoff	--	--	(12)
Other	(10)	(8)	(7)
	$9	$9	$(15)

Interest Income/Expense

As a result of the adoption of a new accounting standard for certain convertible debt, the Company modified its accounting for its 1.875% Convertible Senior notes.  The Company retrospectively allocated the $1.3 billion aggregate principal amount outstanding at inception between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through June 2014, the maturity date of the Senior Notes, with the amortization recorded as additional non-cash interest expense.  As a result, the Company incurred additional non-cash interest expense of $13 million in the first quarter of 2010, $12 million in the fourth quarter of 2009, and $11 million in the first quarter of 2009.  Interest expense for the first quarter of 2010, fourth quarter of 2009 and first quarter of 2009, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $20 million, $20 million and $15 million, respectively.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Retrospective Adoption of New Accounting Standards.”)

Other non-operating income (expense), net

On August 3, 2009, Inotera sold common shares in a public offering at a price equal to 16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars on August 3, 2009).  As a result of the issuance, the Company’s interest in Inotera decreased from 35.5% to 29.8% and the Company recognized a gain of $56 million in the first quarter of 2010 (including $33 million of Inotera Amortization).  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – Inotera.”)

Income Taxes

Income taxes for the first quarter of 2010, fourth quarter of 2009 and first quarter of 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The benefit for taxes on U.S. operations in the first quarter of 2010, fourth quarter of 2009 and first quarter of 2009 was substantially offset by changes in the valuation allowance.

Equity in Net Losses of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa.  Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses on a two-month lag.  The Company recognized losses from these equity method investments of $14 million for the first quarter of 2010, $34 million for the fourth quarter of 2009 and $5 million for the first quarter of 2009.

As a result of its sale of a 65% interest in its Aptina subsidiary on July 10, 2009, the Company’s investment in Aptina is accounted for as an equity method investment.  The Company’s shares in Aptina constitute 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Under the equity method, the Company recognizes its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag.  The Company recognized a loss of $3 million in the first quarter of 2010 for its investment in Aptina.

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

Stock-based Compensation

Total compensation cost for the Company’s equity plans for the first quarter of 2010, fourth quarter of 2009 and first quarter of 2009 was $31 million, $10 million and $9 million, respectively.  Stock-based compensation expenses for the first quarter of 2010 increased from prior quarters primarily due to the accrual of performance-based stock compensation costs as a result of improved operating results.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.  As of December 3, 2009, $140 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the first quarter of 2014.

Liquidity and Capital Resources

As of December 3, 2009, the Company had cash and equivalents and short-term investments totaling $1,565 million compared to $1,485 million as of September 3, 2009.  The balance as of December 3, 2009, included $88 million held at the Company’s IM Flash joint ventures and $73 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by the joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

The Company’s liquidity is highly dependent on average selling prices for its products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, the Company’s cash flows from operations and current holdings of cash and investments may not be adequate to meet its needs for capital expenditures and operations.  Historically, the Company has used external sources of financing to fund these needs.  Due to conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to the Company.

Operating activities:  Net cash provided by operating activities was $326 million for the first quarter of 2010 which reflected approximately $679 million generated from the production and sales of the Company’s products partially offset by an increase in working capital of approximately $353 million.  The increase in working capital was primarily due to a $324 million increase in receivables due to the higher level of sales and in an increase in the proportion of sales to original equipment manufacturers who generally have longer payment terms than other customers.

Investing activities:  Net cash used for investing activities was $25 million in the first quarter of 2010, which included cash expenditures of $62 million for property, plant and equipment.  A significant portion of the capital expenditures related to IM Flash and TECH operations.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects that capital spending will be approximately $750 million to $850 million for 2010.  As of December 3, 2009, the Company had commitments of approximately $300 million for the acquisition of property, plant and equipment, most of which is expected to be paid within one year.

Financing activities:  Net cash used for financing activities was $221 million in the first quarter of 2010, which includes $88 million of distributions to joint venture partners and $49 million in payments on equipment purchase contracts.  Net cash used for financing activities also includes payments to reduce debt, net of proceeds received, of $80 million.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

TECH’s credit facility contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the debt covenants for TECH’s credit facility were modified and as of December 3, 2009, TECH was in compliance with the covenants.  In connection with the modification, the Company has guaranteed approximately 85% of the outstanding amount borrowed under TECH’s credit facility and the Company’s guarantee is expected to increase to 100% of the outstanding amount borrowed under the facility in April 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of December 3, 2009.

Joint ventures:  In the first quarter of 2010, IM Flash distributed $88 million to Intel and the Company expects that it will make additional distributions to Intel in 2010.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.

The Company made $258 million of capital contribution to TECH in 2009 and expects to make additional capital contributions to TECH in 2010.  The timing and amount of these contributions is subject to market conditions.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

On December 15, 2009, Inotera’s Board of Directors approved the issuance of 640 million common shares.  The issuance price was set on January 6, 2010 at 22.50 New Taiwan dollars per share ($0.70 U.S. dollars at January 6, 2010).  The Company expects to purchase its allotted portion of the offering, estimated to be approximately 150 million shares.  The actual number of shares purchased by the Company will vary depending on the number of shares purchased by Inotera’s employees and other shareholders.

Contractual obligations:  As of December 3, 2009, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2010	2011	2012	2013	2014	2015 and thereafter
	(amounts in millions)
Notes payable1	$2,718	$261	$452	$412	$34	$1,559	$--
Capital lease obligations1	628	151	282	52	21	21	101
Operating leases	71	14	15	11	11	7	13

1 Includes interest

Recently Adopted Accounting Standards

In May 2008, the FASB issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost will be recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion of 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Retrospective Adoption of Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result of the retrospective adoption of the presentation and disclosure requirements, prior financial statement amounts were recast.  (See “Retrospective Adoption of Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  The Company adopted this standard effective as of the beginning of 2010.  The adoption did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued a new accounting standard on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The Company adopted this standard effective as of the beginning of 2009 for financial assets and financial liabilities.  The Company adopted this standard effective as of the beginning of 2010 for all other assets and liabilities.  The adoptions did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard on variable interest entities which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  The Company is required to adopt this standard as of the beginning of 2011.  The Company is evaluating the impact the adoption of this standard will have on its financial statements.

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008, to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $86 million at December 3, 2009.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventories have been categorized as Memory, Imaging and Microdisplay products.  The major characteristics the Company considers in determining inventory categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology developed by the Company are capitalized and amortized on a straight-line basis over periods currently ranging up to 10 years.  The Company capitalizes a portion of costs incurred based on its analysis of historical and projected patents issued as a percent of patents filed.  Capitalized product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term or (3) the term of the technology agreement.

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

Stock-based compensation:  Compensation cost for stock-based compensation is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  For stock-based compensation awards with graded vesting that were granted after 2005, the Company recognizes compensation expense using the straight-line amortization method.  For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved.  The Company utilizes forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 3, 2009, $2,072 million of the Company’s $2,761 million of debt was at fixed interest rates.  As a result, the fair value of the Company’s debt instruments fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt instruments was $3,048 million as of December 3, 2009 and was $2,868 million as of September 3, 2009.  The Company estimates that as of December 3, 2009, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt instruments by approximately $61 million.  As of December 3, 2009, $689 million of the Company’s debt instruments had variable interest rates and an increase of 1% would increase annual interest expense by approximately $7 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held cash and other assets in foreign currencies valued at an aggregate of U.S. $246 million as of December 3, 2009 and U.S. $229 million as of September 3, 2009.  The Company also had foreign currency liabilities valued at an aggregate of U.S. $843 million as of December 3, 2009, and U.S. $742 million as of September 3, 2009.  Significant components of the Company’s assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	December 3, 2009			September 3, 2009
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(in millions)

Deferred tax assets	$--	$119	$4	$--	$115	$4
Other assets	25	33	33	25	17	40
Accounts payable and accrued expenses	(59)	(150)	(176)	(68)	(141)	(99)
Debt	(299)	(26)	(4)	(289)	(25)	(4)
Other liabilities	(10)	(60)	(43)	(8)	(55)	(41)
Net assets (liabilities)	$(343)	$(84)	$(186)	$(340)	$(89)	$(100)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of December 3, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar, U.S. $2 million for euro and U.S. $1 million for the yen.  During the first quarter of 2010, the Company began using derivative instruments to hedge its foreign currency exchange rate risk.  (See Item 1. Financial Statements - “Derivative Financial Instruments” note.)

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  Trial is scheduled to begin in January 2010.

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

Additionally, three cases have been filed against the Company in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs have filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

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

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against the Company in the U.S. District Court for the Northern District of California. Rambus alleges that certain of the Company’s DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of the Company’s net sales.  On June 2, 2006, the Company filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving the Company and Rambus and involving allegations by Rambus of patent infringement against the Company in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the Delaware Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court’s spoliation decision or further order of the California Court.

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

On December 11, 2009, Ring Technology Enterprises of Texas LLC filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company’s memory products infringe one Ring Technology U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

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

For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In some prior periods, average selling prices for our memory products have been below our manufacturing costs.  If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to be between $750 million and $850 million for 2010.  As of December 3, 2009, we had cash and equivalents of $1,565 million, of which $161 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

Consolidation of industry participants and governmental assistance to some of our competitors may contribute to uncertainty in the semiconductor memory industry and negatively impact our ability to compete.

In recent years, manufacturing supply has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM and NAND Flash products and substantial operating losses by the Company and its competitors.  The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  Consolidation of industry competitors could put us at a competitive disadvantage.  In addition, some governments have provided, or are considering, significant financial assistance for some of our competitors.

The recent economic downturn in the worldwide economy and the semiconductor memory industry may harm our business.

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

Our ownership interest in Inotera Memories, Inc. involves numerous risks.

Our 29.8% ownership interest in Inotera involves numerous risks including the following:

•	Inotera’s ability to meet its ongoing obligations;

•	costs associated with manufacturing inefficiencies resulting from underutilized capacity;

•	difficulties in converting Inotera production from Qimonda AG’s (“Qimonda”) trench technology to our stack technology;

•	difficulties in obtaining financing for capital expenditures necessary to convert Inotera production to our stack technology;

•	uncertainties around the timing and amount of wafer supply we will receive under the supply agreement;

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

In connection with our ownership interest in Inotera, we have rights and obligations to purchase up to 50% of the wafer production of Inotera.  In the first quarter of 2010, we purchased $168 million of trench DRAM products from Inotera.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  Trial is scheduled to begin in January 2010.  (See “Item 1.  Legal Proceedings” for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

On March 6, 2009, Panavision Imaging LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary of ours, in the U.S. District Court for the Central District of California.  The complaint alleges that certain of our and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

On December 11, 2009, Ring Technology Enterprises of Texas LLC filed suit against us in the U.S. District Court for the Eastern District of Texas alleging that certain of our memory products infringe one Ring Technology U.S. patent.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.

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

We currently have a higher level of debt compared to historical periods.  As of December 3, 2009 we had $2.8 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during 2009 and another which was modified in 2010, have covenants that require us to maintain minimum levels of tangible net worth and cash and investments.  As of December 3, 2009, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of December 3, 2009, our 85% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $497 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  In the first quarter of 2010, TECH amended certain of its debt covenants under the credit facility.  In connection with the amendment, our guarantee of TECH’s debt increased from approximately 73% to approximately 85% of the outstanding amount borrowed under TECH’s credit facility.  Our guarantee is expected to increase to 100% of the outstanding amount borrowed under the facility in April 2010.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing.  To avoid covenant defaults we may be required to repay debt obligations and/or make additional contributions to TECH, all of which could adversely affect our liquidity and financial condition.

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

As a result of the significant decreases in average selling prices for our semiconductor memory products, we recorded charges of $603 million in aggregate for 2009, $282 million in aggregate for 2008 and $20 million in 2007 to write down inventories to their estimated market value.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our semiconductor memory inventory by approximately $86 million at December 3, 2009.  If the estimated market values of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, we will recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

The inability to reach an acceptable agreement with our TECH joint venture partners regarding the future of TECH after its shareholders’ agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of December 3, 2009, the ownership of TECH was held approximately 85% by us, approximately 11% by Canon and approximately 4% by HP.  The financial results of TECH are included in our consolidated financial statements.  In the first quarter of 2010, TECH accounted for 35% of our total DRAM wafer production.  The shareholders’ agreement for TECH expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH and have a significant adverse impact on our DRAM production and results of operation.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $21 million for the first quarter of 2010, $30 million for 2009 and of $25 million for 2008.  We estimate that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of September 3, 2009, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar, $2 million for the euro and $1 million for the yen.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition will be adversely affected.

We may incur additional material restructure charges in future periods.

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we implemented restructure initiatives in 2009, 2008 and 2007 that resulted in net charges of $70 million, $33 million and $19 million, respectively.  The restructure initiatives included shutting down our 200mm wafer fabrication facility in Boise, suspending the production ramp of a new fabrication facility in Singapore and other personnel cost reductions.  Depending on market conditions, we may need to implement further restructure initiatives in future periods.  As a result of these initiatives, we could incur restructure charges, lose production output, lose key personnel and experience disruptions in our operations and difficulties in delivering products timely.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first quarter of 2010.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 288,700 shares of its common stock at an average price per share of $7.86.  The Company retired the 288,700 shares in the first quarter of 2010.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

September 4, 2009 – October 8, 2009	252,317	$7.81	N/A	N/A
October 9, 2009 – November 5, 2009	34,394	8.21	N/A	N/A
November 6, 2009 – December 3, 2009	1,989	7.48	N/A	N/A
	288,700	7.86

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2009 Annual Meeting of Shareholders was held on December 10, 2009.  At the meeting, the following items were submitted to a vote of the shareholders:

(a)      The following nominees for Directors were elected.  Each person elected as a Director will serve until the next annual meeting of shareholders or until such person’s successor is elected and qualified.

Name of Nominee	Votes Cast For	Votes Cast Against/Withheld

Teruaki Aoki	655,154,578	25,794,325
Steven R. Appleton	647,501,703	33,447,200
James W. Bagley	654,901,324	26,047,579
Robert L. Bailey	664,090,856	16,858,047
Mercedes Johnson	649,349,792	31,599,111
Lawrence N. Mondry	654,759,867	26,189,036
Robert E. Switz	663,439,456	17,509,447

(b)      The proposal by the Company to approve the Executive Officer Performance Incentive Plan was approved with 647,943,074 votes in favor, 31,661,504 votes against, and 1,344,325 abstentions.

(c)      The ratification of the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending September 2, 2010, was approved with 659,837,592 votes in favor, 20,466,755 votes against, and 644,556 abstentions.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.84
Amendment Agreement, dated September 25, 2009, to TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. and ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (3)

10.85	Supplemental Deed, dated September 25, 2009, to Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (3)
10.86	Loan Agreement dated as of November 25, 2009, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Mai Liao Power Corporation (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
______________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 10, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated September 25, 2009
(4)	Incorporated by reference to Current Report on Form 8-K dated November 25, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: January 12, 2010	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)