Form 10-Q
period 2010-03-04
MICRON TECHNOLOGY INC
filed 2010-04-09
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2010

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

The number of outstanding shares of the registrant’s common stock as of April 5, 2010 was 855,642,959.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Net sales	$1,961	$993	$3,701	$2,395
Cost of goods sold	1,319	1,260	2,616	3,111
Gross margin	642	(267)	1,085	(716)

Selling, general and administrative	100	90	197	192
Research and development	148	168	285	346
Restructure	(1)	105	(2)	39
Goodwill impairment	--	58	--	58
Other operating (income) expense, net	(20)	21	(11)	30
Operating income (loss)	415	(709)	616	(1,381)

Interest income	2	4	4	14
Interest expense	(46)	(47)	(93)	(88)
Other non-operating income (expense), net	(1)	(1)	55	(11)
	370	(753)	582	(1,466)

Income tax (provision) benefit	(4)	(5)	3	(18)
Equity in net income (losses) of equity method investees, net of tax	13	(56)	(4)	(61)
Net income (loss)	379	(814)	581	(1,545)

Net (income) loss attributable to noncontrolling interests	(14)	51	(12)	64
Net income (loss) attributable to Micron	$365	$(763)	$569	$(1,481)

Earnings (loss) per share:
Basic	$0.43	$(0.99)	$0.67	$(1.91)
Diluted	0.39	(0.99)	0.61	(1.91)

Number of shares used in per share calculations:
Basic	847.6	773.9	847.0	773.6
Diluted	1,005.3	773.9	1,003.1	773.6

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 4, 2010	September 3, 2009

Assets
Cash and equivalents	$1,870	$1,485
Receivables	1,072	798
Inventories	1,075	987
Other current assets	72	74
Total current assets	4,089	3,344
Intangible assets, net	322	344
Property, plant and equipment, net	6,525	7,089
Equity method investments	592	315
Other assets	424	367
Total assets	$11,952	$11,459

Liabilities and equity
Accounts payable and accrued expenses	$1,040	$1,037
Deferred income	216	209
Equipment purchase contracts	266	222
Current portion of long-term debt	725	424
Total current liabilities	2,247	1,892
Long-term debt	1,994	2,379
Other liabilities	293	249
Total liabilities	4,534	4,520

Commitments and contingencies

Micron shareholders’ equity:
Common stock, $0.10 par value, authorized 3,000 million shares, issued and outstanding 855.5 million and 848.7 million shares, respectively	86	85
Additional capital	7,320	7,257
Accumulated deficit	(1,816)	(2,385)
Accumulated other comprehensive income (loss)	12	(4)
Total Micron shareholders’ equity	5,602	4,953
Noncontrolling interests in subsidiaries	1,816	1,986
Total equity	7,418	6,939
Total liabilities and equity	$11,952	$11,459

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 4, 2010	March 5, 2009

Cash flows from operating activities
Net income (loss)	$581	$(1,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	977	1,157
Share-based compensation	53	22
Provision to write down inventories to estimated market values	14	603
Equity in net losses of equity method investees	4	61
Gain from Inotera stock issuance	(56)	--
(Gain) loss from disposition of equipment, net	(9)	43
Noncash restructure charges (credits)	(8)	149
Goodwill impairment	--	58
Change in operating assets and liabilities:
(Increase) decrease in receivables	(310)	374
Increase in customer prepayments	(103)	(43)
Increase in inventories	(102)	(171)
Increase (decrease) in accounts payable and accrued expenses	66	(102)
Increase in deferred income	5	83
Other	18	9
Net cash provided by operating activities	1,130	698

Cash flows from investing activities
Expenditures for property, plant and equipment	(155)	(375)
Acquisitions of equity method investments	(143)	(408)
Increase in restricted cash	(29)	(27)
Proceeds from sales of property, plant and equipment	36	8
Proceeds from maturities of available-for-sale securities	--	130
Other	28	54
Net cash used for investing activities	(263)	(618)

Cash flows from financing activities
Repayments of debt	(370)	(234)
Distributions to noncontrolling interests	(172)	(468)
Payments on equipment purchase contracts	(136)	(98)
Proceeds from debt	200	382
Cash received from noncontrolling interests	--	24
Other	(4)	3
Net cash used for financing activities	(482)	(391)

Net increase (decrease) in cash and equivalents	385	(311)
Cash and equivalents at beginning of period	1,485	1,243
Cash and equivalents at end of period	$1,870	$932

Supplemental disclosures
Income taxes refunded (paid), net	$1	$(11)
Interest paid, net of amounts capitalized	(51)	(46)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	232	175
Acquisition of interest in Transform	65	--

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions except per share amounts)
(Unaudited)

Business and Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as the “Company”) is a global manufacturer and marketer of semiconductor devices, principally DRAM and NAND Flash memory products.  In addition, the Company manufactures semiconductor components for CMOS image sensors and other semiconductor products.  The primary products of the Company’s reportable segment, Memory, are DRAM and NAND Flash memory products.  The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009, except for changes resulting from the adoption of new accounting standards for convertible debt and noncontrolling interests.  Prior year amounts and balances have been retrospectively adjusted to reflect the adoption of these new accounting standards.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010 contains 52 weeks and the second quarter and first six months of fiscal 2010, which ended on March 4, 2010, contained 13 weeks and 26 weeks, respectively.  The Company’s fiscal 2009, which ended on September 3, 2009, contained 53 weeks and the second quarter and first six months of fiscal 2009 contained 13 weeks and 27 weeks, respectively.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009 and in the Company’s Form 8-K filed on March 4, 2010.

Recently adopted accounting standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion of 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

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

Supplemental Balance Sheet Information

Receivables	March 4, 2010	September 3, 2009

Trade receivables (net of allowance for doubtful accounts of $5 million and $5 million, respectively)	$880	$591
Related party receivables	55	70
Income and other taxes	82	49
Other	55	88
	$1,072	$798

As of March 4, 2010, related party receivables included $52 million due from Aptina Imaging Corporation under a wafer supply agreement, $2 million due from Transform Solar Pty Limited for transition services and photovoltaic product development activities, and $1 million due from Inotera Memories, Inc. for reimbursement of expenses incurred under a technology transfer agreement.  As of September 3, 2009, related party receivables included $69 million due from Aptina Imaging Corporation under a wafer supply agreement for image sensor products and $1 million due from Inotera Memories, Inc. for reimbursement of expenses incurred under a technology transfer agreement.

As of March 4, 2010 and September 3, 2009, other receivables included $33 million and $29 million, respectively, due from Intel Corporation for amounts related to NAND Flash product design and process development activities.

Inventories	March 4, 2010	September 3, 2009

Finished goods	$302	$233
Work in process	666	649
Raw materials and supplies	107	105
	$1,075	$987

The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	March 4, 2010		September 3, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$407	$(161)	$439	$(181)
Customer relationships	127	(58)	127	(50)
Other	28	(21)	28	(19)
	$562	$(240)	$594	$(250)

During the first six months of 2010 and 2009, the Company capitalized $15 million and $58 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $17 million and $34 million for the second quarter and first six months of 2010, respectively, and $18 million and $40 million for the second quarter and first six months of 2009, respectively.  Annual amortization expense for intangible assets is estimated to be $67 million for 2010, $63 million for 2011, $56 million for 2012, $51 million for 2013 and $43 million for 2014.

Property, Plant and Equipment	March 4, 2010	September 3, 2009

Land	$95	$96
Buildings	4,308	4,473
Equipment	12,244	11,834
Construction in progress	55	47
Software	269	268
	16,971	16,718
Accumulated depreciation	(10,446)	(9,629)
	$6,525	$7,089

Depreciation expense was $449 million and $903 million for the second quarter and first six months of 2010, respectively, and $515 million and $1,084 million for the second quarter and first six months of 2009, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer fabrication facility in Singapore that had been idle through the first quarter of 2010 since its construction was completed in the first quarter of 2009.  The Company has been recording depreciation expense for the facility since its completion and its net book value was $609 million as of March 4, 2010.  In the second quarter of 2010, IM Flash began moving forward with start-up activities at the Singapore wafer fabrication facility, including placing purchase orders and preparing the facility for tool installations that will commence in 2011.

As of March 4, 2010 and September 3, 2009, other noncurrent assets included $70 million and $81 million, respectively, for buildings and equipment classified as held for sale.

As part of restructure plans that were initiated in 2009 to shut down 200mm manufacturing operations at its Boise, Idaho facilities, the Company recorded impairment charges related to equipment of $87 million and $143 million for the second quarter and first six months of 2009, respectively.

Goodwill

In the second quarter of 2009, the Company’s imaging operations (then the primary component of All Other segments) experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s imaging operations and its competitors experienced significant declines in market value.  Accordingly, in the second quarter of 2009, the Company performed an assessment of its imaging operations segment goodwill for impairment.  Based on this assessment, the Company wrote off all of the $58 million of goodwill associated with its imaging operations as of March 5, 2009.

Equity Method Investments

	March 4, 2010		September 3, 2009
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

Inotera	$438	29.9%	$229	29.8%
Transform	70	50.0%	--	--
MeiYa	43	50.0%	42	50.0%
Aptina	41	35.0%	44	35.0%
	$592		$315

The Company has partnered with Nanya Technology Corporation (“Nanya”) in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”), which are accounted for as equity method investments.  Additionally, the Company has equity method investments in Aptina Imaging Corporation (“Aptina”), a CMOS imaging company, and in Transform Solar Pty Limited (“Transform”), a joint venture to develop and manufacture photovoltaic products.

DRAM joint ventures with Nanya:  The Company has a partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company expects to receive an aggregate of $207 million from Nanya for products manufactured on 68nm and 50nm technologies through the third quarter of 2010.  Subsequent to Nanya’s payment of the $207 million, the Company and Nanya will share equally in DRAM development costs.  The Company recognized $26 million and $52 million, respectively, of license revenue in net sales from this agreement during the second quarter and first six months of 2010, respectively, and recognized $26 million and $54 million from this agreement during the second quarter and first six months of 2009, respectively.  The Company has recognized $194 million of cumulative license revenue from this agreement from May 2008 through March 4, 2010.  In addition, the Company may receive royalties in future periods from Nanya for sales stack DRAM products manufactured by or for Nanya.

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

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”).  On August 3, 2009, Inotera sold 640 million common shares in a public offering at a price equal to 16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars on August 3, 2009).  As a result of the share issuance, the Company’s interest in Inotera decreased from 35.5% to 29.8% and the Company recognized a gain of $56 million in the first quarter of 2010.  On February 6, 2010, as part of another offering of 640 million common shares, the Company and Nanya each paid $138 million to purchase approximately 196 million, slightly increasing the Company’s interest in Inotera from 29.8% to 29.9%.  As of March 4, 2010, the ownership of Inotera was held 30.0% by Nanya, 29.9% by the Company and the balance was publicly held.

The proportionate share of Inotera’s shareholders’ equity that the Company acquired in the first quarter of 2009 was higher than the Company’s initial carrying value for Inotera.  This difference is being amortized as a credit to earnings in the Company’s statement of operations through equity in net income (losses) of equity method investees (the “Inotera Amortization”).  The $56 million gain recognized in the first quarter of 2010 on Inotera’s issuance of shares included $33 million of accelerated Inotera Amortization.  As of March 4, 2010, $152 million of Inotera Amortization remained to be recognized over a weighted-average period of 4.1 years.

In connection with the Company’s initial acquisition of shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  In the second quarter and first six months of 2010, the Company purchased $187 million and $355 million, respectively, of trench DRAM products from Inotera under the Inotera Supply Agreement.

During the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench DRAM products from Inotera under a separate supply agreement between Inotera and Qimonda (“the Qimonda Supply Agreement”).  Pursuant to the Company’s obligations under the Inotera Supply Agreement, the Company’s purchase obligation includes purchasing Inotera’s trench DRAM capacity, less any trench DRAM products sold to Qimonda pursuant to the Qimonda Supply Agreement.  Pursuant to the Inotera Supply Agreement, the Company recorded $51 million in cost of goods sold in the second quarter of 2009 for its obligations to Inotera as a result of Qimonda’s default.

The Company’s results of operations for the second quarter and first six months of 2010 include gains of $15 million and $1 million, respectively, for its share of Inotera’s results of operations for the three and six-month period ended December 31, 2009, respectively.  The Company’s share of Inotera’s income (loss) for the second quarter and first six months of 2010 include $12 million and $26 million, respectively, of Inotera Amortization.  The Company’s results of operations for the second quarter of 2009 include losses of $56 million for its share of Inotera’s results of operations for the three-month period ended December 31, 2008 and are net of $8 million of Inotera Amortization.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement, and in connection therewith, recognized $5 million and $11 million of revenue in the second quarter and first six months of 2010, respectively.  As of March 4, 2010, unrecognized license fee revenue of $3 million related to the technology transfer fee will be recognized through the third quarter of 2010.

During the second quarter and first six months of 2010, the Company recorded a gain of $3 million and $10 million to other comprehensive income (loss), respectively, for cumulative translation adjustments on its investment in Inotera and recorded a gain of $1 million for the second quarter 2009.  As of March 4, 2010, the Company had a gain of $7 million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets for cumulative translation adjustments on its investment in Inotera.  Based on the closing trading price of Inotera’s shares in an active market on March 4, 2010, the market value of the Company’s shares in Inotera was $1,006 million.

As of March 4, 2010, the Company’s maximum exposure to loss on its investment in Inotera equaled the $431 million recorded in the Company’s consolidated balance sheet for its investment in Inotera (which includes the $7 million gain in accumulated other comprehensive income (loss)).  The Company may also incur losses in connection with its obligations under the Inotera Supply Agreement to purchase up to 50% of Inotera’s wafer production under a long-term pricing arrangement.

MeiYa:  The Company and Nanya formed MeiYa in the fourth quarter of 2008.  In connection with the purchase of its ownership interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  In addition, MeiYa has sold substantially all of its assets to Inotera.  As of March 4, 2010, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.  The Company’s results of operations for the second quarter and first six months of 2010 include a de minimis amount of income (loss) for its share of MeiYa’s results of operations for the three and six-month period ended December 31, 2009.  The Company’s results of operations for the second quarter and first six months of 2009 include losses of $3 million and $5 million, respectively, for its share of MeiYa’s results of operations for the three and six-month period ended December 31, 2008, respectively.  In the first six months of 2010, the Company recorded gains of $1 million in other comprehensive income for cumulative translation adjustments on its investment in MeiYa and recorded a loss of $5 million for the second quarter 2009.  As of March 4, 2010, the Company had $(5) million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet for cumulative translation adjustments on its investment in MeiYa.

As of March 4, 2010, the Company’s maximum exposure to loss on its MeiYa investment equaled the $48 million recorded in the Company’s consolidated balance sheet for its investment in MeiYa (which includes the $(5) million loss in accumulated other comprehensive income (loss)).

Aptina:  In the fourth quarter of 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary, to Acquisition L.P. (owned primarily by Riverwood Capital LLC and TPG Partners VI, L.P.).  A portion of the 65% interest held by Acquisition L.P. is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, the Company’s interest represented 64% of Aptina’s common stock, and Acquisition L.P. held 36% of Aptina’s common stock as of March 4, 2010.  The Company’s results of operations for the second quarter and first six months of 2010 include losses of $2 million and $5 million, respectively, for its share of Aptina’s results of operations for the three and six-month period ended January 7, 2010.

The Company manufactures imaging products for Aptina under a wafer supply agreement.  In the second quarter and first six months of 2010, the Company recognized $80 million and $188 million, respectively, of sales and $86 million and $194 million, respectively, of cost of goods sold from products sold to Aptina.

Transform: On December 18, 2009, the Company acquired a 50% interest in Transform, a subsidiary of Origin Energy Limited (“Origin”), which is a public company in Australia.  In exchange for its interest in Transform, the Company contributed nonmonetary assets from its Memory segment with a fair value of $65 million, consisting of manufacturing facilities, equipment, intellectual property and a fully paid lease to a portion of its Boise, Idaho manufacturing facilities.  The carrying value of the nonmonetary assets was approximately equal to the Company’s interest in Transform and no gain or loss was recognized on the contribution.  As of March 4, 2010, the ownership of Transform was held 50% by the Company and 50% by Origin.  During the second quarter of 2010, the Company and Origin also each contributed $5 million of cash to Transform.  The Company will recognize its share of Transform’s operating results on a two-month lag beginning in the third quarter of 2010.

As of March 4, 2010, other noncurrent assets included $35 million for the manufacturing facilities leased to Transform and liabilities included $35 million for deferred rent revenue on the fully paid lease.  Additionally, as of March 4, 2010, other noncurrent assets and liabilities included $6 million for the value of certain equipment and intangible assets, which the Company was obligated to contribute to Transform.

The Company has concluded that Transform is a variable interest entity because the Company’s equity investment at risk is not sufficient to permit Transform to finance its activities without additional subordinated financial support from its investors.  Origin and the Company are considered related parties under the accounting standards for consolidating variable interest entities.  The Company reviewed several factors to determine whether it is the primary beneficiary of Transform, including the relationships and significance of Transform’s activities and operations relative to Origin and the Company and certain other factors.  Based on those factors, the Company determined that Origin is more closely associated with, and therefore the primary beneficiary of, Transform.  The Company accounts for its interest using the equity method of accounting and does not consolidate the entity.

As of March 4, 2010, the Company’s maximum exposure loss on its investment in Transform equaled $70 million.

Accounts Payable and Accrued Expenses	March 4, 2010	September 3, 2009

Accounts payable	$542	$526
Salaries, wages and benefits	186	147
Related party payables	128	83
Customer advances	47	150
Income and other taxes	42	32
Other	95	99
	$1,040	$1,037

Related party payables consisted of amounts primarily due to Inotera under the Inotera Supply Agreement, consisting of $127 million and $51 million as of March 4, 2010 and September 3, 2009, respectively, for the purchase of trench DRAM products and $32 million as of September 3, 2009 for underutilized capacity.  (See “Equity Method Investments – DRAM joint ventures with Nanya – Inotera” note.)

As of March 4, 2010 and September 3, 2009, customer advances included $33 million and $142 million, respectively, for the Company’s obligation to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) through December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of March 4, 2010 and September 3, 2009, other accounts payable and accrued expenses included $17 million and $24 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

Debt	March 4, 2010	September 3, 2009

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $269 million and $295 million, respectively, due June 2014	$1,031	$1,005
Capital lease obligations, weighted-average imputed interest rates of 6.7%, due in monthly installments through February 2023	537	559
TECH credit facility, effective interest rate of 3.9% and 3.6% , respectively, net of discount of $3 million and $2 million, respectively, due in periodic installments through May 2012	447	548
Convertible senior notes, interest rate of 4.25%, due October 2013	230	230
EDB notes, denominated in Singapore dollars, interest rate of 5.4%, due February 2012	214	208
Mai-Liao Power note, stated interest rate of 2.3% and 2.4%, respectively, effective imputed interest rate of 12.1%, net of discount of $11 million and $18 million, respectively, due November 2010	189	182
Convertible subordinated notes, interest rate of 5.6%, due April 2010	70	70
Other notes	1	1
	2,719	2,803
Less current portion	(725)	(424)
	$1,994	$2,379

In the first quarter of 2010, the Company adopted a new accounting standard for certain convertible debt.  The new standard was applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”) and required the liability and equity components of the Convertible Notes to be accounted for separately.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

The TECH credit facility is collateralized by substantially all of the assets of TECH (approximately $1,619 million as of March 4, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of March 4, 2010, TECH was in compliance with the covenants.  In connection with the modification, the Company had guaranteed approximately 87% of the outstanding amount borrowed under TECH’s credit facility as of March 4, 2010 and its guarantee will increase to 100% on April 11, 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of March 4, 2010.

In the second quarter of 2010, the Company recorded $35 million in capital lease obligations with a weighted-average imputed interest rate of 6.9%, payable in periodic installments through February 2014.  As of March 4, 2010, $38 million of the Company’s total capital lease obligations contained covenants that require minimum levels of tangible net worth, cash and investments, and restricted cash of $23 million.  The Company was in compliance with these covenants as of March 4, 2010.

In the first quarter of 2010, the Company’s note with Nan Ya Plastics was replaced with a note to Mai-Liao Power Corporation, an affiliate of Nan Ya Plastics.  Nan Ya Plastics and Mai-Liao Power Corporation are subsidiaries of Formosa Plastics Corporation.  The note to Mai-Liao Power Corporation has the same terms and remaining maturity as the previous note to Nan Ya Plastics.  The Company’s note to Mai-Liao Power Corporation is guaranteed by the Company and collateralized by a first-priority security interest in certain of the Inotera shares owned by the Company aggregating to a maximum market value of $250 million.  Based on Inotera’s share price as of March 4, 2010 and the number of shares underlying the guarantee, the carrying value of the collateral was $109 million.  (See “Equity Method Investments – DRAM joint ventures with Nanya – Inotera” note.)

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

Antitrust matters:  On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  A trial date has not yet been scheduled.

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

Adjustment for Retrospective Application of New Accounting Standards

Effective at the beginning of 2010, the Company adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  These new accounting standards required retrospective application and the Company’s financial statements contained herein have been adjusted to reflect the impact of adopting these new accounting standards.  The impact of the retrospective adoption is summarized below.

Noncontrolling interests in subsidiaries:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and  (2) included in net income in the statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of convertible notes to be accounted for separately.  The liability component recognized at the issuance of convertible notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance is allocated to equity.  In subsequent periods, the liability component recognized at issuance is increased to the principal amount of convertible notes through the amortization of interest costs.  In connection therewith, at the May 2007 issuance of the Convertible Notes there was a $402 million decrease in debt, a $394 million increase in additional capital, and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  Through 2009, $107 million of interest was amortized.  Information related to equity and debt components is as follows:

As of	March 4, 2010	September 3, 2009

Principal amount of the Convertible Notes	$1,300	$1,300
Unamortized discount	269	295
Carrying amount of the Convertible Notes	$1,031	$1,005

Carrying amount of the equity component	$394	$394

The unamortized discount as of March 4, 2010, will be recognized as interest expense over approximately 4.3 years through June 2014, the maturity date of the Convertible Notes.

Information related to interest rates and expenses is as follows:

	Quarter Ended		Six Months Ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Effective interest rate	7.9%	7.9%	7.9%	7.9%
Interest expense related to contractual interest coupon	6	6	12	13
Interest expense related to amortization of discount and issuance costs	14	13	27	26

Effect of adjustment for retrospective application of new accounting standards on financial statements:  The following tables set forth the financial statement line items affected by the retrospective application of the new accounting standards for noncontrolling interests and certain convertible debt as of and for the periods indicated:

	Consolidated Statement of Operations
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Quarter ended March 5, 2009:
Other operating (income) expense, net	$20	$--	$1	$21
Interest expense	(35)	--	(12)	(47)
Other non-operating income (expense), net	(3)	--	2	(1)
Income tax provision	(4)	--	(1)	(5)
Net loss	(751)	(51)	(12)	(814)
Net loss attributable to Micron	--	(751)	(12)	(763)
Net loss per share:
Basic and diluted	(0.97)	--	(0.02)	(0.99)

Six months ended March 5, 2009:
Other operating (income) expense, net	$29	$--	$1	$30
Interest expense	(65)	--	(23)	(88)
Other non-operating income (expense), net	(12)	--	1	(11)
Income tax provision	(17)	--	(1)	(18)
Net loss	(1,457)	(64)	(24)	(1,545)
Net loss attributable to Micron	--	(1,457)	(24)	(1,481)
Net loss per share:
Basic and diluted	(1.88)	--	(0.03)	(1.91)

	Consolidated Balance Sheet
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
As of September 3, 2009		Noncontrolling Interests	Convertible Debt

Assets
Property, plant and equipment, net	$7,081	$--	$8	$7,089
Other assets	371	--	(4)	367
Total assets	11,455	--	4	11,459

Liabilities and equity
Long-term debt	$2,674	$--	$(295)	$2,379
Total liabilities	4,815	--	(295)	4,520

Micron shareholders’ equity:
Additional capital	6,863	--	394	7,257
Accumulated deficit	(2,291)	--	(94)	(2,385)
Accumulated other comprehensive (loss)	(3)	--	(1)	(4)
Total equity of Micron shareholders	--	4,654	299	4,953
Total equity	4,654	1,986	299	6,939
Total liabilities and equity	11,455	--	4	11,459

	Consolidated Statement of Cash Flows
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Six Months Ended March 5, 2009:
Cash flows from operating activities:
Net loss	$(1,457)	$(64)	$(24)	$(1,545)
Depreciation and amortization	1,134	--	23	1,157
Noncontrolling interests in net income(loss)	(64)	64	--	--
Other	8	--	1	9

Derivative Financial Instruments

The Company is exposed to currency exchange rate risk for monetary assets and liabilities held in foreign currencies, primarily the Singapore dollar, euro and yen.  The Company uses derivative instruments to manage exposures to foreign currency.  The Company’s primary objective in entering into these derivatives is to reduce the volatility of earnings associated with changes in foreign currency.  The Company’s derivatives consist primarily of forward contracts that are designed to reduce the impact that changes in foreign exchange rates have on earnings attributable to Micron shareholders.  The Company utilizes a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  The currency forward contracts are not designated for hedge accounting.  At the end of each reporting period, the Company’s monetary assets and liabilities denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealer or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).

The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across multiple major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Total gross notional amounts and fair values for derivative currency forward contracts outstanding as of March 4, 2010, presented by currency, were as follows:

Currency	Notional Amount Outstanding (in U.S. Dollars)	Balance Sheet Location	Fair Value of Asset (Liability)

Singapore dollar	$287	Accounts payable and accrued expenses	$--
Euro	149	Accounts payable and accrued expenses	(1)
Yen	94	Accounts payable and accrued expenses	--
	$530		$(1)

For the second quarter and first six months of 2010, the Company recognized losses of $24 million and $15 million, respectively, included in other operating income (expense), on currency forward contracts.

Fair Value Measurements

The accounting standards establish three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of March 4, 2010 and September 3, 2009 were as follows:

	As of March 4, 2010				As of September 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$1,506	$--	$--	$1,506	$1,184	$--	$--	$1,184
Certificates of deposit(2)	--	353	--	353	--	217	--	217
Marketable equity investments(3)	22	--	--	22	15	--	--	15
Assets held for sale(3)(4)	--	--	70	70	--	--	--	--
	$1,528	$353	$70	$1,951	$1,199	$217	$--	$1,416

(1)Included in cash and equivalents.
(2)$292 million and $61 million included in cash and equivalents and other noncurrent assets, respectively, as of March 4, 2010 and $187 million and $30 million, respectively, as of September 3, 2009.
(3)Included in other noncurrent assets.
(4) The Company adopted the accounting standard for fair value measurements of nonfinancial assets and nonfinancial liabilities as of the beginning of 2010.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2).  During the first quarter of 2009, the Company recognized impairment charges of $7 million for other-than-temporary declines in the value of marketable equity instruments.

Assets held for sale is primarily comprised of used semiconductor equipment, which are valued based on inputs obtained from equipment dealers that require assumptions including the remaining useful life and configuration of the equipment (Level 3).  Losses recognized in the second quarter and first six months of 2010 due to fair value measurements using Level 3 inputs were de minimis.

Fair value of financial instruments:  As of March 4, 2010, the estimated aggregate fair value of the Company’s convertible debt instruments was $1,688 million compared to their aggregate carrying value of $1,331 million in debt (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  As of September 3, 2009, the estimated aggregate fair value of the Company’s convertible debt instruments was $1,410 million compared to their aggregate carrying value of $1,305 million in debt (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  The fair value of the Company’s convertible debt instruments is based on quoted market prices in active markets (Level 1).  As of March 4, 2010 and September 3, 2009, the aggregate fair value of the Company’s other debt instruments was $1,379 million and $1,458 million, respectively, as compared to their aggregate carrying value of $1,388 million and $1,498 million, respectively.  The fair value of the Company’s other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issues from parties with similar credit ratings as the Company (Level 2).  Amounts reported as cash and equivalents, short-term investments, receivables, other assets, and accounts payable and accrued expenses approximate their fair values.

Fair value measurements on a nonrecurring basis:  In connection with its acquisition on December 18, 2009 of a 50% interest in its Transform joint venture, the Company determined the fair value of its investment in Transform primarily based on an income approach incorporating projected cash flows and a risk-adjusted discount rate that incorporates market participants’ assumptions.  Inputs used in the income approach, such as future revenues and expenses, were based on unobservable inputs (Level 3).  The aggregate $65 million estimated fair value of the Company’s investment in Transform approximated the carrying value of the nonmonetary assets the Company contributed and no gain or loss was recognized. (See “Equity Method Investments – Transform” note.)

In connection with the implementation of the FASB’s new accounting standard for certain convertible debt instruments in the first quarter of 2010, the Company determined the $898 million fair value for the liability component of its Convertible Notes as of their May 2007 issuance date using a market interest rate for similar nonconvertible debt issued at that time by entities with credit ratings comparable to the Company’s (Level 2).  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

Equity Plans

As of March 4, 2010, under its equity plans, the Company had an aggregate of 180.8 million shares of its common stock reserved for issuance of stock and restricted stock awards, of which 129.9 million shares were subject to outstanding awards and 50.9 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 1.6 million and 15.7 million stock options during the second quarter and first six months of 2010, respectively, with weighted-average grant-date fair values per share of $5.04 and $4.13, respectively.  The Company granted 14.0 million and 20.8 million stock options during the second quarter and first six months of 2009, respectively, with weighted-average grant-date fair values per share of $1.34 and $1.66, respectively.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and requires the input of subjective assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected lives of options granted in and subsequent to 2009 were based, in part, on historical experience and on the terms and conditions of the options.  The expected lives of options granted prior to 2009 were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Average expected life in years	5.19	4.99	5.11	4.91
Weighted-average expected volatility	56%	79%	60%	73%
Weighted-average risk-free interest rate	2.5%	1.6%	2.3%	1.9%

Restricted stock and restricted stock units (“Restricted Stock Awards”):  As of March 4, 2010, there were 9.5 million shares of Restricted Stock Awards outstanding, of which 2.5 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain Company-wide performance goals, the achievement of which was deemed probable as of March 4, 2010.

The Company granted 1.8 million and 1.1 million shares of service-based and performance-based Restricted Awards, respectively, during the first six months of 2010.  During the second quarter of 2009, the Company granted 0.2 million shares of service-based Restricted Awards and during the first six months of 2009, granted 1.9 million and 1.7 million shares of service-based and performance-based Restricted Awards, respectively.  The weighted-average grant-date fair values per share was $7.51 for Restricted Awards granted during the first six months of 2010 and were $2.07 and $4.40 for Restricted Awards granted during the second quarter and first six months of 2009, respectively.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Stock-based compensation expense by caption:
Cost of goods sold	$6	$4	$13	$8
Selling, general and administrative	11	6	30	8
Research and development	5	3	10	6
	$22	$13	$53	$22

Stock-based compensation expense by type of award:
Stock options	$11	$8	$19	$15
Restricted stock	11	5	34	7
	$22	$13	$53	$22

During the first quarter of 2010, the Company determined that certain performance-based restricted stock that previously had not been expensed met the probability threshold for expense recognition due to improved operating results.  As of March 4, 2010, $128 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2014, resulting in a weighted-average period of 1.34 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, the Company initiated a restructure plan in 2009 primarily within the Company’s Memory segment.  In the first quarter of 2009, IM Flash, a joint venture between the Company and Intel, terminated its agreement with the Company to obtain NAND Flash memory supply from the Company’s Boise facility.  Also, the Company and Intel agreed to suspend tooling and the ramp of NAND Flash production at IM Flash’s Singapore wafer fabrication facility in the first quarter of 2009.  In addition, the Company phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  The Company does not expect to incur any additional material restructure charges related to the plan initiated in 2009.  The following table summarizes restructure charges (credits) resulting from the restructure activities:

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

(Gain) write-down of equipment	$(1)	$87	$(5)	$143
Severance and other termination benefits	--	17	1	39
Gain from termination of NAND Flash supply agreement	--	--	--	(144)
Other	--	1	2	1
	$(1)	$105	$(2)	$39

During the second and first quarters of 2010, the Company made cash payments of $1 million and $5 million, respectively, for severance and related termination benefits, and costs to decommission production facilities.  As of March 4, 2010 and September 3, 2009, $2 million and $5 million, respectively, of restructure costs, primarily related to severance and other termination benefits, remained unpaid and were included in accounts payable and accrued expenses.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

(Gain) loss on disposition of property, plant and equipment	$(7)	$29	$(9)	$43
(Gain) loss from changes in currency exchange rates	(2)	(6)	19	(3)
Other	(11)	(2)	(21)	(10)
	$(20)	$21	$(11)	$30

Other operating income in the second quarter of 2010 includes $11 million of receipts from the U.S. government in connection with anti-dumping tariffs which is reflected in other in the table above.

Income Taxes

Income taxes for the second quarters and first six months of 2010 and 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The (provision) benefit for taxes on U.S. operations in 2010 and 2009 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 98.3 million and 99.9 million for the second quarter and first six months of 2010, respectively, and were 228.7 million for the second quarter and first six months of 2009.

On February 9, 2010, the Company announced that it signed a definitive agreement to acquire all the outstanding shares of Numonyx Holdings B.V. in exchange for 140 million to 150 million shares of the Company’s common stock.  The transaction is subject to regulatory review and other customary closing conditions and is currently anticipated to close in the third or fourth quarter of 2010.  (See “Numonyx Holdings B.V.” note.)

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Net income (loss) available to Micron’s shareholders – Basic	$365	$(763)	$569	$(1,481)
Net effect of assumed conversion of debt	24	--	47	--
Net income (loss) available to Micron’s shareholders – Diluted	$389	$(763)	$616	$(1,481)

Weighted-average common shares outstanding – Basic	847.6	773.9	847.0	773.6
Net effect of dilutive stock options and assumed conversion of debt	157.7	--	156.1	--
Weighted-average common shares outstanding – Diluted	1,005.3	773.9	1,003.1	773.6

Earnings (loss) per share:
Basic	$0.43	$(0.99)	$0.67	$(1.91)
Diluted	0.39	(0.99)	0.61	(1.91)

Comprehensive Income (Loss)

The components of comprehensive income (loss) and comprehensive income (loss) attributable to Micron were as follows:

	Quarter Ended		Six Months Ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Net income (loss)	$379	$(814)	$581	$(1,545)
Other comprehensive income (loss), net of tax:
Accumulated translation adjustment	3	(4)	11	(4)
Unrealized gain on investment	4	--	4	4
Other	1	1	1	1
Total other comprehensive income (loss)	8	(3)	16	1
Comprehensive income (loss)	387	(817)	597	(1,544)
Comprehensive (income) loss attributable to noncontrolling interests	(14)	51	(12)	64
Comprehensive income (loss) attributable to Micron	$373	$(766)	$585	$(1,480)

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore, LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, with the Company and Intel initially appointing an equal number of managers to each of the boards.  The number of managers appointed by each party adjusts depending on the parties’ ownership interests.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  The partner’s ownership percentages are based on contributions to the partnership.  As of March 4, 2010, the Company owned approximately 51% and Intel owned approximately 49% of IM Flash.

IM Flash is a variable interest entity because all costs of IM Flash are passed to the Company and Intel through product purchase agreements.  IM Flash is dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are considered related parties under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is more closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel, and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is more closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.

IM Flash manufactures NAND Flash memory products using designs developed by the Company and Intel.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $29 million and $55 million for the second quarter and first six months of 2010, respectively, and by $25 million and $57 million for the second quarter and first six months of 2009, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $172 million and $365 million for the second quarter and first six months of 2010, respectively, and were $215 million and $533 million for the second quarter and first six months of 2009, respectively.  As of March 4, 2010 and September 3, 2009, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $96 million and $95 million, respectively.  In addition, as of March 4, 2010 and September 3, 2009, the Company had receivables from Intel of $33 million and $29 million, respectively, related to NAND Flash product design and process development activities.  As of March 4, 2010 and September 3, 2009, IM Flash had payables to Intel of $3 million for various services.

In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore and the Company and Intel agreed to suspend tooling and the ramp of production at this facility through the first quarter of 2010.  In the second quarter of 2010, IM Flash began moving forward with start-up activities in the Singapore wafer fabrication facility, including placing purchase orders and preparing the facility for tool installations that will commence in 2011.  The level of the Company’s future capital contributions to IM Flash will depend on the extent to which Intel participates with the Company in future IM Flash capital calls.

IM Flash distributed $84 million and $172 million to Intel in the second quarter and first six months of 2010, respectively, and $88 million and $179 million to the Company in the second quarter and first six months of 2010, respectively.  The Company contributed $25 million to IM Flash in the second quarter of 2010 and Intel did not match the Company’s contribution.  IM Flash distributed $318 million and $463 million to Intel in the second quarter and first six months of 2009, respectively, and $331 million and $482 million to the Company in the second quarter and first six months of 2009, respectively.  In the second quarter of 2009, Intel contributed $24 million and the Company contributed $25 million to IM Flash. The Company’s ability to access IM Flash’s cash and marketable investment securities ($153 million as of March 4, 2010) to finance the Company’s other operations is subject to agreement by the joint venture partners.

Total IM Flash assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	March 4, 2010	September 3, 2009

Assets
Cash and equivalents	$153	$114
Receivables	112	111
Inventories	161	161
Other current assets	5	8
Total current assets	431	394
Property, plant and equipment, net	3,036	3,377
Other assets	58	63
Total assets	$3,525	$3,834

Liabilities
Accounts payable and accrued expenses	$98	$93
Deferred income	135	137
Equipment purchase contracts	2	1
Current portion of long-term debt	6	6
Total current liabilities	241	237
Long-term debt	64	66
Other liabilities	3	4
Total liabilities	$308	$307

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

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through March 4, 2010, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of March 4, 2010, deferred income and other noncurrent liabilities included an aggregate of $44 million related to this agreement.  MP Mask made distributions to both the Company and Photronics of $5 million each in the first quarter of 2009.

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

Total MP Mask assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	March 4, 2010	September 3, 2009

Current assets	$34	$25
Noncurrent assets (primarily property, plant and equipment)	85	97
Current liabilities	5	8

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other assets of the Company.

Since the third quarter of 2009, the Company has leased to Photronics a facility to produce photomasks.  In the second quarter and first six months of 2010, the Company received $2 million and $3 million, respectively, in lease payments from Photronics.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. and Hewlett-Packard Company (“HP”).  The financial results of TECH are included in the Company’s consolidated financial statements and all amounts pertaining to Canon Inc. and HP are reported as noncontrolling interests in subsidiaries.  On January 27, 2010, the Company purchased shares of TECH for $80 million, which increased the Company’s ownership from approximately 85% to approximately 87% and increased additional capital of Micron shareholders’ by $10 million.  As of March 4, 2010, the Company held an approximate 87% interest in TECH.

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

TECH’s cash and marketable investment securities ($181 million as of March 4, 2010) are not anticipated to be available to pay dividends to the Company or finance its other operations.  As of March 4, 2010, TECH had $447 million outstanding under a credit facility which is collateralized by substantially all of the assets of TECH (carrying value of approximately $1,619 million as of March 4, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of March 4, 2010, TECH was in compliance with the covenants.  In connection with the modification, the Company had guaranteed approximately 87% of the outstanding amount borrowed under TECH’s credit facility as of March 4, 2010 and its guarantee will increase to 100% on April 11, 2010.  (See “Debt” note.)

Numonyx Holdings B.V.

On February 9, 2010, the Company announced that it signed a definitive agreement with Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC, (collectively, the “Sellers”), to acquire all the outstanding shares of Numonyx Holdings B.V. (“Numonyx”), a provider of NOR Flash, NAND Flash, RAM and Phase Change non-volatile memory technologies and products.  Under the terms of the agreement, the Company will purchase all of the outstanding capital stock of Numonyx and assume all outstanding restricted stock units held by Numonyx employees in exchange for 140 million shares of the Company’s common stock.  The number of shares issued by the Company is subject to a purchase price adjustment, which provides for up to an additional 10 million shares of the Company’s stock to be issued on a linear basis to the Sellers to the extent the average of the volume weighted average prices of the Company’s shares for the 20 trading days, ending two trading days prior to the closing of the share purchase agreement, ranges from $9.00 to $7.00 per share.  The transaction is subject to regulatory review and other customary closing conditions and is currently anticipated to close in the third or fourth quarter of 2010.

Segment Information

The primary products of the Company’s Memory segment are DRAM and NAND Flash memory.  In 2009, the Company had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of microdisplay, solar and other operations.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.

	Quarter ended		Six months ended
	March 4, 2010	March 5, 2009	March 4, 2010	March 5, 2009

Net sales:
Memory	$1,872	$910	$3,495	$2,132
All Other	89	83	206	263
Total consolidated net sales	$1,961	$993	$3,701	$2,395

Operating income (loss):
Memory	$428	$(607)	$641	$(1,282)
All Other	(13)	(102)	(25)	(99)
Total consolidated operating income (loss)	$415	$(709)	$616	$(1,381)

Certain Concentrations

Sales to HP, Intel and Apple were 13%, 9% and 8%, respectively, of net sales in the second quarter of 2010, and were 13%, 10% and 10%, respectively, of net sales in the first six months of 2010.  Sales to Intel were 22% and 24% of net sales in the second quarter and first six months of 2009, respectively.  These sales were included in the Memory segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Overview” regarding completion of the acquisition of Numonyx; “Results of Operations” regarding the future composition of the Company’s reportable segments; in “Net Sales” regarding future royalty and other payments from Nanya,  in “Gross Margin” regarding future charges for inventory write-downs; in “Selling, General and Administrative” regarding future legal expenses; in “Stock-based Compensation” regarding future costs to be recognized; in “Liquidity and Capital Resources” regarding capital spending in 2010 and future distributions from IM Flash to Intel; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.   The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 3, 2009 and Form 8-K filed on March 3, 2010.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010, which ends on September 2, 2010, contains 52 weeks.  All tabular dollar amounts are in millions.  All production data includes production of the Company and its consolidated joint ventures and the Company’s supply from Inotera.

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

Since the second half of calendar 2009, the semiconductor memory industry has experienced improving conditions following a severe prolonged downturn that resulted from a significant oversupply of products and challenging global economic conditions.  Average selling prices per gigabit for the Company’s DRAM products increased 7% for the second quarter of 2010 as compared to the first quarter of 2010 after increasing 21% for the first quarter of 2010 as compared to the fourth quarter of 2009.   Average selling prices per gigabit for the Company’s NAND Flash products were relatively unchanged for the second quarter of 2010 as compared to the first quarter of 2010 after increasing 5% for the first quarter of 2010 as compared to the fourth quarter of 2009.  The Company reported net income attributable to Micron of $365 million for the second quarter of 2010 and $204 million for the first quarter of 2010.  The Company recognized net losses attributable to Micron of $1.9 billion for 2009, $1.7 billion for 2008 and $331 million for 2007.

Numonyx Holdings B.V. (“Numonyx”): On February 9, 2010, the Company announced that it signed a definitive agreement with Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V. (“ST”), Redwood Blocker S.a.r.l. and PK Flash, LLC, (collectively, the “Sellers”), to acquire all the outstanding shares of Numonyx Holdings B.V., a provider of NOR Flash, NAND Flash, RAM and Phase Change non-volatile memory technologies and products.  Under the terms of the agreement, the Company will purchase all of the outstanding capital stock of Numonyx and assume all outstanding restricted stock units held by Numonyx employees in exchange for 140 million shares of the Company’s common stock.  The number of shares issued by the Company is subject to a purchase price adjustment, which provides for up to an additional 10 million shares of the Company’s stock to be issued on a linear basis to the Sellers to the extent the average of the volume weighted average prices of the Company’s shares for the 20 trading days, ending two trading days prior to the closing of the share purchase agreement, ranges from $9.00 to $7.00 per share.  The transaction is subject to regulatory review and other customary closing conditions and is currently anticipated to close in the third or fourth quarter of 2010.  The parties have made the requisite filings with the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the 30-day waiting periods with respect to those filings have expired.  Competition and merger control filings relating to the transaction have also been made in a number of additional jurisdictions, and clearances have been received from the relevant authorities in Germany, South Korea and Taiwan.

Numonyx B.V., a wholly owned subsidiary of Numonyx, holds a minority equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited, formed pursuant to a joint venture agreement originally entered into between ST and Hynix prior to the formation of Numonyx (as amended and restated, the “JV Agreement”).  Under the terms of the JV Agreement, upon the consummation of the Numonyx acquisition, the parties have certain rights to buy or sell or cause the other party to buy or sell their interests in the Hynix JV.  If Hynix were to exercise its purchase rights following the Numonyx acquisition, Hynix would be required to pay Numonyx B.V. an amount equal to the net book value of the Hynix JV multiplied by Numonyx B.V.’s percentage ownership interest in the Hynix JV.  Concurrent with the execution of the Purchase Agreement, Micron, ST and Numonyx B.V. entered into a framework agreement (the “Framework Agreement”) pursuant to which Numonyx B.V. and ST have agreed to take certain actions in connection with the outstanding $250 million loan (the “Loan”) by DBS Bank Ltd. (“DBS”) to the Hynix JV.  Under the terms of the Framework Agreement, if Hynix exercises its purchase rights described above, or if Numonyx otherwise transfers its stake in the Hynix JV to Hynix or a third party, it is anticipated that Numonyx B.V. will succeed to ST’s guarantee obligations and DBS’s rights as a creditor with respect to the Loan based upon the amount of net proceeds received by Numonyx B.V. for its interests in the Hynix JV.  Numonyx also has a supply arrangement with Hynix JV through which Numonyx acquires a material amount of its NAND and DRAM products used in Numonyx’s products.  Should Hynix exercise its purchase rights described above, upon notice, such supply arrangement may be terminated by Hynix.  In the event the Company is unable to negotiate an extension of such arrangement or a new arrangement on favorable terms, the Company will be required to secure and qualify alternative internal sources of supply to maintain the current sales volumes.  Any discontinuation of supply or change in terms would occur no earlier than three months from consummation of the Numonyx acquisition, but could be significantly longer depending upon the timing of any required regulatory approvals.

For its fiscal year ended December 31, 2009, Numonyx reported a net loss of $247 million on net sales of $1.8 billion and generated $153 of cash flows from operations.  For its fiscal year ended December 31, 2009, Numonyx reported total assets of $2.5 billion and total liabilities of $1.3 billion.

Adjustment for Retrospective Application of New Accounting Standards: Effective at the beginning of 2010, the Company adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  The impact of the retrospective adoption of the new accounting standards is summarized below.

Noncontrolling interests:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and (2) included in net income in the statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of convertible notes to be accounted for separately.  The liability component recognized at the issuance of convertible notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance is allocated to equity.  In subsequent periods, the liability component recognized at issuance is increased to the principal amount of convertible notes through the amortization of interest costs.  In connection therewith, at the May 2007 issuance of the Convertible Notes there was a $402 million decrease in debt, a $394 million increase in additional capital, and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  Through 2009, $107 million of interest was amortized.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Retrospective Adoption of New Accounting Standards.”)

Results of Operations

	Second Quarter				First Quarter		Six Months
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2010	% of net sales	2009	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$1,872	95%	$910	92%	$1,623	93%	$3,495	94%	$2,132	89%
All Other	89	5%	83	8%	117	7%	206	6%	263	11%
	$1,961	100%	$993	100%	$1,740	100%	$3,701	100%	$2,395	100%

Gross margin:
Memory	$649	35%	$(269)	(30)%	$442	27%	$1,091	31%	$(771)	(36)%
All Other	(7)	(8)%	2	2%	1	1%	(6)	(3)%	55	21%
	$642	33%	$(267)	(27)%	$443	25%	$1,085	29%	$(716)	(30)%

SG&A	$100	5%	$90	9%	$97	6%	$197	5%	$192	8%
R&D	148	8%	168	17%	137	8%	285	8%	346	14%
Restructure	(1)	(0)%	105	11%	(1)	(0)%	(2)	(0)%	39	2%
Goodwill impairment	--	--	58	6%	--	--	--	--	58	2%
Other operating (income) expense, net	(20)	(1)%	21	2%	9	1%	(11)	(0)%	30	1%
Equity in net losses of equity method investees	13	1%	(56)	(6)%	(17)	(1)%	(4)	(0)%	(61)	(3)%
Net income(loss) attributable to Micron	365	19%	(763)	(77)%	204	12%	569	15%	(1,481)	(62)%

The Company’s second quarter of 2010 (which ended March 4, 2010), first quarter of 2010 and second quarter of 2009, all contained 13 weeks.  The Company’s first six months of 2010 contained 26 weeks as compared to 27 weeks for the first six months of 2009.

In 2009, the Company had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the Company’s All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of the Company’s microdisplay, solar and other operations.

Net Sales

Memory sales for the second quarter of 2010 increased 15% from the first quarter of 2010 primarily due to a 24% increase in sales of DRAM products as sales of NAND Flash products were relatively unchanged.

Sales of DRAM products for the second quarter of 2010 increased from the first quarter of 2010 primarily due to a 17% increase in gigabits sold and a 7% increase in average selling prices.  DRAM products acquired from the Company’s Inotera Memories, Inc. (“Inotera”) joint venture accounted for 13% and 10% of the Company total net sales in the second and first quarters of 2010, respectively.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity under a supply agreement with Inotera (the “Inotera Supply Agreement”).  Gigabit production of DRAM products increased 12% for the second quarter of 2010 from the first quarter of 2010 primarily due to additional supply received from Inotera and improved production efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  Sales of DDR2 and DDR3 DRAM, the Company’s highest volume products, were 52% of the Company’s total net sales for the second quarter of 2010, 45% of total net sales for the first quarter of 2010 and 26% of net sales for the second quarter of 2009.  The increase in DDR2 and DD3 DRAM sales in the second quarter of 2010 was primarily attributable to higher increases in average selling prices relative to the Company’s other products and the increased supply from Inotera.

The Company sells NAND Flash products in three principal channels:  (1) to Intel Corporation (“Intel”) through its IM Flash consolidated joint venture at long-term negotiated prices approximating cost, (2) to original equipment manufacturers (“OEM’s”) and other resellers and (3) to retail customers.  Aggregate sales of NAND Flash products for the second quarter of 2010 were relatively unchanged from the first quarter of 2010 and represented 29% of the Company’s total net sales for the second quarter of 2010, 33% of total net sales for the first quarter of 2010 and 43% of net sales for the second quarter of 2009.

Sales through IM Flash to Intel were $172 million for the second quarter of 2010, $193 million for the first quarter of 2010 and $215 million for the second quarter of 2009.  For the second quarter of 2010, average selling prices for IM Flash sales to Intel decreased 7% as compared to the first quarter of 2010 due to reductions in costs per gigabit.  Gigabit sales to Intel were 5% lower in the second quarter of 2010 as compared to the first quarter of 2010 primarily due to an 11% decrease in gigabit production of NAND Flash products over the same period primarily as a result of additional testing procedures that were performed for certain products.

Aggregate sales of NAND Flash products to the Company’s OEM, reseller and retail customers were 4% higher for the second quarter of 2010 as compared to the first quarter of 2010 primarily due to a 5% increase in gigabit sales.  Average selling prices to the Company’s OEM and reseller customers for the second quarter of 2010 decreased slightly as compared to the first quarter of 2010 as did average selling prices of the Company’s Lexar brand, which is directed primarily at the retail market.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company’s Memory segment recognized royalty and license revenue of $34 million in the second quarter of 2010, $35 million in the first quarter of 2010 and $33 million in the second quarter of 2009.  The Company’s partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  As a result, the Company expects to receive an aggregate of $207 million from Nanya for products manufactured on 68nm and 50nm technologies through the third quarter of 2010.  Subsequent to Nanya’s payment of the $207 million, the Company and Nanya will share equally in DRAM development costs.  The Company recognized $26 million and $52 million, respectively, of license revenue in net sales from this agreement during the second quarter and first six months of 2010, respectively, and recognized $26 million and $54 million from this agreement during the second quarter and first six months of 2009, respectively.  The Company has recognized $194 million of cumulative license revenue from this agreement from May 2008 through March 4, 2010.  In addition, the Company may receive royalties in future periods from Nanya for sales stack DRAM products manufactured by or for Nanya.

In response to adverse market conditions, the Company shut down production of NAND for IM Flash at the Company’s Boise fabrication facility beginning in the second quarter of 2009 and phased out the remainder of its 200mm DRAM production at the Boise fabrication facility in the second half of 2009.  The Company will adjust utilization of 200mm wafer processing capacity as product demand varies.

Memory sales for the second quarter of 2010 increased 106% from the second quarter of 2009 primarily due to a 173% increase in sales of DRAM products and a 32% increase in sales of NAND Flash products.  Memory sales for the first six months of 2010 increased 64% from the first six months of 2009 primarily due to a 103% increase in sales of DRAM products and a 17% increase in sales of NAND Flash products.

Sales of DRAM products for the second quarter and first six months of 2010 increased from the corresponding period of 2009 primarily due to increases of 105% and 89%, respectively, in gigabits sold and increases in average selling prices of 38% and 10%, respectively.  Increases in average selling prices on sales of DRAM products as a result of improved market conditions were partially offset by a shift in product mix to a higher proportion of DDR2 and DDR3 DRAM products that realize significantly lower average selling prices per gigabit than sales of specialty DRAM products.  Gigabit production of DRAM products increased approximately 103% and 84% for the second quarter and first six months of 2010, respectively, primarily due to additional supply received from the Company’s Inotera joint venture and production efficiencies from improvements in product and process technologies.

Sales of NAND Flash products for the second quarter and first six months of 2010 increased 32% and 17%, respectively, from the corresponding periods of 2009 primarily due to increases in gigabits sold of 72% and 64%, respectively, as a result of production increases.  The increases in NAND Flash gigabits sold were partially offset by declines of 23% and 28% in average selling prices per gigabit for the second quarter and first six months of 2010, respectively.  Gigabit production of NAND Flash products for the second quarter and first six months of 2010 increased 72% and 79%, respectively, as compared to the corresponding periods of 2009, primarily due to transitions to higher density, advanced geometry devices.  The production increases were achieved despite the shutdown of the Boise fabrication facility in the second half of 2009.

All Other segments sales for the second quarter of 2010 decreased 24% as compared to the first quarter of 2010 primarily due to lower sales of imaging wafers under the Company’s wafer supply arrangement with Aptina Imaging Corporation (“Aptina”).

Gross Margin

The Company’s gross margin percentage for Memory products for the second quarter of 2010 improved to 35% from 27% for the first quarter of 2010 primarily due to improvements in the gross margins for both DRAM and NAND Flash products.  Gross margins for Memory products in the second quarter of 2010 were positively affected by improvements in DRAM average selling prices as well as cost reductions for both DRAM and NAND Flash products.

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

	Second Quarter		First Quarter	Six Months
	2010	2009	2010	2010	2009
	(amounts in millions)

Inventory write-downs	$--	$(234)	$--	$--	$(603)
Estimated effect of previous inventory write-downs	9	277	22	31	434
Net effect of inventory write-downs	$9	$43	$22	$31	$(169)

In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Improvements in gross margins on sales of DRAM products for the second quarter of 2010 as compared to the first quarter of 2010 were primarily due to the 7% increase in average selling prices and a 5% reduction in costs per gigabit.  The reduction in DRAM costs per gigabit was primarily due to production efficiencies.  DRAM products acquired from the Company’s Inotera joint venture accounted for 13% and 10% of the Company total net sales in the second and first quarters of 2010, respectively.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  For the second and first quarter of 2010, gross margins realized by the Company on sales of Inotera DRAM products were significantly lower than margins realized by the Company on the sales of its other DRAM products.

The Company’s gross margin on sales of NAND Flash products for the second quarter of 2010 improved from the first quarter of 2010 primarily due to a 6% reduction in costs per gigabit.  The reduction in NAND Flash costs per gigabit was primarily due to lower manufacturing costs as a result of increased production of higher-density, advanced-geometry devices.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.

The Company’s gross margin percentage for Memory products improved to 35% for the second quarter of 2010 from negative 30% for the second quarter of 2009 primarily due to significant cost reductions and improvements in average selling prices for DRAM products.  The Company’s gross margin percentage for Memory products improved to 31% for the first six months of 2010 from negative 36% for the first six months of 2009 primarily due to significant cost reductions and improvements in average selling prices for DRAM products.

The Company’s gross margin on sales of DRAM products for the second quarter and first six months of 2010 improved from the corresponding periods of 2009 primarily due to reductions in costs per gigabit of approximately 44% and 52%, respectively, and due to increased in average selling prices of 38% and 10%, respectively.

The Company’s gross margin on sales of NAND Flash products for the second quarter and first six months of 2010 improved from the corresponding periods of 2009 primarily due to reductions in costs per gigabit of 48% and 57%, respectively, as a result of lower manufacturing costs.  The reductions in costs per gigabit on sales of NAND Flash products for the second quarter and first six months of 2010 were partially offset by the declines in average selling prices per gigabit of 23% and 28%, respectively.

The Company’s gross margin percentage for All Other segments declined in the second quarter of 2010 from the first quarter of 2010 primarily as a result of lower sales volumes for imaging products which caused imaging per wafer costs to increase.  The Company’s gross margin percentage for All Other segments declined in the second quarter and first six months of 2010 from the corresponding periods of 2009 primarily due to the conversion of imaging operations to a wafer foundry manufacturing model in connection with the Company’s July 10, 2009 sale of a 65% interest in Aptina, previously a wholly-owned subsidiary of the Company.  Under the wafer foundry model, the Company sells all of its output of imaging products to Aptina under a wafer supply agreement with pricing terms that generally result in lower gross margins than historically realized by the Company on sales of imaging products to end customers.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2010 increased 3% from the first quarter of 2010, primarily due to higher litigation costs for the Company and expenses associated with the Numonyx transaction.  SG&A expenses for the second quarter and first six months of 2010 increased 11% and 3%, respectively, from the corresponding periods of 2009 primarily due to higher payroll expenses resulting from the accrual of incentive-based compensation costs, partially offset by a reduction in expenses as a result of the sale of a 65% interest in Aptina in the fourth quarter of 2009.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of legal matters that progress to trial.

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

R&D expenses for the second quarter of 2010 were 8% higher than for the first quarter of 2010 primarily due to an increase in development wafers processed.  R&D expenses were reduced by $29 million in the second quarter of 2010, $26 million in the first quarter of 2010 and $25 million in the second quarter of 2009 for amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses for the second quarter and first six months of 2010 decreased 12% and 18%, respectively, from the corresponding periods of 2009 primarily due to a reduction in R&D costs for imaging products as a result of the sale of a 65% interest in Aptina in the fourth quarter of 2009, partially offset by higher payroll expenses resulting from the accrual of incentive-based compensation costs.

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

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Quarter ended	Six months ended
	March 4, 2010	March 5, 2009	December 3, 2009	March 4, 2010	March 5, 2009

(Gain) loss on disposition of property, plant and equipment	$(7)	$29	$(2)	$(9)	$43
(Gain) loss from changes in currency exchange rates	(2)	(6)	21	19	(3)
Other	(11)	(2)	(10)	(21)	(10)
	$(20)	$21	$9	$(11)	$30

Other operating income in the second quarter of 2010 includes $11 million of receipts from the U.S. government in connection with anti-dumping tariffs which is reflected in other in the table above.

Interest Income/Expense

As a result of the adoption of a new accounting standard for certain convertible debt, the Company modified its accounting for its 1.875% Convertible Notes.  The Company retrospectively allocated the $1.3 billion aggregate principal amount outstanding at inception between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through June 2014, the maturity date of the Convertible Notes, with the amortization recorded as additional non-cash interest expense.  As a result, the Company incurred additional non-cash interest expense of $13 million in the second quarter of 2010, $13 million in the first quarter of 2010, and $12 million in the second quarter of 2009.  Interest expense for the second quarter of 2010, first quarter of 2010 and second quarter of 2009, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $20 million, $20 million and $19 million, respectively.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Adjustment for Retrospective Application of New Accounting Standards.”)

Other Non-Operating Income (Expense), net

On August 3, 2009, Inotera sold common shares in a public offering at a price equal to 16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars on August 3, 2009).  As a result of the issuance, the Company’s interest in Inotera decreased from 35.5% to 29.8% and the Company recognized a gain of $56 million in the first quarter of 2010 (including $33 million from the acceleration of Inotera Amortization).  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – DRAM joint ventures with Nanya – Inotera.”)

Income Taxes

Income taxes for the second quarter of 2010, first quarter of 2010 and second quarter of 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  The (provision) benefit for taxes on U.S. operations in the second quarter of 2010, first quarter of 2010 and second quarter of 2009 was substantially offset by changes in the valuation allowance.

Equity in Net Income (Losses) of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa.  Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses on a two-month lag.  The Company recognized income from these equity method investments of $15 million for the second quarter of 2010 and losses of $14 million for the first quarter of 2010 and $56 million for the second quarter of 2009.

As a result of its sale of a 65% interest in its Aptina subsidiary on July 10, 2009, the Company’s investment in Aptina is accounted for as an equity method investment.  The Company’s shares in Aptina constitute 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Under the equity method, the Company recognizes its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag.  The Company recognized losses of $2 million in the second quarter of 2010 and $3 million in the first quarter of 2010 for its investment in Aptina.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2010, 2009 and 2008 primarily reflects the share of income or losses attributed to the noncontrolling interests in the Company’s TECH joint venture.  The Company purchased $99 million of TECH shares on February 27, 2009, $99 million of TECH shares on June 2, 2009, and $60 million of TECH shares on August 27, 2009.  As a result, noncontrolling interests in TECH were reduced from approximately 27% as of August 28, 2008 to approximately 15% as of September 3, 2009.  The Company purchased an additional $80 million of TECH shares on January 27, 2010 and further reduced noncontrolling interest in TECH to approximately 13%.   (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-based Compensation

Total compensation cost for the Company’s equity plans for the second quarter of 2010, first quarter of 2010 and second quarter of 2009 was $22 million, $31 million and $13 million, respectively.  Stock-based compensation expenses for the second and first quarters of 2010 increased from prior quarters primarily due to the accrual of performance-based stock compensation costs as a result of improved operating results.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.  As of March 4, 2010, $128 million of total unrecognized compensation cost related to non-vested awards was expected to be recognized through the second quarter of 2014.

Liquidity and Capital Resources

As of March 4, 2010, the Company had cash and equivalents and short-term investments totaling $1,870 million compared to $1,485 million as of September 3, 2009.  The balance as of March 4, 2010, included $153 million held at the Company’s IM Flash joint ventures and $181 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by the joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

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

Operating activities:  Net cash provided by operating activities was $1,130 million for the first six months of 2010 which reflected approximately $1,542 million generated from the production and sales of the Company’s products partially offset by an increase in working capital of approximately $412 million.  The increase in working capital compared to prior periods was primarily due to a $310 million increase in receivables due to the higher level of sales and in an increase in the proportion of sales to original equipment manufacturers that generally have longer payment terms than other customers.

Investing activities:  Net cash used for investing activities was $263 million for the first six months 2010, which included cash expenditures of $155 million for property, plant and equipment and $138 million for the acquisition of additional shares in Inotera.  A significant portion of the capital expenditures related to IM Flash and TECH operations.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects that capital spending will be approximately $850 million to $950 million for 2010.  As of March 4, 2010, the Company had commitments of approximately $500 million for the acquisition of property, plant and equipment, most of which is expected to be paid within one year.

Financing activities:  Net cash used for financing activities was $482 million for the first six months of 2010, which includes $172 million of distributions to joint venture partners and $136 million in payments on equipment purchase contracts.  Net cash used for financing activities also includes payments to reduce debt, net of proceeds received, of $170 million.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)

TECH’s credit facility contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants for TECH’s credit facility were modified and as of March 4, 2010, TECH was in compliance with the covenants.  The Company had guaranteed approximately 87% of the outstanding amount borrowed under TECH’s credit facility as of March 4, 2010, and its guarantee will increase to 100% on April 11, 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of March 4, 2010.

Joint ventures:  In the first six months of 2010, IM Flash distributed $172 million to Intel and the Company expects that it will make additional distributions to Intel in 2010.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.  In the second quarter of 2010, IM Flash began moving forward with start-up activities including placing purchase orders and preparing the facility for tool installations at its new 300mm wafer fabrication facility in Singapore that will commence in 2011.  The level of the Company’s future capital contributions to IM Flash will depend on the extent to which Intel participates with the Company in future IM Flash capital calls.  The Company contributed $25 million to IM Flash in the second quarter of 2010 and Intel did not match the Company’s contribution.

The Company made capital contributions to TECH of $80 million in 2010 and $258 million in 2009.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

On December 15, 2009, Inotera’s Board of Directors approved the issuance of 640 million common shares.  On February 6, 2010, the Company purchased approximately 196 million shares for $138 million under this offering, slightly increasing the Company’s interest in Inotera from 29.8% to 29.9%.

Contractual obligations:  As of March 4, 2010, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2010	2011	2012	2013	2014	2015 and thereafter
	(amounts in millions)
Notes payable1	$2,657	$203	$452	$409	$34	$1,559	$--
Capital lease obligations1	616	105	312	54	23	22	100
Operating leases	67	9	15	11	11	7	14

1 Includes interest

Recently Adopted Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion of 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

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

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008, to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $105 million at March 4, 2010.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 4, 2010, $2,076 million of the Company’s $2,719 million of debt was at fixed interest rates.  As a result, the fair value of the debt instruments fluctuates based on changes in market interest rates.  The estimated fair value of the debt instruments was $3,067 million as of March 4, 2010 and was $2,868 million as of September 3, 2009.  The Company estimates that as of March 4, 2010, a 1% decrease in market interest rates would change the fair value of the fixed-rate debt instruments by approximately $53 million.  As of March 4, 2010, $643 million of the debt instruments had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $6 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held cash and other assets in foreign currencies valued at an aggregate of U.S. $296 million as of March 4, 2010 and U.S. $229 million as of September 3, 2009.  The Company also had foreign currency liabilities valued at an aggregate of U.S. $804 million as of March 4, 2010, and U.S. $742 million as of September 3, 2009.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	March 4, 2010			September 3, 2009
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(in millions)

Deferred tax assets	$--	$115	$4	$--	$115	$4
Other assets	53	30	57	25	17	40
Accounts payable and accrued expenses	(58)	(180)	(129)	(68)	(141)	(99)
Debt	(293)	(18)	(3)	(289)	(25)	(4)
Other liabilities	(12)	(60)	(40)	(8)	(55)	(41)
Net assets (liabilities)	$(310)	$(113)	$(111)	$(340)	$(89)	$(100)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of March 4, 2010, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar, U.S. $1 million for yen and U.S. $1 million for the euro.  During the first quarter of 2010, the Company began using derivative instruments to hedge its foreign currency exchange rate risk.  (See Item 1. Financial Statements – “Derivative Financial Instruments” note.)

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  A trial date has not yet been scheduled.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to be between $850 million and $950 million for 2010.  As of March 4, 2010, we had cash and equivalents of $1,870 million, of which $334 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed and access to capital markets has historically been very important to us.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; and Toshiba Corporation.  Some of our competitors are large corporations or conglomerates that may have greater resources or greater access to resources, including governmental resources, to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.  As a result of improving conditions in the semiconductor memory market in recent periods, our competitors may increase capital expenditures resulting in future increases in worldwide supply.  Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition

Completion of the acquisition of Numonyx Holdings B.V. (“Numonyx”) is subject to a number of conditions under the acquisition agreement.

Completion of the acquisition of Numonyx is subject to a number of customary conditions under the acquisition agreement, including the following:

•	receipt of regulatory approvals and certain other governmental consents;

•
the representations and warranties contained in the acquisition agreement generally being true and correct when made and at closing, subject in each case to materiality qualifiers, and material compliance by each party with its covenants in the acquisition agreement;

•	no material adverse effect with respect to either Numonyx or Micron having occurred;

•	no laws or orders prohibiting the acquisition or pending legal proceedings by a governmental entity seeking to prohibit the acquisition;

•	adequate provision being made for the repayment of Numonyx’s existing bank debt;

•	Numonyx having a specified level of cash as of the Closing; and

•	the average of the volume weighted average prices of Micron’s common stock during a five trading day period prior to closing must be at least $5.00.

If one or more of the conditions to closing are not satisfied or waived, the acquisition may not be consummated.

The combined company may not realize the anticipated benefits of the proposed Numonyx acquisition because of significant challenges.

The failure to combine the operations of Micron and Numonyx successfully or otherwise to realize any of the anticipated benefits of the proposed acquisition could seriously harm the financial condition and results of operations of the combined company.  Realizing the anticipated benefits of the acquisition will depend in part on the timely integration of technology, operations, and personnel.  The combination of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Numonyx.  The challenges involved in this integration include the following:

•	combining product and service offerings;

•	coordinating research and development activities to enhance the development and introduction of new products and services;

•	preserving customer, supplier and other important relationships of both Micron and Numonyx and resolving potential conflicts that may arise;

•	managing product channels effectively during the period of combining operations;

•	minimizing the diversion of management attention from ongoing business concerns;

•	additional expenses associated with the acquisition and integration of Numonyx;

•	addressing differences in the business cultures of Micron and Numonyx to maintain employee morale and retain key employees;

•	optimizing inventory management over a broad distribution chain; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance and local laws and regulations.

We may not be successful in our efforts to integrate the technology, operations and personnel of Numonyx in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the acquisition to the extent, or in the timeframe, anticipated.  The anticipated benefits of the acquisition assume a successful combination.  In addition to the risks discussed above, our ability to realize the anticipated benefits of the acquisition could be adversely affected by practical or legal constraints on our ability to combine operations.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of Micron’s common stock following the acquisition.

In accordance with United States generally accepted accounting principles, the combined company will account for the acquisition using the acquisition method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of the common stock of Micron following completion of the acquisition. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to Numonyx’s net tangible assets and amortizable intangible assets based on their fair values as of the date of completion of the acquisition, and record the excess, if any, of the purchase price over those fair values as goodwill.  The combined company will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition.  In addition, to the extent the value of any goodwill or intangible assets recognized become impaired, the combined company may be required to incur material charges relating to the impairment of those assets.  These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

There are a number of risks and uncertainties related to Numonyx’s joint venture with Hynix.

Numonyx B.V., a wholly owned subsidiary of Numonyx, holds a minority equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited, formed pursuant to a joint venture agreement originally entered into between ST and Hynix prior to the formation of Numonyx (as amended and restated, the “JV Agreement”).  Under the terms of the JV Agreement, upon the consummation of the Numonyx acquisition, the parties have certain rights to buy or sell or cause the other party to buy or sell their interests in the Hynix JV.  If Hynix were to exercise its purchase rights following the Numonyx acquisition, Hynix would be required to pay Numonyx B.V. an amount equal to the net book value of the Hynix JV multiplied by Numonyx B.V.’s percentage ownership interest in the Hynix JV.  Concurrent with the execution of the Purchase Agreement, we, STMicroelectronics N.V. (“ST”) and Numonyx B.V. entered into a framework agreement (the “Framework Agreement”) pursuant to which Numonyx B.V. and ST have agreed to take certain actions in connection with the outstanding  $250 million loan (the “Loan”) by DBS Bank Ltd. (“DBS”) to the Hynix JV.  Under the terms of the Framework Agreement, if Hynix exercises its purchase rights described above, or if Numonyx otherwise transfers its stake in the Hynix JV to Hynix or a third party, it is anticipated that Numonyx B.V. will succeed to ST’s guarantee obligations and DBS’s rights as a creditor with respect to the Loan based upon the amount of net proceeds received by Numonyx B.V. for its interests in the Hynix JV.  Numonyx also has a supply arrangement with Hynix JV through which Numonyx acquires a material amount of its NAND and DRAM products used in Numonyx’s products.  Should Hynix exercise its purchase rights described above, upon notice, such supply arrangement may be terminated by Hynix.  In the event we are unable to negotiate an extension of such arrangement or a new arrangement on favorable terms, we will be required to secure and qualify alternative internal sources of supply to maintain the current sales volumes.  Any discontinuation of supply or change in terms would occur no earlier than three months from consummation of the Numonyx acquisition, but could be significantly longer depending upon the timing of any required regulatory approvals.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND Flash joint ventures with Intel, our Inotera DRAM joint venture with Nanya, our TECH DRAM joint venture, our MP Mask joint venture with Photronics, our Transform joint venture with Origin Energy and our CMOS image sensor wafer supply agreement with Aptina.  These joint ventures and strategic partnerships are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

•
our interests could diverge from our partners in the future or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in our joint venture;

•	recognition of our share of potential Inotera, Aptina and Transform losses in our results of operation;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures which may result in us increasing our capital contributions to such ventures resulting in additional cash expenditures by us;

•	the terms of our arrangements may turn out to be unfavorable;

•	cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	these operations may be less cost-efficient as a result of underutilized capacity;

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners; and

•	political or economic instability may occur in the countries where our joint ventures and/or partners are located.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

Our ownership interest in Inotera Memories, Inc. involves numerous risks.

Our 29.9% ownership interest in Inotera involves numerous risks including the following:

•
risks relating to actions that may be taken or initiated by Qimonda’s bankruptcy administrator relating to Qimonda’s transfer to us of its Inotera shares and to the possible rejection of or election of non-performance under certain patent and technology license agreements between us and Qimonda;

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

In connection with our ownership interest in Inotera, we have rights and obligations to purchase up to 50% of the wafer production of Inotera.  In the second quarter of 2010, we purchased $187 million of trench DRAM products from Inotera.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’s complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.   A trial date has not yet been scheduled.  (See “Item 1.  Legal Proceedings” for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

On January 13, 2006, Rambus, Inc. (“Rambus”) filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the Delaware Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court’s spoliation decision or further order of the California Court.  (See “Item 1. Legal Proceedings” for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

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

We currently have a higher level of debt compared to historical periods.  As of March 4, 2010 we had $2.7 billion of debt. We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during 2009 and another which was modified in 2010, have covenants that require us to maintain minimum levels of tangible net worth and cash and investments.  As of March 4, 2010, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of March 4, 2010, our 87% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $447 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  In the first quarter of 2010, TECH amended certain of its debt covenants under the credit facility.  We had guaranteed approximately 87% of the outstanding amount borrowed under TECH’s credit facility as of March 4, 2010, and our guarantee will increase to 100% on April 11, 2010.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing.  To avoid covenant defaults we may be required to repay debt obligations and/or make additional contributions to TECH, all of which could adversely affect our liquidity and financial condition.

We may make future acquisitions and alliances, which involve numerous risks.

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

As a result of the significant decreases in average selling prices for our semiconductor memory products, we recorded charges of $603 million in aggregate for 2009, $282 million in aggregate for 2008 and $20 million in 2007 to write down inventories to their estimated market value.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our semiconductor memory inventory by approximately $105 million at March 4, 2010.  If the estimated market values of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of these products, we will recognize charges to cost of goods sold to write down the carrying value of our inventories to market value.

The inability to reach an acceptable agreement with our TECH joint venture partners regarding the future of TECH after its shareholders’ agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among us, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of March 4, 2010, the ownership of TECH was held approximately 87% by us, approximately 10% by Canon and approximately 3% by HP.  The financial results of TECH are included in our consolidated financial statements.  In the second quarter of 2010, TECH accounted for 34% of our total DRAM wafer production.  The shareholders’ agreement for TECH expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are working with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH and have a significant adverse impact on our DRAM production and results of operation.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $19 million for the first six months of 2010, $30 million for 2009 and of $25 million for 2008.  We estimate that, based on our assets and liabilities denominated in currencies other than the U.S. dollar as of March 4, 2010, a 1% change in the exchange rate versus the U.S. dollar would result in foreign currency gains or losses of approximately U.S. $3 million for the Singapore dollar and $1 million for the yen and euro.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition will be adversely affected.

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

Sales to customers outside the United States approximated 83% of our consolidated net sales for the second quarter of 2010.  In addition, we have manufacturing operations in China, Italy, Japan, Puerto Rico and Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

In recent years, manufacturing supply has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM and NAND Flash products and substantial operating losses by us and our competitors.  The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  Consolidation of industry competitors could put us at a competitive disadvantage.  In addition, some governments have provided, or are considering, significant financial assistance for some of our competitors.

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2010, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 249,667 shares of its common stock at an average price per share of $9.84.  The Company retired the 249,667 shares in the second quarter of 2010.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 4, 2009 – January 7, 2010	6,384	$8.71	N/A	N/A
January 8, 2010 – February 4, 2010	141,105	10.46	N/A	N/A
February 5, 2010 – March 4, 2010	102,178	9.06	N/A	N/A
	249,667	9.84

Item 4.  Submission of Matters to a Vote of Security Holders

Please refer to “PART II.  OTHER INFORMATION – Item 4.  Submission of Matters to a Vote of Security Holders” of the Company's Quarterly Report on Form 10-Q for the quarter ended December 3, 2009 for a description and results of matters submitted to the shareholders at the Company's Annual Meeting of Shareholders on December 10, 2009.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.87*	Amended and Restated Joint Venture Agreement between Micron Semiconductor, B.V. and Nanya Technology Corporation dated January 11, 2010
10.88
Share Purchase Agreement among Micron Technology, Inc., Micron Semiconductor, B.V., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC dated February 9, 2010

10.89*	Framework Agreement among Micron Technology, Inc., STMicroelectronics N.V. and Numonyx B.V. dated February 9, 2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

_________________________
*	Confidential Treatment Requested
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 10, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: April 9, 2010	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)