Form 10-Q
period 2010-06-03
MICRON TECHNOLOGY INC
filed 2010-07-13
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2010

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

The number of outstanding shares of the registrant’s common stock as of July 8, 2010 was 994,171,461.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Net sales	$2,288	$1,106	$5,989	$3,501
Cost of goods sold	1,440	999	4,056	4,110
Gross margin	848	107	1,933	(609)

Selling, general and administrative	190	80	387	272
Research and development	142	162	427	508
Restructure	(5)	19	(7)	58
Goodwill impairment	--	--	--	58
Other operating (income) expense, net	(19)	92	(30)	122
Operating income (loss)	540	(246)	1,156	(1,627)

Gain from acquisition of Numonyx	437	--	437	--
Interest income	4	6	8	20
Interest expense	(44)	(49)	(137)	(137)
Other non-operating income (expense), net	1	(4)	56	(15)
	938	(293)	1,520	(1,759)

Income tax (provision) benefit	41	4	44	(14)
Equity in net income (losses) of equity method investees, net of tax	(19)	(45)	(23)	(106)
Net income (loss)	960	(334)	1,541	(1,879)

Net (income) loss attributable to noncontrolling interests	(21)	33	(33)	97
Net income (loss) attributable to Micron	$939	$(301)	$1,508	$(1,782)

Earnings (loss) per share:
Basic	$1.06	$(0.37)	$1.75	$(2.27)
Diluted	0.92	(0.37)	1.55	(2.27)

Number of shares used in per share calculations:
Basic	885.4	813.3	860.0	786.5
Diluted	1,049.4	813.3	1,019.7	786.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	June 3, 2010	September 3, 2009

Assets
Cash and equivalents	$2,313	$1,485
Receivables	1,568	798
Inventories	1,747	987
Other current assets	96	74
Total current assets	5,724	3,344
Intangible assets, net	341	344
Property, plant and equipment, net	6,635	7,089
Equity method investments	1,010	315
Other noncurrent assets	667	367
Total assets	$14,377	$11,459

Liabilities and equity
Accounts payable and accrued expenses	$1,492	$1,037
Deferred income	244	209
Equipment purchase contracts	223	222
Current portion of long-term debt	652	424
Total current liabilities	2,611	1,892
Long-term debt	1,717	2,379
Other noncurrent liabilities	582	249
Total liabilities	4,910	4,520

Commitments and contingencies

Micron shareholders’ equity:
Common stock, $0.10 par value, authorized 3,000 million shares, issued and outstanding 993.9 million and 848.7 million shares, respectively	99	85
Additional capital	8,441	7,257
Accumulated deficit	(877)	(2,385)
Accumulated other comprehensive income (loss)	17	(4)
Total Micron shareholders’ equity	7,680	4,953
Noncontrolling interests in subsidiaries	1,787	1,986
Total equity	9,467	6,939
Total liabilities and equity	$14,377	$11,459

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)
Nine months ended	June 3, 2010	June 4, 2009

Cash flows from operating activities
Net income (loss)	$1,541	$(1,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,474	1,683
Stock-based compensation	73	34
Equity in net losses of equity method investees	23	106
Provision to write down inventories to estimated market values	16	603
Gain from acquisition of Numonyx	(437)	--
Gain from Inotera stock issuance	(56)	--
Noncash restructure charges (credits)	(14)	157
(Gain) loss from disposition of property, plant and equipment, net	(10)	55
Goodwill impairment	--	58
Loss on write-down of Aptina imaging assets	--	53
Change in operating assets and liabilities:
(Increase) decrease in receivables	(556)	224
Increase in inventories	(88)	(311)
Increase (decrease) in accounts payable and accrued expenses	165	(6)
Decrease in customer prepayments	(143)	(44)
Increase in deferred income	28	71
Other	3	45
Net cash provided by operating activities	2,019	849

Cash flows from investing activities
Expenditures for property, plant and equipment	(269)	(439)
Acquisitions of equity method investments	(151)	(408)
Cash acquired from acquisition of Numonyx	95	--
Proceeds from sales of property, plant and equipment	86	13
(Increase) decrease in restricted cash	10	(57)
Proceeds from maturities of available-for-sale securities	--	130
Other	10	80
Net cash used for investing activities	(219)	(681)

Cash flows from financing activities
Repayments of debt	(748)	(373)
Distributions to noncontrolling interests	(244)	(592)
Payments on equipment purchase contracts	(199)	(127)
Proceeds from debt	200	716
Cash received from noncontrolling interests	24	24
Proceeds from issuance of common stock, net of costs	7	276
Other	(12)	(29)
Net cash used for financing activities	(972)	(105)

Net increase in cash and equivalents	828	63
Cash and equivalents at beginning of period	1,485	1,243
Cash and equivalents at end of period	$2,313	$1,306

Supplemental disclosures
Income taxes refunded (paid), net	$11	$(14)
Interest paid, net of amounts capitalized	(85)	(87)
Noncash investing and financing activities:
Stock and restricted stock units issued in acquisition of Numonyx	1,112	--
Equipment acquisitions on contracts payable and capital leases	281	305
Acquisition of interest in Transform	65	--
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions except per share amounts)
(Unaudited)

Business and Significant Accounting Policies

Basis of presentation:  Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as the “Company”) is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, the Company manufactures CMOS image sensors and other semiconductor products.  The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009, except for changes resulting from the adoption of new accounting standards for convertible debt and noncontrolling interests.  Prior year amounts and balances have been retrospectively adjusted to reflect the adoption of these new accounting standards.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and its consolidated results of operations and cash flows.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In the third quarter of 2010, the Company added a new reportable segment as a result of the acquisition of Numonyx and has two reportable segments, Memory and Numonyx.  The Company included the former Numonyx business as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash, NAND Flash, DRAM and Phase Change non-volatile memory.

The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010 contains 52 weeks and the third quarter and first nine months of fiscal 2010, which ended on June 3, 2010, contained 13 weeks and 39 weeks, respectively.  The Company’s fiscal 2009, which ended on September 3, 2009, contained 53 weeks and the third quarter and first nine months of fiscal 2009 contained 13 weeks and 40 weeks, respectively.  All period references are to the Company’s fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended September 3, 2009 and in the Company’s report on Form 8-K filed on March 4, 2010.

Recently adopted accounting standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of these types of convertible debt instruments separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  The Company adopted this standard effective as of the beginning of 2010.  The initial adoption did not have a significant impact on the Company’s financial statements.  The acquisition of Numonyx was accounted for under the provisions of this new standard.

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

Numonyx Holdings B.V.

On May 7, 2010, the Company completed its acquisition of Numonyx Holdings B.V. (“Numonyx”), which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change non-volatile memory technologies and products.  The Company acquired Numonyx to further strengthen the Company’s portfolio of memory products, increase manufacturing and revenue scale, access Numonyx’s customer base and provide opportunities to increase multi-chip offerings in the embedded and mobile markets.  In connection therewith, the Company issued 137.7 million shares of the Company’s common stock in exchange for all of the outstanding Numonyx capital stock and issued 4.8 million restricted stock units to employees of Numonyx in exchange for all of their outstanding restricted stock units.  The total fair value of the consideration the Company paid for Numonyx was $1,112 million and consisted of $1,091 million for the shares issued to the Numonyx shareholders and $21 million for the restricted stock units issued to employees of Numonyx.  The fair value of the consideration was determined based on the trading price of the Company’s common shares on the acquisition date discounted for the resale restrictions on the shares.  Of the shares issued to the Numonyx shareholders, 21.0 million were placed in escrow as partial security for the Numonyx shareholders’ indemnity obligations resulting from the acquisition.  The shares in escrow may be sold after November 6, 2010, but the proceeds from any sale remain in escrow until May 7, 2011, at which time the escrow assets are payable to the Numonyx shareholders, net of any indemnification claims from the Company.  Included in the selling, general and administrative expenses in the results of operations for the third quarter and first nine months of 2010 are transaction costs of $12 million and $19 million, respectively, incurred in connection with this acquisition.

The Company provisionally determined the assets and liabilities of Numonyx based on fair values as of May 7, 2010 utilizing an in-exchange model.  Because the purchase price was less than the fair value of net assets of Numonyx, the Company recognized a preliminary gain on the acquisition of $437 million.  The Company believes the gain realized in acquisition accounting was the result of a number of factors, including the following: significant losses recognized by Numonyx during the recent downturn in the semiconductor memory industry; substantial volatility in Numonyx’s primary markets; market perceptions that future opportunities for Numonyx products in certain markets are limited; the liquidity afforded to the sellers as a result of the limited opportunities to realize the value of their investment in Numonyx; and potential gains to the sellers through their investment in the Company’s equity from synergies between Numonyx and the Company.  The consideration and provisional valuation of assets acquired and liabilities assumed were as follows:

Consideration:
Fair value of common stock issued	$1,091
Fair value of restricted stock units issued	21
$1,112

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	$95
Receivables	256
Inventories	689
Other current assets	28
Intangible assets	29
Property, plant and equipment	344
Equity method investment	414
Other noncurrent assets	307

Accounts payable and accrued expenses	(310)
Other current liabilities	(5)
Other noncurrent liabilities	(298)
Total net assets acquired	1,549
Gain on acquisition	(437)
$1,112

Other noncurrent liabilities in the table above include contingent liabilities of $66 million for uncertain tax positions (a significant portion for which the Company has recorded an indemnification asset in other noncurrent assets in the table above) and $15 million for the Company’s obligation, subject to certain conditions, to guarantee certain debt of Hynix-Numonyx Semiconductor Ltd., an acquired equity method investment.  These amounts were estimated based on the present value of probability-weighted cash flows. The Company’s results of operations for the third quarter and first nine months of 2010 include $80 million of net sales and $21 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.  (See “Equity Method Investments – Hynix JV” note.)

The following unaudited pro forma financial information presents the combined results of operations of the Company and Numonyx as if the companies were combined as of the beginning of 2009.  The pro forma financial information includes the accounting affects of the business combination, including the adjustment of amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales, as if the companies were actually combined as of the beginning of 2009.  The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the companies been combined as of the beginning of 2009.

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Net sales	$2,781	$1,447	$7,489	$4,873
Net income (loss)	987	(402)	1,538	(2,045)
Net income (loss) attributable to Micron	966	(368)	1,505	(1,948)
Earnings (loss) per share:
Basic	$0.98	$(0.40)	$1.53	$(2.16)
Diluted	0.86	(0.40)	1.38	(2.16)

The unaudited pro forma financial information for the three and nine month periods ended June 3, 2010 includes the results of the Company for the periods ended June 3, 2010 and the results of Numonyx, including the adjustments described above, for the three and nine month periods ended March 27, 2010.  The three and nine month periods ended June 4, 2009 includes the results of the Company for the periods ended June 4, 2009 and the results of Numonyx, including the adjustments described above, for the three and nine month periods ended March 28, 2009.

Supplemental Balance Sheet Information

Receivables	June 3, 2010	September 3, 2009

Trade receivables (net of allowance for doubtful accounts of $5 million and $5 million, respectively)	$1,237	$591
Income and other taxes receivable	117	49
Related party receivables	65	70
Other	149	88
	$1,568	$798

As of June 3, 2010, related party receivables included $60 million due from Aptina Imaging Corporation (“Aptina”) under a wafer supply agreement for image sensor products, $3 million due from Inotera Memories, Inc. (“Inotera”) for reimbursement of expenses incurred under a technology transfer and cost sharing agreement and $2 million due from Transform Solar Pty Limited for transition services and photovoltaic product development activities.  As of September 3, 2009, related party receivables included $69 million due from Aptina under a wafer supply agreement for image sensor products and $1 million due from Inotera for reimbursement of expenses incurred under a technology transfer agreement.

As of June 3, 2010 and September 3, 2009, other receivables included $30 million and $29 million, respectively, due from Intel Corporation (“Intel”) for amounts related to NAND Flash product design and process development activities.

Inventories	June 3, 2010	September 3, 2009

Finished goods	$475	$233
Work in process	1,161	649
Raw materials and supplies	111	105
	$1,747	$987

The Company’s results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.

Intangible Assets

	June 3, 2010		September 3, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$420	$(171)	$439	$(181)
Customer relationships	127	(62)	127	(50)
Other	51	(24)	28	(19)
	$598	$(257)	$594	$(250)

During the first nine months of 2010 and 2009, the Company capitalized $27 million and $82 million, respectively, for product and process technology with weighted-average useful lives of 9 years.  In addition, in connection with the acquisition of Numonyx, the Company recorded other intangible assets of $29 million related to a supply agreement, which is being amortized through the expected remaining term of the agreement of August 2010.  (See “Numonyx Holdings B.V.” note.)

Amortization expense for intangible assets was $23 million and $57 million for the third quarter and first nine months of 2010, respectively, and $18 million and $58 million for the third quarter and first nine months of 2009, respectively.  Annual amortization expense for intangible assets is estimated to be $96 million for 2010, $65 million for 2011, $57 million for 2012, $53 million for 2013 and $45 million for 2014.

Property, Plant and Equipment	June 3, 2010	September 3, 2009

Land	$95	$96
Buildings	4,391	4,473
Equipment	12,630	11,834
Construction in progress	62	47
Software	269	268
	17,447	16,718
Accumulated depreciation	(10,812)	(9,629)
	$6,635	$7,089

Depreciation expense was $453 million and $1,356 million for the third quarter and first nine months of 2010, respectively, and $488 million and $1,572 million for the third quarter and first nine months of 2009, respectively.

The Company, through its IM Flash joint venture, has an unequipped wafer fabrication facility in Singapore that was completed in the first quarter of 2009 but had been idle through the first quarter of 2010.  The Company has been recording depreciation expense for the facility since its completion and its net book value was $605 million as of June 3, 2010.  In the second quarter of 2010, IM Flash began moving forward with start-up activities at the Singapore wafer fabrication facility, including placing purchase orders and preparing the facility for tool installations expected to commence in 2011.

As of June 3, 2010 and September 3, 2009, other noncurrent assets included $137 million and $81 million, respectively, for buildings, equipment and related assets classified as held for sale.  Assets held for sale as of June 3, 2010 include a facility in Catania, Italy acquired in connection with the Numonyx acquisition.  In July 2010, the Company transferred title to the Catania facility to STMicroelectronics N.V. in exchange for consideration of $78 million.

Goodwill

In the second quarter of 2009, the Company’s imaging operations (the primary component of All Other segment) experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, the Company’s imaging operations and its competitors experienced significant declines in market value.  Accordingly, in the second quarter of 2009, the Company performed an assessment of its imaging operations segment goodwill for impairment.  Based on this assessment, the Company wrote off all of the $58 million of goodwill associated with its imaging operations as of March 5, 2009.

Equity Method Investments

	June 3, 2010		September 3, 2009
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

Inotera	$442	29.9%	$229	29.8%
MeiYa	45	50.0%	42	50.0%
Hynix JV	417	20.7%	--	--
Transform	74	50.0%	--	--
Aptina	32	35.0%	44	35.0%
	$1,010		$315

The Company has partnered with Nanya Technology Corporation (“Nanya”) in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”), which are accounted for by the Company as equity method investments.  In connection with the Numonyx acquisition on May 7, 2010, the Company acquired an equity method investment in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a manufacturer of semiconductor memory products.  Additionally, the Company has equity method investments in Aptina Imaging Corporation (“Aptina”), a CMOS imaging company, and in Transform Solar Pty Limited (“Transform”), a joint venture to develop and manufacture photovoltaic products.

DRAM joint ventures with Nanya:  The Company has a partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company recognized $13 million and $65 million of license revenue from this arrangement during the third quarter and first nine months of 2010, respectively, and recognized $25 million and $79 million during the third quarter and first nine months of 2009, respectively.  The Company has recognized $207 million of cumulative license revenue from this arrangement from May 2008 through April 2010.  Under a cost sharing arrangement effective in April, 2010, the Company and Nanya began sharing equally in DRAM development costs and the Company’s research and development costs were reduced by $24 million in the third quarter of 2010 due to this cost sharing agreement.  In addition, in the third quarter of 2010, the Company received $2 million of royalties from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with previously developed technology.

The Company has concluded that both Inotera and MeiYa are variable interest entities because of the Inotera and MeiYa supply agreements with the Company and Nanya.  Nanya and the Company are considered related parties under the accounting standards for consolidating variable interest entities.  The Company reviewed several factors to determine whether it is the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to Nanya and the Company, the nature of day-to-day operations and certain other factors.  Based on those factors, the Company determined that Nanya is more closely associated with, and therefore the primary beneficiary of, Inotera and MeiYa.  The Company accounts for its interests using the equity method of accounting and does not consolidate these entities.  The Company recognizes its share of earnings or losses from these entities on a two-month lag.

Inotera:  In the first quarter of 2009, the Company acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”).  On August 3, 2009, Inotera sold 640 million common shares in a public offering at a price equal to 16.02 New Taiwan dollars per common share (approximately $0.49 U.S. dollars on August 3, 2009).  As a result of the share issuance, the Company’s equity interest in Inotera decreased from 35.5% to 29.8% and the Company recognized a gain of $56 million in the first quarter of 2010.  On February 6, 2010, as part of another offering of 640 million common shares, the Company and Nanya each paid $138 million to purchase approximately 196 million shares each, slightly increasing the Company’s equity interest in Inotera from 29.8% to 29.9%.  As of June 3, 2010, the ownership of Inotera was held 30.0% by Nanya, 29.9% by the Company and the balance was publicly held.

The Company’s carrying value of its initial investment in Inotera is less than its proportionate share of Inotera’s equity.  This difference is being amortized as a credit to earnings in the Company’s statement of operations through equity in net income (losses) of equity method investees (the “Inotera Amortization”).  The Company’s results of operations for the third quarter and first nine months of 2010 include $14 million and $38 million, respectively, of Inotera Amortization and its results of operations for the third quarter and first nine months of 2009 include $15 million and $23 million, respectively, of Inotera Amortization.  During the third quarter of 2009, the Company received $50 million from Inotera pursuant to the terms of a technology transfer agreement and, in connection therewith, recognized $3 million and $13 million of revenue in the third quarter and first nine months of 2010, respectively.  The $56 million gain recognized in the first quarter of 2010 on Inotera’s issuance of shares included $33 million of accelerated Inotera Amortization.  As of June 3, 2010, $138 million of Inotera Amortization remained to be recognized over a weighted-average period of 4 years.

In connection with the Company’s initial acquisition of shares in Inotera, the Company and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) pursuant to which Inotera will sell trench and stack DRAM products to the Company and Nanya.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity.  In the third quarter and first nine months of 2010, the Company purchased $188 million and $543 million, respectively, of DRAM products (substantially all of which were trench technologies) from Inotera under the Inotera Supply Agreement.

During the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench DRAM products from Inotera under a separate supply agreement between Inotera and Qimonda (“the Qimonda Supply Agreement”).  Pursuant to the Company’s obligations under the Inotera Supply Agreement, the Company’s purchase obligation includes purchasing Inotera’s trench DRAM capacity, less any trench DRAM products sold to Qimonda pursuant to the Qimonda Supply Agreement.  As a result, the Company recorded $14 million and $65 million in cost of goods sold in the third quarter and first nine months of 2009 for its obligations to Inotera as a result of Qimonda’s default.

The Company’s results of operations for the third quarter and first nine months of 2010 include losses of $4 million and $3 million, respectively, and its results of operations for the third quarter and first nine months of 2009 include losses of $43 million and $99 million, respectively, from its equity interest in Inotera.

The Company recorded gains (losses) to other comprehensive income (loss) for translation adjustments on its investment in Inotera of $7 million and $17 million for the third quarter and first nine months of 2010, respectively, and $(19) million and $(18) million for the third quarter and first nine months of 2009, respectively.  As of June 3, 2010, there was a gain of $14 million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet for cumulative translation adjustments on the Company’s equity interest in Inotera.  Based on the closing trading price of Inotera’s shares in an active market on June 3, 2010, the market value of the Company’s equity interest in Inotera was $819 million.

As of June 3, 2010, the Company’s maximum exposure to loss on its equity interest in Inotera equaled the $428 million recorded in the consolidated balance sheet for its investment in Inotera (which includes the $14 million gain in accumulated other comprehensive income (loss)).  The Company may also incur losses in connection with its obligations under the Inotera Supply Agreement to purchase up to 50% of Inotera’s wafer production under a long-term pricing arrangement.

MeiYa:  The Company and Nanya formed MeiYa in the fourth quarter of 2008.  In connection with the acquisition of its equity interest in Inotera, the Company entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  In addition, MeiYa has sold substantially all of its assets to Inotera.  As of June 3, 2010, the ownership of MeiYa was held 50% by Nanya and 50% by the Company.  The Company’s results of operations for the third quarter and first nine months of 2010 include gains of $1 million and its results of operations for the third quarter and first nine months of 2009 include losses of $2 million and $7 million, respectively, from its equity interest in MeiYa.  The Company recorded gains (losses) to other comprehensive income (loss) for translation adjustments on its investment in MeiYa of $1 million and $2 million for the third quarter and first nine months of 2010, respectively, and $(3) million and $(8) million for the third quarter and first nine months of 2009, respectively.  As of June 3, 2010, there was $(4) million in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet for cumulative translation adjustments on the Company’s equity interest in MeiYa.

As of June 3, 2010, the Company’s maximum exposure to loss on its MeiYa equity interest equaled the $49 million recorded in the Company’s consolidated balance sheet for its investment in MeiYa (which includes the $(4) million loss in accumulated other comprehensive income (loss)).

Hynix JV: In connection with the Company’s acquisition of Numonyx, the Company acquired a 20.7% noncontrolling interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  The Hynix JV was formed pursuant to a joint venture agreement originally entered into between STMicroelectronics N.V. (“ST”) and Hynix prior to the formation of Numonyx (as amended and restated, the “JV Agreement”).  (See “Numonyx Holdings B.V.” note.)

Under the terms of the JV Agreement, the change in control of Numonyx due to its acquisition by the Company gave rise to certain rights of the parties to the JV Agreement to buy or sell or cause the other party to buy or sell their equity interests in the Hynix JV, including the right of Hynix to purchase all of the Company’s equity interest in the Hynix JV (the “Hynix Call Option”).  Pursuant to the JV Agreement, the exercise price of the Hynix Call Option is an amount equal to the positive difference between the book value of the Hynix JV’s total assets and the book value of the Hynix JV’s total liabilities, multiplied by the Company’s percentage ownership in the Hynix JV, estimated to be approximately $425 million.  On May 28, 2010, Hynix gave notice to the Company of its exercise of the Hynix Call Option to acquire the Company’s 20.7% interest in the Hynix JV, subject to regulatory approval.  The consummation of the equity transfer is expected to take place prior to the end of the first quarter of fiscal 2011.

Hynix JV Supply Agreement:  Pursuant to the terms of a supply agreement with the Hynix JV, the Company purchased $29 million of memory products from the Hynix JV in the third quarter of 2010.  The Hynix JV is permitted to terminate the supply agreement upon exercise of the Hynix Call Option and the consummation of the equity transfer.  On May 28, 2010, the Hynix JV delivered notice to the Company of its intent to terminate the JV supply agreement concurrent with the consummation of the equity transfer.  A significant portion of Numonyx’s net sales is dependent upon sales of products supplied to it by the Hynix JV pursuant to the JV supply agreement.  The Company and the Hynix JV are currently in discussions to enter into a new supply agreement.  If the parties are unable to reach agreement and the JV supply agreement is terminated, the Hynix JV will have no further supply obligations to the Company.

DBS Loan Arrangements:  Concurrent with the completion of the Company’s acquisition of Numonyx, the Company and ST entered into a framework agreement (the “Framework Agreement”) that provides that the Company is required to take certain actions in connection with an outstanding $250 million loan (the “Loan”), due in periodic installments from 2014 through 2016, made by DBS Bank Ltd. (“DBS”) to the Hynix JV.  In particular, the Company has agreed that, subject to certain conditions, within two business days after receipt of the proceeds from the equity transfer, it will deposit $250 million of such proceeds into a pledged account at DBS.  The funds deposited into such account will collateralize the Company’s obligations under a guarantee of the Loan, which guarantee is to be entered into by the Company concurrent with such deposit.  The amount on deposit in the DBS account will be accounted for as restricted cash in other noncurrent assets in the accompanying consolidated balance sheet.  The amount on deposit and the Company’s guarantee decrease as payments are made by the Hynix JV against the Loan.  As of June 3, 2010, other noncurrent liabilities included $15 million for the fair value of the Company’s obligations under the Framework Agreement.

Transform: On December 18, 2009, the Company acquired a 50% interest in Transform, a subsidiary of Origin Energy Limited (“Origin”), which is a public company in Australia.  In exchange for its equity interest in Transform, the Company contributed nonmonetary assets from its Memory segment with a fair value of $65 million, consisting of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of its Boise, Idaho manufacturing facilities.  The carrying value of the nonmonetary assets was approximately equal to the fair value of the Company’s equity interest in Transform and no gain or loss was recognized on the contribution.  As of June 3, 2010, the ownership of Transform was held 50% by the Company and 50% by Origin.  During the second quarter and third quarter of 2010, the Company and Origin each contributed $5 million and $8 million, respectively, of cash to Transform.  The Company recognizes its share of earnings or losses from Transform on a two-month lag.

The Company’ carrying value of its equity interest in Transform exceeds its proportionate share of Transform’s equity.  This difference is being amortized as a charge to earnings in the Company’s statement of operations through equity in net income (losses) of equity method investees (the “Transform Amortization”).  As of June 3, 2010, $28 million of Transform Amortization remained to be recognized over a weighted-average period of 7 years.

The Company’s results of operations for the third quarter of 2010 include losses of $6 million from its equity interest in Transform.  The Company’s results of operations for the first nine months of 2010 include $9 million of net sales, which approximates its cost, for transition services provided to Transform.

As of June 3, 2010, other noncurrent assets included $34 million for the manufacturing facilities leased to Transform and liabilities included $34 million for deferred rent revenue on the fully-paid lease.  Additionally, as of June 3, 2010, other noncurrent assets and liabilities included $6 million for the value of certain equipment and intangible assets, which the Company was obligated to contribute to Transform.

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

As of June 3, 2010, the Company’s maximum exposure loss on its equity interest in Transform equaled $74 million.

Aptina:  In the fourth quarter of 2009, the Company sold a 65% interest in Aptina, previously a wholly-owned subsidiary, to Acquisition L.P. (owned primarily by Riverwood Capital LLC and TPG Partners VI, L.P.).  A portion of the 65% interest held by Acquisition L.P. is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, as of June 3, 2010, the Company’s remaining interest represented 64% of Aptina’s common stock, and Acquisition L.P. held 36% of Aptina’s common stock.  The Company recognizes its share of earnings or losses from Aptina on a two-month lag.  The Company’s results of operations for the third quarter and first nine months of 2010 include losses of $11 million and $16 million, respectively, for its equity interest in Aptina.

The Company manufactures imaging products for Aptina under a wafer supply agreement.  In the third quarter and first nine months of 2010, the Company recognized sales of $92 million and $280 million, respectively, and cost of goods sold of $89 million and $283 million, respectively, from products sold to Aptina.

Accounts Payable and Accrued Expenses	June 3, 2010	September 3, 2009

Accounts payable	$844	$526
Salaries, wages and benefits	278	147
Related party payables	203	83
Income and other taxes	54	32
Customer advances	7	150
Other	106	99
	$1,492	$1,037

Related party payables consisted of amounts primarily due to Inotera under the Inotera Supply Agreement, consisting of $136 million and $51 million as of June 3, 2010 and September 3, 2009, respectively, for the purchase of DRAM products and $32 million as of September 3, 2009 for underutilized capacity.  Related party payables as of June 3, 2010 also included $65 million for amounts due for the purchase of memory products related to the Hynix JV supply agreement.  (See “Equity Method Investments” note.)

As of September 3, 2009, customer advances included $142 million to provide certain NAND Flash memory products to Apple Computer, Inc. (“Apple”) through December 31, 2010 pursuant to a prepaid NAND Flash supply agreement.  As of June 3, 2010 and September 3, 2009, other accounts payable and accrued expenses included $11 million and $24 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.

Debt	June 3, 2010	September 3, 2009

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $255 million and $295 million, respectively, due June 2014	$1,045	$1,005
Capital lease obligations, weighted-average imputed interest rates of 6.7%, due in monthly installments through February 2023	503	559
TECH credit facility, effective interest rate of 4.0% and 3.6% , respectively, net of discount of $2 million and $2 million, respectively, due in periodic installments through May 2012	398	548
Convertible senior notes, interest rate of 4.25%, due October 2013	230	230
EDB note, denominated in Singapore dollars, interest rate of 5.4%	--	208
Mai-Liao Power note, stated interest rate of 2.5% and 2.4%, respectively, effective interest rate of 12.1%, net of discount of $7 million and $18 million, respectively, due November 2010	193	182
Convertible subordinated notes, interest rate of 5.6%, due April 2010	--	70
Other notes	--	1
	2,369	2,803
Less current portion	(652)	(424)
	$1,717	$2,379

In the first quarter of 2010, the Company adopted a new accounting standard for certain convertible debt.  The new standard was applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”) and required the liability and equity components of the Convertible Notes to be accounted for separately.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In the third quarter of 2010, the Company recorded $13 million in capital lease obligations with a weighted-average imputed interest rate of 9.6%, payable in periodic installments through May 2013.  As of June 3, 2010, $34 million of the Company’s total capital lease obligations contained covenants that require minimum levels of tangible net worth, cash and investments.  On May 13, 2010, the Company modified a loan agreement with a lender and, as a result, $21 million of previously restricted cash became available to the Company.  The Company was in compliance with its covenants related to capital lease obligations as of June 3, 2010.

The TECH credit facility is collateralized by substantially all of the assets of TECH (approximately $1,700 million as of June 3, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of June 3, 2010, TECH was in compliance with the covenants.  The Company has guaranteed 100% of the outstanding amount of the TECH credit facility.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of June 3, 2010.

On June 1, 2010, the Company repaid the outstanding balance of $213 million to the Singapore Economic Development Board that was due February 2012.

In the first quarter of 2010, the Company’s note payable to Nan Ya Plastics was replaced with a note payable to Mai-Liao Power Corporation, an affiliate of Nan Ya Plastics.  Nan Ya Plastics and Mai-Liao Power Corporation are subsidiaries of Formosa Plastics Corporation.  The note to Mai-Liao Power Corporation has the same terms and remaining maturity as the previous note to Nan Ya Plastics.  The Company’s note to Mai-Liao Power Corporation is collateralized by a first-priority security interest in certain of the Inotera shares owned by the Company aggregating a maximum market value of $250 million.  Based on Inotera’s share price as of June 3, 2010 and the number of shares underlying the collateral, the carrying value of the collateral was $135 million.  (See “Equity Method Investments – DRAM joint ventures with Nanya – Inotera” note.)

On April 1, 2010, the Company repaid the $70 million outstanding principal balance and accrued interest on the 5.6% convertible subordinated notes.  The conversion option of these notes expired unexercised.

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

In the normal course of business, the Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party.  It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, payments made by the Company under these types of agreements have not had a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is involved in the following antitrust, patent and securities matters.

Antitrust matters:  On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’ complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  A trial date has not been scheduled.

At least sixty-eight purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California court granted in part and denied in part the Company’s motion to dismiss plaintiffs’ second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.  In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks joint and several damages, trebled, as well as injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, the Company executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, the Company agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

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

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice (“SDE”) announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE’s Notice of Investigation names various DRAM manufacturers and certain executives, including the Company, and focuses on the period from July 1998 to June 2002.  The Company has not yet been served with the investigation.

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

Patent matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that the Company’s products or manufacturing processes infringe their intellectual property rights.  In this regard, the Company is engaged in litigation with Rambus relating to certain of Rambus’ patents and certain of the Company’s claims and defenses.  Lawsuits between Rambus and the Company are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.  On January 9, 2009, the Delaware Court entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.  In the U.S. District Court for the Northern District of California, trial on a patent phase of the case has been stayed pending resolution of Rambus’ appeal of the Delaware spoliation decision or further order of the California Court.

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

On December 11, 2009, Ring Technology Enterprises of Texas LLC (“Ring”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company’s memory products infringe one Ring Technology U.S. patent.  On June 26, 2010, the Company executed a settlement agreement with Ring resolving the dispute.

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

Adjustments for Retrospective Application of New Accounting Standards

Effective as of the beginning of 2010, the Company adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  These new accounting standards required retrospective application and the Company’s financial statements contained herein have been adjusted to reflect the impact of adopting these new accounting standards.  The impact of the retrospective adoption is summarized below.

Noncontrolling interests in subsidiaries:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and (2) included in net income in the consolidated statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to the Company’s 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of convertible notes to be accounted for separately, whereby the liability component recognized at the issuance of convertible notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance is allocated to equity.  In subsequent periods, the liability component recognized at issuance is amortized or accreted to the principal amount through interest expense.  The adoption of the new standard for the May 2007 Convertible Notes resulted in a $402 million decrease in debt, a $394 million increase in additional capital and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  Information related to the equity and debt components of the Convertible Notes is as follows:

As of	June 3, 2010	September 3, 2009

Principal amount of the Convertible Notes	$1,300	$1,300
Unamortized discount	(255)	(295)
Carrying amount of the Convertible Notes	$1,045	$1,005

Carrying amount of the equity component	$394	$394

The unamortized discount as of June 3, 2010 will be recognized as interest expense over approximately 4 years through the June 2014 maturity date of the Convertible Notes.

Information related to interest rates and expenses is as follows:

	Quarter Ended		Nine Months Ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Effective interest rate	7.9%	7.9%	7.9%	7.9%
Interest expense:
Contractual interest coupon	$6	$6	$18	$19
Amortization of discount and issuance costs	14	13	41	39

Effect of adjustments for retrospective application of new accounting standards on financial statements:  The following tables set forth the financial statement line items affected by the retrospective application of the new accounting standards for noncontrolling interests and certain convertible debt as of and for the periods indicated:

	Consolidated Statement of Operations
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Quarter ended June 4, 2009:
Other operating (income) expense, net	$92	$--	$--	$92
Interest expense	(37)	--	(12)	(49)
Other non-operating income (expense), net	(3)	--	(1)	(4)
Income tax (provision) benefit	2	--	2	4
Net loss	(290)	(33)	(11)	(334)
Net loss attributable to Micron	--	(290)	(11)	(301)
Net loss per share:
Basic and diluted	$(0.36)	$--	$(0.01)	$(0.37)

Nine months ended June 4, 2009:
Other operating (income) expense, net	$121	$--	$1	$122
Interest expense	(102)	--	(35)	(137)
Income tax (provision) benefit	(15)	--	1	(14)
Net loss	(1,747)	(97)	(35)	(1,879)
Net loss attributable to Micron	--	(1,747)	(35)	(1,782)
Net loss per share:
Basic and diluted	$(2.22)	$--	$(0.05)	$(2.27)

	Consolidated Balance Sheet
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
As of September 3, 2009		Noncontrolling Interests	Convertible Debt

Assets
Property, plant and equipment, net	$7,081	$--	$8	$7,089
Other noncurrent assets	371	--	(4)	367
Total assets	11,455	--	4	11,459

Liabilities and equity
Long-term debt	$2,674	$--	$(295)	$2,379
Total liabilities	4,815	--	(295)	4,520

Micron shareholders’ equity:
Additional capital	$6,863	$--	$394	$7,257
Accumulated deficit	(2,291)	--	(94)	(2,385)
Accumulated other comprehensive (loss)	(3)	--	(1)	(4)
Total Micron shareholders’ equity	--	4,654	299	4,953
Total equity	4,654	1,986	299	6,939
Total liabilities and equity	11,455	--	4	11,459

	Consolidated Statement of Cash Flows
	As Previously Reported	Effects of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Nine Months Ended June 4, 2009:
Cash flows from operating activities:
Net loss	$(1,747)	$(97)	$(35)	$(1,879)
Depreciation and amortization	1,648	--	35	1,683
Noncontrolling interests in net income (loss)	(97)	97	--	--

Derivative Financial Instruments

The Company is exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the Singapore dollar, euro and yen.  The Company uses derivative instruments to manage exposures to foreign currency.  The Company’s primary objective in entering into these derivatives is to reduce the volatility of earnings associated with changes in foreign currency.  The Company’s derivatives consist primarily of forward contracts that are designed to reduce the impact that changes in foreign exchange rates have on earnings attributable to Micron shareholders.  The Company utilizes a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  The currency forward contracts are not designated for hedge accounting.  At the end of each reporting period, monetary assets and liabilities held or denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealer or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).

The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

Total gross notional amounts and fair values for derivative currency forward contracts outstanding as of June 3, 2010, presented by currency, were as follows:

Currency	Notional Amount Outstanding (in U.S. Dollars)	Balance Sheet Line Item	Fair Value of Asset (Liability)

Euro	$251	Accounts payable and accrued expenses	$(9)
Singapore dollar	154	Accounts payable and accrued expenses	(1)
Yen	60	Receivables	1
Other	8	Accounts payable and accrued expenses	--
	$473		$(9)

For the third quarter and first nine months of 2010, the Company recognized losses of $23 million and $38 million, respectively, included in other operating income (expense), on currency forward contracts.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis as of June 3, 2010 and September 3, 2009 were as follows:

	As of June 3, 2010				As of September 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$1,710	$--	$--	$1,710	$1,184	$--	$--	$1,184
Certificates of deposit(2)	--	379	--	379	--	217	--	217
Marketable equity investments(3)	17	--	--	17	15	--	--	15
Assets held for sale(3)(4)	--	--	137	137	--	--	--	--
	$1,727	$379	$137	$2,243	$1,199	$217	$--	$1,416

(1)Included in cash and equivalents.
(2)$297 million and $82 million included in cash and equivalents and other noncurrent assets, respectively, as of June 3, 2010 and $187 million and $30 million, respectively, as of September 3, 2009.
(3)Included in other noncurrent assets.
(4) The Company adopted the accounting standard for fair value measurements of nonfinancial assets and nonfinancial liabilities as of the beginning of 2010.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2).

Assets held for sale are primarily comprised of semiconductor equipment and are valued based on inputs obtained from equipment dealers that require assumptions including the remaining useful life and configuration of the equipment (Level 3).  Losses recognized in the third quarter and first nine months of 2010 due to fair value measurements using Level 3 inputs were de minimis.

Fair value of financial instruments:  As of June 3, 2010, the estimated aggregate fair value of the Company’s convertible debt instruments was $1,624 million compared to their aggregate carrying value of $1,275 million (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  As of September 3, 2009, the estimated aggregate fair value of the Company’s convertible debt instruments was $1,410 million compared to their aggregate carrying value of $1,305 million (the carrying value excludes the equity component of the Convertible Notes which is classified in equity).  The fair value of the Company’s convertible debt instruments is based on quoted market prices in active markets (Level 1).  As of June 3, 2010 and September 3, 2009, the aggregate fair value of the Company’s other debt instruments was $1,087 million and $1,458 million, respectively, as compared to their aggregate carrying value of $1,094 million and $1,498 million, respectively.  The fair value of the Company’s other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issues from parties with similar credit ratings as the Company (Level 2).  Amounts reported as cash and equivalents, short-term investments, receivables, other current assets, and accounts payable and accrued expenses approximate their fair values.

Fair value measurements on a nonrecurring basis: In connection with the implementation of the new accounting standard for certain convertible debt instruments in the first quarter of 2010, the Company determined the $898 million fair value for the liability component of its Convertible Notes as of their May 2007 issuance date using a market interest rate for similar nonconvertible debt issued at that time by entities with credit ratings comparable to those of the Company (Level 2).  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

Equity Plans

As of June 3, 2010, the Company had an aggregate of 190.5 million shares of its common stock reserved for issuance of stock options and restricted stock awards, of which 132.9 million shares were subject to outstanding awards and 57.6 million shares were available for future grants.  Awards are subject to terms and conditions as determined by the Company’s Board of Directors.

Stock options:  The Company granted 0.1 million and 15.8 million stock options during the third quarter and first nine months of 2010, respectively, with weighted-average grant-date fair values per share of $5.17 and $4.13, respectively.  The Company granted 0.3 million and 21.1 million stock options during the third quarter and first nine months of 2009, respectively, with weighted-average grant-date fair values per share of $2.70 and $1.67, respectively.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on the Company’s stock and on historical volatility.  The expected lives of options granted subsequent to 2008 were based, in part, on historical experience and on the terms and conditions of the options.  The expected lives of options granted prior to 2009 were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Average expected life in years	5.08	5.02	5.11	4.91
Weighted-average expected volatility	57%	71%	60%	73%
Weighted-average risk-free interest rate	2.4%	1.9%	2.3%	1.9%

Restricted stock and restricted stock units (“Restricted Stock Awards”):  As of June 3, 2010, there were 14.1 million shares of Restricted Stock Awards outstanding, of which 4.9 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.

The Company granted 5.9 million and 1.8 million shares of service-based and performance-based Restricted Stock Awards, respectively, during the first nine months of 2010, including 4.1 million of service-based and 0.7 million of performance-based Restricted Stock Awards as part of the Company’s acquisition of Numonyx.  During the first nine months of 2009, the Company granted 1.9 million and 1.7 million shares of service-based and performance-based Restricted Stock Awards, respectively.  The weighted-average grant-date fair values per share were $8.75 and $8.29 for Restricted Stock Awards granted during the third quarter and first nine months of 2010, respectively, and was $4.40 for Restricted Stock Awards granted during the first nine months of 2009.

Stock-based compensation expense:  Total compensation costs for the Company’s equity plans were as follows:

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Stock-based compensation expense by caption:
Cost of goods sold	$5	$4	$18	$12
Selling, general and administrative	9	4	39	12
Research and development	4	4	14	10
Equity in net income (losses) of equity method investees	2	--	2	--
	$20	$12	$73	$34

Stock-based compensation expense by type of award:
Stock options	$9	$7	$28	$22
Restricted stock	11	5	45	12
	$20	$12	$73	$34

During the first quarter of 2010, the Company determined that certain performance-based restricted stock that previously had not been expensed met the probability threshold for expense recognition due to improved operating results.  As of June 3, 2010, $127 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2014, resulting in a weighted-average period of 1.24 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company’s treatment of income or loss from its U.S. operations.  (See “Income Taxes” note.)

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

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

(Gain) loss from disposition of equipment	$(4)	$7	$(9)	$150
Severance and other termination benefits	--	11	1	50
Gain from termination of NAND Flash supply agreement	--	--	--	(144)
Other	(1)	1	1	2
	$(5)	$19	$(7)	$58

During the third quarter and first nine months of 2010, the Company made cash payments of $1 million and $7 million, respectively, for severance and related termination benefits and costs to decommission production facilities.  As of June 3, 2010, all amounts related to the restructure plan initiated in 2009 had been paid and as of September 3, 2009, $5 million of restructure costs, primarily related to severance and other termination benefits, were unpaid.  The Company does not expect to incur any additional material restructure charges related to the plan initiated in 2009.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

(Gain) loss on disposition of property, plant and equipment	$(1)	$12	$(10)	$55
(Gain) loss from changes in currency exchange rates	1	28	20	25
Other	(19)	52	(40)	42
	$(19)	$92	$(30)	$122

Other operating income in the third quarter and first nine months of 2010 includes $16 million and $24 million, respectively, of grant income related to the Company’s operations in China.  Other operating income in the first nine months of 2010 also includes $11 million of receipts from the U.S. government in connection with anti-dumping tariffs which is reflected in other in the table above.  Other operating expense for the third quarter of 2009 includes a loss of $53 million to write down the carrying value of certain long-lived assets in connection with the Company’s sale of a majority interest in its Aptina imaging solutions business.

Income Taxes

Income taxes in the third quarter of 2010 include a benefit of $51 million from reduction of a portion of the deferred tax asset valuation allowance in connection with the expected sale of the Company's equity interest in the Hynix JV that was acquired as part of the Numonyx acquisition.  Except for this benefit, taxes in 2010 and 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for a substantial portion of its net deferred tax asset associated with its U.S. operations.  Taxes attributable to U.S. operations in 2010 and 2009 were substantially offset by changes in the valuation allowance.

In connection with the acquisition of Numonyx, the Company accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination.  The Company has recorded an indemnification asset for a significant portion of these unrecognized income tax benefits related to uncertain tax positions.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options, convertible notes and restricted shares.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 93.1 million and 94.7 million for the third quarter and first nine months of 2010, respectively, and were 271.2 million for the third quarter and first nine months of 2009.

During the third quarter of 2010, in connection with the acquisition of Numonyx, the Company issued 137.7 million shares of common stock and issued 4.8 million restricted stock units.  Of the restricted stock units issued, 1.6 million were vested as of the time of issuance on May 7, 2010.  In connection with the Numonyx acquisition, as of June 3, 2010, there were 21.0 million shares of stock in escrow as partial security for Numonyx shareholders’ indemnity obligations.  The shares held in escrow were included in diluted earnings per share but were excluded from basic earnings per share.  (See “Numonyx Holdings B.V.” note.)

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Net income (loss) available to Micron’s shareholders – Basic	$939	$(301)	$1,508	$(1,782)
Net effect of assumed conversion of debt	24	--	70	--
Net income (loss) available to Micron’s shareholders – Diluted	$963	$(301)	$1,578	$(1,782)

Weighted-average common shares outstanding – Basic	885.4	813.3	860.0	786.5
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	164.0	--	159.7	--
Weighted-average common shares outstanding – Diluted	1,049.4	813.3	1,019.7	786.5

Earnings (loss) per share:
Basic	$1.06	$(0.37)	$1.75	$(2.27)
Diluted	0.92	(0.37)	1.55	(2.27)

Comprehensive Income (Loss)

The components of comprehensive income (loss) and comprehensive income (loss) attributable to Micron were as follows:

	Quarter Ended		Nine Months Ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Net income (loss)	$960	$(334)	$1,541	$(1,879)
Other comprehensive income (loss), net of tax:
Accumulated translation adjustment	8	(22)	19	(26)
Unrealized gain on investment	(3)	3	1	7
Other	--	--	1	1
Total other comprehensive income (loss)	5	(19)	21	(18)
Comprehensive income (loss)	965	(353)	1,562	(1,897)
Comprehensive (income) loss attributable to noncontrolling interests	(21)	33	(33)	97
Comprehensive income (loss) attributable to Micron	$944	$(320)	$1,529	$(1,800)

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  The Company has formed two joint ventures with Intel (IM Flash Technologies, LLC formed January 2006 and IM Flash Singapore, LLP formed February 2007) to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, with the Company and Intel initially appointing an equal number of managers to each of the boards.  The number of managers appointed by each party adjusts depending on the parties’ ownership interests.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosures due to the similarity of their ownership structure, function, operations and the way the Company’s management reviews the results of their operations.  The partner’s ownership percentages are based on contributions to the partnership.  As of June 3, 2010, the Company owned approximately 51% and Intel owned approximately 49% of IM Flash.

IM Flash is a variable interest entity because all costs of IM Flash are passed to the Company and Intel through product purchase agreements and IM Flash is dependent upon the Company and Intel for any additional cash requirements.  The Company and Intel are considered related parties under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with IM Flash.  The Company considered several factors to determine whether it or Intel is more closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to the Company and Intel and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, the Company determined that it is more closely associated with IM Flash and is therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in the Company’s consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.

IM Flash manufactures NAND Flash memory products using designs developed by the Company and Intel.  Product design and other research and development (“R&D”) costs for NAND Flash are generally shared equally between the Company and Intel.  As a result of reimbursements received from Intel under a NAND Flash R&D cost-sharing arrangement, the Company’s R&D expenses were reduced by $24 million and $79 million for the third quarter and first nine months of 2010, respectively, and by $26 million and $83 million for the third quarter and first nine months of 2009, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $204 million and $569 million for the third quarter and first nine months of 2010, respectively, and were $195 million and $728 million for the third quarter and first nine months of 2009, respectively.  As of June 3, 2010 and September 3, 2009, IM Flash had receivables from Intel primarily for sales of NAND Flash products of $117 million and $95 million, respectively.  In addition, as of June 3, 2010 and September 3, 2009, the Company had receivables from Intel of $30 million and $29 million, respectively, related to NAND Flash product design and process development activities.  As of June 3, 2010 and September 3, 2009, IM Flash had payables to Intel of $2 million and $3 million, respectively, for various services.

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

The following table presents IM Flash’s distributions to, and contributions from, shareholders:

	Quarter Ended		Nine Months Ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

IM Flash distributions to the Company	$75	$124	$254	$606
IM Flash distributions to Intel	72	119	244	582

Company contributions to IM Flash	$26	$--	$51	$25
Intel contributions to IM Flash	24	--	24	24

Total IM Flash assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	June 3, 2010	September 3, 2009

Assets
Cash and equivalents	$206	$114
Receivables	132	111
Inventories	146	161
Other current assets	5	8
Total current assets	489	394
Property, plant and equipment, net	2,957	3,377
Other noncurrent assets	52	63
Total assets	$3,498	$3,834

Liabilities
Accounts payable and accrued expenses	$151	$93
Deferred income	133	137
Equipment purchase contracts	11	1
Current portion of long-term debt	7	6
Total current liabilities	302	237
Long-term debt	63	66
Other noncurrent liabilities	4	4
Total liabilities	$369	$307

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets.

The Company’s ability to access IM Flash’s cash and marketable investment securities to finance the Company’s other operations is subject to agreement by the joint venture partners.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any other assets of the Company.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, the Company formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through June 3, 2010, the Company owned 50.01% and Photronics owned 49.99% of MP Mask.  The Company purchases a substantial majority of the reticles produced by MP Mask pursuant to a supply agreement.  In connection with the formation of the joint venture, the Company received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of June 3, 2010, deferred income and other noncurrent liabilities included an aggregate of $43 million related to this agreement.  MP Mask made distributions to both the Company and Photronics of $5 million and $10 million each in the third quarter and first nine months of 2009.

MP Mask is a variable interest entity because all costs of MP Mask are passed on to the Company and Photronics through product purchase agreements and MP Mask is dependent upon the Company and Photronics for any additional cash requirements.  The Company and Photronics are also considered related parties under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of MP Mask is the entity that is more closely associated with MP Mask.  The Company considered several factors to determine whether it or Photronics is more closely associated with the joint venture.  The most important factor was the nature of the joint venture’s operations relative to the Company and Photronics.  Based on those factors, the Company determined that it is more closely associated with the joint venture and is therefore the primary beneficiary.  Accordingly, the financial results of MP Mask are included in the Company’s consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.

Total MP Mask assets and liabilities included in the Company’s consolidated balance sheets are as follows:

As of	June 3, 2010	September 3, 2009

Current assets	$36	$25
Noncurrent assets (primarily property, plant and equipment)	82	97
Current liabilities	4	8

Amounts exclude intercompany balances that are eliminated in the Company’s consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other assets of the Company.

Since the third quarter of 2009, the Company has leased to Photronics a facility to produce photomasks.  In the third quarter and first nine months of 2010, the Company received $2 million and $5 million, respectively, in lease payments from Photronics.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, the Company has participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore among the Company, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  The financial results of TECH are included in the Company’s consolidated financial statements and all amounts pertaining to the equity interests of Canon and HP are reported as noncontrolling interests in subsidiaries.  On January 27, 2010, the Company purchased shares of TECH for $80 million, which increased the Company’s ownership from approximately 85% to approximately 87% and increased additional capital of Micron shareholders by $10 million.  As of June 3, 2010, the Company held an approximate 87% interest in TECH.

The shareholders’ agreement for TECH expires in April 2011.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is in discussions with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

TECH’s cash and marketable investment securities ($278 million as of June 3, 2010) are not anticipated to be available to pay dividends to the Company or finance its other operations.  As of June 3, 2010, TECH had $398 million outstanding under a credit facility which is collateralized by substantially all of the assets of TECH (carrying value of approximately $1,700 million as of June 3, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of June 3, 2010, TECH was in compliance with the covenants.  The Company has guaranteed 100% of the outstanding amount of the TECH credit facility.  (See “Debt” note.)

Segment Information

In the third quarter of 2010, the Company added a new reportable segment as a result of the acquisition of Numonyx and has two reportable segments, Memory and Numonyx.  The Company included the former Numonyx business as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash, NAND Flash, DRAM and Phase Change non-volatile memory.

In 2009, the Company’s two reportable segments were Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of microdisplay, solar and other operations.  Segment information reported below is consistent with how it is reviewed and evaluated by the Company’s chief operating decision makers and is based on the nature of the Company’s operations and products offered to customers.  The Company does not identify or report depreciation and amortization, capital expenditures or assets by segment.

	Quarter ended		Nine months ended
	June 3, 2010	June 4, 2009	June 3, 2010	June 4, 2009

Net sales:
Memory
External	$2,097	$979	$5,592	$3,111
Intersegment	6	--	6	--
	2,103	979	5,598	3,111
Numonyx	80	--	80	--
All Other	111	127	317	390
Total segments	2,294	1,106	5,995	3,501
Elimination of intersegment	(6)	--	(6)	--
Consolidated net sales	$2,288	$1,106	$5,989	$3,501

Operating income (loss):
Memory
External	$569	$(149)	$1,210	$(1,431)
Intersegment	1	--	1	--
	570	(149)	1,211	(1,431)
Numonyx	(21)	--	(21)	--
All Other	(8)	(97)	(33)	(196)
Total segments	541	(246)	1,157	(1,627)
Elimination of intersegment	(1)	--	(1)	--
Consolidated operating income (loss)	$540	$(246)	$1,156	$(1,627)

Certain Concentrations
Sales to HP, Apple and Intel were 16%, 11% and 9%, respectively, of net sales in the third quarter of 2010, and were 14%, 10% and 10%, respectively, of net sales in the first nine months of 2010.  Sales to Intel were 18% and 22% of net sales in the third quarter and first nine months of 2009, respectively.  Substantially all of these sales were included in the Memory segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in “Results of Operations” regarding the future composition of the Company’s reportable segments; in “Net Sales” regarding future royalty and other payments from Nanya; in “Gross Margin” regarding future charges for inventory write-downs regarding future margins on sales of Numonyx products; in “Selling, General and Administrative” regarding future legal expenses and increased expenses resulting from the acquisition of Numonyx; in “Research and Development” regarding increased expenses resulting from the acquisition of Numonyx; in “Liquidity and Capital Resources” regarding capital spending in 2010 and 2011, future distributions from IM Flash to Intel and  future contribution by the Company to IM Flash; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.   The Company’s actual results could differ materially from the Company’s historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “PART II.  OTHER INFORMATION – Item 1A.  Risk Factors.”  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with the Company’s Annual Report on Form 10-K for the year ended September 3, 2009 and Form 8-K filed on March 3, 2010.  All period references are to the Company’s fiscal periods unless otherwise indicated.  The Company’s fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  The Company’s fiscal 2010, which ends on September 2, 2010, contains 52 weeks.  All tabular dollar amounts are in millions.  All production data includes production of the Company and its consolidated joint ventures and the Company’s supply from Inotera.

Overview

The Company is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, the Company manufactures semiconductor components for CMOS image sensors and other semiconductor products.  Its products are used in a broad range of electronic applications including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  The Company markets its products through its internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  The Company’s success is largely dependent on the market acceptance of its diversified portfolio of semiconductor products, efficient utilization of the Company’s manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development investments.

The Company has made significant investments to develop the proprietary product and process technology that is implemented in its worldwide manufacturing facilities and through its joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  The Company generally reduces the manufacturing cost of each generation of product through advancements in product and process technology such as its leading-edge line-width process technology and innovative array architecture.  The Company continues to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density.  To leverage its significant investments in research and development, the Company has formed various strategic joint ventures under which costs of developing memory product and process technologies are shared with its joint venture partners.  In addition, from time to time, the Company has also sold and/or licensed technology to other parties.  The Company continues to pursue additional opportunities to recover its investment in intellectual property through partnering and other arrangements.

Numonyx Holdings B.V. (“Numonyx”): On May 7, 2010, the Company completed its acquisition of Numonyx Holdings B.V. (“Numonyx”), which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change non-volatile memory technologies and products.  The Company acquired Numonyx to further strengthen the Company’s portfolio of memory products, increase manufacturing and revenue scale, access Numonyx’s customer base and provide opportunities to increase multi-chip offerings in the embedded and mobile markets.  In connection therewith, the Company issued 137.7 million shares of the Company’s common stock in exchange for all of the outstanding Numonyx capital stock and issued 4.8 million restricted stock units to the employees of Numonyx in exchange for all of their outstanding restricted stock units.  The total fair value of the consideration the Company paid for Numonyx was $1,112 million and the net assets acquired were valued at $1,549 million resulting in a gain of $437 million.  In addition, the Company recognized a $51 million income tax benefit in connection with the acquisition.  The Company’s results of operations for the third quarter and first nine months of 2010 include $80 million of net sales and $21 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.  The Company incurred transaction costs of $19 million in the first nine months of 2010 in connection with the acquisition.

In connection with the Numonyx acquisition, the Company acquired a 20.7% noncontrolling interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  Subsequent to the acquisition, Hynix gave notice of its exercise of an option to purchase the Company’s equity interest in the Hynix JV for approximately $425 million, subject to regulatory approval. Pursuant to the terms of a supply agreement with the Hynix JV, the Company purchased $29 million of memory products from the Hynix JV in the third quarter of 2010.  The Hynix JV is permitted to terminate the supply agreement upon exercise of the Hynix Call Option and the consummation of the equity transfer.  On May 28, 2010, the Hynix JV delivered notice to the Company of its intent to terminate the JV supply agreement concurrent with the consummation of the equity transfer.  A significant portion of Numonyx’s net sales is dependent upon sales of products supplied to it by the Hynix JV pursuant to the JV supply agreement.  The Company and the Hynix JV are currently in discussions to enter into a new supply agreement.  If the parties are unable to reach agreement and the existing JV supply agreement is terminated, the Hynix JV will have no further supply obligations to the Company.  Even if the parties are able to reach agreement on a new supply agreement, it is anticipated that the existing JV supply agreement will be terminated, in which case the favorable pricing under the existing JV supply agreement will end at that time. There can be no assurance that the Company will reach agreement with the Hynix JV on a new supply agreement or that it will be able to do so on commercially acceptable terms.  Accordingly, the Company may be required to purchase certain products at market rates or forgo sales of these products to end customers.

 (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Numonyx Holdings B.V.”  note and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments – Hynix JV” note.)

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2010	% of net sales	2009	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales:
Memory	$2,103	92%	$979	89%	$1,872	95%	$5,598	93%	$3,111	89%
Numonyx	80	3%	--	--	--	--	80	1%	--	--
All Other	111	5%	127	11%	89	5%	317	6%	390	11%
Intersegment	(6)	(0)%	--	--	--	--	(6)	(0)%	--	--
	$2,288	100%	$1,106	100%	$1,961	100%	$5,989	100%	$3,501	100%

Gross margin:
Memory	$839	40%	$104	11%	$649	35%	$1,930	34%	$(667)	(21)%
Numonyx	5	6%	--	--	--	--	5	6%	--	--
All Other	5	5%	3	2%	(7)	(8)%	(1)	(0)%	58	15%
Intersegment	(1)	17%	--	--	--	--	(1)	17%	--	--
	$848	37%	$107	10%	$642	33%	$1,933	32%	$(609)	(17)%

SG&A	$190	8%	$80	7%	$100	5%	$387	6%	$272	8%
R&D	142	6%	162	15%	148	8%	427	7%	508	15%
Restructure	(5)	(0)%	19	2%	(1)	(0)%	(7)	(0)%	58	2%
Goodwill impairment	--	--	--	--	--	--	--	--	58	2%
Other operating (income) expense, net	(19)	(1)%	92	8%	(20)	(1)%	(30)	(1)%	122	3%
Gain from acquisition of Numonyx	437	19%	--	--	--	--	437	7%	--	--
Equity in net income (losses) of equity method investees	(19)	(1)%	(45)	(4)%	13	1%	(23)	(0)%	(106)	(3)%
Net income (loss) attributable to Micron	939	41%	(301)	(27)%	365	19%	1,508	25%	(1,782)	(51)%

The Company’s third quarter of 2010, second quarter of 2010 and third quarter of 2009, all contained 13 weeks.  The Company’s first nine months of 2010 contained 39 weeks as compared to 40 weeks for the first nine months of 2009.

In the third quarter of 2010, the Company added a new reportable segment as a result of the acquisition of Numonyx and has two reportable segments, Memory and Numonyx.  The Company included the former Numonyx business as a reportable segment since its acquisition on May 7, 2010.  In 2009, the Company had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the Company’s All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of the Company’s microdisplay, solar and other operations.

Net Sales

Memory sales for the third quarter of 2010 increased 12% from the second quarter of 2010 primarily due to a 10% increase in sales of DRAM products and a 16% increase in sales of NAND Flash products.

Sales of DRAM products for the third quarter of 2010 increased from the second quarter of 2010 primarily due to a 9% increase in average selling prices and a 2% increase in gigabits sold.  Gigabit production of DRAM products increased 2% for the third quarter of 2010 from the second quarter of 2010 primarily due to improved production efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  DRAM products acquired from the Company’s Inotera Memories, Inc. (“Inotera”) joint venture accounted for 11% and 13% of the Company total net sales in the third and second quarters of 2010, respectively.  The Company has rights and obligations to purchase up to 50% of Inotera’s wafer production capacity under a supply agreement with Inotera (the “Inotera Supply Agreement”).  Sales of DDR2 and DDR3 DRAM, the Company’s highest volume products, were 50% of the Company’s total net sales for the third quarter of 2010, 52% of total net sales for the second quarter of 2010 and 30% of net sales for the third quarter of 2009.  The increase in DDR2 and DDR3 DRAM sales in third quarter of 2010 as compared to the third quarter of 2009 was primarily attributable to higher increases in average selling prices relative to the Company’s other products and the increased supply from Inotera.

The Company sells NAND Flash products in three principal channels:  (1) to Intel Corporation (“Intel”) through its IM Flash consolidated joint venture at long-term negotiated prices approximating cost, (2) to original equipment manufacturers (“OEMs”) and other resellers and (3) to retail customers.  Aggregate sales of NAND Flash products for the third quarter of 2010 increased 16% from the second quarter of 2010 due to a 21% increase in units sold partially offset by a 4% decrease in average selling prices.  Sales of NAND Flash products represented 28% of the Company’s total net sales for the third quarter of 2010, 29% of the Company’s total net sales for the second quarter of 2010 and 39% of net sales for the third quarter of 2009.

Sales through IM Flash to Intel were $204 million for the third quarter of 2010, $172 million for the second quarter of 2010 and $195 million for the third quarter of 2009.  Gigabit sales to Intel were 22% higher in the third quarter of 2010 as compared to the second quarter of 2010 primarily due to a 30% increase in gigabit production of NAND Flash products over the same period primarily due to the completion of additional testing on products that were held in work in process inventories at the end of the second quarter of 2010 and improved production efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  For the third quarter of 2010, average selling prices for IM Flash sales to Intel decreased 2% as compared to the second quarter of 2010 due to reductions in costs per gigabit.

Aggregate sales of NAND Flash products to the Company’s OEM, reseller and retail customers were 15% higher for the third quarter of 2010 as compared to the second quarter of 2010 primarily due to a 20% increase in gigabit sales.  Average selling prices to the Company’s OEM and reseller customers for the third quarter of 2010 decreased 5% as compared to the second quarter of 2010 and average selling prices of the Company’s Lexar brand, which is directed primarily at the retail market, decreased slightly.

The Company has formed partnering arrangements under which it has sold and/or licensed technology to other parties.  The Company’s Memory segment recognized royalty and license revenue of $21 million in the third quarter of 2010, $34 million in the second quarter of 2010 and $32 million in the third quarter of 2009.  The Company has a partnering arrangement with Nanya pursuant to which the Company and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, the Company has deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  The Company recognized $13 million, $26 million and $65 million, respectively, of license revenue in net sales from this arrangement during the third quarter, second quarter and first nine months of 2010, respectively, and recognized $25 million and $79 million during the third quarter and first nine months of 2009, respectively.  The Company recognized $207 million of cumulative license revenue from this arrangement from May 2008 through April 2010.  Effective April, 2010, the Company and Nanya began sharing equally in DRAM development costs and the Company’s research and development costs were reduced by $24 million in the third quarter of 2010 due to this cost sharing arrangement.  In addition, in the third quarter of 2010, the Company received $2 million of royalties from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with previously developed technology.

Memory sales for the third quarter of 2010 increased 114% from the third quarter of 2009 primarily due to a 162% increase in sales of DRAM products and a 53% increase in sales of NAND Flash products.  Memory sales for the first nine months of 2010 increased 80% from the first nine months of 2009 primarily due to a 122% increase in sales of DRAM products and a 28% increase in sales of NAND Flash products.

Sales of DRAM products for the third quarter and first nine months of 2010 increased from the corresponding period of 2009 primarily due to increases of 78% and 85%, respectively, in gigabits sold and increases in average selling prices of 54% and 24%, respectively.  Increases in average selling prices on sales of DRAM products as a result of improved market conditions were partially offset by a shift in product mix to a higher proportion of DDR2 and DDR3 DRAM products that realize significantly lower average selling prices per gigabit than sales of specialty DRAM products.  Gigabit production of DRAM products increased approximately 80% and 82% for the third quarter and first nine months of 2010, respectively, primarily due to additional supply received from the Company’s Inotera joint venture and production efficiencies from improvements in product and process technologies.

Sales of NAND Flash products for the third quarter and first nine months of 2010 increased 53% and 28%, respectively, from the corresponding periods of 2009 primarily due to increases in gigabits sold of 72% and 67%, respectively, as a result of production increases.  The increases in NAND Flash gigabits sold were partially offset by declines of 11% and 23% in average selling prices per gigabit for the third quarter and first nine months of 2010, respectively.  Gigabit production of NAND Flash products for the third quarter and first nine months of 2010 increased 64% and 73%, respectively, as compared to the corresponding periods of 2009, primarily due to transitions to higher density, advanced geometry devices.  The production increases were achieved despite the shutdown of the Boise fabrication facility in the second half of 2009.

Numonyx segment sales for the third quarter of 2010 reflect sales subsequent to the May 7, 2010 acquisition date of Numonyx.  Under business acquisition accounting, the Company is unable to recognize revenue on sales of Numonyx products that at the acquisition date were in the distribution channel and accounted for on a sell-through basis.

Gross Margin

The Company’s gross margin percentage for Memory products for the third quarter of 2010 improved to 40% from 35% for the second quarter of 2010 primarily due to improvements in the gross margins for both DRAM and NAND Flash products.

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

	Third Quarter		Second Quarter	Nine Months
	2010	2009	2010	2010	2009
	(amounts in millions)

Inventory write-downs	$--	$--	$--	$--	$(603)
Estimated effect of previous inventory write-downs	4	242	9	35	676
Net effect of inventory write-downs	$4	$242	$9	$35	$73

In future periods, the Company will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Improvements in gross margins on sales of DRAM products for the third quarter of 2010 as compared to the second quarter of 2010 were primarily due to the 9% increase in average selling prices.  DRAM costs per gigabit for the third quarter of 2010 were relatively unchanged from the second quarter of 2010 as cost reduction from improved production efficiencies was offset by higher costs of product purchased from the Company’s Inotera joint venture.  DRAM products acquired from the Company’s Inotera joint venture accounted for 11% and 13% of the Company total net sales in the third and second quarters of 2010, respectively.  The cost to the Company of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among the Company, Nanya and Inotera.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as the Company’s and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera.  For the third quarter and first nine months of 2010, gross margins realized by the Company on sales of Inotera DRAM products were significantly lower than margins realized by the Company on the sales of its other DRAM products.

The Company’s gross margin on sales of NAND Flash products for the third quarter of 2010 improved from the second quarter of 2010 primarily due to a 9% reduction in costs per gigabit partially offset by the 4% decrease in average selling prices.  The reduction in NAND Flash costs per gigabit was primarily due a $41 million recovery of price adjustments for NAND Flash products purchased from other suppliers in prior periods as well as lower manufacturing costs as a result of increased production of higher-density, advanced-geometry devices.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.

The Company’s gross margin percentage for Memory products improved to 40% for the third quarter of 2010 from 11% for the third quarter of 2009 primarily due to significant improvements in the gross margins on sales of both DRAM and NAND Flash products.  The Company’s gross margin percentage for Memory products improved to 34% for the first nine months of 2010 from negative 21% for the first nine months of 2009 primarily due to significant improvements on sales of both DRAM and NAND Flash products.

The Company’s gross margin on sales of DRAM products for the third quarter and first nine months of 2010 improved from the corresponding periods of 2009 primarily due to increases in average selling prices of 54% and 24%, respectively, and reductions in costs per gigabit of approximately 6% and 41%, respectively.

The Company’s gross margin on sales of NAND Flash products for the third quarter and first nine months of 2010 improved from the corresponding periods of 2009 primarily due to reductions in costs per gigabit of 26% and 50%, respectively, as a result of lower manufacturing costs.  The reductions in costs per gigabit on sales of NAND Flash products for the third quarter and first nine months of 2010 were partially offset by the declines in average selling prices per gigabit of 11% and 23%, respectively.

Numonyx segment gross margin for the third quarter of 2010 reflects operations subsequent to the May 7, 2010 acquisition date of Numonyx.  In acquisition accounting, Numonyx’s inventory was recorded at fair value reflecting estimated selling price, which was approximately $185 million higher than the cost of inventory recorded by Numonyx at the acquisition date.  Accordingly, Numonyx’s margins in the third quarter of 2010 and future periods will be reduced by the amount of the adjustment to fair value until this inventory is sold.  The Company expects that the majority of the acquired inventory will be sold in the fourth quarter of 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2010 included charges of $64 million relating to accruals for estimated settlements in the indirect purchasers antitrust case and other matters and $10 million of SG&A costs incurred by Numonyx following the acquisition.  SG&A expenses for the third quarter and first nine months of 2010 include $12 million and $19 million, respectively, of Numonyx acquisition-related costs and also include higher payroll expenses resulting from the accrual of incentive-based compensation costs as compared to the corresponding periods of 2009.  The Company expects to incur increased SG&A expenses from Numonyx operations in the fourth quarter of 2010 as compared to the third quarter of 2010, which only reflected Numonyx’s operations from the May 7, 2010 acquisition date.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of legal matters that progress to trial.

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

R&D expenses for the third quarter of 2010 decreased 4% from the second quarter of 2010 primarily due to a decrease in the number of development wafers processed.  R&D expenses were reduced by $24 million in the third quarter of 2010, $29 million in the second quarter of 2010 and $26 million in the third quarter of 2009 for amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses were reduced by $24 million in the third quarter of 2010 for amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement that commenced in the third quarter of 2010.  R&D expenses for the third quarter and first nine months of 2010 decreased 12% and 16%, respectively, from the corresponding periods of 2009 primarily due to a reduction in R&D costs for imaging products as a result of the sale of a 65% interest in Aptina Imaging Corporation (“Aptina”) in the fourth quarter of 2009, partially offset by higher payroll expenses resulting from the accrual of incentive-based compensation costs.  The Company expects to incur increased R&D expenses from Numonyx’s operations in the fourth quarter of 2010 as compared to the third quarter of 2010, which only reflected Numonyx’s operations from the May 7, 2010 acquisition date.

The Company’s process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate the Company’s transition to next generation memory products.  Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage the Company’s core semiconductor expertise and the development of new manufacturing materials.  Product design and development efforts are concentrated on the Company’s high density DDR3 and mobile products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase change memory and memory systems.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Quarter ended	Nine months ended
	June 3, 2010	June 4, 2009	March 4, 2010	June 3, 2010	June 4, 2009

(Gain) loss on disposition of property, plant and equipment	$(1)	$12	$(7)	$(10)	$55
(Gain) loss from changes in currency exchange rates	1	28	(2)	20	25
Other	(19)	52	(11)	(40)	42
	$(19)	$92	$(20)	$(30)	$122

Other operating income in the third quarter and first nine months of 2010 includes $16 million and $24 million, respectively, of grant income related to the Company’s operations in China.  Other operating income in the second quarter of 2010 includes $11 million of receipts from the U.S. government in connection with anti-dumping tariffs which is reflected in other in the table above.  Other operating expense for the third quarter of 2009 includes a loss of $53 million to write down the carrying value of certain long-lived assets in connection with the Company’s sale of a majority interest in its Aptina imaging solutions business.

Interest Income/Expense

Interest expense for the third quarter of 2010, second quarter of 2010 and third quarter of 2009, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $19 million, $20 million and $20 million, respectively.  As a result of the retrospective adoption of a new accounting standard for certain convertible debt, the Company modified its accounting for its $1.3 billion 1.875% convertible notes.  The Company retrospectively allocated the $1.3 billion aggregate proceeds at inception between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through June 2014, the maturity date of the 1.875% convertible notes, with the amortization recorded as additional non-cash interest expense.  Included in the noncash interest expense above is $13 million in the third quarter of 2010, $13 million in the second quarter of 2010 and $12 million in the third quarter of 2009 related to the amortization of the 1.875% convertible notes.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Adjustments for Retrospective Application of New Accounting Standards.”)

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

Income Taxes

Income taxes in the third quarter of 2010 include a benefit of $51 million from reduction of a portion of the deferred tax asset valuation allowance in connection with the expected sale of the Company's equity interest in the Hynix JV that was acquired as part of the Numonyx acquisition.  Except for this benefit, taxes in 2010 and 2009 primarily reflect taxes on the Company’s non-U.S. operations and U.S. alternative minimum tax.  The Company has a valuation allowance for a substantial portion of its net deferred tax asset associated with its U.S. operations.  Taxes attributable to U.S. operations in 2010 and 2009 were substantially offset by changes in the valuation allowance.

In connection with the acquisition of Numonyx, the Company accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination.  The Company has recorded an indemnification asset for a significant portion of these accrued liabilities related to these tax positions.

Equity in Net Income (Losses) of Equity Method Investees

In connection with its DRAM partnering arrangements with Nanya, the Company has investments in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa Technology Corporation (“MeiYa”).  Inotera and MeiYa each have fiscal years that end on December 31.  The Company recognizes its share of Inotera’s and MeiYa’s quarterly earnings or losses on a two-month lag.  From its interest in these equity method investments, the Company recognized a loss of $3 million for the third quarter of 2010, income of $15 million for the second quarter of 2010 and a loss of $45 million for the third quarter of 2009.

As a result of its sale of a 65% interest in its Aptina subsidiary on July 10, 2009, the Company’s investment in Aptina is accounted for as an equity method investment.  The Company’s shares in Aptina constitute 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Under the equity method, the Company recognizes its share of Aptina’s results of operations based on its 64% share of Aptina’s common stock on a two-month lag.  The Company recognized losses of $11 million and $16 million in the third quarter and first nine months of 2010, respectively, and $2 million in the second quarter of 2010.

In December 18, 2009, the Company acquired a 50% interest in Transform, a subsidiary of Origin Energy Limited (“Origin”), in exchange for the Company’s contribution to Transform of nonmonetary manufacturing assets with a fair value of $65 million.  The Company recognizes its 50% share of Transform’s results of operations on a two-month lag.  The Company’s results of operations for the third quarter of 2010 include losses of $6 million for its share of Transform’s results of operations from the acquisition date through March 31, 2010.

(See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments.”)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2010 and 2009 primarily reflects the share of income or losses attributed to the noncontrolling interests in the Company’s TECH joint venture.  The Company purchased $99 million of TECH shares on February 27, 2009, $99 million of TECH shares on June 2, 2009, and $60 million of TECH shares on August 27, 2009.  As a result, noncontrolling interests in TECH were reduced from approximately 27% as of August 28, 2008 to approximately 15% as of September 3, 2009.  The Company purchased an additional $80 million of TECH shares on January 27, 2010 and further reduced noncontrolling interest in TECH to approximately 13%.   (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.”)

Stock-based Compensation

Total compensation cost for the Company’s equity plans for the third quarter of 2010, second quarter of 2010 and third quarter of 2009 was $20 million, $22 million and $12 million, respectively.  Stock-based compensation expenses of $73 million for the first nine months of 2010 was higher than the $34 million expense for the first nine months of 2009 primarily due to the accrual of performance-based stock compensation costs as a result of improved operating results.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.

Liquidity and Capital Resources

As of June 3, 2010, the Company had cash and equivalents and short-term investments totaling $2,313 million compared to $1,485 million as of September 3, 2009.  The balance as of June 3, 2010 included $206 million held at the Company’s IM Flash joint ventures and $278 million held at the Company’s TECH joint venture.  The Company’s ability to access funds held by the joint ventures to finance the Company’s other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH are not anticipated to be available to finance the Company’s other operations.

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

Operating activities:  Net cash provided by operating activities was $2,019 million for the first nine months of 2010, which reflected approximately $2,594 million generated from the production and sales of the Company’s products partially offset by a $556 million increase in accounts receivable due to a higher level of sales.

Investing activities:  Net cash used for investing activities was $219 million for the first nine months 2010, which included cash expenditures of $269 million for property, plant and equipment and $138 million for the acquisition of additional shares in Inotera.  A significant portion of the capital expenditures related to IM Flash and TECH operations.  The Company believes that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, it must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  The Company expects that capital spending will be approximately $850 million to $950 million for 2010 and expects capital expenditures in 2011 to increase significantly compared to 2010.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of June 3, 2010, the Company had commitments of approximately $800 million for the acquisition of property, plant and equipment, most of which is expected to be paid within one year.

In connection with the Numonyx acquisition, the Company acquired a 20.7% noncontrolling interest in the Hynix JV.  Subsequent to the acquisition, Hynix gave notice of its exercise of an option to purchase the Company’s equity interest in the Hynix JV for approximately $425 million, subject to regulatory approval.  Additionally, the Company and STMicroelectronics N.V. entered into an agreement that provides that the Company is required to take certain actions in connection with an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS Bank Ltd. (“DBS”) to the Hynix JV.  In particular, the Company has agreed that, subject to certain conditions, within two business days after receipt of the proceeds from the sale of its equity interest in the Hynix JV to Hynix, the Company will deposit $250 million of such proceeds into a pledged account at DBS.  The funds deposited into such account will collateralize the Company’s obligations under a guarantee of the loan, which guarantee is to be entered into by the Company concurrent with such deposit.  The amount on deposit in the DBS account will be accounted for as restricted cash in other noncurrent assets.  The amount on deposit and the Company’s guarantee decrease as payments are made by the Hynix JV against the loan.

Financing activities:  Net cash used for financing activities was $972 million for the first nine months of 2010, which includes payments of debt, net of proceeds received, of $548 million.  Debt payments included $213 million to repay the EDB note and $70 million to repay the Lexar convertible notes.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt.”)  Cash used for financing activities also includes $220 million of net distributions to joint venture partners and $199 million in payments on equipment purchase contracts.

TECH’s credit facility contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants for TECH’s credit facility were modified and as of June 3, 2010, TECH was in compliance with the covenants.  The Company has guaranteed 100% of the outstanding amount borrowed under TECH’s credit facility as of June 3, 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of June 3, 2010.

Joint ventures:  In the first nine months of 2010, IM Flash distributed $244 million to Intel and the Company expects that it will make additional distributions to Intel in the future.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.  In the second quarter of 2010, IM Flash began moving forward with start-up activities including placing purchase orders and preparing the facility for tool installations at its new 300mm wafer fabrication facility in Singapore that will commence in 2011.  In the first nine months of 2010, the Company contributed $51 million and Intel contributed $24 million to IM Flash.  The Company expects its contributions to IM Flash to increase significantly in future periods in connection with these start-up activities.  The level of the Company’s future capital contributions to IM Flash will depend on the extent to which Intel participates with the Company in future IM Flash capital calls.

The Company made capital contributions to TECH of $80 million in 2010 and $258 million in 2009.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from Hewlett-Packard Company (“HP”) that it does not intend to extend the TECH joint venture beyond April 2011.  The Company is in discussions with HP and Canon Inc. (“Canon”) to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH.

On December 15, 2009, Inotera’s Board of Directors approved the issuance of 640 million common shares.  On February 6, 2010, the Company purchased approximately 196 million shares for $138 million under this offering, slightly increasing the Company’s equity interest in Inotera from 29.8% to 29.9%.

Contractual obligations:  As of June 3, 2010, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2010	2011	2012	2013	2014	2015 and thereafter
	(amounts in millions)
Notes payable1	$2,277	$54	$443	$186	$34	$1,560	$--
Capital lease obligations1	574	49	324	56	23	22	100
Operating leases	122	6	23	18	17	12	46

1 Includes interest

Recently Adopted Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of these types of convertible debt instruments separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  The Company adopted this standard as of the beginning of 2010 and retrospectively accounted for its $1.3 billion 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  The Company adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  The Company adopted this standard effective as of the beginning of 2010.  The initial adoption did not have a significant impact on the Company’s financial statements.  The acquisition of Numonyx was accounted for under the provisions of this new standard.

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

Acquisitions and consolidations:  Accounting for acquisitions and consolidations requires the Company to estimate the fair value of consideration paid and the individual assets and liabilities acquired as well as various forms of consideration given, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  The Company typically obtains independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.  Determining whether or not to consolidate a variable interest entity may require judgment in assessing whether the Company is the entity’s primary beneficiary.

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

Income taxes:  The Company is required to estimate its provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  Estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  The Company is also required to evaluate the realizability of its deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of the Company’s performance and other relevant factors.  Realization of deferred tax assets is dependent on the Company’s ability to generate future taxable income.

Inventories:  Inventories are stated at the lower of average cost or market value and the Company recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008, to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, the Company reviews recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below the Company’s manufacturing costs, the Company records a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of the Company’s semiconductor memory inventory by approximately $105 million at June 3, 2010.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  The Company’s inventories have been categorized as Memory, Numonyx, Imaging and Microdisplay products.  The major characteristics the Company considers in determining inventory categories are product type and markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 3, 2010, $1,773 million of the Company’s $2,369 million of debt was at fixed interest rates.  As a result, the fair value of the debt instruments fluctuates based on changes in market interest rates.  The estimated fair value of the Company’s debt was $2,711 million as of June 3, 2010 and $2,868 million as of September 3, 2009.  The Company estimates that, as of June 3, 2010, a 1% decrease in market interest rates would change the fair value of its fixed-rate debt instruments by approximately $52 million.  As of June 3, 2010, $596 million of the Company’s debt had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $5 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect the Company’s results of operations or financial condition.

The functional currency for substantially all of the Company’s operations is the U.S. dollar.  The Company held cash and other assets in foreign currencies valued at an aggregate of U.S. $469 million as of June 3, 2010 and U.S. $229 million as of September 3, 2009.  The Company also had foreign currency liabilities valued at an aggregate of U.S. $630 million as of June 3, 2010, and U.S. $742 million as of September 3, 2009.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	June 3, 2010			September 3, 2009
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(amounts in millions)

Deferred tax assets	$--	$107	$4	$--	$115	$4
Other assets	99	78	130	25	17	40
Accounts payable and accrued expenses	(100)	(158)	(142)	(68)	(141)	(99)
Debt	(76)	(9)	(3)	(289)	(25)	(4)
Other liabilities	(13)	(58)	(35)	(8)	(55)	(41)
Net assets (liabilities)	$(90)	$(40)	$(46)	$(340)	$(89)	$(100)

The Company estimates that, based on its assets and liabilities denominated in currencies other than the U.S. dollar as of June 3, 2010, a 1% change in the exchange rate versus the U.S. dollar would expose the Company to foreign currency gains or losses of approximately U.S. $1 million for the Singapore dollar.  During the first quarter of 2010, the Company began using derivative instruments to hedge its foreign currency exchange rate risk.  (See Item 1. Financial Statements – “Derivative Financial Instruments” note.)

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against the Company and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’ complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.  A trial date has not been scheduled.

A number of purported class action price-fixing lawsuits have been filed against the Company and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  Cases have been filed in the following states:  Arkansas, Arizona, California, Florida, Hawaii, Iowa, Kansas, Massachusetts, Maine, Michigan, Minnesota, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Vermont, Virginia, Wisconsin, and West Virginia, and also in the District of Columbia and Puerto Rico.  The complaints purport to be on behalf of a class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM in the respective jurisdictions during various time periods ranging from April 1999 through at least June 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek joint and several damages, trebled, as well as restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part the Company’s motion to dismiss plaintiff’s second amended consolidated complaint.  Plaintiffs subsequently filed a motion seeking certification for interlocutory appeal of the decision.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.  In addition, various states, through their Attorneys General, have filed suit against the Company and other DRAM manufacturers.  On July 14, 2006, and on September 8, 2006 in an amended complaint, the following Attorneys General filed suit in the U.S. District Court for the Northern District of California:  Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the Commonwealth of the Northern Mariana Islands.  Thereafter, three states, Ohio, New Hampshire, and Texas, voluntarily dismissed their claims.  The remaining states filed a third amended complaint on October 1, 2007.  Alaska, Delaware, Kentucky, and Vermont subsequently voluntarily dismissed their claims.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks joint and several damages, trebled, as well as injunctive and other relief.  Additionally, on July 13, 2006, the State of New York filed a similar suit in the U.S. District Court for the Southern District of New York.  That case was subsequently transferred to the U.S. District Court for the Northern District of California for pre-trial purposes.  The State of New York filed an amended complaint on October 1, 2007.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, the Company executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, the Company agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

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

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice (“SDE”) announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE’s Notice of Investigation names various DRAM manufacturers and certain executives, including the Company, and focuses on the period from July 1998 to June 2002.  The Company has not yet been served with the investigation.

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

Patent Matters

On August 28, 2000, the Company filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, the Company’s complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that certain Rambus patents are not infringed by the Company, are invalid, and/or are unenforceable, (b) that the Company has an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against the Company.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that the Company is entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in the Company’s declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, the Company subsequently added claims and defenses based on Rambus’ alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in favor of the Company holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against the Company.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.

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

On December 11, 2009, Ring Technology Enterprises of Texas LLC (“Ring”) filed suit against the Company in the U.S. District Court for the Eastern District of Texas alleging that certain of the Company’s memory products infringe one Ring Technology U.S. patent.  The complaint sought injunctive relief, damages, attorneys’ fees, and costs.  On June 26, 2010, the Company executed a settlement agreement with Ring resolving the dispute.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We currently estimate our capital spending to be between $850 million and $950 million for 2010.  We expect capital expenditures in 2011 to increase significantly compared to 2010.  The actual amount will vary depending on funding participation by joint venture partners.  As of June 3, 2010, we had cash and equivalents of $2,313 million, of which $484 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed.  As a result of the severe downturn in the semiconductor memory market, the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; and Toshiba Corporation.  Some of our competitors are large corporations or conglomerates that may have greater resources or greater access to resources, including governmental resources, to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.  As a result of improving conditions in the semiconductor memory market in recent periods, our competitors may increase capital expenditures resulting in future increases in worldwide supply.  Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition

We may not realize the anticipated benefits of the Numonyx acquisition because of significant challenges.

The failure to combine the operations of Micron and Numonyx successfully or otherwise to realize any of the anticipated benefits of the proposed acquisition could seriously harm the financial condition and results of operations of the combined company.  Realizing the anticipated benefits of the acquisition will depend in part on the timely integration of technology, operations, and personnel.  The combination of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Micron and Numonyx.  The challenges involved in this integration include the following:

•	combining product and service offerings;

•	coordinating research and development activities to enhance the development and introduction of new products and services;

•	preserving customer, supplier and other important relationships of both Micron and Numonyx and resolving potential conflicts that may arise;

•	managing supply chains and product channels effectively during the period of combining operations;

•	minimizing the diversion of management attention from ongoing business concerns;

•	additional expenses associated with the acquisition and integration of Numonyx;

•	retaining key employees; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance and local laws and regulations.

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

In connection with our purchase of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  The Hynix JV was formed pursuant to a joint venture agreement originally entered into between STMicroelectronics N.V. (“ST”) and Hynix prior to the formation of Numonyx (as amended and restated, the “JV Agreement”).

Under the terms of the JV Agreement, the change in control of Numonyx due to its acquisition by us gave rise to certain rights of the parties to the JV Agreement to buy or sell or cause the other party to buy or sell their equity interests in the Hynix JV, including the right of Hynix to purchase all of our equity interests in the Hynix JV (the “Hynix Call Option”).  Pursuant to the JV Agreement, the exercise price of the Hynix Call Option is an amount equal to the positive difference between the book value of the Hynix JV’s total assets and the book value of the Hynix JV’s total liabilities, multiplied by our percentage ownership in the Hynix JV estimated to be approximately $425 million.  On May 28, 2010, Hynix gave notice to us of its exercise of the Hynix Call Option to acquire our 20.7% interest in the Hynix JV.  The closing of the equity transfer is expected to take place prior to the end of the first quarter of fiscal 2011.

Pursuant to the terms of a supply agreement with the Hynix JV, we purchased $29 million of memory products from the Hynix JV in the third quarter of 2010.  The Hynix JV is permitted to terminate the supply agreement upon exercise of the Hynix Call Option and the consummation of the equity transfer.  On May 28, 2010, the Hynix JV delivered notice to us of its intent to terminate the JV supply agreement concurrent with the consummation of the equity transfer.  A significant portion of Numonyx's net sales is dependent upon sales of products supplied to us by the Hynix JV pursuant to the JV supply agreement.  We and the Hynix JV are currently in discussions to enter into a new supply agreement.  If the parties are unable to reach agreement and the existing JV supply agreement is terminated, the Hynix JV will have no further supply obligations to us.  Even if the parties are able to reach agreement on a new supply agreement, it is anticipated that the existing JV supply agreement will be terminated, in which case the favorable pricing under the existing JV supply agreement will end at that time.  There can be no assurance that we will reach agreement with the Hynix JV on a new supply agreement or that we will be able to do so on commercially acceptable terms.  Accordingly, we may be required to purchase certain products at market rates or forgo sales of these products to end customers.
Concurrent with the acquisition of Numonyx, we and STMicroelectronics entered into an agreement that provides that we are required to take certain actions in connection with an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS Bank Ltd. (“DBS”) to the Hynix JV.  In particular, we have agreed that, subject to certain conditions, within two business days after receipt of the proceeds from the sale of our equity interest in the Hynix JV to Hynix, we will deposit $250 million of such proceeds into a pledged account at DBS.  The funds deposited into such account will collateralize our obligations under a guarantee of the loan, which guarantee is to be entered into by us concurrent with such deposit.  The amount on deposit in the DBS account will be accounted for as restricted cash in other noncurrent assets.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.

The recent economic downturn in the worldwide economy and the semiconductor memory industry may harm our business.

The downturn in the worldwide economy had an adverse effect on our business.  Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers and other computing and networking products, mobile devices, Flash memory cards and USB devices.  Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices.  A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures.  In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.  Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults.  As a result, our business, results of operations or financial condition could be materially adversely affected.

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

Our ownership interest in Inotera involves numerous risks.

Our 29.9% ownership interest in Inotera involves numerous risks including the following:

•
risks relating to actions that may be taken or initiated by Qimonda AG’s (“Qimonda”) bankruptcy administrator relating to Qimonda’s transfer to us of its Inotera shares and to the possible rejection of or election of non-performance under certain patent and technology license agreements between us and Qimonda;

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

In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase up to 50% of the wafer production of Inotera.  In the third quarter of 2010, we purchased $188 million of DRAM products (substantially all of which were trench technology) from Inotera.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. (“Rambus”) filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM (“RDRAM”) by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus’ complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys’ fees and costs.   A trial date has not been scheduled.  (See “Item 1.  Legal Proceedings” for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers.  Numerous cases have been filed in various state and federal courts asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege violations of the various jurisdictions’ antitrust, consumer protection and/or unfair competition laws relating to the sale and pricing of DRAM products and seek joint and several damages, trebled, restitution, costs, interest and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California (San Francisco) for consolidated pre-trial proceedings.  On January 29, 2008, the Northern District of California Court granted in part and denied in part our motion to dismiss the plaintiff’s second amended consolidated complaint.  The District Court subsequently certified the decision for interlocutory appeal.  On February 27, 2008, plaintiffs filed a third amended complaint.  On June 26, 2008, the United States Court of Appeals for the Ninth Circuit agreed to consider plaintiffs’ interlocutory appeal.  In addition, various states, through their Attorneys General, have filed suit against us and other DRAM manufacturers alleging violations of state and federal competition laws.  The amended complaint alleges, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seeks damages, and injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, we agreed to pay a total of approximately $67 million in three equal installments over a two-year period.  (See “Item 1.  Legal Proceedings” for additional details on these cases and related matters.)

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

We currently have a higher level of debt compared to historical periods.  As of June 3, 2010 we had $2.4 billion of debt, net of discounts of $264 million.  We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during 2009 and another which was modified in 2010, have covenants that require us to maintain minimum levels of tangible net worth and cash and investments.  As of June 3, 2010, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of June 3, 2010, our 87% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $398 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  In the first quarter of 2010, TECH amended certain of its debt covenants under the credit facility.  We have guaranteed 100% of the outstanding amount borrowed under TECH’s credit facility.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing.  To avoid covenant defaults we may be required to repay debt obligations and/or make additional contributions to TECH, all of which could adversely affect our liquidity and financial condition.

The inability to reach an acceptable agreement with our TECH joint venture partners regarding the future of TECH after its shareholders’ agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among us, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of June 3, 2010, the ownership of TECH was held approximately 87% by us, approximately 10% by Canon and approximately 3% by HP.  The financial results of TECH are included in our consolidated financial statements.  In the third quarter of 2010, TECH accounted for 36% of our total DRAM wafer production.  The shareholders’ agreement for TECH expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are in discussions with HP and Canon to reach a resolution of the matter.  The parties’ inability to reach a resolution of this matter prior to April 2011 could result in the dissolution of TECH and have a significant adverse impact on our DRAM production and results of operation.

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

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $20 million for the first nine months of 2010, $30 million for 2009 and of $25 million for 2008.  We estimate that, based on our assets and liabilities denominated in currencies other than the U.S. dollar as of June 3, 2010, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the Singapore dollar.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition may be adversely affected.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for the third quarter of 2010.  In addition, a substantial portion of our manufacturing operations are located outside the United States.  Our international sales and operations are subject to a variety of risks, including:

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

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2010, the Company acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 38,192 shares of its common stock at an average price per share of $9.76.  The Company retired the 38,192 shares in the third quarter of 2010.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 5, 2010 – April 8, 2010	10,942	$10.30	N/A	N/A
April 9, 2010 – May 6, 2010	800	11.02	N/A	N/A
May 7, 2010 – June 3, 2010	26,450	9.50	N/A	N/A
	38,192	9.76

On May 7, 2010 the Company issued 137.7 million unregistered shares of common stock to Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC as consideration with a fair value of $1,091 million for all the outstanding shares of Numonyx Holdings, B.V.  The shares issued by the Company were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.90
Stockholder Rights and Restrictions Agreement by and among Micron Technology, Inc., Intel Corporation, Intel Technology Asia Pte. Ltd., STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash LLC, dated as of May 7, 2010, 2010

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

Micron Technology, Inc.
(Registrant)

Date: July 13, 2010	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)