Form 10-K
period 2010-09-02
MICRON TECHNOLOGY INC
filed 2010-10-26
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 2, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 1-10658
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(208) 368-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 4, 2010, as reported by the NASDAQ Global Select Market, was approximately $6.1 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of October 19, 2010, was 996,245,706.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s 2010 Annual Meeting of Shareholders to be held on December 16, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in“Products” regarding increased sales of DDR3 DRAM products and growth in demand for NAND Flash products and solid-state drives; and in “Manufacturing” regarding the transition to smaller line-width process technologies.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A. Risk Factors.” All period references are to our fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., and its consolidated subsidiaries, a Delaware corporation, was incorporated in 1978.  As used herein, “we,” “our,” “us” and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000.  Information about us is available on the internet at www.micron.com.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through the our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  Materials filed by us with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling (800) SEC-0330.  Also available on our website are our:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Overview

We are a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, we manufacture semiconductor components for CMOS image sensors and other semiconductor products.  We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development investments.

We obtain product for sale through two primary channels:  1) production from wholly-owned manufacturing facilities and 2) production from our joint venture manufacturing facilities.  In recent years, we have obtained additional manufacturing scale and diversity of products through strategic acquisitions and various partnering arrangements, including joint ventures which have helped us to attain lower cash costs than we could otherwise achieve through internal investments alone.  In addition, we have leveraged our significant investments in research and development by sharing costs of developing memory product and process technologies with our joint venture partners.

In 2010, we had two reportable segments, Memory and Numonyx.  Our other business activities are reflected in All Other nonreportable segments.  Due to the similarity of activities and processes for the Memory and Numonyx segments, within the Business section of this report, only areas where there are significant differences are presented by segment.  The continued integration of Numonyx into our operations will likely result in the re-definition of our reportable segments in 2011.

Memory:  The Memory segment’s primary products are DRAM and NAND Flash, which are key memory components used in a broad array of electronic applications, including personal computers, workstations, network servers, mobile phones and other consumer applications including Flash memory cards, USB storage devices, digital still cameras, MP3/4 players and in automotive applications.  We are focused on improving our Memory segment’s competitiveness by developing new products, advancing our technology and reducing costs.

Numonyx: On May 7, 2010, we completed our acquisition of Numonyx Holdings B.V. (“Numonyx”), which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change memory technologies and products.  We acquired Numonyx in a stock-for-stock transaction to further strengthen our portfolio of memory products, increase manufacturing and revenue scale, access Numonyx’s customer base and provide opportunities to increase multi-chip offerings in the embedded and mobile markets.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Numonyx Holdings B.V.” note.)

All Other:  Operating results of All Other primarily reflect activity of our wafer manufacturing operations for CMOS image sensors and also include activity of our microdisplay, solar and other operations.  We manufacture CMOS image sensor products for Aptina Imaging Corporation (“Aptina”), which is 35% owned by us, under a wafer supply agreement.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments  –  Aptina” note.)

Products

Memory:  Sales of Memory products were 88%, 89% and 89% of our total net sales in 2010, 2009 and 2008, respectively.

Dynamic Random Access Memory (“DRAM”):  DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval.  DRAM products were 60%, 50% and 54% of our total net sales in 2010, 2009 and 2008, respectively.  We offer DRAM products with a variety of performance, pricing and other characteristics including high-volume DDR3 and DDR2 products as well as specialty DRAM memory products including DDR, SDRAM, Mobile Low Power DRAM, PSRAM and RLDRAM.

DDR3 and DDR2:  DDR3 and DDR2 are standardized, high-density, high-volume DRAM products that are sold primarily for use as main system memory in computers and servers.  DDR3 and DDR2 products offer high speed and high bandwidth at a relatively low cost compared to other DRAM products.  DDR3 products were 22% of our total net sales in 2010 as compared to 7% of our total net sales in 2009 and we expect that sales of DDR3 products as a percentage of total net sales will continue to increase in 2011.  DDR2 products were 24%, 22% and 28% of our total net sales in 2010, 2009 and 2008, respectively.

We offer DDR3 products in 1 gigabit (“Gb”) and 2 Gb densities and DDR2 products in 256 megabit (“Mb”), 512 Mb, 1 Gb and 2 Gb densities.  We expect that these densities will be necessary to meet future customer demands for a broad array of products and offer these products in multiple configurations, speeds and package types.  In connection with our investment in Inotera in 2009, we also offered DDR2 and DDR3 DRAM products manufactured by Inotera using a trench DRAM technology.  As Inotera transitioned to our stack DRAM technology it discontinued wafers starts on trench DRAM in July of 2010.  All wafer starts since that time have been on our stack DRAM technology.

Other DRAM products:  We also offer specialty DRAM memory products including DDR, SDRAM, DDR and DDR2 Mobile Low Power DRAM (“LPDRAM”), Pseudo-static RAM (“PSRAM”) and Reduced Latency DRAM (“RLDRAM”), in densities ranging from 64 Mb to 2 Gb, which are used primarily in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as computer memory upgrades.  Aggregate sales of these products were 14%, 21% and 25% of our total net sales in 2010, 2009 and 2008, respectively.

NAND Flash memory (“NAND”):  NAND products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off.  NAND sales for the Memory segment were 28%, 39% and 35% of our total net sales in 2010, 2009 and 2008, respectively.  NAND is ideal for mass-storage devices due to its fast erase and write times, high density, and low cost per bit relative to other solid-state memory.  Removable storage devices, such as USB and Flash memory cards, are used with applications such as personal computers, digital still cameras, MP3/4 players and mobile phones.  Embedded NAND-based storage devices are utilized in mobile phones, MP3/4 players, computers, solid-state drives (“SSD’s”), tablets and other personal and consumer applications.  The market for NAND products has grown rapidly and we expect it to continue to grow due to demand for these and other removable and embedded storage devices.

DRAM, NAND and NOR share common manufacturing processes, enabling us to leverage our product and process technologies and manufacturing infrastructure across these product lines.  Our NAND designs feature a small cell structure that enables higher densities for demanding applications.  We offer Single-Level Cell (“SLC”) products and Multi-Level Cell (“MLC”) NAND products, which have two or more times the bit density of SLC products.  In 2010, we offered SLC NAND products in 1 Gb, 2 Gb, 4 Gb and 8 Gb densities.  In addition, we offered 8 Gb, 16 Gb, 32 Gb and 64 Gb 2-bit-per-cell MLC NAND products and 32 Gb and 64 Gb 3-bit-per-cell MLC NAND products.  We offer high-speed NAND products that deliver much faster access by leveraging ONFI 2.0/2.1/2.2 specifications and a four-plane architecture with higher clock speeds.

We offer next-generation RealSSD™ solid-state drives for enterprise server and notebook applications which feature higher performance, reduced power consumption and enhanced reliability as compared to typical hard disk drives.  Using our SLC and MLC NAND process technology, these solid-state drives (“SSDs”) are offered in 2.5-inch and 1.8-inch form factors, with densities up to 256 gigabytes and as embedded USB devices with densities up to 16 gigabytes.  We expect that demand for SSD’s will increase significantly over the next few years.  We also offer NAND Flash in multichip packages (“MCP’s”) that incorporate NAND Flash with other memory products to create a single package that simplifies design while improving performance and functionality.

Our Lexar subsidiary sells high-performance digital media products and other flash-based storage products through retail and original equipment manufacturing (“OEM”) channels.  Our digital media products include a variety of Flash memory cards with a range of speeds, capacities and value-added features.  Our digital media products also include our JumpDrive™ products, which are high-speed, portable USB flash drives for consumer applications that serve a variety of uses, including floppy disk replacement and digital media accessories such as card readers and image rescue software.  We offer Flash memory cards in a variety of speeds and capacities and in all major media formats currently used by digital cameras and other electronic host devices, including:  CompactFlash, Memory Stick and Secure Digital Cards.  CompactFlash and Memory Stick products sold by us incorporate our patented controller technology.  Other products, including Secure Digital Card Flash memory cards and some JumpDrive products, incorporate third party controllers.  We sell products under our Lexar™ brand and manufacture products that are sold under other brand names, including pursuant to an agreement with Eastman Kodak Company to sell digital media products under the Kodak brand name.  We also resell Flash memory products that are purchased from suppliers.

Numonyx:  Sales of Numonyx products were 7% of our total net sales in 2010, reflecting sales after the May 7, 2010 acquisition of Numonyx.

NOR Flash Memory (“NOR”):  NOR products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off, offer fast read times due to random access capability and have execute-in-place (“XiP”) capability, which enables processors to read NOR without first accessing RAM.  These capabilities make NOR ideal for storing program code in wireless and embedded applications.  NOR is the principal product of the Numonyx segment and NOR sales from the May 7, 2010 acquisition of Numonyx were 5% of our total net sales for 2010.  We offer NOR products in scalable densities from 32 Mb to 2 Gb and in a wide range of voltages to meet embedded application design requirements.

We offer NOR in several product families to address different customer requirements for embedded and wireless applications.  For embedded applications, Axcell™ NOR products feature memories that are divided into blocks that can be erased independently to allow valid data to be preserved while old data is erased and offer higher flexibility in code storage via both asymmetrical and symmetrical block architecture.  These Axcell™ products feature flexible partition Read-While-Write/Erase (RWW/E) operation, which allows data to be read from one bank, or group of banks, while another bank is written or erased.

For wireless applications, we offer NOR flash in several product families to address a variety of applications.  “M Family” StrataFlash® cellular memory NOR products, manufactured on our advanced 65nm process technology, deliver the highest available density and performance in the market for XiP solutions.  “L Family” StrataFlash® cellular memory NOR products offer long-term solutions for legacy platform architectures.  “W Family” NOR products offer reliable solutions for designers looking for easy integration, low density and low power.

We also offer Forté™ serial flash memory NOR products to address applications that require small, low-power and cost-effective memory solutions.  Forté™ serial flash memory NOR products are offered in four product families to address different performance requirements.

NAND and DRAM:  The Numonyx segment sells NAND and DRAM products primarily in MCP’s that combine NAND and/or DRAM with NOR and other memory components.  See additional description of NAND, DRAM and MCP’s under Memory segment products above.

Phase Change Memory (“PCM”):  PCM is a new memory technology that combines the best attributes of NOR, NAND and RAM, simplifying memory and producing more capabilities within a single chip.  PCM is bit-alterable, non-volatile memory featuring fast read/write/erase speeds that is highly scalable to lower line-width technologies.  We currently offer Omneo™ PCM products and are developing next generation PCM products.

All Other:  We manufacture CMOS image sensor products for Aptina under a wafer supply agreement.  Our sales of these products are dependent on Aptina’s ability to successfully design and market its CMOS image sensor products to end customers.  We are also developing microdisplay and solar products.

Partnering Arrangements

The following is a summary of our partnering arrangements as of September 2, 2010:

	Partner(s)	Approximate Micron Ownership Interest	Formed/ Acquired	Product Market

Consolidated Entities:
IMFT	Intel Corporation	51%	2006	NAND Flash	(1)
IMFS	Intel Corporation	57%	2007	NAND Flash	(1)
TECH	Canon Inc. and Hewlett-Packard Corporation	87%	1998	DRAM	(2)
MP Mask	Photronics, Inc.	50%	2006	Photomasks	(3)

Equity Method Investments:
Inotera	Nanya Technology Corporation	30%	2009	DRAM	(4)
MeiYa	Nanya Technology Corporation	50%	2008	DRAM	(4)
Transform	Origin Energy Limited	50%	2010	Solar Panels	(5)
Aptina	Riverwood Capital LLC and TPG Partners VI, L.P.	35%	2009	CMOS Image Sensors	(6)

(1)
IM Flash: We have partnered with Intel Corporation (“Intel”) for the design, development and manufacture of NAND Flash products.  In connection therewith, we have formed two joint ventures with Intel to manufacture NAND Flash memory products for the exclusive benefit of the partners:  IM Flash Technologies, LLC (“IMFT”) and IM Flash Singapore LLP (“IMFS”) (collectively, “IM Flash”).  The parties share the output of IM Flash generally in proportion to their investment in IM Flash.  We sell NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost.  We generally share product design and other research and development costs equally with Intel.  In the second quarter of 2010, IM Flash commenced start-up activities, including placing purchase orders and preparing for tool installations, at its new 300mm wafer fabrication facility in Singapore. IM Flash is included in our Memory segment.  Our interest in IMFS increased to 71% on October 5, 2010, at which time we obtained a majority of the seats of the board of managers of IMFS.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash joint ventures with Intel” note.)

(2)
TECH: We have a DRAM memory manufacturing joint venture in Singapore, TECH Semiconductor Singapore Pte. Ltd. (“TECH”) among us, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of September 2, 2010, we owned an approximate 87% interest in TECH.  Subject to specific terms and conditions of the joint venture agreements, we have agreed to purchase all of the products manufactured by TECH.  TECH’s semiconductor manufacturing facilities use our product and process technology.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are in discussions with HP and Canon to reach a resolution of this matter.  The parties’ inability to reach a resolution prior to April 2011 could result in the sale of TECH’s assets and could require repayment of TECH’s credit facility ($348 million outstanding as of September 2, 2010).  As of September 2, 2010, the carrying value of TECH’s net assets was $1.1 billion.  TECH accounted for 45% of our total DRAM wafer production in 2010, including 48% in the fourth quarter of 2010.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.” note.)

(3)
MP Mask: We produce photomasks for leading-edge and advanced next generation semiconductors through MP Mask Technology Center, LLC (“MP Mask”), a joint venture with Photronics, Inc. (“Photronics”).  We and Photronics also have supply arrangements wherein we purchase a substantial majority of the reticles produced by MP Mask.  MP Mask is included in our Memory segment.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – MP Mask Technology Center, LLC.” note.)

(4)
Inotera and MeiYa: We have partnered with Nanya Technology Corporation (“Nanya”) for the design, development and manufacture of stack DRAM products, including the joint development of DRAM process technology.  In connection therewith, we have partnered with Nanya in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  We have a supply agreement with Inotera and Nanya which gives us the right and obligation to purchase 50% of Inotera’s semiconductor memory components subject to specific terms and conditions.  Under the formula for this supply agreement, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers from Inotera. We also partner with Nanya to jointly develop process technology and designs to manufacture stack DRAM products. In connection with the partnering agreement, we have also deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  Under a cost sharing arrangement effective beginning in April 2010, we generally share DRAM development costs equally with Nanya.  In addition, in 2010, we began receiving royalties from Nanya for sales of stack DRAM products manufactured by or for Nanya with technology developed prior to April 2010.  Inotera and MeiYa are included in our Memory segment.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera and MeiYa DRAM Joint Ventures with Nanya” note.)

(5)
Transform: On December 18, 2009, we acquired a 50% interest in Transform Solar Pty Limited (“Transform”), a subsidiary of Origin Energy Limited (“Origin”)  in exchange for nonmonetary assets with a fair value of $65 million, consisting of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  Transform develops and manufactures photovoltaic solar panels.  Transform is included in our All Other nonreportable segments.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Transform” note.)

(6)
Aptina: We manufacture CMOS image sensor products for Aptina under a wafer supply agreement.  Our ownership in Aptina constitutes 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Aptina is included in our All Other nonreportable segments.  Our investment in Aptina is accounted for as an equity method investment, in which we recognize our share of Aptina’s results of operations based on our 64% share of Aptina’s common stock.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Aptina” note.)

Manufacturing

Our manufacturing facilities are located in the United States, China, Israel, Italy, Japan, Malaysia, the Philippines, Puerto Rico and Singapore.  Our Inotera joint venture also has a wafer fabrication facility in Taiwan.  Our manufacturing facilities generally operate 24 hours per day, 7 days per week.  Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment.  Most semiconductor equipment must be replaced every three to five years with increasingly advanced equipment.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test.  Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities.  The primary determinants of manufacturing cost are die size, number of mask layers, number of fabrication steps and number of good die produced on each wafer.  Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment.  We continuously enhance our production processes, reducing die sizes and transitioning to higher density products.  In the second half of 2010, most of our DRAM products were manufactured using our 50nm line-width process technology and we expect to transition our DRAM production to 42nm line-width process technology in 2011.  In 2010 we began transitioning production of our NAND Flash memory products to our 25nm line-width process technology and expect that most of our NAND Flash products will be manufactured with this process technology in 2011.  In 2010, we manufactured substantially all of our high-volume DRAM and NAND Flash products on 300mm wafers.  We manufactured NOR Flash, some specialty DRAM and CMOS image sensor products on 200mm wafers.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants.  Despite stringent manufacturing controls, equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects and dust particles can lead to wafers being scrapped and individual circuits being nonfunctional.  Success of our manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits.  In this regard, we employ rigorous quality controls throughout the manufacturing, screening and testing processes.  We are able to recover many nonstandard devices by testing and grading them to their highest level of functionality.

After fabrication, most silicon wafers are separated into individual die.  We sell semiconductor products in both packaged and unpackaged (i.e. “bare die”) forms.  For packaged products, functional die are sorted, connected to external leads and encapsulated in plastic packages.  We assemble products in a variety of packages, including TSOP (thin small outline package), TQFP (thin quad flat package) and FBGA (fine pitch ball grid array).  Bare die products address customer requirements for smaller form factors and higher memory densities and provide superior flexibility for use in packaging technologies such as systems-in-a-package (SIPs) and multi-chip packages (MCPs), which reduce the board area required.

We test our products at various stages in the manufacturing process, perform high temperature burn-in on finished products and conduct numerous quality control inspections throughout the entire production flow.  In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of DRAM die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

We assemble a significant portion of our memory products into memory modules.  Memory modules consist of an array of memory components attached to printed circuit boards (“PCBs”) that insert directly into computer systems or other electronic devices.  We also contract with independent foundries and assembly and testing organizations to manufacture Lexar flash media products such as memory cards and USB devices.

We utilize subcontractors to perform a significant portion of our assembly, test and module assembly services.  Outsourcing these services enables us to reduce costs and minimize our capital investment.

In recent years, we have produced an increasingly broad portfolio of products, which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing process.  Although our product lines generally use similar manufacturing processes, our overall cost efficiency can be affected by frequent conversions to new products, the allocation of manufacturing capacity to more complex, smaller-volume parts and the reallocation of manufacturing capacity across various product lines.

NAND Flash joint ventures with Intel Corporation:  Our IM Flash joint ventures with Intel manufacture NAND Flash memory products for the exclusive benefit of the partners.  We share the output of IM Flash with Intel generally in proportion to their investment in IM Flash.  In the second quarter of 2010, IM Flash began moving forward with start-up activities in a new Singapore wafer fabrication facility, including placing purchase orders and tool installations that commenced in the first quarter of 2011.

Inotera:    Under a supply agreement with Inotera, we have the right and obligation to obtain 50% of Inotera’s output, estimated to be approximately 65,000 300mm DRAM wafer starts per month by the end of calendar 2010.  In 2010, Inotera substantially completed a transition of its manufacturing from trench DRAM process technology to our stack DRAM process technology.

TECH:  Our TECH joint venture in Singapore manufactures DRAM products using our product and process technology.  Subject to specific terms and conditions, we have agreed to purchase all of the products manufactured by TECH.  In 2010, TECH accounted for approximately 24% of our total wafer production and 45% of our total DRAM production.

MP Mask:  We produce photomasks for leading-edge and advanced next generation semiconductors through MP Mask.  We and Photronics also have supply arrangements wherein we purchase a substantial majority of the reticles produced by MP Mask.

Aptina Supply Agreement:  We manufacture CMOS image sensor products for Aptina under a wafer supply agreement.

(See “Partnering Arrangements”)

Availability of Raw Materials

Our production processes require raw materials that meet exacting standards, including several that are customized for, or are unique to, us.  We generally have multiple sources and sufficient availability of supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards.  In some cases, materials are provided by a single supplier.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames, molding compound and other materials.  In addition, transportation problems could delay our receipt of raw materials.  Although raw materials shortages or transportation problems have not significantly interrupted our operations in the past, shortages may occur from time to time in the future.  Also, lead times for the supply of raw materials have been extended in the past.  If our supply of raw materials is interrupted, or lead times are extended, our results of operations could be adversely affected.

Marketing and Customers

Our products are sold into computing, consumer, networking, telecommunications, and imaging markets.  Approximately 45% of our net sales for 2010 were to the computing market, which includes desktop PCs, servers, notebooks and workstations.  Sales to Hewlett-Packard Company, primarily of DRAM, were 13% of our net sales in 2010.  Sales to Intel, primarily of NAND Flash from our IM Flash joint ventures, were 9% of our net sales in 2010, 20% of our net sales in 2009 and 19% of our net sales in 2008.

Our Memory products are offered under the Micron, Lexar®, Crucial™ and SpecTek® brand names and private labels.  Our Numonyx products are offered under the Numonyx® brand name.  We market our Memory and Numonyx semiconductor products primarily through our own direct sales force and maintain sales offices in our primary markets around the world.  We sell Lexar-branded NAND Flash memory products primarily through retail channels and our Crucial™-branded products primarily through a web-based customer direct sales channel.  Our products are also offered through independent sales representatives and distributors.  Independent sales representatives obtain orders subject to final acceptance by us and are compensated on a commission basis.  We make shipments against these orders directly to the customer.  Distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors’ products.  We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products.

We offer products designed to meet the diverse needs of computing, server, automotive, networking, commercial/industrial, consumer electronics, mobile, embedded, security and medical applications.  Many of our customers require a thorough review or qualification of semiconductor products, which may take several months.

Backlog

Because of volatile industry conditions, customers are reluctant to enter into long-term, fixed-price contracts.  Accordingly, new order volumes for our semiconductor products fluctuate significantly.  We typically accept orders with acknowledgment that the terms may be adjusted to reflect market conditions at the date of shipment.  For these reasons, we do not believe that our order backlog as of any particular date is a reliable indicator of actual sales for any succeeding period.

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  In accordance with industry practice, we generally provide a limited warranty that our products are in compliance with our specifications existing at the time of delivery.  Under our general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our general terms and conditions.

Competition

We face intense competition in the semiconductor memory markets from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd; SanDisk Corporation; Spansion Inc. and Toshiba Corporation.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs resulting in significantly increased worldwide supply and downward pressure on prices.

Research and Development

Our process technology research and development (“R&D”) efforts are focused primarily on development of successively smaller line-width process technologies, which are designed to facilitate our transition to next generation memory products.  Additional process technology R&D efforts focus on advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials.  Product design and development efforts are concentrated on our high density DDR3DRAM and LP-DDR2 mobile LPDRAM products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, PCM and memory systems.

Our R&D expenses were $624 million, $647 million and $680 million in 2010, 2009 and 2008, respectively.  We generally share R&D process and design costs for NAND Flash equally with Intel and for DRAM equally with Nanya.  As a result of reimbursements under our NAND Flash and DRAM cost sharing arrangements with our joint venture partners, our overall R&D expenses were reduced by $155 million, $107 million and $148 million in 2010, 2009 and 2008, respectively.

To compete in the semiconductor memory industry, we must continue to develop technologically advanced products and processes.  We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory solutions.  Our process development center and largest design center are located at our corporate headquarters in Boise, Idaho.  We have several additional product design centers in other strategic locations around the world.  In addition, we develop leading edge photolithography mask technology at our MP Mask joint venture facility in Boise.

R&D expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development, and personnel costs.  Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification.

Geographic Information

Sales to customers outside the United States totaled $7.1 billion for 2010 and included $3.3 billion in sales to China, $817 million in sales to Malaysia, $777 million in sales to Europe, $711 million in sales to Taiwan, and $1.1 billion in sales to the rest of the Asia Pacific region (excluding China, Malaysia and Taiwan).  Sales to customers outside the United States totaled $3.9 billion for 2009 and $4.4 billion for 2008.  As of September 2, 2010, we had net property, plant and equipment of $3.9 billion in the United States, $2.2 billion in Singapore, $173 million in Italy, $111 million in Israel, $90 million in China, $81 million in Japan, and $60 million in other countries.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information” note and “Item 1A. Risk Factors.”)

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued.  As of September 2, 2010, we owned approximately 16,800 U.S. patents and 2,900 foreign patents.  In addition, we have numerous U.S. and foreign patent applications pending.  Our patents have terms expiring through 2029.

We have a number of patent and intellectual property license agreements.  Some of these license agreements require us to make one-time or periodic payments.  We may need to obtain additional patent licenses or renew existing license agreements in the future.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

In recent years, we have recovered some of our investment in technology through sales or license of intellectual property rights to joint venture partners and other third parties.  We are pursuing additional opportunities to recover our investment in intellectual property through additional sales or licenses of intellectual property and potential partnering arrangements.  On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co., Ltd. (“Samsung”).  Under the agreement, Samsung will pay us $275 million, with $200 million paid in October 2010, $40 million due January 31, 2011 and $35 million due March 31, 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Employees

As of September 2, 2010, we had approximately 25,900 employees, of which approximately 15,900 were outside the United States, including approximately 6,400 in Singapore, 3,400 in Italy, 1,500 in Japan, 1,300 in China and 1,200 in Israel.  Our employees include approximately 2,300 in our IM Flash joint ventures, primarily located in the United States, and approximately 1,800 are employees of our TECH joint venture, located in Singapore.  Our employment levels can vary depending on market conditions and the level of our production, research and product and process development.  Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees.  The loss of our key personnel could have a material adverse effect on our business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from our manufacturing processes.  In 2010, our wholly-owned wafer fabrication facilities continued to conform to the requirements of ISO 14001certification.  To continue certification, we met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While we have not experienced any materially adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations or other compliance actions.

Directors and Executive Officers of the Registrant

Our officers are appointed annually by the Board of Directors and our directors are elected annually by our shareholders.  Any directors appointed by the Board of Directors to fill vacancies on the Board serve until the next election by the shareholders.  All officers and directors serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation or removal.

As of September 2, 2010, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	46	Vice President of Worldwide Sales
Steven R. Appleton	50	Chairman and Chief Executive Officer
D. Mark Durcan	49	President and Chief Operating Officer
Ronald C. Foster	59	Vice President of Finance and Chief Financial Officer
Glen W. Hawk	48	Vice President of Embedded Solutions
Roderic W. Lewis	55	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Mario Licciardello	68	Vice President of Wireless Business Group
Patrick T. Otte	48	Vice President of Human Resources
Brian J. Shields	48	Vice President of Worldwide Operations
Brian M. Shirley	41	Vice President of DRAM Solutions
Teruaki Aoki	68	Director
James W. Bagley	71	Director
Robert L. Bailey	53	Director
Mercedes Johnson	56	Director
Lawrence N. Mondry	50	Director
Robert E. Switz	64	Director

Mark W. Adams joined us in June 2006.  From January 2006, until he joined us, Mr. Adams was the Chief Operating Officer of Lexar Media, Inc.  Mr. Adams served as the Vice President of Sales and Marketing for Creative Labs, Inc. from December 2002 to January 2006.  From March 2000 to September 2002, Mr. Adams was the Chief Executive Officer of Coresma, Inc.  Mr. Adams holds a BA in Economics from Boston College and an MBA from Harvard Business School.

Steven R. Appleton joined us in February 1983 and has served in various capacities since that time.  Mr. Appleton first became an officer in August 1989 and has served in various officer positions since that time.  From April 1991 until July 1992 and since May 1994, Mr. Appleton has served on our Board of Directors.  From September 1994 to June 2007, Mr. Appleton served as our Chief Executive Officer, President and Chairman of the Board of Directors.  From June 2007, Mr. Appleton served as our Chief Executive Officer and Chairman of the Board.  Mr. Appleton is a member of the Board of Directors of National Semiconductor Corporation.  Mr. Appleton holds a BA in Business Management from Boise State University.

D. Mark Durcan joined us in June 1984 and has served in various positions since that time.  Mr. Durcan was appointed our Chief Operating Officer in February 2006 and President in June 2007.  Mr. Durcan has been an officer since 1996.  Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University.

Ronald C. Foster joined us in April 2008 and is the Chief Financial Officer and Vice President of Finance.  In this position, Mr. Foster has oversight responsibilities of the financial aspects of Micron’s worldwide operations.  He was appointed to his current position in 2008 after serving as a member of the Board of Directors from June 2004 to April 2005.  Before joining Micron, Mr. Foster was the chief financial officer of FormFactor, Inc.  He previously served as the Chief Financial Officer for JDS Uniphase, Inc., and Novell, Inc., and has held senior financial management positions at Hewlett-Packard and Applied Materials.  He is currently a member of the Board of Directors of Luxim, Inc.  Mr. Foster holds a master’s degree in business administration from the University of Chicago and a bachelor’s degree in economics from Whitman College.

Glen W. Hawk joined us in May 2010 and serves as our Vice President of Embedded Solutions.  Mr. Hawk served as the Vice President and General Manger of the Embedded Business Group for Numonyx from 2008 to May 2010.  Prior to Numonyx, Mr. Hawk served as General Manager of the Flash Product Group for Intel Corporation.  Mr. Hawk holds a BS degree in Chemical Engineering from the University of California, Berkeley.

Roderic W. Lewis joined us in August 1991 and has served in various capacities since that time.  Mr. Lewis has served as our Vice President of Legal Affairs, General Counsel and Corporate Secretary since July 1996.  Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

Mario Licciardello joined us in May 2010 and serves as our Vice President of Wireless Business Group.  Mr. Licciardello served as the Chief Operating Officer for Numonyx since its inception in 2008 through May 2010.  Prior to Numonyx, Mr. Licciardello served as Corporate Vice President and General Manager of the Flash Memories Group at STMicroelectronics N.V.  Mr. Licciardello holds a BS degree in Physics from the University of Catania, Italy.

Patrick T. Otte joined us in 1987 and has served in various positions of increasing responsibility, including production and operations manager in several of our fabrication facilities and site director for our facility in Manassas, Virginia.  Mr. Otte has served as our Vice President of Human Resources since March 2007.  Mr. Otte holds a Bachelor of Science degree from St. Paul Bible College in Minneapolis, Minnesota.

Brian J. Shields joined us in November 1986 and has served in various operational positions with us.  Mr. Shields first became an officer in March 2003 and was Vice President of Wafer Fabrication starting December 2005 and has served as Vice President of Worldwide Operations from June, 2010.

Brian M. Shirley joined us in August 1992 and has served in various positions since that time.  Mr. Shirley became Vice President of Memory in February 2006 and has served as Vice President of DRAM Solutions from June, 2010.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Teruaki Aoki has served as President of Sony University since April 2005.  Dr. Aoki has been associated with Sony since 1970 and has held various executive positions, including Senior Executive Vice President and Executive Officer of Sony Corporation as well as President and Chief Operating Officer of Sony Electronics, a U.S. subsidiary.  Dr. Aoki holds a Ph.D. in Material Sciences from Northwestern University as well as a BS in Applied Physics from the University of Tokyo.  He was elected as an IEEE Fellow in 2003 and serves as Advisory Board Member of Kellogg School of Management of Northwestern University.  Dr. Aoki also serves on the board of Citizen Holdings Co., Ltd. Dr. Aoki is the Chairman of the Board’s Compensation Committee.  He has served on our Board of Directors since 2006.

James W. Bagley became the Executive Chairman of Lam Research Corporation (“Lam”), a supplier of semiconductor manufacturing equipment, in June 2005.  From August 1997 through June 2005, Mr. Bagley served as the Chairman and Chief Executive Officer of Lam. Mr. Bagley is a member of the Board of Directors of Teradyne, Inc.  He has served on our Board of Directors since June 1997.  Mr. Bagley holds a MS and BS in Electrical Engineering from Mississippi State University.

Robert L. Bailey has been Chairman of the Board of Directors of PMC-Sierra (“PMC”) since 2005 and also served as PMC’s Chairman from February 2000 until February 2003.  Mr. Bailey has been a director of PMC since October 1996.  He also served as the President and Chief Executive Officer of PMC from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Mr. Bailey currently serves on the Board of Directors of Entropic Communications.  Mr. Bailey holds a BS degree in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.  He has served on our Board of Directors since 2007.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial and consumer applications, from December 2005 to August 2008.  She also served as the Senior Vice President, Finance, of Lam from June 2004 to January 2005 and as Lam’s Chief Financial Officer from May 1997 to May 2004.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation.  Ms. Johnson is the Chairman of the Board’s Audit Committee and has served on our Board of Directors since 2005.

Lawrence N. Mondry was the President and Chief Executive Officer of CSK Auto Corporation (“CSK”), a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry is the Chairman of the Board’s Governance Committee and Presiding Director. He has served on our Board of Directors since 2005.

Robert E. Switz is currently Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., (“ADC”), a supplier of network infrastructure products and services.  Mr. Switz has been President and Chief Executive officer of ADC since August 2003 and Chairman since August 2008.  He has been with ADC since 1994 and prior to his current position, served ADC as Executive Vice President and Chief Financial Officer.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in Marketing/Economics from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for ADC and Broadcom Corporation.  He has served on our Board of Directors since 2006.

There are no family relationships between any of our directors or executive officers.

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

We have experienced dramatic declines in average selling prices for our semiconductor memory products which have adversely affected our business.

For 2010 average selling prices of NAND products decreased 18% and average selling prices of DRAM products increased 28%.  The increase in average selling prices for DRAM products is the first increase since 2004.  For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In some prior periods, average selling prices for our memory products have been below our manufacturing costs.  If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to improve or maintain gross margins.  Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, and changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

The semiconductor memory industry is highly competitive.

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Hynix Semiconductor Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; Spansion Inc. and Toshiba Corporation.  Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities.  Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs.  The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory.  Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production.  As a result of improving conditions in the semiconductor memory market in recent periods, our competitors may increase capital expenditures resulting in future increases in worldwide supply.  Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

The inability to reach an acceptable agreement with our TECH joint venture partners regarding the future of TECH after its shareholders’ agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among us, Canon Inc. (“Canon”) and Hewlett-Packard Company (“HP”).  As of September 2, 2010, the ownership of TECH was held approximately 87% by us, approximately 10% by Canon and approximately 3% by HP.  The financial results of TECH are included in our consolidated financial statements.  In the fourth quarter of 2010, TECH accounted for 48% of our total DRAM wafer production.  The shareholders’ agreement for TECH expires in April 2011.  In the first quarter of 2010, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We have been in discussions with HP and Canon to reach a resolution of the matter.  However, there remain wide gaps between our position and those of HP and Canon.  The parties’ inability to reach a resolution of this matter prior to April 2011 would, per the terms of the shareholders’ agreement, result in the sale of TECH’s assets.  As of September 2, 2010, the carrying value of TECH’s net assets was $1.1 billion and in the event of dissolution our loss could be a significant portion of this amount.  In addition, the parties’ inability to reach a resolution prior to April 2011 could result in the sale of TECH’s assets and could require repayment of TECH’s credit facility ($348 million outstanding as of September 2, 2010).  The sale of TECH’s assets per the terms of the shareholders’ agreement may have a significant adverse impact on our DRAM production and results of operation.

Integration of our acquired Numonyx business may disrupt operations and result in significant costs.

The integration of our acquired Numonyx business is a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the business of Numonyx and our other operations.  Realizing the anticipated benefits of the acquisition will depend in part on the timely integration of technology, operations, and personnel.  If we are unable to successfully integrate Numonyx with our operations in a timely manner our financial condition and results of operations could be adversely affected.  The challenges involved in this integration include the following:

•	combining product and service offerings;

•	coordinating research and development activities to enhance the development and introduction of new products and services;

•	preserving customer, supplier and other important relationships of both Micron and Numonyx and resolving potential conflicts that may arise;

•	managing supply chains and product channels effectively during the period of combining operations;

•	minimizing the diversion of management attention from ongoing business concerns;

•	additional expenses associated with the acquisition and integration of Numonyx;

•	retaining key employees;

•	managing new business structures; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance and local laws and regulations.

The downturn in the worldwide economy may harm our business.

The downturn in the worldwide economy had an adverse effect on our business.  A continuation or deterioration of depressed economic conditions could have an even greater adverse effect on our business.  Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers and other computing and networking products, mobile devices, Flash memory cards and USB devices.  Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices.  A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures.  In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties.  Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults.  As a result, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect that capital spending will be approximately $2.4 billion to $2.9 billion for 2011.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of September 2, 2010, we had cash and equivalents of $2,913 million, of which $601 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed.  As a result of the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	recognition of our share of potential Inotera, Aptina and Transform losses in our results of operation;

•	due to financial constraints, our partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures which may result in us increasing our capital contributions to such ventures resulting in additional cash expenditures by us; for example, our contributions to IM Flash Singapore in 2010 and the first two months of 2011 totaled $128 million and $392 million, respectively, while Intel’s contributions totaled $38 million and $0, respectively;

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

Our ownership interest in Inotera involves numerous risks.

Our 29.9% ownership interest in Inotera involves numerous risks including the following:

•	risks relating to actions that may be taken or initiated by Qimonda AG’s (“Qimonda”) bankruptcy administrator relating to Qimonda’s transfer to us of its Inotera shares;

•	we may experience continued difficulties in transferring technology to Inotera;

•	we may experience continued difficulties and delays in ramping production at Inotera;

•	Inotera’s ability to meet its ongoing obligations;

•	costs associated with manufacturing inefficiencies resulting from underutilized capacity;

•	difficulties in converting Inotera production from Qimonda’s trench technology to our stack technology;

•	uncertainties around the timing and amount of wafer supply we will receive under the supply agreement; and

•
obligations during the technology transition period to procure product based on a competitor’s technology which may be difficult to sell and to provide support for such product, with respect to which we have limited technological understanding.

In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase 50% of the wafer production of Inotera.  In 2010, we purchased $693 million of DRAM products from Inotera.

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

On September 24, 2010, Oracle America Inc. (“Oracle”), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys’ fees, costs and injunctive relief.

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

There are a number of risks and uncertainties related to Numonyx’s former joint venture with Hynix.

In connection with our purchase of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  The change in control of Numonyx gave Hynix the right to purchase all of our equity interests in the Hynix JV.  Hynix exercised its right to purchase our interest in the Hynix JV and consummated the equity transfer on August 31, 2010 for $423 million.

 A significant portion of Numonyx's sales are dependent upon sales of products supplied to us by the Hynix JV pursuant to a supply agreement.  On July 29, 2010, we entered into a new supply agreement with Hynix, which provides for the continued supply of products through September 30, 2011 at market rates.  Pricing under the new agreement is not anticipated to be as favorable as pricing under the JV supply agreement that existed prior to the sale of our ownership interest in the Hynix JV.

Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. (“DBS”) that require us to guarantee an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS to the Hynix JV.  Under the agreements, on August 31, 2010, we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize our obligations under the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash on our balance sheet.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  There can be no assurance that the Hynix JV will not default under such loan.

We may make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increasing debt to finance an acquisition or formation of a new business;

•	diverting management’s attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas; and

•	hiring and retaining key employees.

Acquisitions of, or alliances with, high-technology companies are inherently risky, and future transactions may not be successful and may materially adversely affect our business, results of operations or financial condition.

New product development may be unsuccessful.

We are developing new products that complement our traditional memory products or leverage their underlying design or process technology.  We have made significant investments in product and process technologies and anticipate expending significant resources for new semiconductor product development over the next several years.  The process to develop DRAM, NAND Flash, NOR Flash and certain specialty memory products requires us to demonstrate advanced functionality and performance, many times well in advance of a planned ramp of production, in order to secure design wins with our customers.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture new products, that we will be able to successfully market these products or that margins generated from sales of these products will allow us to recover costs of development efforts.

Our debt level is higher than compared to historical periods.

We currently have a higher level of debt compared to historical periods.  As of September 2, 2010 we had $2.4 billion of debt, net of discounts of $247 million.  We may need to incur additional debt in the future. Our debt level could adversely impact us.  For example it could:

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

Several of our credit facilities, one of which was modified during 2009 and another of which was modified in 2010, have covenants that require us to maintain minimum levels of tangible net worth and cash and investments.  As of September 2, 2010, we were in compliance with our debt covenants.  If we are unable to continue to be in compliance with our debt covenants, or obtain waivers, an event of default could be triggered, which, if not cured, could cause the maturity of other borrowings to be accelerated and become due and currently payable.

Covenants in our debt instruments may obligate us to repay debt, increase contributions to our TECH joint venture and limit our ability to obtain financing.

Our ability to comply with the financial and other covenants contained in our debt may be affected by economic or business conditions or other events.  As of September 2, 2010, our 87% owned TECH Semiconductor Singapore Pte. Ltd., (“TECH”) subsidiary, had $348 million outstanding under a credit facility with covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios for TECH and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  If TECH does not comply with these debt covenants and restrictions, this debt may be deemed to be in default and the debt declared payable.  There can be no assurance that TECH will be able to comply with its covenants.  Additionally, if TECH is unable to repay its borrowings when due, the lenders under TECH’s credit facility could proceed against substantially all of TECH’s assets.  In the first quarter of 2010, TECH amended certain of its debt covenants under the credit facility.  We have guaranteed 100% of the outstanding amount borrowed under TECH’s credit facility.  If TECH’s debt is accelerated, we may not have sufficient assets to repay amounts due.  Existing covenant restrictions may limit our ability to obtain additional debt financing.  To avoid covenant defaults we may be required to repay debt obligations or make additional contributions to TECH, all of which could adversely affect our liquidity and financial condition.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Our financial statements are prepared in accordance with U.S. GAAP and are reported in U.S. dollars.  Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $23 million for 2010, $30 million for 2009 and of $25 million for 2008.  We estimate that, based on our assets and liabilities denominated in currencies other than the U.S. dollar as of September 2, 2010, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro and the yen.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition may be adversely affected.

The limited availability certain raw materials or capital equipment could materially adversely affect our business, results of operations or financial condition.

Our operations require raw materials that meet exacting standards.  We generally have multiple sources of supply for our raw materials.  However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards.  In some cases, materials are provided by a single supplier.  Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases, lead frames and molding compound.  Shortages may occur from time to time in the future.  In addition, disruptions in transportation lines could delay our receipt of raw materials.  Lead times for the supply of raw materials have been extended in the past.  If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

Our operations are dependent on our ability to procure advanced semiconductor equipment that enables the transition to lower cost manufacturing processes.  For certain key types of equipment, including equipment scanners, we are dependent on a single supplier.  In recent periods we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier’s limited capacity.  Our inability to obtain this equipment timely could adversely affect our ability to transition to next generation manufacturing processes and reduce costs.  Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp.  If we are unable to obtain advanced semiconductor equipment timely, our business, results of operations or financial condition could be materially adversely affected.

We may incur additional material restructure charges in future periods.

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we implemented restructure initiatives that resulted in net charges of $70 million in 2009 and $33 million in 2008.  The restructure initiatives included shutting down our 200mm wafer fabrication facility in Boise, suspending the production ramp of a new fabrication facility in Singapore and other personnel cost reductions. We may need to implement further restructure initiatives in future periods.  As a result of these initiatives, we could incur restructure charges, lose production output, lose key personnel and experience disruptions in our operations and difficulties in delivering products timely.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 83% of our consolidated net sales for 2010.  In addition, a substantial portion of our manufacturing operations are located outside the United States.  In particular, a significant portion of our manufacturing operations are concentrated in Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We have a valuation allowance against substantially all U.S. net deferred tax assets.  As of September 2, 2010, our federal, state and foreign net operating loss carryforwards were $2.4 billion, $2.0 billion and $290 million, respectively.  If not utilized, substantially all of our federal and state net operating loss carryforwards will expire in 2022 to 2029 and the foreign net operating loss carryforwards will begin to expire in 2015.  As of September 2, 2010, our federal and state tax credit carryforwards were $188 million and $204 million respectively.  If not utilized, substantially all of our federal and state tax credit carryforwards will expire in 2013 to 2030.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.

If our manufacturing process is disrupted, our business, results of operations or financial condition could be materially adversely affected.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, TECH, Inotera, MP Mask and Transform joint ventures is limited by our agreements with our partners.  From time to time, we have experienced minor disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Consolidation of industry participants and governmental assistance to some of our competitors may contribute to uncertainty in the semiconductor memory industry and negatively impact our ability to compete.

In recent years, manufacturing supply has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products and substantial operating losses by us and our competitors.  The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  Consolidation of industry competitors could put us at a competitive disadvantage.  In addition, some governments have provided, or are considering, significant financial assistance for some of our competitors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Boise, Idaho.  The following is a summary of the principal facilities we own as of September 2, 2010:

Location	Principal Operations

Boise, Idaho	R&D including wafer fabrication and reticle manufacturing
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Three wafer fabrication facilities and a test, assembly and module assembly facility
Nishiwaki City, Japan	Wafer fabrication
Avezzano, Italy	Wafer fabrication
Nampa, Idaho	Test
Aguadilla, Puerto Rico	Module assembly and test
Xi’an, China	Test
Qiryat Gat, Israel	Wafer fabrication
Muar, Malaysia	Module assembly and test
Cavite, Philippines	Module assembly and test
Agrate, Italy	R&D including wafer fabrication

We also own and lease a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

Our facility in Lehi and one of our facilities in Singapore is owned and operated by our IM Flash joint venture with Intel.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash Joint Ventures with Intel” note.)

One of our wafer fabrication facilities in Singapore is owned by our TECH joint venture and collateralizes, in part, a credit facility with $348 million outstanding as of September 2, 2010.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd” note.)

In connection with our noncontrolling interest in Inotera, we have rights and obligations to purchase 50% of Inotera’s wafer production.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya ” note.)

We believe that our existing facilities are suitable and adequate for our present purposes.  We do not identify or allocate assets by operating segment.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information” note.)

Item 3. Legal Proceedings

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

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys’ fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California.  The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, we agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

Additionally, three purported class action cases have been filed against us in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs have filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

On February 28, 2007, February 28, 2007 and March 8, 2007, cases were filed against us and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by All American Semiconductor, Inc., Jaco Electronics, Inc. and DRAM Claims Liquidation Trust, respectively, that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys’ fees, costs, and injunctive relief.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice (“SDE”) announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE’s Notice of Investigation names various DRAM manufacturers and certain executives, including ours, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. (“Oracle”), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys’ fees, costs and injunctive relief.

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

We are unable to predict the outcome of these lawsuits.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Patent Matters

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (a) that we did not infringe on certain of Rambus’ patents, are invalid, and/or are unenforceable, (b) that we have an implied license to those patents, and (c) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, we subsequently added claims and defenses based on Rambus’ alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.

A number of other suits involving Rambus are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus’ country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of our DDR SDRAM products infringe Rambus’ country counterparts to its European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the “EPO”) declared Rambus’ 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the ‘068 patent was upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

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

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then our wholly-owned subsidiary (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of ours and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

On December 11, 2009, Ring Technology Enterprises of Texas LLC (“Ring”) filed suit against us in the U.S. District Court for the Eastern District of Texas alleging that certain of our memory products infringe one Ring Technology U.S. patent.  On June 26, 2010, we executed a settlement agreement with Ring resolving the dispute for an immaterial amount.

We are unable to predict the outcome of these suits.  A court determination that our products or manufacturing processes infringe the product or process intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

Securities Matters

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or our operations and financial results.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases.  Subject to certain conditions, including final court approval of the class settlement, we and our insurers agreed to pay $42 million with our contribution to the settlement comprising approximately $6 million.

(See “Item 1A. Risk Factors.”)

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock:  Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “MU” and traded under the same symbol on the New York Stock Exchange through December 29, 2009.  The following table represents the high and low closing sales prices for our common stock for each quarter of 2010 and 2009, as reported by Bloomberg L.P.:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010
High	$10.02	$11.30	$11.22	$8.91
Low	6.46	8.57	8.44	6.58

2009
High	$7.56	$5.50	$4.32	$5.13
Low	4.70	2.58	1.85	1.69

Holders of Record:  As of October 18, 2010, there were 2,998 shareholders of record of our common stock.

Dividends:  We have not declared or paid cash dividends since 1996 and do not intend to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information:  The information required by this item is incorporated by reference from the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Sales of Unregistered Securities:  On May 7, 2010, we issued an aggregate of 137.7 million unregistered shares of common stock (with a fair value of $1,091 million on the issuance date) to Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC as consideration for all the outstanding shares of Numonyx Holdings, B.V.  The shares we issued were exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 11, 2009, we issued 1.8 million unregistered shares of common stock (with a fair value of $12 million on the issuance date) to DT FLCO, Inc. as partial consideration paid for a business acquired for cash and stock.  These shares were exempt from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities:  During the fourth quarter of 2010, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 1,821,149 shares of our common stock at an average price of $8.59 per share.  We retired these shares in the fourth quarter of 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

June 4, 2010 – July 8, 2010	1,633,206	$8.74	N/A	N/A
July 9, 2010 – August 5, 2010	166,174	7.34	N/A	N/A
August 6, 2010 – September 2, 2010	21,769	7.04	N/A	N/A
	1,821,149	8.59

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 31, 2005, through August 31, 2010.

Note:  Management cautions that the stock price performance information shown in the graph below is provided as of fiscal year-end and may not be indicative of current stock price levels or future stock price performance.

We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of our fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.  The performance graph assumes $100 was invested on August 31, 2005 in common stock of Micron Technology, Inc., the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented were assumed to be reinvested.  The performance was plotted using the following data:

	2005	2006	2007	2008	2009	2010

Micron Technology, Inc.	$100	$145	$96	$36	$62	$54
S&P 500 Composite Index	100	109	125	111	91	96
Philadelphia Semiconductor Index (SOX)	100	95	107	76	68	69

Item 6.  Selected Financial Data

Amounts and balances in the table below have been adjusted for the retrospective application of new accounting standards for noncontrolling interests and certain convertible debt instruments.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Adjustment for Retrospective Application of New Accounting Standards” note.)

	2010	2009	2008	2007	2006
	(in millions)

Net sales	$8,482	$4,803	$5,841	$5,688	$5,272
Gross margin	2,714	(440)	(55)	1,078	1,200
Operating income (loss)	1,589	(1,676)	(1,595)	(280)	350
Net income (loss)	1,900	(1,993)	(1,665)	(209)	415
Net income (loss) attributable to Micron	1,850	(1,882)	(1,655)	(331)	408
Diluted earnings (loss) per share	1.85	(2.35)	(2.14)	(0.43)	0.57

Cash and short-term investments	2,913	1,485	1,362	2,616	3,079
Total current assets	6,333	3,344	3,779	5,234	5,101
Property, plant and equipment, net	6,601	7,089	8,819	8,279	5,888
Total assets	14,693	11,459	13,432	14,810	12,221
Total current liabilities	2,702	1,892	1,598	2,026	1,661
Long-term debt	1,648	2,379	2,106	1,597	405
Total Micron shareholders’ equity	8,020	4,953	6,525	8,135	8,114
Noncontrolling interests in subsidiaries	1,796	1,986	2,865	2,607	1,568
Total equity	9,816	6,939	9,390	10,742	9,682

On May 7, 2010, we completed our acquisition of Numonyx Holdings B.V. (“Numonyx”), which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change memory technologies and products.  In connection therewith, we issued 137.7 million shares of our common stock in exchange for all of the outstanding Numonyx capital stock and issued 4.8 million restricted stock units to employees of Numonyx in exchange for all of their outstanding restricted stock units.  The total fair value of the consideration paid for Numonyx was $1,112 million and we recorded $2,162 million of assets, $613 million of liabilities and a gain of $437 million as a result of the acquisition.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Numonyx Holdings B.V” note.)

On December 18, 2009, we acquired a 50% interest in Transform Solar Pty Limited (“Transform”), a subsidiary of Origin Energy Limited (“Origin”), which is a public company in Australia.  In exchange for the equity interest in Transform, we contributed nonmonetary assets with a fair value of $65 million, consisting of manufacturing facilities, equipment, intellectual property and a fully-paid lease with respect to a portion of our Boise, Idaho manufacturing facilities.  The carrying value of the nonmonetary assets was approximately equal to the fair value of the equity interest in Transform and no gain or loss was recognized on the contribution.  As of September 2, 2010, we and Origin both held 50% ownership interests in Transform.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Transform” note.)

On July 10, 2009, we sold a 65% interest in Aptina Imaging Corporation (“Aptina”), previously a wholly-owned subsidiary, and account for our remaining interest under the equity method.  We continue to manufacture products for Aptina under a wafer supply agreement.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Aptina” note.)

In the first quarter of 2009, we acquired a noncontrolling interest in Inotera Memories, Inc. (“Inotera”), a publicly-traded DRAM manufacturer in Taiwan.  In connection therewith, we entered into a supply agreement with Inotera to purchase 50% of Inotera’s wafer production capacity of DRAM products and substantially began purchasing product in the fourth quarter of 2009.  As of September 2, 2010, our ownership interest was 29.9%.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya” note.)

We have two joint ventures with Intel Corporation: IM Flash Technologies, LLC (“IMFT”), formed in January, 2006, and IM Flash Singapore LLP (“IMFS”), formed in February, 2007 (collectively “IM Flash”), to manufacture NAND Flash memory products for the exclusive benefit of the partners.  As of September 2, 2010, we owned an approximate 51% interest in IMFT and an approximate 57% interest in IMFS with the remaining interests held by Intel.  Our ownership interest in IMFS increased to 71% on October 5, 2010.  We consolidate IM Flash and report Intel’s ownership interests as noncontrolling interests in subsidiaries.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – NAND Flash joint venture with Intel” note.)

In the third quarter of 2006, we began consolidating our TECH Semiconductor joint venture (“TECH”).  In the third quarter of 2007, we acquired all of the shares of TECH held by the Singapore Economic Development Board, which increased our ownership interest from approximately 43% to approximately 73%.  We also purchased additional shares in the second, third and fourth quarters of 2009, which increased our ownership interest to approximately 85% as of September 3, 2009, and the second quarter of 2010, which increased our ownership interest to approximate 87% as of September 2, 2010.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd” note.)

In the fourth quarter of 2006, we acquired Lexar Media, Inc., a designer, developer, manufacturer and marketer of Flash memory products, in a stock-for-stock merger.

(See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.”)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, “we,” “our,” “us” and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in “Results of Operations” regarding the future composition of the our reportable segments; in “Net Sales” regarding future royalty and other payments from Nanya; DRAM production received from Inotera in 2011 and future increases in NAND Flash production resulting from the production ramp of IM Flash’s new fabrication facility; in “Gross Margin” regarding future charges for inventory write-downs and future margins on sales of Numonyx products; in “Selling, General and Administrative” regarding SG&A costs for the first quarter of 2011, future legal expenses and increased expenses resulting from the acquisition of Numonyx; in “Research and Development” regarding R&D costs for the first quarter of 2011 and increased expenses resulting from the acquisition of Numonyx; in “Liquidity and Capital Resources” regarding capital spending in 2011, future distributions from IM Flash to Intel and  future contribution by us to IM Flash; and in “Recently Issued Accounting Standards” regarding the impact from the adoption of new accounting standards.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A.  Risk Factors.” This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 2, 2010.  All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  All tabular dollar amounts are in millions.  Our fiscal 2010, which ended on September 2, 2010, contained 52 weeks, our fiscal 2009 contained 53 weeks and our fiscal 2008 contained 52 weeks.  All production data includes the production of our consolidated joint ventures and our other partnering arrangements.

Overview

We are a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems.  In addition, we manufacture semiconductor components for CMOS image sensors and other semiconductor products.  We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development investments.  (See “PART I - Item 1.  Business.”)

Numonyx Holdings B.V. (“Numonyx”): On May 7, 2010, we completed our acquisition of Numonyx Holdings B.V. (“Numonyx”), which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change memory technologies and products.  We acquired Numonyx to further strengthen our portfolio of memory products, increase manufacturing and revenue scale, access Numonyx’s customer base and provide opportunities to increase multi-chip offerings in the embedded and mobile markets.  In connection therewith, we issued 137.7 million shares of our common stock in exchange for all of the outstanding Numonyx capital stock and issued 4.8 million restricted stock units to the employees of Numonyx in exchange for all of their outstanding restricted stock units.  The total fair value of the consideration we paid for Numonyx was $1,112 million and the net assets acquired were valued at $1,549 million resulting in a gain of $437 million.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition.  Our results of operations for 2010 include $635 million of net sales and $13 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.  We incurred transaction costs of $20 million during 2010 in connection with the acquisition.

In connection with our purchase of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  The change in control of Numonyx gave Hynix the right to purchase all of our equity interest in the Hynix JV.  Hynix exercised its right to purchase our interest in the Hynix JV and consummated the equity transfer on August 31, 2010 for $423 million.  Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. (“DBS”) that required us to guarantee, under certain conditions, an outstanding loan, made by DBS to the Hynix JV and as a result, recorded a $15 million liability as of the acquisition date.  The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and is due in periodic installments from 2014 through 2016.  Under the agreements, on August 31, 2010 the conditions for the guarantee were satisfied and we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize our obligations under the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Numonyx Holdings B.V.”  note and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments – Hynix JV” note.)

Results of Operations

	2010		2009		2008
	(in millions and as a percent of net sales)

Net sales:
Memory	$7,437	88%	$4,290	89%	$5,188	89%
Numonyx	635	7%	--	--	--	--
All Other	423	5%	513	11%	653	11%
Intersegment	(13)	0%	--	--	--	--
	$8,482	100%	$4,803	100%	$5,841	100%

Gross margin:
Memory	$2,601	35%	$(522)	(12)%	$(241)	(5)%
Numonyx	123	19%	--	--	--	--
All Other	(11)	(3)%	82	16%	186	28%
Intersegment	1	(8)%	--	--	--	--
	$2,714	32%	$(440)	(9)%	$(55)	(1)%

Selling, general and administrative	$528	6%	$354	7%	$455	8%
Research and development	624	7%	647	13%	680	12%
Restructure	(10)	0%	70	1%	33	1%
Goodwill impairment	--	--	58	1%	463	8%
Other operating (income) expense, net	(17)	0%	107	2%	(91)	(2)%
Gain from acquisition of Numonyx	437	5%	--	--	--	--
Equity in net income (losses) of equity method investees, net of tax	(39)	0%	(140)	(3)%	--	--
Net income (loss) attributable to Micron	1,850	22%	(1,882)	(39)%	(1,655)	(28)%

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.

Amounts in the table above have been adjusted to reflect the retrospective application of new accounting standards for noncontrolling interests and certain convertible debt instruments.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Adjustment for Retrospective Application of New Accounting Standards” note.)

In 2010, we added a new reportable segment as a result of the acquisition of Numonyx and had two reportable segments, Memory and Numonyx.  We included the former Numonyx business as a reportable segment since its acquisition on May 7, 2010.  In 2009, we had two reportable segments, Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in our All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of our microdisplay, solar and other operations. The continued integration of Numonyx into our operations will likely result in the re-definition of our reportable segments in 2011.

Net Sales

Total net sales for 2010 increased 77% as compared to 2009 primarily due to a 73% increase in Memory sales and the addition of $635 million of sales from Numonyx as a result of its acquisition in May 2010.  The increase in Memory sales for 2010 as compared to 2009 primarily reflects significant increases in gigabits sold and improved average selling prices for certain products.  Total net sales for 2009 decreased 18% as compared to 2008 primarily due to a 17% decrease in Memory sales and a 21% decrease in All Other sales.

Memory:  Memory sales for 2010 increased 73% from 2009 primarily due to a 109% increase in sales of DRAM products and a 28% increase in sales of NAND Flash products.

Sales of DRAM products for 2010 increased from 2009 primarily due to a 69% increase in gigabits sold and a 28% increase in average selling prices.  Gigabit production of DRAM products increased 75% for 2010 as compared to 2009, primarily due to additional supply received from our Inotera joint venture and production efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  DRAM products acquired from our Inotera Memories, Inc. (“Inotera”) joint venture accounted for 10% of our total net sales in 2010 as compared to less than 1% for 2009.  We have rights and obligations to purchase 50% of Inotera’s wafer production capacity under a supply agreement with Inotera (the “Inotera Supply Agreement”).  We expect that our DRAM supply from Inotera will increase significantly in 2011 due to Inotera’s transition of its manufacturing from trench DRAM process technology to our stack DRAM technology.  The increase in average selling prices in 2010 for DRAM products from improved market conditions were partially offset by a shift in product mix resulting from increases sales of Inotera trench DRAM products that had significantly lower average selling prices per gigabit than our other DRAM products.  Sales of DDR2 and DDR3 DRAM, our highest volume products, were 46% of our total net sales for 2010 as compared to 29% of total net sales for 2009 and 2008.  The increase in DDR2 and DDR3 DRAM sales in 2010 as compared to 2009 was primarily attributable to higher increases in average selling prices relative to our other products and the increased supply from Inotera.

We sell NAND Flash products in three principal channels:  (1) to Intel Corporation (“Intel”) through our IM Flash consolidated joint venture at long-term negotiated prices approximating cost, (2) to original equipment manufacturers (“OEMs”) and other resellers and (3) to retailers.  Aggregate sales of NAND Flash products for 2010 increased 28% from 2009 primarily due to a 55% increase in units sold partially offset by a 18% decline in average selling prices.  Sales of NAND Flash products represented 28% of our total net sales for 2010, 39% of our total net sales for 2009 and 35% of net sales for 2008.

Sales through IM Flash to Intel were $764 million for 2010, $886 million for 2009 and $1,037 million for 2008.  Gigabit sales to Intel were 71% higher in 2010 as compared to 2009 primarily due to a 68% increase in gigabit production of NAND Flash products over the same period.  Production increases for NAND Flash were primarily due to improved manufacturing efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  We expect that the ramp of production at IM Flash’s new wafer fabrication facility in Singapore will begin to increase our NAND Flash production in the second half of 2011.  For 2010, average selling prices for IM Flash sales to Intel decreased 49% as compared to 2009 due to reductions in costs per gigabit.

Aggregate sales of NAND Flash products to our OEM, reseller and retail customers were 65% higher for 2010 as compared to 2009 primarily due to a 42% increase in gigabit sales.  Average selling prices to our OEM and reseller customers for 2010 increased 31% as compared to 2009, while average selling prices of our Lexar brand, which is directed primarily at the retail market, decreased 16%.

Memory sales for 2009 decreased 17% from 2008 primarily due to a 23% decrease in sales of DRAM products and a 10% decrease in sales of NAND Flash products.  Sales of DRAM products for 2009 decreased from 2008 primarily due to a 52% decline in average selling prices mitigated by a 56% increase in gigabits sold.  Gigabit production of DRAM products increased 52% for 2009 despite the shutdown of the Boise fabrication facility and production slowdowns at other 200mm wafer fabrication facilities.  Sales of NAND Flash products for 2009 decreased 10% from 2008 due to a 15% decrease in sales to Intel primarily due to the shutdown of NAND Flash production at the our Boise wafer fabrication facility in 2009 and a 4% decrease in sales to OEM, resellers and retail customers primarily due a 52% decline in average selling prices, partially offset by a 100% increase in gigabit sales.

We have formed partnering arrangements which have sold or licensed technology to other parties.  Our Memory segment recognized royalty and license revenue of $97 million in 2010, $135 million in 2009 and $58 million in 2008.  We have a partnering arrangement with Nanya pursuant to which we and Nanya jointly develop process technology and designs to manufacture stack DRAM products.  In addition, we have deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  We recognized $65 million, $105 million and $37 million, respectively, of license revenue in net sales from this arrangement during 2010, 2009 and 2008, respectively.  Effective beginning in April, 2010, the license agreement was completed and we generally share DRAM development costs with Nanya equally.  Our research and development costs for 2010 were reduced $51 million by this cost sharing arrangement.  In addition, in 2010, we received $6 million of royalties from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with technology developed prior to April 2010.

Numonyx:  Numonyx segment sales for 2010 reflect sales subsequent to the May 7, 2010 acquisition date of Numonyx.  For this period, Numonyx segment sales were composed of approximately 70% NOR Flash products and approximately 30% NAND Flash products.  Under business acquisition accounting, we are unable to recognize revenue on sales of Numonyx products that at the acquisition date were in the distribution channel and accounted for on a sell-through basis.  Such unrecognized revenue was $79 million for 2010.

Gross Margin

Our overall gross margin percentage improved to 32% for 2010 from negative 9% for 2009 primarily due to improvements in the gross margin for Memory as a result of improved pricing and cost reductions.  Overall gross margins were also impacted by our acquisition of Numonyx in May of 2010 as the Numonyx segment recorded gross margins of 19% for 2010 after the acquisition.  Our overall gross margin percentage declined from negative 1% for 2008 to negative 9% for 2009 due to declines in the gross margins for both Memory and All Other primarily as a result of severe pricing pressure mitigated by cost reductions.

Memory: Our gross margin percentage for Memory products for 2010 improved to 35% from negative 12% for 2009 primarily due to improvements in the gross margins on sales of both DRAM and NAND Flash products.

Our gross margins are impacted by charges to write down inventories to their estimated market values as a result of the significant decreases in average selling prices for both DRAM and NAND Flash products.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent reporting periods are higher than they otherwise would be.  The impact of inventory write-downs on gross margins for all periods reflects inventory write-downs less the estimated net effect of prior period write-downs.  The effects of inventory write-downs on Memory gross margins by period were as follows:

	2010	2009	2008

Inventory write-downs	$--	$(603)	$(282)
Estimated effect of previous inventory write-downs	40	767	98
Net effect of inventory write-downs	$40	$164	$(184)

In future periods, we will be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Improvements in gross margins on sales of DRAM products for 2010 as compared to 2009 were primarily due to the 28% increase in average selling prices and a 35% reduction in costs per gigabit primarily as a result of improved production efficiencies.  DRAM products acquired from our Inotera joint venture accounted for 10% total net sales in 2010 and our cost of wafers purchased under the Inotera Supply Agreement is based on a margin sharing formula among Nanya, Inotera, and ourselves.  Under such formula, all parties’ manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya’s selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera.  For 2010, we realized significantly lower gross margins on sales of Inotera DRAM products than for sales of our other DRAM products.  Gross margins on sales of DRAM products for 2010 did not include any costs for Inotera’s underutilized capacity, while in 2009 $95 million of underutilized capacity costs were recorded.

Our gross margin on sales of NAND Flash products for 2010 improved from 2009 primarily due to reductions in costs per gigabit of 42%, as a result of lower manufacturing costs from increased production of higher-density, advanced-geometry devices.  The reductions in costs per gigabit on sales of NAND Flash products for 2010 were partially offset by the declines in average selling prices per gigabit of 18%.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash’s output to Intel at long-term negotiated prices approximating cost.  Our cost of goods sold on sales of NAND Flash products for 2010 and 2009 included $62 million and $61 million, respectively, of idle capacity costs from IM Flash’s wafer fabrication facility in Singapore.

Our gross margin percentage for Memory products declined from negative 5% for 2008 to negative 12% for 2009 primarily due to declines in the gross margin for DRAM products partially offset by improvements in the gross margin for NAND Flash products.  Gross margins for 2009 were positively affected by significant cost reductions for DRAM and NAND Flash products and the effects of selling memory products that were subject to inventory write-downs in 2008. Declines in gross margins on sales of DRAM products for 2009 as compared to 2008 were primarily due to the 52% decline in average selling prices mitigated by 40% reduction in costs per gigabit.  The reduction in DRAM costs per gigabit was primarily due to production efficiencies.  DRAM production costs for 2009 were adversely impacted by $95 million of underutilized capacity costs from Inotera.  Our gross margin on sales of NAND Flash products for 2009 improved from 2008, despite a 56% decrease in overall average selling prices per gigabit, primarily due to a 61% reduction in costs per gigabit primarily due to lower manufacturing costs.

Numonyx:  Numonyx segment gross margin for 2010 reflects operations subsequent to the May 7, 2010 acquisition date of Numonyx.  In acquisition accounting, Numonyx’s inventory was recorded at fair value reflecting its estimated selling price at the time of the acquisition, which was approximately $185 million higher than the cost of inventory recorded by Numonyx at the acquisition date.  Of this amount, approximately $67 million was reflected as an increase to Numonyx cost of goods sold for 2010 and substantially all the remainder is expected to be reflected in cost of goods sold as the products are sold in 2011.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for 2010 increased 49% from 2009 primarily due to higher payroll expenses resulting from increased incentive-based compensation costs; increased costs associated with legal matters, including $64 million relating to accruals for estimated settlements in the indirect purchasers antitrust case and other matters (in Memory); $20 million of Numonyx acquisition costs and Numonyx SG&A subsequent to the acquisition.  The increase in SG&A expenses for 2010 was reduced by a reduction in expenses for imaging operations as a result of the sale of a 65% interest in Aptina Imaging Corporation (“Aptina”) in the fourth quarter of 2009.  We expect to incur increased SG&A expenses from Numonyx operations for 2011 as compared to 2010, which only reflected Numonyx’s operations from the May 7, 2010 acquisition date.  SG&A expenses for 2009 decreased 22% from 2008, primarily due to lower payroll expenses and other costs related to our restructure initiatives and lower legal expenses.  Lower payroll expenses reflected reductions in headcount, variable pay, salary levels and employee benefits.  Future SG&A expense is expected to vary, potentially significantly, depending on, among other things, the number of legal matters that are resolved relatively early in their life-cycle and the number of legal matters that progress to trial.  We expect that SG&A expenses will approximate $140 million to $150 million for the first quarter of 2011.  SG&A expense by segment were as follows:

	2010	2009	2008

Memory	$444	$315	$385
Numonyx	57	--	--
All Other	27	39	70
	$528	$354	$455

Research and Development

Research and development (“R&D”) expenses vary primarily with the number of development wafers processed, the cost of advanced equipment dedicated to new product and process development and personnel costs.  Because of the lead times necessary to manufacture our products, we typically begin to process wafers before completion of performance and reliability testing.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  R&D expenses can vary significantly depending on the timing of product qualification as costs incurred in production prior to qualification are charged to R&D.

R&D expenses for 2010 decreased 4% from 2009 primarily due to a DRAM cost-sharing arrangement with Nanya that commenced in 2010 and a reduction in R&D costs for imaging products as a result of the sale of a 65% interest in Aptina in the fourth quarter of 2009, partially offset by higher payroll expenses resulting from the accrual of incentive-based compensation costs and additional R&D expenses in connection with the May 7, 2010 acquisition of Numonyx.  R&D expenses were reduced by $104 million in 2010, $107 million in 2009 and $148 million in 2008 for amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement.  R&D expenses were reduced by $51 million in 2010 for amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement that commenced in the third quarter of 2010.  We expect that reimbursements from Nanya under the DRAM R&D cost sharing arrangement will increase in 2011 when the arrangement is outstanding for the entire year.  We expect to incur increased R&D expenses from Numonyx’s operations in 2011 as compared to 2010, which only reflected Numonyx’s operations from the May 7, 2010 acquisition date.  We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $195 million to $205 million for the first quarter of 2011.  R&D expenses for 2009 decreased 5% from 2008 primarily due to lower payroll costs and decreases in costs of development wafers processed.

R&D expenses by segment were as follows:

	2010	2009	2008

Memory	$526	$529	$536
Numonyx	79	--	--
All Other	19	118	144
	$624	$647	$680

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products.  Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials.  Product design and development efforts are concentrated on our high density DDR3 DRAM and LP-DDR2 mobile LPDRAM products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase change memory and memory systems.

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we initiated a restructure plan in 2009 primarily within our Memory segment.  In the first quarter of 2009, IM Flash, our joint venture and Intel, terminated an agreement to obtain NAND Flash memory supply from our Boise facility.  In connection therewith, Intel paid us $208 million in 2009.  In addition, we phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  As a result of these restructure plans, we reduced employment in 2009 by approximately 4,600 employees, or approximately 20%.  We do not expect to incur any additional material restructure charges related to the plan initiated in 2009.  The following table summarizes restructure charges (credits) resulting from the restructure activities:

	2010	2009	2008

(Gain) loss from disposition of equipment	$(13)	$152	$--
Severance and other termination benefits	1	60	23
Gain from termination of NAND Flash supply agreement	--	(144)	--
Other	2	2	10
	$(10)	$70	$33

Goodwill Impairment

In the second quarter of 2009, our imaging operations (the primary component of All Other segment) experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, our imaging operations experienced a significant decline in market value.  Accordingly, in the second quarter of 2009, we performed an assessment of our imaging operations goodwill for impairment.  Based on this assessment, we wrote off all of the $58 million of goodwill associated with our imaging operations as of March 5, 2009.

In the first and second quarters of 2008, we experienced a sustained, significant decline in our stock price.  As a result of the decline in stock prices, our market capitalization fell significantly below the recorded value of our consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization at that time reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for our memory products.  Accordingly, in the second quarter of 2008, we performed an assessment of Memory segment goodwill for impairment.  Based on this assessment, we wrote off all the $463 million of goodwill associated with our Memory segment as of February 28, 2008.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	2010	2009	2008

Government grants in connection with operations in China	$(24)	$(9)	$(2)
Receipts from U.S. government for anti-dumping tariffs	(12)	(6)	(38)
(Gain) loss on disposition of property, plant and equipment	(1)	54	(66)
Loss on sale of majority interest in Aptina	--	41	--
(Gain) loss from changes in currency exchange rates	23	30	25
Other	(3)	(3)	(10)
	$(17)	$107	$(91)

Interest Income/Expense

Interest expense for 2010, 2009 and 2008, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $76 million, $71 million and $49 million, respectively.  As a result of the retrospective adoption of a new accounting standard for certain convertible debt, we modified our accounting for our $1.3 billion 1.875% convertible notes.  We retrospectively allocated the $1.3 billion aggregate proceeds at inception between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through June 2014, the maturity date of the 1.875% convertible notes, with the amortization recorded as additional non-cash interest expense.  Included in the noncash interest expense above is amortization on the 1.875% convertible notes of $56 million in 2010, $52 million in 2009 and $47 million in 2008.  (See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Adjustments for Retrospective Application of New Accounting Standards” note.)

Other Non-Operating Income (Expense), net

On August 3, 2009, Inotera sold common shares in a public offering.  As a result, our interest in Inotera decreased from 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya – Inotera” note.)

Income Taxes

Income taxes for 2010 include a benefit of $51 million from reduction of a portion of the deferred tax asset valuation allowance in connection with the sale of our equity interest in the Hynix JV that was acquired as part of the Numonyx acquisition.  Except for this benefit, taxes for 2010 and 2009 primarily reflect taxes on our non-U.S. operations and U.S. alternative minimum tax.  We have a valuation allowance against substantially all U.S. net deferred tax assets.  Taxes attributable to U.S. operations for 2010, 2009 and 2008 were substantially offset by changes in the valuation allowance.

We have a valuation allowance against substantially all U.S. net deferred tax assets.  As of September 2, 2010, the federal, state and foreign net operating loss carryforwards were $2.4 billion, $2.0 billion and $290 million, respectively.  If not utilized, substantially all of the federal and state net operating loss carryforwards will expire in 2022 to 2029 and the foreign net operating loss carryforwards will begin to expire in 2015.  As of September 2, 2010, the federal and state tax credit carryforwards were $188 million and $204 million, respectively.  If not utilized, substantially all of the federal and state tax credit carryforwards will expire in 2013 to 2030.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.  The determination of the limitations is complex and requires significant judgment and analysis of past transactions.

In connection with the acquisition of Numonyx, we accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination.  We have recorded an indemnification asset for a significant portion of these accrued liabilities related to these tax positions.

Equity in Net Losses of Equity Method Investees

We have partnered with Nanya in two Taiwan DRAM memory companies accounted for as equity method investments:  Inotera and MeiYa Technology Corporation (“MeiYa”).  Inotera and MeiYa each have fiscal years that end on December 31.  We recognize our share of Inotera’s and MeiYa’s quarterly earnings or losses on a two-month lag.  From our interest in these equity method investments, we recognized a loss of $5 million for 2010 and a loss of $140 million for 2009.

As a result of our sale of a 65% interest in our Aptina subsidiary on July 10, 2009, we account for our remaining interest in Aptina under the equity method.  Our shares in Aptina constitute 35% of Aptina’s total common and preferred stock and 64% of Aptina’s common stock.  Under the equity method, we recognize our share of Aptina’s results of operations based on our 64% share of Aptina’s common stock on a two-month lag.  We recognized losses of $24 million on our investment in Aptina for 2010.

On December 18, 2009, we acquired a 50% interest in Transform, a subsidiary of Origin Energy Limited (“Origin”), in exchange for our contribution to Transform of nonmonetary manufacturing assets with a fair value of $65 million.  We recognize our 50% share of Transform’s results of operations on a two-month lag.  Our results of operations for 2010 included a loss of $12 million for our share of Transform’s results of operations from the acquisition date through June 30, 2010.

(See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments” note.)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2010, 2009 and 2008 primarily reflects the share of income or losses attributed to the noncontrolling interests in our TECH joint venture.  We made the following purchases of TECH shares:  $99 million on February 27, 2009, $99 million on June 2, 2009, and $60 million on August 27, 2009.  As a result, noncontrolling interests in TECH were reduced from approximately 27% as of August 28, 2008 to approximately 15% as of September 3, 2009.  We purchased an additional $80 million of TECH shares on January 27, 2010 and further reduced noncontrolling interest in TECH to approximately 13% as of September 2, 2010.  (See “Item 8. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd” note.)

Stock-based Compensation

Total compensation cost for our equity plans for 2010, 2009 and 2008 was $93 million, $44 million and $48 million, respectively.  Stock-based compensation expense was higher for 2010 than for 2009 primarily due to the accrual of performance-based stock compensation costs as a result of improved operating results.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.

Liquidity and Capital Resources

As of September 2, 2010, we had cash and equivalents totaling $2,913 million compared to $1,485 million as of September 3, 2009.  The balance as of September 2, 2010 included $355 million held at our TECH joint venture and $246 million held at our IM Flash joint ventures.  Our ability to access funds held by the joint ventures to finance our other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH and IM Flash are not anticipated to be available to finance our other operations.

Our cash and equivalents were composed of the following as of September 2, 2010:

Bank deposit accounts	$372
Money market accounts	2,170
Certificates of deposit	371
$2,913

To mitigate credit risk we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Our liquidity is highly dependent on average selling prices for our products and the timing of capital expenditures, both of which can vary significantly from period to period.  Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations.  Historically, we have used external sources of financing to fund these needs.  Due to conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.

Operating activities:  Net cash provided by operating activities was $3,096 million for 2010, which reflected approximately $3,530 million generated from the production and sales of our products partially offset by a $516 million increase in accounts receivable due to a higher level of sales and in an increase in the proportion of sales to original equipment manufacturers who generally have longer payment terms than other customers.

On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. (“Samsung”).  Under the agreement, Samsung will pay us $275 million, with $200 million paid in October 2010, $40 million due January 31, 2011 and $35 million due March 31, 2011.  The license is a life-of-patents license for existing patents and applications and a 10-year term license for all other patents.

Investing activities:  Net cash used for investing activities was $448 million for 2010, which included cash expenditures of $616 million for property, plant and equipment and $138 million for the acquisition of additional shares in Inotera partially offset by net proceeds from the sale of our interest in the Hynix JV of $173 million (net of $250 million placed in a cash collateral account for a loan guarantee).  A significant portion of the capital expenditures related to IM Flash and TECH operations.  We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  We expect that capital spending will be approximately $2.4 billion to $2.9 billion for 2011.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of September 2, 2010, we had commitments of approximately $1.2 billion for the acquisition of property, plant and equipment, most of which is expected to be paid within one year.

In connection with the Numonyx acquisition, we acquired a 20.7% noncontrolling interest in the Hynix JV.  Subsequent to the acquisition, Hynix exercised its option to purchase our equity interest in the Hynix JV for $423 million on August 31, 2010.  Also in connection with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. (“DBS”) that require us to guarantee an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS to the Hynix JV.  Under the agreements, on August 31, 2010, we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS Bank Ltd. (“DBS”) to collateralize the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.

Financing activities:  Net cash used for financing activities was $1,220 million for 2010, which includes payments of debt, net of proceeds received, of $640 million.  Debt payments included $213 million to repay a note with the Singapore Economic Development Board, $200 million to reduce the amount outstanding under the TECH credit facility and $70 million to repay the Lexar convertible notes.  Cash used for financing activities also includes $330 million of payments on equipment purchase contracts and $229 million of net distributions to joint venture partners.

TECH’s credit facility contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict its ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of September, 2010, TECH was in compliance with the covenants.  We guarantee 100% of the $348 million outstanding amount borrowed under the TECH credit facility as of September 2, 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of September 2, 2010.

(See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Debt” note.)

Joint ventures:  In 2010, IM Flash distributed $267 million to Intel and we expect that it will make additional distributions to Intel in the future.  Timing of these distributions and any future contributions, however, is subject to market conditions and approval of the partners.  In the second quarter of 2010, IM Flash began moving forward with start-up activities including placing purchase orders and preparing the facility for tool installations at its new 300mm wafer fabrication facility in Singapore that commenced in 2011.  In 2010, we contributed $128 million and Intel contributed $38 million to IM Flash.  In the first quarter of 2011, we contributed $392 million to IM Flash and Intel did not make any contribution.  We expect to make significant contributions to IM Flash in future periods in connection with these start-up activities.  The level of our future capital contributions to IM Flash will depend on the extent to which Intel participates with us in future IM Flash capital calls.

We made capital contributions to TECH of $80 million in 2010 and $258 million in 2009 increasing our equity interest in TECH to 87%.  The shareholders’ agreement for the TECH joint venture expires in April 2011.  In September 2009, TECH received a notice from Hewlett-Packard Company (“HP”) that it does not intend to extend the TECH joint venture beyond April 2011.  We are in discussions with HP and Canon Inc. (“Canon”) to reach a resolution of the matter, which may include our purchase of their interests.  The parties’ inability to reach a resolution prior to April 2011 could result in the sale of TECH’s assets and could require repayment of TECH’s credit facility ($348 million outstanding as of September 2, 2010).  (See Item 1A. Risk Factors.)

On December 15, 2009, Inotera’s Board of Directors approved the issuance of 640 million common shares.  On February 6, 2010, we purchased approximately 196 million shares for $138 million, slightly increasing our equity interest in Inotera from 29.8% to 29.9%.

Contractual obligations:  The following table summarizes our significant contractual obligations as of September 2, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable (1)	$2,223	$443	$220	$1,560	$--
Capital lease obligations (1)	602	347	128	44	83
Operating leases	131	31	38	21	41
Purchase obligations	1,801	1,687	89	11	14
Other long-term liabilities	527	--	197	158	172
Total	$5,284	$2,508	$672	$1,794	$310

(1) Includes interest

The obligations disclosed above do not include contractual obligations recorded on our balance sheet as current liabilities except for the current portion of long-term debt.  The expected timing of payment amounts of the obligations discussed above is estimated based on current information.  Timing and actual amounts paid may differ depending on the timing of receipt of goods or services, market prices, changes to agreed-upon amounts or timing of certain events for some obligations.

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if it does not take delivery of the contracted products or services (“take-or-pay”).  If the obligation to purchase goods or services is noncancelable, the entire value of the contract was included in the above table.  If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the penalty was included as a purchase obligation.  Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

Pursuant to the Inotera Supply Agreement, we have an obligation to purchase 50% of Inotera’s output of semiconductor memory components subject to specific terms and conditions.  As purchase quantities are based on qualified production output, the Inotera Supply Agreement does not contain a fixed or minimum purchase quantity and therefore we did not include our obligations under the Inotera Supply Agreement in the contractual obligations table above.  Our obligation under the Inotera Supply Agreement also fluctuates due to pricing which is based on manufacturing costs and margins associated with the resale of DRAM products.  Pursuant to our obligations under the Inotera Supply Agreement, we purchased $693 million of DRAM products from Inotera in 2010.

Off-Balance Sheet Arrangements

In connection with the acquisition of Numonyx, we entered into agreements with STMicroelectronics N.V. and DBS that require us to guarantee an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS to the Hynix JV.  Under the agreements, on August 31, 2010, we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize our obligations under the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  As of September 2, 2010, other noncurrent liabilities included $15 million for the fair value of our obligations under our agreements with STMicroelectronics and DBS.  (See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Equity Method Investments – Hynix JV” note.)

Concurrent with the offering of the 1.875% Convertible Notes in May 2007, we paid approximately $151 million for three Capped Call transactions (the “Capped Calls”).  The Capped Calls cover an aggregate of approximately 91.3 million shares of common stock.  The Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are intended to reduce potential dilution upon conversion of the Convertible Notes.

Concurrent with the offering of the 4.25% Senior Notes in April, 2009, we paid approximately $25 million for three capped call instruments that have an initial strike price of approximately $5.08 per share (the “2009 Capped Calls”).  The 2009 Capped Calls have a cap price of $6.64 per share and cover an aggregate of approximately 45.2 million shares of common stock.  The Capped Calls expire in October and November of 2012.  The 2009 Capped Calls are intended to reduce potential dilution upon conversion of the 4.25% Senior Notes.

(See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Shareholders’ Equity – Capped Call Transactions” note.)

Recently Adopted Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of these types of convertible debt instruments separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  We adopted this standard as of the beginning of 2010 and retrospectively accounted for our $1.3 billion 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  We adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  We adopted this standard effective as of the beginning of 2010.  The initial adoption did not have a significant impact on our financial statements.  The acquisition of Numonyx was accounted for under the provisions of this new standard. (See “Numonyx Holdings B.V.” note.)

In September 2006, the FASB issued a new accounting standard on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  We adopted this standard effective as of the beginning of 2009 for financial assets and financial liabilities.  We adopted this standard effective as of the beginning of 2010 for all other assets and liabilities.  The adoptions did not have a significant impact on our financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard on variable interest entities which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  We are required to adopt this standard as of the beginning of 2011.  We do not expect the initial adoption of this standard to have a significant impact on our financial statements as of the adoption date.  The impact on periods subsequent to the initial adoption will depend on the nature and extent of our variable interest entities after the beginning of 2011.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments.

Acquisitions:  Accounting for acquisitions and consolidations requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired as well as various forms of consideration given, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  We typically obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values.

Consolidations:  Determining whether to consolidate a variable interest entity may require judgment in assessing (1) whether an entity is a variable interest entity and (2) if we are the entity’s primary beneficiary.  We are required to consolidate a variable interest entity if we have variable interests that will absorb a majority of `the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Determining the primary beneficiary requires consideration of the rights and obligations conveyed by our variable interests and the relationship of our variable interests with variable interests held by other parties.  If we hold variable interests in the same variable interest entity with another entity that is considered a related party, we are required to assess whether we are the primary beneficiary based on a determination of who is most closely associated with the variable interest entity.  This assessment requires judgment and shall be based on an analysis of all relevant facts and circumstances, including (1) the relationship and significance of the activities of the variable interest entity to the various parties within the related party group, (2) each party’s exposure to the expected losses of the variable interest entity and (3) the design of the variable interest entity.  In 2011, upon adoption of a new accounting standard, the determination of the primary beneficiary of a variable interest entity will require an assessment of whether we have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

Contingencies:  We are subject to the possibility of losses from various contingencies.  Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  We accrue a liability and charge operations for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date.

Income taxes:  We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world.  Estimates involve interpretations of regulations and are inherently complex.  Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year.  We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors.  Realization of deferred tax assets is dependent on our ability to generate future taxable income.

Inventories:  Inventories are stated at the lower of average cost or market value and we recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008 to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our Memory segment inventory by approximately $105 million at September 2, 2010.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  Our inventories have been categorized as Memory, Numonyx, Imaging and Microdisplay products.  The major characteristics we consider in determining inventory categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology developed by ourselves are capitalized and amortized on a straight-line basis over periods currently ranging up to 10 years.  We capitalize a portion of costs incurred based on our analysis of historical and projected patents issued as a percent of patents filed.  Capitalized product and process technology costs are amortized over the shorter of (1) the estimated useful life of the technology, (2) the patent term or (3) the term of the technology agreement.

Property, plant and equipment:  We review the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by us, include, but are not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes.  In addition, judgment is required by us in determining the groups of assets for which impairment tests are separately performed.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment y us.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.

Stock-based compensation:  Compensation cost for stock-based compensation is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award.  For stock-based compensation awards with graded vesting that were granted after 2005, we recognize compensation expense using the straight-line amortization method.  For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved.  We utilize forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.  We develop its estimates based on historical data and market information which can change significantly over time.  A small change in the estimates used can result in a relatively large change in the estimated valuation.  We use the Black-Scholes option valuation model to value employee stock awards.  We estimate stock price volatility based on an average of its historical volatility and the implied volatility derived from traded options on our stock.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 2, 2010, $1,810 million of our $2,360 million of debt was at fixed interest rates.  As a result, the fair value of our debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $2,565 million as of September 2, 2010 and $2,868 million as of September 3, 2009.  We estimate that, as of September 2, 2010, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $49 million.  As of September 2, 2010, $550 million of the debt had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $4 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in “Item 1A. Risk Factors.”  Changes in foreign currency exchange rates could materially adversely affect our results of operations and financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $504 million as of September 2, 2010 and U.S. $229 million as of September 3, 2009.  We also had foreign currency liabilities valued at an aggregate of U.S. $901 million as of September 2, 2010, and U.S. $742 million as of September 3, 2009.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	September 2, 2010			September 3, 2009
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(amounts in millions)

Deferred tax assets	$--	$115	$6	$--	$115	$4
Other assets	88	55	196	25	17	40
Accounts payable and accrued expenses	(158)	(186)	(168)	(68)	(141)	(99)
Debt	(78)	(9)	(61)	(289)	(25)	(4)
Other liabilities	(14)	(75)	(100)	(8)	(55)	(41)
Net assets (liabilities)	$(162)	$(100)	$(127)	$(340)	$(89)	$(100)

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of September 2, 2010, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the Singapore dollar and U.S. $1 million for the euro and the yen.  During the first quarter of 2010, we began using derivative instruments to hedge foreign currency exchange rate risk.  (See Item 8. Financial Statements – “Derivative Financial Instruments” note.)

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of September 2, 2010 and September 3, 2009 and for the fiscal years ended September 2, 2010, September 3, 2009 and August 28, 2008:

Consolidated Statements of Operations	45

Consolidated Balance Sheets	46

Consolidated Statements of Shareholders’ Equity	47

Consolidated Statements of Cash Flows	48

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm	82

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	90

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	September 2, 2010	September 3, 2009	August 28, 2008

Net sales	$8,482	$4,803	$5,841
Cost of goods sold	5,768	5,243	5,896
Gross margin	2,714	(440)	(55)

Selling, general and administrative	528	354	455
Research and development	624	647	680
Restructure	(10)	70	33
Goodwill impairment	--	58	463
Other operating (income) expense, net	(17)	107	(91)
Operating income (loss)	1,589	(1,676)	(1,595)

Gain from acquisition of Numonyx	437	--	--
Interest income	18	22	79
Interest expense	(178)	(182)	(118)
Other non-operating income (expense), net	54	(16)	(13)
	1,920	(1,852)	(1,647)

Income tax (provision) benefit	19	(1)	(18)
Equity in net income (loss) of equity method investees, net of tax	(39)	(140)	--
Net income (loss)	1,900	(1,993)	(1,665)

Net (income) loss attributable to noncontrolling interests	(50)	111	10
Net income (loss) attributable to Micron	$1,850	$(1,882)	$(1,655)

Earnings (loss) per share:
Basic	$2.09	$(2.35)	$(2.14)
Diluted	1.85	(2.35)	(2.14)

Number of shares used in per share calculations:
Basic	887.5	800.7	772.5
Diluted	1,050.7	800.7	772.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	September 2, 2010	September 3, 2009

Assets
Cash and equivalents	$2,913	$1,485
Receivables	1,531	798
Inventories	1,770	987
Other current assets	119	74
Total current assets	6,333	3,344
Intangible assets, net	323	344
Property, plant and equipment, net	6,601	7,089
Equity method investments	582	315
Restricted cash	335	56
Other noncurrent assets	519	311
Total assets	$14,693	$11,459

Liabilities and equity
Accounts payable and accrued expenses	$1,509	$1,037
Deferred income	298	209
Equipment purchase contracts	183	222
Current portion of long-term debt	712	424
Total current liabilities	2,702	1,892
Long-term debt	1,648	2,379
Other noncurrent liabilities	527	249
Total liabilities	4,877	4,520

Commitments and contingencies

Micron shareholders’ equity:
Common stock, $0.10 par value, 3,000 shares authorized, 994.5 shares issued and outstanding (848.7 in 2009)	99	85
Additional capital	8,446	7,257
Accumulated deficit	(536)	(2,385)
Accumulated other comprehensive income (loss)	11	(4)
Total Micron shareholders’ equity	8,020	4,953
Noncontrolling interests in subsidiaries	1,796	1,986
Total equity	9,816	6,939
Total liabilities and equity	$14,693	$11,459

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Retained Earnings (Accumulated) Deficit	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount

Balance at August 30, 2007	757.9	$76	$6,913	$1,153	$(7)	$8,135	$2,607	$10,742

Comprehensive income (loss):
Net loss				(1,655)		(1,655)	(10)	(1,665)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax					(1)	(1)		(1)
Total comprehensive income (loss)						(1,656)	(10)	(1,666)

Contributions from noncontrolling interests						--	400	400
Stock-based compensation expense			48			48		48
Stock issued under stock plans	3.7		3			3		3
Distributions to noncontrolling interests							(132)	(132)
Repurchase and retirement of common stock	(0.5)		(4)			(4)		(4)
Adoption of uncertain tax position standard				(1)		(1)		(1)
Balance at August 28, 2008	761.1	$76	$6,960	$(503)	$(8)	$6,525	$2,865	$9,390

Comprehensive income (loss):
Net loss				(1,882)		(1,882)	(111)	(1,993)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax					12	12		12
Pension liability adjustment, net of tax					1	1		1
Net gain (loss) on foreign currency translation adjustment, net of tax					(9)	(9)		(9)
Total comprehensive income (loss)						(1,878)	(111)	(1,989)

Issuance of common stock	69.3	7	269			276		276
Stock-based compensation expense			44			44		44
Contributions from noncontrolling interests						--	24	24
Stock issued for business acquisition	1.8		12			12		12
Stock issued under stock plans	4.0	1				1		1
Distributions to noncontrolling interests						--	(705)	(705)
Reduction in noncontrolling interest from share purchase						--	(87)	(87)
Purchase of capped calls			(25)			(25)		(25)
Repurchase and retirement of common stock	(0.5)		(2)			(2)		(2)
Exercise of stock rights held by Intel	13.0	1	(1)			--		--
Balance at September 3, 2009	848.7	$85	$7,257	$(2,385)	$(4)	$4,953	$1,986	$6,939

Comprehensive income (loss):
Net income				1,850		1,850	50	1,900
Other comprehensive income (loss):
Net gain (loss) on foreign currency translation adjustment, net of tax					11	11		11
Net unrealized gain (loss) on investments, net of tax					5	5		5
Net gain (loss) on derivatives, net of tax					1	1	(1)	--
Pension liability adjustment, net of tax					(2)	(2)		(2)
Total comprehensive income (loss)						1,865	49	1,914

Stock issued in acquisition of Numonyx	137.7	14	1,098			1,112		1,112
Stock-based compensation expense			93			93		93
Contributions from noncontrolling interests							38	38
Stock issued under stock plans	6.6		8			8		8
Distributions to noncontrolling interests							(267)	(267)
Repurchase and retirement of common stock	(2.4)		(20)	(1)		(21)		(21)
Exercise of stock rights held by Intel	3.9					--		--
Increase in noncontrolling interest from share purchase			10			10	(10)	--
Balance at September 2, 2010	994.5	$99	$8,446	$(536)	$11	$8,020	$1,796	$9,816

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	September 2, 2010	September 3, 2009	August 28, 2008

Cash flows from operating activities
Net income (loss)	$1,900	$(1,993)	$(1,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,005	2,186	2,096
Stock-based compensation	93	46	48
Equity in net income (loss) of equity method investees, net of tax	39	140	--
Provision to write-down inventories to estimated market values	27	603	282
Gain from acquisition of Numonyx	(437)	--	--
Gain from Inotera and Hynix JV stock issuances, net	(52)	--	--
Noncash restructure charges (credits)	(17)	156	7
(Gain) loss from disposition of property, plant and equipment	(1)	54	(66)
Goodwill impairment	--	58	463
Change in operating assets and liabilities:
(Increase) decrease in receivables	(516)	126	(26)
Increase in inventories	(121)	(356)	(40)
Increase (decrease) in accounts payable and accrued expenses	54	44	(130)
Increase in deferred income	84	81	28
Other	38	61	21
Net cash provided by operating activities	3,096	1,206	1,018

Cash flows from investing activities
Expenditures for property, plant and equipment	(616)	(488)	(2,529)
Increase in restricted cash	(240)	(56)	--
Acquisition of equity method investments	(165)	(408)	(84)
Purchases of available-for-sale securities	(3)	(6)	(283)
Proceeds from sale of the Hynix JV	423	--	--
Cash acquired from acquisition of Numonyx	95	--	--
Proceeds from sales of property, plant and equipment	94	26	187
Proceeds from maturities of available-for-sale securities	--	130	547
Distributions from equity method investments	--	41	--
Other	(36)	87	70
Net cash used for investing activities	(448)	(674)	(2,092)

Cash flows from financing activities
Proceeds from debt	200	716	837
Cash received from noncontrolling interests	38	24	400
Proceeds from issuance of common stock, net of costs	8	276	4
Proceeds from equipment sale-leaseback transactions	--	4	111
Repayments of debt	(840)	(429)	(698)
Payments on equipment purchase contracts	(330)	(144)	(387)
Distributions to noncontrolling interests	(267)	(705)	(132)
Other	(29)	(32)	(10)
Net cash provided by (used for) financing activities	(1,220)	(290)	125

Net increase (decrease) in cash and equivalents	1,428	242	(949)
Cash and equivalents at beginning of year	1,485	1,243	2,192
Cash and equivalents at end of year	$2,913	$1,485	$1,243

Supplemental disclosures
Income taxes refunded (paid), net	$2	$(43)	$(36)
Interest paid, net of amounts capitalized	(95)	(107)	(84)
Noncash investing and financing activities:
Stock and restricted stock units issued in acquisition of Numonyx	1,112	--	--
Equipment acquisitions on contracts payable and capital leases	420	331	501
Noncash assets contributed for interest in Transform	65	--	--

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of presentation:  We are a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, we manufacture CMOS image sensors and other semiconductor products.  The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the third quarter of 2010, we added a new reportable segment as a result of the acquisition of Numonyx Holdings B.V.  (“Numonyx”) and, as of September 2, 2010, have two reportable segments, Memory and Numonyx.  The former Numonyx business has been included as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash, NAND Flash, DRAM and Phase Change non-volatile memory.

Our fiscal 2010, 2009 and 2008 contained 52, 53 and 52 fiscal weeks, respectively.  All period references are to our fiscal periods unless otherwise indicated.

Use of estimates:  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may differ under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Actual results could differ from estimates.

Product warranty:  We generally provide a limited warranty that our products are in compliance with our specifications existing at the time of delivery.  Under our general terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items.  Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our general terms and conditions.  Our warranty obligations are not material.

Revenue recognition:  We recognize product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.  Since we are unable to estimate returns and changes in market price, and therefore the price is not fixed or determinable, sales made under agreements allowing pricing protection or rights of return (other than for product warranty) are deferred until customers have resold the product.

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment.  Development of a product is deemed complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for NAND Flash and DRAM are shared with our joint venture partners.  Amounts receivable from these cost-sharing arrangements are reflected as a reduction of research and development expense.  (See “Equity Method Investments” and “Consolidated Variable Interest Entities – NAND Flash joint ventures with Intel” notes.)

Stock-based compensation:  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense under the straight-line attribution method over the requisite service period.  We issue new shares upon the exercise of stock options or conversion of share units.  (See “Equity Plans” note.)

Functional currency:  The U.S. dollar is the functional currency for all of our consolidated operations.

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

Financial instruments:  Cash equivalents include highly liquid short-term investments with original maturities to us of three months or less, readily convertible to known amounts of cash.  Investments with original maturities greater than three months and remaining maturities less than one year are included in short-term investments.  Investments with remaining maturities greater than one year are included in other noncurrent assets.  Securities classified as available-for-sale are stated at market value.  The carrying value of investment securities sold is determined using the specific identification method.

Derivative and hedging instruments:  We use derivative financial instruments, primarily forward contracts, to manage exposures to foreign currency. We do not use financial instruments for trading or speculative purposes. Derivative instruments are measured at fair value and recognized as either assets or liabilities.

We use forward contracts not designated as hedging instruments to hedge our balance sheet exposures to foreign currencies. The gain or loss associated with these contracts is recognized in other income (expense).

We use forward contracts designated as cash flow hedges to hedge certain forecasted capital expenditures.  The effective portion of the gain or loss on the derivatives is included as a component of other comprehensive income (loss) in shareholders’ equity.  The amount in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transaction affects earnings.  Changes in the time value are excluded from the assessment of hedge effectiveness.  The ineffective or excluded portion of the gain or loss is included in other operating income (expense).

Inventories:  Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining fair market values of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  When fair market values are below costs, we record a charge to cost of goods sold to write down inventories to their estimated market value in advance of when the inventories are actually sold.  Inventories are categorized as memory (primarily DRAM and NAND Flash), Numonyx (primarily NOR Flash), imaging and microdisplay products for purposes of determining average cost and fair market value.  The major characteristics considered in determining inventory categories are product type and markets.

Product and process technology:  Costs incurred to acquire product and process technology or to patent technology are capitalized and amortized on a straight-line basis over periods ranging up to 10 years.  We capitalize a portion of costs incurred based on the historical and projected patents issued as a percent of patents we filed.  Capitalized product and process technology costs are amortized over the shorter of (i) the estimated useful life of the technology, (ii) the patent term or (iii) the term of the technology agreement.  Fully-amortized assets are removed from product and process technology and accumulated amortization.

Property, plant and equipment:  Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 5 to 30 years for buildings, 2 to 20 years for equipment and 3 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed and we recognize any gain or loss in our results of operations.

We capitalize interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets.  We capitalized interest costs of $5 million, $5 million and $21 million in 2010, 2009 and 2008, respectively.

Recently adopted accounting standards:  In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This standard requires that issuers of these types of convertible debt instruments separately account for the liability and equity components of such instruments in a manner such that interest cost is recognized at the entity’s nonconvertible debt borrowing rate in subsequent periods.  We adopted this standard as of the beginning of 2010 and retrospectively accounted for our $1.3 billion 1.875% convertible senior notes under the provisions of this guidance from the May 2007 issuance date of the notes.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on noncontrolling interests in consolidated financial statements.  This standard requires that (1) noncontrolling interests be reported as a separate component of equity, (2) net income attributable to the parent and to the noncontrolling interest be separately identified in the statement of operations, (3) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and (4) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  We adopted this standard as of the beginning of 2010.  As a result, prior financial statement amounts were recast.  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

In December 2007, the FASB issued a new accounting standard on business combinations, which establishes the principles and requirements for how an acquirer (1) recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, (2) recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose.  We adopted this standard effective as of the beginning of 2010.  The initial adoption did not have a significant impact on our financial statements.  The acquisition of Numonyx was accounted for under the provisions of this new standard. (See “Numonyx Holdings B.V.” note.)

In September 2006, the FASB issued a new accounting standard on fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  We adopted this standard effective as of the beginning of 2009 for financial assets and financial liabilities.  We adopted this standard effective as of the beginning of 2010 for all other assets and liabilities.  The adoptions did not have a significant impact on our financial statements.

Recently issued accounting standards:  In June 2009, the FASB issued a new accounting standard on variable interest entities which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and (3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  We are required to adopt this standard as of the beginning of 2011.  We do not expect the initial adoption of this standard to have a significant impact on our financial statements as of the adoption date.  The impact on periods subsequent to the initial adoption will depend on the nature and extent of our variable interest entities after the beginning of 2011.

Numonyx Holdings B.V.

On May 7, 2010, we completed our acquisition of Numonyx, which manufactures and sells NOR Flash, NAND Flash, DRAM and Phase Change memory technologies and products.  We acquired Numonyx to further strengthen our portfolio of memory products, increase manufacturing and revenue scale, access Numonyx’s customer base and provide opportunities to increase multi-chip offerings in the embedded and mobile markets.  In connection therewith, we issued 137.7 million shares of our common stock in exchange for all of the outstanding Numonyx capital stock and issued 4.8 million restricted stock units to employees of Numonyx in exchange for all of their outstanding restricted stock units.  The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of $1,091 million for the shares issued to the Numonyx shareholders and $21 million for the restricted stock units issued to employees of Numonyx.  The fair value of the consideration was determined based on the trading price of our common shares on the acquisition date discounted for the resale restrictions on the shares.  Of the shares issued to the Numonyx shareholders, 21.0 million were placed in escrow as partial security for the Numonyx shareholders’ indemnity obligations resulting from the acquisition.  The shares in escrow may be sold after November 6, 2010, but the proceeds from any sale remain in escrow until May 7, 2011, at which time the escrow assets are payable to the Numonyx shareholders, net of any of our indemnification claims.  Included in the selling, general and administrative expenses in the results of operations for 2010 are transaction costs of $20 million incurred in connection with this acquisition.

We determined the fair value of the assets and liabilities of Numonyx as of May 7, 2010 utilizing an in-exchange model.  Because the purchase price was less than the fair value of net assets of Numonyx, we recognized a gain on the acquisition of $437 million.  We believe the gain realized in acquisition accounting was the result of a number of factors, including the following: significant losses recognized by Numonyx during the recent downturn in the semiconductor memory industry; substantial volatility in Numonyx’s primary markets; market perceptions that future opportunities for Numonyx products in certain markets are limited; the liquidity afforded to the sellers as a result of the limited opportunities to realize the value of their investment in Numonyx; and potential gains to the sellers through their investment in our equity from synergies we realize with Numonyx.  The consideration and valuation of assets acquired and liabilities assumed were as follows:

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
$1,112

Other noncurrent liabilities in the table above include contingent liabilities of $66 million for uncertain tax positions (a significant portion for which we have recorded an indemnification asset in other noncurrent assets in the table above) and $15 million for our obligation, subject to certain conditions, to guarantee certain debt of Hynix-Numonyx Semiconductor Ltd., an acquired equity method investment.  These amounts were estimated based on the present value of probability-weighted cash flows.  The results of operations for 2010 include $635 million of net sales and $13 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.  (See “Equity Method Investments – Hynix JV” note.)

The following unaudited pro forma financial information presents the combined results of operations as if Numonyx had been combined with us as of the beginning of 2009.  The pro forma financial information includes the accounting effects of the business combination, including the adjustment of amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales, as if Numonyx were actually combined with us as of the beginning of 2009.  The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Numonyx been combined with us as of the beginning of 2009.

	2010	2009

Net sales	$9,895	$6,464
Net income (loss)	1,923	(2,230)
Net income (loss) attributable to Micron	1,873	(2,119)
Earnings (loss) per share:
Basic	$1.90	$(2.31)
Diluted	1.72	(2.31)

The unaudited pro forma financial information for 2010 includes the results for the year ended September 2, 2010 and the results of Numonyx, including the adjustments described above, for the approximate fiscal year ended September 2, 2010.  The pro forma information for 2009 includes our results for the year ended September 3, 2009 and the results of Numonyx, including the adjustments described above, for the year ended September 27, 2009.

Supplemental Balance Sheet Information

Receivables	2010	2009

Trade receivables (net of allowance for doubtful accounts of $4 million and $5 million, respectively)	$1,238	$591
Income and other taxes	115	49
Related party receivables	64	70
Other	114	88
	$1,531	$798

As of September 2, 2010 and September 3, 2009, related party receivables included $57 million and $69 million, respectively, due from Aptina Imaging Corporation (“Aptina”) under a wafer supply agreement for image sensor products.

As of September 2, 2010 and September 3, 2009, other receivables included $30 million and $29 million, respectively, due from Intel Corporation (“Intel”) for amounts related to NAND Flash product design and process development activities.  As of September 2, 2010, other receivables also included $17 million from Nanya Technology Corporation (“Nanya”) for amounts related to DRAM development costs under a cost sharing agreement.  Other receivables as of September 3, 2009 also included $40 million due from settlement of litigation.

Inventories	2010	2009

Finished goods	$623	$233
Work in process	1,031	649
Raw materials and supplies	116	105
	$1,770	$987

The results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  The results of operations for the fourth, second and first quarters of 2008, include charges of $205 million, $15 million and $62 million, respectively, to write down the carrying value of work in process and finished goods inventories.

Intangible Assets

	2010		2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$439	$(181)	$439	$(181)
Customer relationships	127	(66)	127	(50)
Other	23	(19)	28	(19)
	$589	$(266)	$594	$(250)

During 2010 and 2009, we capitalized $48 million and $88 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 9 years, respectively.  In addition, in connection with the acquisition of Numonyx in the third quarter of 2010, we recorded other intangible assets of $29 million for to a supply agreement, which was amortized through August 2010 when the agreement ended.  (See “Numonyx Holdings B.V.” note.)

Amortization expense for intangible assets was $96 million, $75 million and $80 million for 2010, 2009 and 2008, respectively.  Annual amortization expense for intangible assets is estimated to be $68 million for 2011, $59 million for 2012, $53 million for 2013, $45 million for 2014 and $29 million for 2015.

Property, Plant and Equipment	2010	2009

Land	$95	$96
Buildings (includes $184 million and $184 million, respectively, for capital leases)	4,394	4,473
Equipment (includes $745 million and $630 million, respectively, for capital leases)	12,970	11,834
Construction in progress	73	47
Software	281	268
	17,813	16,718
Accumulated depreciation (includes $478 million and $331 million, respectively, for capital leases)	(11,212)	(9,629)
	$6,601	$7,089

Depreciation expense was $1,826 million, $2,039 million and $1,976 million for 2010, 2009 and 2008, respectively.

As of September 2, 2010, property, plant and equipment with a carrying value of $1,079 million was collateral under the TECH credit facility and $31 million of property, plant and equipment was collateral under other liabilities.  (See “Debt” and “TECH Semiconductor Singapore Pte. Ltd.” notes.)

Other noncurrent assets included buildings and equipment classified as held for sale of $56 million as of September 2, 2010 and $81 million as of September 3, 2009.

Goodwill

In the second quarter of 2009, our imaging operations (the primary component of All Other segment) experienced a severe decline in sales, margins and profitability due to a significant decline in demand as a result of the downturn in global economic conditions.  The drop in market demand resulted in significant declines in average selling prices and unit sales.  Due to these market and economic conditions, our imaging operations experienced a significant decline in market value.  Accordingly, in the second quarter of 2009, we performed an assessment of our imaging operations goodwill for impairment.  Based on this assessment, we wrote off all of the $58 million of goodwill associated with our imaging operations as of March 5, 2009.

In the first and second quarters of 2008, we experienced a sustained, significant decline in our stock price.  As a result of the decline in stock prices, our market capitalization fell significantly below the recorded value of our consolidated net assets for most of the second quarter of 2008.  The reduced market capitalization at that time reflected, in part, the Memory segment’s lower average selling prices and expected continued weakness in pricing for our memory products.  Accordingly, in the second quarter of 2008, we performed an assessment of Memory segment goodwill for impairment.  Based on this assessment, we wrote off all of the $463 million of goodwill associated with our Memory segment as of February 28, 2008.

Equity Method Investments

	September 2, 2010		September 3, 2009
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

Inotera	$434	29.9%	$229	29.8%
MeiYa	44	50.0%	42	50.0%
Transform	82	50.0%	--	--
Aptina	22	35.0%	44	35.0%
	$582		$315

Equity in net income (loss) of equity method investees, net of tax, included:

For the year ended	2010	2009

Inotera:
Equity method losses, net	$(56)	$(166)
Inotera Amortization	55	38
Other	(5)	(2)
	(6)	(130)

MeiYa	1	(10)
Transform	(12)	--
Aptina	(24)	--
Hynix JV	2	--
	$(39)	$(140)

Our maximum exposure to loss from our involvement with our equity method investments that are variable interest entities was as follows:

As of	September 2, 2010

Inotera	$428
Transform	87
MeiYa	49

The maximum exposure to loss is determined based on the amounts recorded in the accompanying consolidated balance sheets and primarily includes the carrying value of our investment as well as related translation adjustments in accumulated other comprehensive income and receivables.  We may also incur losses in connection with our obligations under the Inotera Supply Agreement to purchase 50% of Inotera’s wafer production under a long-term pricing arrangement.

Inotera and MeiYa DRAM joint ventures with Nanya:  We have partnered with Nanya in two Taiwan DRAM memory companies, Inotera Memories, Inc. (“Inotera”) and MeiYa Technology Corporation (“MeiYa”).  We have concluded that both Inotera and MeiYa are variable interest entities because of the terms of their supply agreements with us and Nanya.  Nanya is considered to be a related party under the accounting standards for consolidating variable interest entities.  We reviewed several factors to determine whether we are the primary beneficiary of Inotera and MeiYa, including the size and nature of the entities’ operations relative to us and Nanya, the nature of day-to-day operations and certain other factors.  Based on those factors, we determined that Nanya is more closely associated with, and therefore the primary beneficiary of, Inotera and MeiYa.  We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.

We also partner with Nanya to jointly develop process technology and designs to manufacture stack DRAM products.  In addition, we have deployed and licensed certain intellectual property related to the manufacture of stack DRAM products to Nanya and licensed certain intellectual property from Nanya.  Under this licensing arrangement, we recognized $65 million, $105 million and $37 million during 2010, 2009 and 2008, respectively, of license revenue in net sales from this arrangement.  Under a cost sharing arrangement effective beginning in April 2010, we generally share DRAM development costs equally with Nanya and, as a result, our research and development costs were reduced by $51 million in 2010.  We also received $6 million of royalty revenue in 2010 from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with technology developed prior to the joint development arrangement.

Inotera:  In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera, a publicly-traded entity in Taiwan, from Qimonda AG (“Qimonda”).  In August 2009, Inotera sold 640 million common shares in a public offering.  As a result, our equity ownership interest decreased from 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  On February 6, 2010, as part of another offering of 640 million common shares, we and Nanya each paid $138 million to purchase approximately 196 million shares, slightly increasing our equity ownership interest from 29.8% to 29.9%.  As of September 2, 2010, we held a 29.9% ownership interest in Inotera, Nanya held 30.0% and the balance was publicly held.

The carrying value of our initial investment in Inotera was less than our proportionate share of its equity.  That difference is being amortized as a credit to earnings through equity in net income (losses) of equity method investees (the “Inotera Amortization”).  As of September 2, 2010, $121 million of Inotera Amortization remained to be recognized over a weighted-average period of 4 years.  The $56 million gain recognized in the first quarter of 2010 on Inotera’s issuance of shares included $33 million of accelerated Inotera Amortization.

In connection with the initial acquisition of our shares in Inotera, we and Nanya entered into a supply agreement with Inotera (the “Inotera Supply Agreement”) for rights and obligations to purchase 50% of Inotera’s wafer production capacity of trench and stack DRAM products.  Our cost for the Inotera wafers is based on a margin sharing formula that considers all parties’ manufacturing costs related to wafers purchased from Inotera, as well as the selling prices of our and Nanya’s products from the wafers.  In 2010, we purchased $693 million of DRAM products (primarily trench technology) under the Inotera Supply Agreement.

In the second quarter of 2009, Qimonda filed for bankruptcy and defaulted on its obligations to purchase trench DRAM products from Inotera under a separate supply agreement between Inotera and Qimonda (“the Qimonda Supply Agreement”).  Pursuant to our obligation under the Inotera Supply Agreement to purchase up to 50% of Inotera’s trench DRAM capacity, less any trench DRAM products sold to Qimonda pursuant to the Qimonda Supply Agreement, we recorded $95 million in cost of goods sold in 2009 for underutilized capacity as a result of Qimonda’s default.

In the third quarter of 2009, we received $50 million from Inotera pursuant to the terms of a technology transfer agreement and, in connection therewith, recognized $13 million of revenue in 2010.  Inotera’s functional currency is the New Taiwan Dollar (“NTD”) and as of September 2, 2010 and September 3, 2009, there was a gain of $7 million and a loss of $(3) million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our investment in Inotera.  Based on the closing trading price of Inotera’s shares in an active market on September 2, 2010, the market value of our equity interest in Inotera was $674 million.

Summarized financial information for Inotera is as follows (the summarized results of operations of Inotera in the table below for the period ended June 30, 2009 are from the period we acquired our ownership interest on October 20, 2008 through June 30, 2009):

As of	June 30, 2010	June 30, 2009

Current assets	$600	$450
Noncurrent assets (primarily property, plant and equipment)	3,506	3,315
Current liabilities	1,352	1,789
Noncurrent liabilities	882	740

For the Year and Period Ended, Respectively	June 30, 2010	June 30, 2009

Net sales	$1,399	$670
Gross margin	(63)	(370)
Loss from operations	(125)	(462)
Net loss	(181)	(534)

MeiYa:  We formed MeiYa with Nanya in the fourth quarter of 2008.  In connection with the acquisition of our equity interest in Inotera, we entered into a series of agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  MeiYa sold substantially all of its assets to Inotera and in the fourth quarter of 2009 we received a $27 million distribution.  As of September 2, 2010, we and Nanya each held 50% ownership interest in MeiYa.  MeiYa’s functional currency is the NTD and as of September 2, 2010 and September 3, 2009, there were cumulative translation losses of $5 million and $6 million, respectively, included in our consolidated balance sheet in the caption accumulated other comprehensive income (loss).

Pursuant to a technology transfer agreement, we received $50 million from MeiYa in the first quarter of 2009.  Our technology transfer agreement with MeiYa was supplanted by our technology transfer agreement with Inotera and we returned the $50 million with accrued interest to MeiYa in the fourth quarter of 2009.

Transform: On December 18, 2009, we acquired a 50% interest in Transform, a subsidiary of Origin Energy Limited (“Origin”), which is a public company in Australia.  Transform is a developer, manufacturer and marketer of photovoltaic technology and solar panels.  In exchange for the equity interest in Transform, we contributed assets with a fair value of $65 million, consisting of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  The carrying value of the nonmonetary assets was approximately equal to the fair value of the equity interest in Transform and, as a result, no gain or loss was recognized on the contribution.  As of September 2, 2010, we and Origin each held a 50% ownership interest in Transform.  During 2010, we and Origin each contributed $26 million of cash to Transform.  Our results of operations for 2010 include $15 million of net sales, which approximates our cost, for transition services provided to Transform.

As of September 2, 2010, our other noncurrent assets included $33 million for the manufacturing facilities leased to Transform and liabilities included $33 million for deferred rent revenue on the fully-paid lease.  Additionally, as of September 2, 2010, other noncurrent assets and liabilities included $5 million for the value of certain equipment and intangible assets, which we were obligated to contribute to Transform.

We have concluded that Transform is a variable interest entity because its equity is not sufficient to permit Transform to finance its activities without additional subordinated financial support from its investors.  Origin is considered to be a related party under the accounting standards for consolidating variable interest entities.  We reviewed several factors to determine whether we are the primary beneficiary of Transform, including the relationships and significance of Transform’s activities and operations relative to us and Origin and certain other factors.  Based on those factors, we determined that Origin is more closely associated with, and therefore the primary beneficiary of, Transform.  We recognize our share of earnings or losses from Transform under the equity method on a two-month lag.

Aptina:  In the fourth quarter of 2009, we sold a 65% interest in Aptina, previously a wholly-owned subsidiary, to Acquisition L.P. (owned primarily by Riverwood Capital LLC and TPG Partners VI, L.P.).  Aptina is a CMOS imaging technology company.  In connection with the transaction, we received approximately $35 million in cash, retained a 35% ownership interest and recorded a loss of $41 million.  A portion of the 65% interest held by Acquisition L.P. is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, as of September 2, 2010, our remaining interest represented 64% of Aptina’s common stock, and Acquisition L.P. held 36% of Aptina’s common stock.  We recognize our share of earnings or losses from Aptina under the equity method (based on our 64% ownership of its common stock) on a two-month lag.

We manufacture imaging products for Aptina under a wafer supply agreement.  In 2010 and 2009, we recognized sales of $372 million and $70 million, respectively, and cost of goods sold of $385 million and $60 million, respectively, from products sold to Aptina.

Hynix JV:  In connection with our purchase of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the “Hynix JV”), a joint venture with Hynix Semiconductor, Inc. (“Hynix”) and Hynix Semiconductor (WUXI) Limited.  The change in control of Numonyx gave Hynix the right to purchase all of our equity interest in the Hynix JV.  Hynix exercised its right to purchase our interest in the Hynix JV and consummated the equity transfer on August 31, 2010 for $423 million.  (See “Numonyx Holdings B.V.” note.)

Hynix JV Supply Agreement: Pursuant to the terms of a supply agreement with the Hynix JV, we purchased $122 million of memory products from the Hynix JV in 2010.  The Hynix JV was permitted to terminate the existing supply agreement with Numonyx concurrent with the consummation of Hynix’s acquisition of our ownership interest in the Hynix JV.  On July 29, 2010, we entered into a new supply agreement with Hynix, which provides for the continued supply of products through September 30, 2011 at market rates.

Hynix JV Loan Guarantee:  Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. (“DBS”) that require us to guarantee, under certain conditions, an outstanding loan, made by DBS to the Hynix JV and as a result, we recorded a $15 million liability as of the acquisition date representing the estimated fair value of the guarantee.  The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and is due in periodic installments from 2014 through 2016.  Under the agreements, on August 31, 2010 the conditions for the guarantee were satisfied and we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.

Accounts Payable and Accrued Expenses	2010	2009

Accounts payable	$799	$526
Salaries, wages and benefits	346	147
Related party payables	194	83
Income and other taxes	51	32
Customer advances	4	150
Other	115	99
	$1,509	$1,037

Related party payables primarily consisted of amounts due to Inotera under the Inotera Supply Agreement of $105 million and $51 million as of September 2, 2010 and September 3, 2009, respectively, for the purchase of DRAM products and $32 million as of September 3, 2009 for underutilized capacity.  As of September 2, 2010, related party payables also included $86 million for amounts due for the purchase of memory products under the Hynix JV supply agreement.  (See “Equity Method Investments” note.)

As of September 2, 2010 and September 3, 2009, other accounts payable and accrued expenses included $16 million and $24 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to a product designs development agreement.  As of September 3, 2009, customer advances included $142 million to provide certain memory products to Apple Computer, Inc. (“Apple”) pursuant to a prepaid NAND Flash supply agreement.

Debt	2010	2009

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $242 million and $295 million, respectively, due June 2014	$1,058	$1,005
Capital lease obligations, weighted-average imputed interest rate of 7.2% and 6.7%, respectively, due in monthly installments through February 2023	527	559
TECH credit facility, effective interest rates of 3.9% and 3.6%, respectively, net of discount of $2 million and $2 million, respectively, due in periodic installments through May 2012	348	548
Convertible senior notes, interest rate of 4.25%, due October 2013	230	230
Mai-Liao Power note, stated interest rate of 2.3% and 2.4%, respectively, effective interest rate of 12.1%, net of discount of $4 million and $18 million, respectively, due November 2010	196	182
EDB note, denominated in Singapore dollars, interest rate of 5.4%	--	208
Convertible subordinated notes, interest rate of 5.6%	--	70
Other notes	1	1
	2,360	2,803
Less current portion	(712)	(424)
	$1,648	$2,379

In May 2007, we issued $1.3 billion of 1.875% Convertible Senior Notes due June 1, 2014 (the “Convertible Notes”).  The issuance costs totaled $26 million and the net proceeds were $1,274 million.  The initial conversion rate is 70.2679 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $14.23 per share of common stock.  Holders may convert the notes prior to the close of business on the business day immediately preceding the maturity date of the Convertible Notes only under the following circumstances: (1) during any calendar quarter beginning after August 30, 2007 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the then applicable conversion price per share of the Convertible Notes (approximately $18.50); (2) if the Convertible Notes have been called for redemption; (3) if specified distributions to holders of our common stock are made, or specified corporate events occur, as specified in the indenture for the Convertible Notes; (4) during the five business days after any five consecutive trading-day period in which the trading price per $1,000 principal amount for each day of that period was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate of the Convertible Notes; or (5) at any time on or after March 1, 2014.  Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and shares of common stock.  If a holder elects to convert its Convertible Notes in connection with a make-whole change in control, as defined in the indenture, we will, in certain circumstances, pay a make-whole premium by increasing the conversion rate of the converted notes.  On or after June 6, 2011, we may redeem for cash all or part of the Convertible Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption.  The redemption price is 100% of the principal amount to be redeemed, plus accrued and unpaid interest.  Upon a change in control or a termination of trading, as defined in the indenture, the holders may require us to repurchase for cash all or a portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any.  In the first quarter of 2010, we adopted a new accounting standard for certain convertible debt.  The new standard was applicable to the Convertible Notes and requires the liability and equity components to be stated separately.  (See “Adjustment for Retrospective Application of New Accounting Standards” note.)

In 2010, we recorded $121 million in capital lease obligations with a weighted-average imputed interest rate of 9.5%, payable in periodic installments through December 2020.  As of September 2, 2010, we had $30 million of capital lease obligations with covenants that require minimum levels of tangible net worth, cash and investments.  In the second quarter of 2009, we modified the covenants associated with this lease agreement and deposited $27 million of collateral into a restricted cash account.  On May 13, 2010, the remaining collateral in the restricted cash account was released.  We were in compliance with our covenants related to capital lease obligations as of September 2, 2010.

In 2008, our joint venture subsidiary, TECH Semiconductor Singapore Pte. Ltd. (“TECH”), drew $600 million under a credit facility at SIBOR plus 2.5%.  Payments are due in $50 million quarterly installments through May 2012.  The credit facility is collateralized by substantially all of the assets of TECH (approximately $1,778 million as of September 2, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH’s ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of September 2, 2010, TECH was in compliance with the covenants.  We have guaranteed 100% of the outstanding amount of the TECH credit facility.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of September 2, 2010.

On April 15, 2009, we issued $230 million of 4.25% Convertible Senior Notes due October 15, 2013 (the “4.25% Senior Notes”).  Issuance costs for the 4.25% Senior Notes totaled $7 million.  The initial conversion rate is 196.7052 shares of common stock per $1,000 principal amount, equivalent to approximately $5.08 per share of common stock, and is subject to adjustment upon the occurrence of certain events specified in the indenture.  Holders of the 4.25% Senior Notes may convert them at any time prior to October 15, 2013.  If there is a change in control, as defined in the indenture, we may, in certain circumstances, pay a make-whole premium by increasing the conversion rate of the converted notes.  We may not redeem the 4.25% Senior Notes prior to April 20, 2012.  On or after April 20, 2012, we may redeem for cash all or part of the 4.25% Senior Notes if the closing price of our common stock has been at least 135% of the conversion price (approximately $6.86) for at least 20 trading days during a 30 consecutive trading-day period.  The redemption price will equal 100% of the principal amount plus a make-whole premium equal to the present value of the remaining interest payments from the redemption date to the date of maturity.  Upon a change in control or a termination of trading, as defined in the indenture, we may be required to repurchase for cash all or a portion of the 4.25% Senior Notes at a repurchase price equal to 100% of the principal plus any accrued and unpaid interest to, but excluding, the repurchase date.

In the first quarter of 2009, in connection with the purchase of our equity interest in Inotera, we entered into a two-year, variable-rate term loan with Nan Ya Plastics, an affiliate of Nanya, and received loan proceeds of $200 million.  Under the terms of the loan agreement, interest is payable quarterly at LIBOR plus 2%.  The interest rate resets quarterly and was 2.3% per annum as of September 2, 2010.  Based on imputed interest rate of 12.1%, we recorded the Nan Ya Plastics loan net of a discount of $28 million, which is recognized as interest expense over the life of the loan.  In the first quarter of 2010, the note payable to Nan Ya Plastics was replaced with a note payable to Mai-Liao Power Corporation (“Mai-Liao”), an affiliate of Nan Ya Plastics.  Nan Ya Plastics and Mai-Liao Power Corporation are subsidiaries of Formosa Plastics Corporation.  The note to Mai-Liao has the same terms and remaining maturity as the previous note to Nan Ya Plastics.  The note to Mai-Liao is collateralized by a first-priority security interest in certain of our Inotera shares aggregating a maximum market value of $250 million.  As of September 2, 2010, the carrying value of the collateral was $161 million.  (See “Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya – Inotera” note.)

On June 1, 2010, we repaid the outstanding balance of $213 million to the Singapore Economic Development Board that was due February 2012.

On April 1, 2010, we repaid the outstanding balance of $70 million and accrued interest on the 5.6% convertible subordinated notes.  The conversion option of these notes expired unexercised.

As of September 2, 2010, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

	Notes Payable	Capital Lease Obligations

2011	$400	$347
2012	150	79
2013	--	49
2014	1,530	23
2015	--	20
2016 and thereafter	--	84
Discount and interest, respectively	(248)	(75)
	$1,832	$527

Commitments

As of September 2, 2010, we had commitments of approximately $1.2 billion for the acquisition of property, plant and equipment.  We lease certain facilities and equipment under operating leases.  Total rental expense was $41 million, $28 million and $39 million for 2010, 2009 and 2008, respectively.  We also sublease certain facilities and buildings under operating leases to Aptina and recognized $6 million of rental income in 2010.  Minimum future rental commitments and minimum future sublease rentals to be received from Aptina under noncancelable subleases are as follows:

	Operating Lease Commitments	Operating Sublease Rentals

2011	$31	$(3)
2012	20	(3)
2013	18	(3)
2014	13	(1)
2015	8	--
2016 and thereafter	41	--
	$131	$(10)

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below.  We are currently a party to other legal actions arising out of the normal course of business, none of which are expected to have a material adverse effect on our business, results of operations or financial condition.

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party.  It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.  Historically, our payments under these types of agreements have not had a material adverse effect on our business, results of operations or financial condition.

We are involved in the following antitrust, patent and securities matters.

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

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys’ fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings.  In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California.  The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states’ consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, we agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

Three purported class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs’ motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

In February and March 2007, All American Semiconductor, Inc., Jaco Electronics, Inc., and the DRAM Claims Liquidation Trust each filed suit against us and other DRAM suppliers in the U.S. District Court for the Northern District of California after opting-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys’ fees, costs and injunctive relief.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice (“SDE”) announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE’s Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. (“Oracle”), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys’ fees, costs and injunctive relief.

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

We are unable to predict the outcome of these lawsuits and therefore cannot estimate the range of possible loss.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Patent matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus relating to certain of Rambus’ patents and certain of our claims and defenses.  Our lawsuits with Rambus are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid or unenforceable.  Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief.  We subsequently added claims and defenses based on Rambus’ alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.  In the U.S. District Court for the Northern District of California, Rambus’ complaint alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The trial on the patent phase of that case has been stayed pending resolution of Rambus’ appeal of the Delaware spoliation decision or further order of the California Federal Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of our and Aptina’s image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys’ fees, and costs.

On December 11, 2009, Ring Technology Enterprises of Texas LLC (“Ring”) filed suit against us in the U.S. District Court for the Eastern District of Texas alleging that certain of our memory products infringe one Ring U.S. patent.  On June 26, 2010, we executed a settlement agreement with Ring resolving the dispute for an immaterial amount.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM and image sensor products, which account for a significant portion of net sales.

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss.  A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Securities matters:  On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases.  Subject to certain conditions, including final court approval of the class settlement, we and our insurers agreed to pay $42 million with our contribution to the settlement comprising approximately $6 million.

Shareholders’ Equity

Issuance of restricted shares for acquisition of Numonyx:  On May 7, 2010 in connection with the acquisition of Numonyx, we issued 137.7 million shares of our common stock to Intel, STMicroelectronics N.V. (“ST”) and Redwood Blocker S.a.r.l. (“Redwood”) and issued 4.8 million restricted stock units.  The shares of common stock issued are restricted from sale until November 6, 2010.  In addition, 21.0 million of the shares of stock issued were placed in escrow as partial security for Numonyx shareholders’ indemnity obligations.  The shares in escrow may be sold after November 6, 2010, but the proceeds from any sale remain in escrow until May 7, 2011, at which time the escrow assets are payable to the Numonyx shareholders, net of any of our indemnification claims.  Of the restricted stock units issued, 1.6 million were vested as of the time of issuance.  (See “Numonyx Holdings B.V.” note.)

Issuance of common stock: On April 15, 2009, we issued 69.3 million shares of common stock for $4.15 per share in a public offering.  We received net proceeds of $276 million, net of underwriting fees and other offering costs of $12 million.

Capped call transactions:  Concurrent with the offering of the Convertible Notes in May 2007, we entered into three capped call transactions (the “Capped Calls”).  The Capped Calls each have an initial strike price of approximately $14.23 per share, subject to certain adjustments, which matches the initial conversion price of the Convertible Notes.  The Capped Calls are in three equal tranches, have cap prices of $17.25, $20.13 and $23.00 per share, and cover, subject to anti-dilution adjustments similar to those contained in the Convertible Notes, an approximate combined total of 91.3 million shares of common stock.  The Capped Calls expire on various dates between November 2011 and December 2012.  The Capped Calls are intended to reduce the potential dilution upon conversion of the Convertible Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero if the market price per share of our common stock is at or below $14.23 to a maximum of $538 million.  We paid $151 million to purchase the Capped Calls.  The Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Concurrent with the offering of the 4.25% Senior Notes on April 15, 2009, we entered into capped call transactions (the “2009 Capped Calls”) that have an initial strike price of approximately $5.08 per share, subject to certain adjustments, which was set to equal initial conversion price of the 4.25% Senior Notes.  The 2009 Capped Calls have a cap price of $6.64 per share and cover, subject to anti-dilution adjustments similar to those contained in the 4.25% Senior Notes, an approximate combined total of 45.2 million shares of common stock, and are subject to standard adjustments for instruments of this type.  The 2009 Capped Calls expire in October and November of 2012.  The 2009 Capped Calls are intended to reduce the potential dilution upon conversion of the 4.25% Senior Notes.  Settlement of the Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero if the market price per share of our common stock is at or below $5.08 to a maximum of $70 million if the market price of our common stock exceeds $6.64 per share.  We paid $25 million to purchase the 2009 Capped Calls.  The 2009 Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

Accumulated other comprehensive income (loss):  Accumulated other comprehensive income (loss), net of tax, consisted of the following as of the end of the periods shown below:

	2010	2009

Accumulated translation adjustment, net	$2	$(9)
Unrealized gain (loss) on investments, net	14	9
Gain (loss) on derivatives, net	1	--
Unrecognized pension liability	(6)	(4)
Accumulated other comprehensive income (loss)	$11	$(4)

Adjustment for Retrospective Application of New Accounting Standards

Effective at the beginning of 2010, we adopted new accounting standards for noncontrolling interests and certain convertible debt instruments.  These new accounting standards required retrospective application and our financial statements contained herein have been adjusted to reflect the impact of adopting these new accounting standards.  The impact of the retrospective adoption is summarized below.

Noncontrolling interests in subsidiaries:  Under the new standard, noncontrolling interests in subsidiaries is (1) reported as a separate component of equity in the consolidated balance sheets and  (2) included in net income in the statement of operations.

Convertible debt instruments:  The new standard applies to convertible debt instruments that may be fully or partially settled in cash upon conversion and is applicable to our 1.875% convertible senior notes with an aggregate principal amount of $1.3 billion issued in May 2007 (the “Convertible Notes”).  The standard requires the liability and equity components of the Convertible Notes to be stated separately.  The liability component recognized at the issuance of the Convertible Notes equals the estimated fair value of a similar liability without a conversion option and the remainder of the proceeds received at issuance was allocated to equity.  In connection therewith, at the May 2007 issuance of the Convertible Notes there was a $402 million decrease in debt, a $394 million increase in additional capital, and an $8 million decrease in deferred debt issuance costs (included in other noncurrent assets).  The fair value of the liability was determined using an interest rate for similar nonconvertible debt issued as of the original May 2007 issuance date by entities with credit ratings comparable to our credit rating at the time of issuance.  In subsequent periods, the liability component recognized at issuance is increased to the principal amount of the Convertible Notes through the amortization of interest costs. Through 2010, $160 million of interest was amortized.  Information related to equity and debt components is as follows:

As of	September 2, 2010	September 3, 2009

Principal amount of the Convertible Notes	$1,300	$1,300
Unamortized discount	(242)	(295)
Net carrying amount of the Convertible Notes	$1,058	$1,005

Carrying amount of the equity component	$394	$394

The unamortized discount as of September 2, 2010, will be recognized as interest expense over approximately 3.7 years through June 2014, the maturity date of the Convertible Notes.

Information related to interest rates and expenses is as follows:

Year Ended	2010	2009	2008

Effective interest rate	7.9%	7.9%	7.9%
Interest costs related to contractual interest coupon	$24	$25	$24
Interest costs related to amortization of discount and issuance costs	56	52	47

Effect of adjustment for retrospective application of new accounting standards on financial statements:  The following tables set forth the financial statement line items affected by retrospective application of the new accounting standards for noncontrolling interests and certain convertible debt as of and for the periods indicated:

	Consolidated Statement of Operations
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Year Ended September 3, 2009:
Cost of goods sold	$5,242	$--	$1	$5,243
Interest expense	(135)	--	(47)	(182)
Income tax (provision)	(2)	--	1	(1)
Net loss	(1,835)	(111)	(47)	(1,993)
Net loss attributable to Micron	--	(1,835)	(47)	(1,882)
Net loss per share:
Basic and diluted	(2.29)	--	(0.06)	(2.35)

Year Ended August 28, 2008:
Interest expense	$(82)	$--	$(36)	$(118)
Net loss	(1,619)	(10)	(36)	(1,665)
Net loss attributable to Micron	--	(1,619)	(36)	(1,655)
Net loss per share:
Basic and diluted	(2.10)	--	(0.04)	(2.14)

	Consolidated Balance Sheet
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
As of September 3, 2009		Noncontrolling Interests	Convertible Debt

Assets
Property, plant and equipment, net	$7,081	$--	$8	$7,089
Other assets	371	--	(4)	367
Total assets	11,455	--	4	11,459

Liabilities and equity
Long-term debt	$2,674	$--	$(295)	$2,379
Total liabilities	4,815	--	(295)	4,520

Micron shareholders’ equity
Additional capital	6,863	--	394	7,257
Accumulated deficit	(2,291)	--	(94)	(2,385)
Accumulated other comprehensive (loss)	(3)	--	(1)	(4)
Total equity of Micron shareholders	--	4,654	299	4,953
Total equity	4,654	1,986	299	6,939
Total liabilities and equity	11,455	--	4	11,459

	Consolidated Statements of Changes in Equity
	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity

As Previously Reported:

Balance at August 30, 2007	$6,519	$1,164	$(7)	$7,752	$--	$--
Comprehensive income (loss):
Net loss		(1,619)		(1,619)
Total comprehensive (loss)				(1,620)
Distributions to noncontrolling interests
Contributions from noncontrolling interests
Balance at August 28, 2008	$6,566	$(456)	$(8)	$6,178	$--	$--
Comprehensive income (loss):
Net loss		(1,835)		(1,835)
Net change in unrealized gain on investments, net of tax			13	13
Total comprehensive (loss)				(1,830)
Distributions to noncontrolling interests
Contributions from noncontrolling interests
Reduction in noncontrolling interests from share purchase
Balance at September 3, 2009	$6,863	$(2,291)	$(3)	$4,654	$--	$--

Effect of Adoption of Noncontrolling Interests and Convertible Debt:

Balance at August 30, 2007	$394	$(11)	$--	$383	$2,607	$10,742
Comprehensive income (loss):
Net loss		(36)		(36)	(10)	(1,665)
Total comprehensive (loss)				(36)	(10)	(1,666)
Distributions to noncontrolling interests					(132)	(132)
Contributions from noncontrolling interests					400	400
Balance at August 28, 2008	$394	$(47)	$--	$347	$2,865	$9,390
Comprehensive income (loss):
Net loss		(47)		(47)	(111)	(1,993)
Net change in unrealized gain on investments, net of tax			(1)	(1)		12
Total comprehensive (loss)				(48)	(111)	(1,989)
Distributions to noncontrolling interests					(705)	(705)
Contributions from noncontrolling interests					24	24
Reduction in noncontrolling interests from share purchase					(87)	(87)
Balance at September 3, 2009	$394	$(94)	$(1)	$299	$1,986	$6,939

As Retrospectively Adjusted:

Balance at August 30, 2007	$6,913	$1,153	$(7)	$8,135	$2,607	$10,742
Comprehensive income (loss):
Net loss		(1,655)		(1,655)	(10)	(1,665)
Total comprehensive (loss)				(1,656)	(10)	(1,666)
Distributions to noncontrolling interests					(132)	(132)
Contributions from noncontrolling interests					400	400
Balance at August 28, 2008	$6,960	$(503)	$(8)	$6,525	$2,865	$9,390
Comprehensive income (loss):
Net loss		(1,882)		(1,882)	(111)	(1,993)
Net change in unrealized gain on investments, net of tax			12	12		12
Total comprehensive (loss)				(1,878)	(111)	(1,989)
Distributions to noncontrolling interests					(705)	(705)
Contributions from noncontrolling interests					24	24
Reduction in noncontrolling interests from share purchase					(87)	(87)
Balance at September 3, 2009	$7,257	$(2,385)	$(4)	$4,953	$1,986	$6,939

	Consolidated Statement of Cash Flows
	As Previously Reported	Effect of Adoption		As Retrospectively Adjusted
		Noncontrolling Interests	Convertible Debt

Year Ended September 3, 2009:
Cash flows from operating activities
Net loss	$(1,835)	$(111)	$(47)	$(1,993)
Depreciation and amortization	2,139	--	47	2,186
Noncontrolling interests in net income (loss)	(111)	111	--	--

Year Ended August 28, 2008:
Cash flows from operating activities
Net loss	$(1,619)	$(10)	$(36)	$(1,665)
Depreciation and amortization	2,060	--	36	2,096
Noncontrolling interests in net income (loss)	(10)	10	--	--

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the Singapore dollar, euro and yen.  We are also exposed to currency exchange rate risk for capital expenditures denominated in foreign currency, primarily the euro and yen.  We use derivative instruments to manage our exposures to foreign currency.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility changes in foreign currency exchange rates have on earnings attributable to our shareholders.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility changes in foreign currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to the forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value as of September 2, 2010.  We seek to mitigate such risk by limiting its counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.  We have the following currency risk management programs:

Currency derivatives without hedge accounting designation:  We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our foreign currency exposure in monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealer or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).  As of September 2, 2010, total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

Currency	Notional Amount Outstanding (in U.S. Dollars)	Balance Sheet Line Item	Fair Value of Asset (Liability)

Euro	$260	Accounts payable and accrued expenses	$(5)
Singapore dollar	157	Receivables	--
Yen	104	Receivables	1
	$521		$(4)

For currency forward contracts not designated as hedging instruments, we recognized losses of $29 million in 2010, which was included in other operating income (expense).

Currency derivatives with cash flow hedge accounting designation:  We utilize currency forward contracts that mature within 12 months to hedge the foreign currency exposures of cash flow for some forecasted capital expenditures.  Foreign currency forward contracts are valued at fair values based on market-based observable inputs including foreign exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of other comprehensive income (loss) in shareholders’ equity.  The amount in the accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of consolidated statements of operations and in the same periods in which the underlying transaction affects earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss was included in other operating income (expense).  As of September 2, 2010, total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

Currency	Notional Amount Outstanding (in U.S. Dollars)	Balance Sheet Line Item	Fair Value of Asset (Liability)

Euro	$196	Receivables	$1
Yen	81	Receivables	1
	$277		$2

For 2010, amounts recognized in other comprehensive income from the effective portion of cash flow hedge and in other operating income (expense) from the ineffective and excluded portions of cash flow hedge were not material.  No amounts were reclassified from other comprehensive income (loss) to earnings in 2010 and we expect only de minimis amount included in other accumulated comprehensive income (loss) to be reclassified into earnings within the next 12 months.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis were as follows:

	September 2, 2010				September 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$2,170	$--	$--	$2,170	$1,184	$--	$--	$1,184
Certificates of deposit(2)	--	705	--	705	--	217	--	217
Marketable equity investments(3)	19	--	--	19	15	--	--	15
Assets held for sale(3)(4)	--	--	56	56	--	--	--	--
	$2,189	$705	$56	$2,950	$1,199	$217	$--	$1,416

(1)Included in cash and equivalents.
(2) Cash and equivalents and restricted cash included $371 million and $334 million, respectively, as of September 2, 2010 and $187 million and $30 million, respectively, as of September 3, 2009.
(3)Included in other noncurrent assets.
(4) We adopted the accounting standard for fair value measurements of nonfinancial assets and nonfinancial liabilities as of the beginning of 2010.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2).

Assets held for sale primarily included semiconductor equipment and buildings.  Fair value for the semiconductor equipment is based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment and fair value of the real estate is determined based on sales of similar facilities and/or properties in comparable markets (Level 3).  Losses recognized in 2010 due to fair value measurements using Level 3 inputs were de minimis.

Fair value of financial instruments: The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 1.875% convertible notes which is classified in equity) were as follows:

	September 2, 2010		September 3, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible debt instruments	$1,494	$1,288	$1,410	$1,305
Other debt instruments	1,071	1,072	1,458	1,498

The fair value of our convertible debt instruments is based on quoted market prices in active markets (Level 1).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to ours (Level 2).  Amounts reported as cash and equivalents, short-term investments, receivables, accounts payable and accrued expenses approximate fair value.

Fair value measurements on a nonrecurring basis: In connection with the implementation of the new accounting standard for certain convertible debt instruments in the first quarter of 2010, we determined the $898 million fair value for the liability component of our Convertible Notes as of their May 2007 issuance date using a market interest rate for similar nonconvertible debt issued at that time by entities with credit ratings comparable to ours (Level 2).  (See “Adjustments for Retrospective Application of New Accounting Standards” note.)

Equity Plans

As of September 2, 2010, an aggregate of 182.8 million shares of common stock were reserved for issuance of stock options and restricted stock awards, of which 124.9 million shares were subject to outstanding awards and 57.9 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock options:  Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant.  Stock options issued after September, 2004 generally expire six years from the date of grant.  All other options expire ten years from the grant date.

Option activity for 2010 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at September 3, 2009	116.5	$16.25
Granted	16.7	7.79
Exercised	(2.1)	3.82
Cancelled or expired	(14.8)	35.66
Outstanding at September 2, 2010	116.3	12.79	2.6	$78

Exercisable at September 2, 2010	80.3	$15.93	1.8	$17
Expected to vest after September 2, 2010	32.5	5.78	4.5	55

The following table summarizes information about options outstanding as of September 2, 2010:

	Outstanding Options			Exercisable options
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share

$ 1.56 -$ 6.86	24.8	4.0	$3.70	6.6	$4.23
7.01 - 9.97	16.4	5.0	7.68	1.3	8.98
10.00 - 14.01	43.2	2.0	12.43	40.7	12.51
14.06 - 22.83	20.9	1.6	19.10	20.8	19.13
23.25 - 44.90	11.0	0.3	30.37	10.9	30.37
	116.3	2.6	12.79	80.3	15.93

The weighted-average grant-date fair value per share was $4.13, $1.71 and $2.52 for options granted during 2010, 2009 and 2008, respectively.  The total intrinsic value was $13 million for options exercised during 2010, and de minimis for 2009 and 2008.

Changes in nonvested options for 2010 are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Nonvested at September 3, 2009	30.3	$2.36
Granted	16.7	4.13
Vested	(10.0)	3.01
Cancelled	(1.0)	2.67
Nonvested at September 2, 2010	36.0	3.00

As of September 2, 2010, $76 million of total unrecognized compensation cost related to nonvested awards was expected to be recognized through the fourth quarter of 2014, resulting in a weighted-average period of 1.3 years.  As of September 2, 2010, nonvested options had a weighted-average exercise price of $5.80, a weighted-average remaining contractual life of 4.6 years and an aggregate intrinsic value of $61 million.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on our stock and on historical volatility.  The expected lives of options granted subsequent to 2008 were based, in part, on historical experience and on the terms and conditions of the options.  The expected lives of options granted prior to 2009 were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	2010	2009	2008

Average expected life in years	5.1	4.9	4.3
Weighted-average volatility	60%	73%	47%
Weighted-average risk-free interest rate	2.3%	1.9%	2.9%

Restricted stock and restricted stock units (“Restricted Stock Awards”):  As of September 2, 2010, 8.6 million shares of Restricted Stock Awards were outstanding, of which 1.4 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards activity for 2010 is summarized as follows:

	Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding at September 3, 2009	9.4
Granted	7.7
Restrictions lapsed	(7.4)
Cancelled	(1.1)
Outstanding at September 2, 2010	8.6	1.5	$59

Expected to vest after September 2, 2010	7.8	1.5	$54

The weighted-average grant-date fair value for restricted stock awards granted during 2010, 2009 and 2008 was $8.29, $4.40 and $8.41 per share, respectively.  The aggregate value at the lapse date of awards for which restrictions lapsed during 2010, 2009 and 2008 was $65 million, $8 million and $12 million, respectively.  As of September 2, 2010, there was $36 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards, which is expected to be recognized through the third quarter of 2014, resulting in a weighted-average period of 0.9 years.

Stock-based compensation expense:  Total compensation costs for our equity plans were as follows:

	2010	2009	2008

Stock-based compensation expense by caption:
Cost of goods sold	$23	$16	$15
Selling, general and administrative	50	16	19
Research and development	18	13	14
Other operating (income) expense	2	(1)	--
	$93	$44	$48

Stock-based compensation expense by type of award:
Stock options	$37	$29	$26
Restricted stock awards	56	15	22
	$93	$44	$48

Stock-based compensation expense of $4 million and $3 million was capitalized and remained in inventory as of September 2, 2010 and September 3, 2009, respectively.  As of September 2, 2010, $112 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards were expected to be recognized through the fourth quarter of 2014, resulting in a weighted-average period of 1.2 years.  During 2010, we determined that certain performance-based restricted stock that previously had not been expensed met the probability threshold for expense recognition due to improved operating results.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See “Income Taxes” note.)

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee savings plan for U.S. employees:  We have a 401(k) retirement plan (“RAM Plan”) under which U.S. employees may contribute up to 45% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our common stock.  Under the RAM plan, we matched in cash eligible contributions from employees up to 4% of the employee’s annual eligible earnings or $2,000, whichever was greater.  In 2009, we suspended our match under in the RAM plan.  Contribution expense for the RAM Plan was $16 million and $32 million in 2009 and 2008, respectively.  We anticipate reinstating our match under the RAM plan in 2011.

Retirement plans:  We have pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  We have determined that these pension plans are not material for separate disclosure purposes.

Restructure

In response to a severe downturn in the semiconductor memory industry and global economic conditions, we initiated a restructure plan in 2009 primarily within our Memory segment.  In the first quarter of 2009, IM Flash, our joint venture and Intel, terminated an agreement to obtain NAND Flash memory supply from our Boise facility.  In connection therewith, Intel paid us $208 million in 2009.  In addition, we phased out all remaining 200mm DRAM wafer manufacturing operations in Boise, Idaho in the second half of 2009.  As a result of these restructure plans, we reduced employment in 2009 by approximately 4,600 employees, or approximately 20%.  The following table summarizes restructure charges (credits) resulting from the restructure activities:

	2010	2009	2008

(Gain) loss from disposition of equipment	$(13)	$152	$--
Severance and other termination benefits	1	60	23
Gain from termination of NAND Flash supply agreement	--	(144)	--
Other	2	2	10
	$(10)	$70	$33

During 2010, we made cash payments of $7 million, for severance and related termination benefits and costs to decommission production facilities.  As of September 2, 2010, all amounts related to the restructure plan initiated in 2009 had been paid and as of September 3, 2009, $5 million of restructure costs, primarily related to severance and other termination benefits, were unpaid.  We do not expect to incur any additional material restructure charges related to the plan initiated in 2009.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	2010	2009	2008

Government grants in connection with operations in China	$(24)	$(9)	$(2)
Receipts from U.S. government for anti-dumping tariffs	(12)	(6)	(38)
(Gain) loss on disposition of property, plant and equipment	(1)	54	(66)
Loss on sale of majority interest in Aptina	--	41	--
(Gain) loss from changes in currency exchange rates	23	30	25
Other	(3)	(3)	(10)
	$(17)	$107	$(91)

Income Taxes

Income (loss) before taxes, net (income) loss attributable to noncontrolling interests and equity in net income (loss) of equity method investees consisted of the following:

	2010	2009	2008

Income (loss) before taxes, net (income) loss attributable to noncontrolling interests and equity in net income (loss) of equity method investees:
U.S.	$1,383	$(1,425)	$(1,749)
Foreign	537	(427)	102
	$1,920	$(1,852)	$(1,647)

Income tax (provision) benefit:
Current:
U.S. federal	$66	$12	$(7)
State	(4)	--	--
Foreign	(24)	(12)	(17)
	38	--	(24)
Deferred:
U.S. federal	(5)	--	--
State	--	--	--
Foreign	(14)	(1)	6
	(19)	(1)	6
Income tax (provision) benefit	$19	$(1)	$(18)

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit is as follows:

	2010	2009	2008

U.S. federal income tax (provision) benefit at statutory rate	$(672)	$648	$577
State taxes, net of federal benefit	(22)	39	39
Change in valuation allowance	424	(572)	(460)
Gain on acquisition of Numonyx	153	--	--
Foreign operations	135	(135)	(21)
Tax credits	3	18	8
Goodwill impairment	--	--	(155)
Other	(2)	1	(6)
Income tax (provision) benefit	$19	$(1)	$(18)

State taxes reflect investment tax credits of $6 million, $7 million and $12 million for 2010, 2009 and 2008, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

	2010	2009

Deferred tax assets:
Net operating loss and credit carryforwards	$1,336	$1,965
Inventories	354	197
Accrued salaries, wages and benefits	124	74
Deferred income	92	78
Basis differences in investments in joint ventures	71	106
Property, plant and equipment	36	--
Other	55	27
Gross deferred tax assets	2,068	2,447
Less valuation allowance	(1,627)	(2,006)
Deferred tax assets, net of valuation allowance	441	441

Deferred tax liabilities:
Unremitted earnings on certain subsidiaries	(97)	(87)
Debt discount	(92)	(112)
Product and process technology	(45)	(47)
Intangible assets	(33)	(41)
Receivables	--	(15)
Property, plant and equipment	--	(12)
Other	(6)	(6)
Deferred tax liabilities	(273)	(320)

Net deferred tax assets	$168	$121

Reported as:
Current deferred tax assets (included in other current assets)	$39	$18
Noncurrent deferred tax assets (included in other noncurrent assets)	145	107
Noncurrent deferred tax liabilities (included in other noncurrent liabilities)	(16)	(4)
Net deferred tax assets	$168	$121

We have a valuation allowance against substantially all U.S. net deferred tax assets.  As of September 2, 2010, our federal, state and foreign net operating loss carryforwards were $2.4 billion, $2.0 billion and $290 million, respectively.  If not utilized, substantially all of our federal and state net operating loss carryforwards will expire in 2022 to 2029 and the foreign net operating loss carryforwards will begin to expire in 2015.  As of September 2, 2010, our federal and state tax credit carryforwards were $188 million and $204 million, respectively.  If not utilized, substantially all of our federal and state tax credit carryforwards will expire in 2013 to 2030.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.

The changes in valuation allowance of $(379) million and $566 million in 2010 and 2009, respectively, are primarily due to utilization of U.S. net operating losses and certain tax credit carryforwards.  The decrease in the valuation allowance in 2010 was offset with an increase in the valuation allowance of $64 million related to deferred tax assets of Numonyx consisting primarily of net operating losses in foreign jurisdictions.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  During 2008 a decision was made to not be indefinitely reinvested in certain foreign jurisdictions.  For the year ended August 28, 2008, $322 million of earnings that in prior years had been considered indefinitely reinvested in foreign operations were determined to no longer be indefinitely reinvested.  This decision resulted in no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.  Remaining undistributed earnings of $886 million as of September 2, 2010 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2010	2009	2008

Beginning unrecognized tax benefits	$1	$1	$16
Unrecognized tax benefits acquired in current year	63	--	--
Increases related to tax positions from prior years	14	--	--
Increases related to tax positions taken during current year	11	--	--
Expiration of foreign statutes of limitations	--	(1)	(15)
Settlements with tax authorities	(1)	--	(1)
Other	--	1	1
Ending unrecognized tax benefits	$88	$1	$1

The balance as of September 2, 2010 and September 3, 2009 represents unrecognized income tax benefits, which if recognized, would affect our effective tax rate.  As of September 2, 2010, accrued interest and penalties related to uncertain tax positions was $6 million.  In connection with the acquisition of Numonyx, we accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination.  We have recorded an indemnification asset for a significant portion of these unrecognized income tax benefits related to uncertain tax positions.

We are unable to reasonably estimate any possible increase or decrease in uncertain tax positions that may occur within the next 12 months.  However, we do not anticipate any such change will result in a material change to our financial condition or results of operations.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2022.  These arrangements benefitted our tax provision in fiscal 2010 by approximately $69 million (approximately $0.07 per diluted share).

We and our subsidiaries file income tax returns with the United States federal government, various U.S. states and various foreign jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2005 through 2010 and 2004 through 2010, respectively.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 2003 to 2010.  We are currently not under audit in foreign jurisdictions.  We are currently under audit in New York.

Earnings Per Share

	2010	2009	2008

Net income (loss) available to Micron’s shareholders – Basic	$1,850	$(1,882)	$(1,655)
Net effect of assumed conversion of debt	93	--	--
Net income (loss) available to Micron’s shareholders – Diluted	$1,943	$(1,882)	$(1,655)

Weighted-average common shares outstanding – Basic	887.5	800.7	772.5
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	163.2	--	--
Weighted-average common shares outstanding – Diluted	1,050.7	800.7	772.5

Earnings (loss) per share:
Basic	$2.09	$(2.35)	$(2.14)
Diluted	1.85	(2.35)	(2.14)

On May 7, 2010, in connection with the acquisition of Numonyx, we issued 137.7 million shares of our common stock and issued 4.8 million restricted stock units.  Of the restricted stock units issued, 1.6 million were vested as of the time of issuance.  In connection with the Numonyx acquisition, as of September 2, 2010, there were 21.0 million shares of stock in escrow as partial security for Numonyx shareholders’ indemnity obligations.  The shares held in escrow were included in diluted earnings per share but were excluded from basic earnings per share.  (See “Numonyx Holdings B.V.” note.)

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	2010	2009	2008

Employee stock plans	92.2	126.0	122.1
Convertible notes	--	142.8	97.6

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel (“IM Flash”):  We have two joint ventures with Intel: IM Flash Technologies, LLC (“IMFT”) formed in January, 2006 and IM Flash Singapore LLP (“IMFS”) formed in February, 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, the number of which adjusts depending on the parties’ ownership interest.  We and Intel initially appointed an equal number of managers to each of the boards.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way our management reviews the results of their operations.  The partner’s ownership percentages are based on contributions to the partnership.  As of September 2, 2010, we owned 51% and Intel owned 49% of IMFT and we owned 57% and Intel owned 43% of IMFS.  Our ownership interest in IMFS increased to 71% on October 5, 2010, at which time we obtained a majority of the seats of the board of managers of IMFS.

IM Flash is a variable interest entity because all of its costs are passed to us and Intel through product purchase agreements and it is dependent upon us and Intel for any additional cash requirements.  Intel is considered to be a related party under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of IM Flash is the entity that is most closely associated with it.  We considered several factors to determine whether we or Intel are more closely associated with IM Flash, including the size and nature of IM Flash’s operations relative to us and Intel and which entity had the majority of economic exposure under the purchase agreements.  Based on those factors, we determined that we are more closely associated with IM Flash and are therefore the primary beneficiary.  Accordingly, the financial results of IM Flash are included in our consolidated financial statements and all amounts pertaining to Intel’s interests in IM Flash are reported as noncontrolling interests in subsidiaries.  (See “Significant Accounting Policies - Recently issued accounting standards” note.)

IM Flash manufactures NAND Flash memory products using designs we developed with Intel.  We generally share product design and other research and development (“R&D”) costs equally with Intel.  As a result, R&D expenses were reduced by reimbursements from Intel of $104 million, $107 million and $148 million in 2010, 2009 and 2008, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $764 million, $886 million and $1,037 million for 2010, 2009 and 2008, respectively.  IM Flash receivables and payables related to Intel were as follows:

As of	September 2, 2010	September 3, 2009

Receivables from Intel:
Net sales	$128	$95
Product design and process development activities	30	29
Payables to Intel for various services	2	3

The following table presents IM Flash’s distributions to, and contributions from, shareholders:

	2010	2009	2008

IM Flash distributions to us	$278	$723	$137
IM Flash distributions to Intel	267	695	132

Our contributions to IM Flash	$128	$25	$409
Intel contributions to IM Flash	38	24	393

In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore.  Shortly afterwards, and we and Intel agreed to suspend tooling and the ramp of production at this facility due to industry conditions.  In the second quarter of 2010, IM Flash began moving forward with start-up activities in the Singapore wafer fabrication facility, including placing purchase orders and tool installations that commenced in the first quarter of 2011.  The level of our future capital contributions to IM Flash will depend on the extent to which Intel participates in future IM Flash capital calls.  In the first quarter of 2011, we contributed $392 million to IMFS and Intel did not make any contribution, increasing our ownership interest in IMFS to 71%.  Although our ownership interest in IMFS changes at the time we make such contributions, the corresponding change in our right to receive output from IMFS is delayed by up to 12 months from the date of the contribution.  Changes in IMFS ownership interests do not affect our NAND Flash R&D cost-sharing agreement with Intel.

Total IM Flash assets and liabilities included in our consolidated balance sheets are as follows:

As of	September 2, 2010	September 3, 2009

Assets
Cash and equivalents	$246	$114
Receivables	154	111
Inventories	160	161
Other current assets	8	8
Total current assets	568	394
Property, plant and equipment, net	2,894	3,377
Other noncurrent assets	57	63
Total assets	$3,519	$3,834

Liabilities
Accounts payable and accrued expenses	$140	$93
Deferred income	127	137
Equipment purchase contracts	8	1
Current portion of long-term debt	7	6
Total current liabilities	282	237
Long-term debt	62	66
Other noncurrent liabilities	4	4
Total liabilities	$348	$307

Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

Our ability to access IM Flash’s cash and marketable investment securities to finance our other operations is subject to agreement by the joint venture partners.  The creditors of IM Flash have recourse only to the assets of IM Flash and do not have recourse to any of our other assets.

MP Mask Technology Center, LLC (“MP Mask”):  In 2006, we formed a joint venture, MP Mask, with Photronics, Inc. (“Photronics”) to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through September 2, 2010, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of September 2, 2010, deferred income and other noncurrent liabilities included an aggregate of $34 million related to this agreement.  MP Mask made distributions to both us and Photronics of $10 million each in 2009 and Photronics contributed $8 million to MP Mask in 2008.

MP Mask is a variable interest entity because all of its costs are passed on to us and Photronics through product purchase agreements and it is dependent upon us and Photronics for any additional cash requirements.  Photronics is considered to be a related party under the accounting standards for consolidating variable interest entities due to restrictions on transfers of ownership interests.  As a result, the primary beneficiary of MP Mask is the entity that is more closely associated with it.  We considered several factors to determine whether we or Photronics are more closely associated with the joint venture.  The most important factor was the nature of MP Mask’s operations relative to us and Photronics.  Based on those factors, we determined that we are more closely associated with MP Mask and are therefore the primary beneficiary.  Accordingly, the financial results of MP Mask are included in our consolidated financial statements and all amounts pertaining to Photonics’ interest in MP Mask are reported as noncontrolling interests in subsidiaries.

Total MP Mask assets and liabilities included in our consolidated balance sheets are as follows:

As of	September 2, 2010	September 3, 2009

Current assets	$35	$25
Noncurrent assets (primarily property, plant and equipment)	85	97
Current liabilities	6	8

Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any of our other assets.

In 2008, we completed the construction of a facility to produce photomasks and sold the facility to Photronics under a build to suit lease agreement, with quarterly payments through January 2013.  In May 2009, we entered into an agreement with Photronics whereby we repurchased the facility for $50 million and leased the facility to Photronics under an operating lease providing for quarterly lease payments aggregating $41 million through October 2014.  During 2010, we received $7 million in lease payments from Photronics.  As of September 2, 2010, the carrying value of this facility was $47 million.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, we have participated in TECH Semiconductor Singapore Pte. Ltd. (“TECH”), a semiconductor memory manufacturing joint venture in Singapore with Canon Inc. (“Cannon”) and Hewlett-Packard Company (“HP”).  The financial results of TECH are included in our consolidated financial statements and all amounts pertaining to Canon and HP are reported as noncontrolling interests in subsidiaries.  On January 27, 2010, we purchased shares of TECH for $80 million, which increased our ownership from approximately 85% to approximately 87% and increased additional capital of Micron shareholders by $10 million.  As of September 2, 2010, we held an approximate 87% interest in TECH.  TECH’s cash and marketable investment securities ($355 million as of September 2, 2010) are not anticipated to be available to pay dividends or finance our other operations.

The shareholders’ agreement for the TECH joint venture expires in April 2011, but automatically extends for 10 years unless one or more of the shareholders provides a non-extension notification.  In September 2009, TECH received a notice from HP that it does not intend to extend the TECH joint venture beyond April 2011.  We are in discussions with HP and Canon to reach a resolution of this matter.  The parties’ inability to reach a resolution prior to April 2011 could result in the sale of TECH’s assets and could require repayment of TECH’s credit facility ($348 million outstanding as of September 2, 2010).  As of September 2, 2010, the carrying value of TECH’s net assets was $1.1 billion.  TECH accounted for 45% of our total DRAM wafer production in 2010, including 48% in the fourth quarter of 2010.

In the second quarter of 2009, we entered into a term loan agreement with the Singapore EDB that enabled us to borrow up to $300 million Singapore dollars at 5.4% per annum.  On June 1, 2010, we repaid the outstanding balance of $213 million to the Singapore EDB that was due February 2012.  (See “Debt” note.)

Segment Information

In the third quarter of 2010, we added a new reportable segment as a result of the acquisition of Numonyx and have two reportable segments, Memory and Numonyx.  The former Numonyx business has been included as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash, NAND Flash, DRAM and Phase Change memory.

In 2009 and 2008, our reportable segments were Memory and Imaging.  In the first quarter of 2010, Imaging no longer met the quantitative thresholds of a reportable segment and management does not expect that Imaging will meet the quantitative thresholds in future years.  As a result, Imaging is no longer considered a reportable segment and is included in the All Other nonreportable segments.  Prior period amounts have been recast to reflect Imaging in All Other.  Operating results of All Other primarily reflect activity of Imaging and also include activity of microdisplay, solar and other operations.  Segment information reported below is consistent with how it is reviewed and evaluated by our chief operating decision makers and is based on the nature of our operations and products offered to customers.  We do not identify or report capital expenditures or assets by segment.

	2010	2009	2008

Net sales:
Memory
External	$7,424	$4,290	$5,188
Intersegment	13	--	--
	7,437	4,290	5,188
Numonyx	635	--	--
All Other	423	513	653
Total segments	8,495	4,803	5,841
Elimination of intersegment	(13)	--	--
Consolidated net sales	$8,482	$4,803	$5,841

Operating income (loss):
Memory
External	$1,662	$(1,500)	$(1,564)
Intersegment	(1)	--	--
	1,661	(1,500)	(1,564)
Numonyx	(14)	--	--
All Other	(59)	(176)	(31)
Total segments	1,588	(1,676)	(1,595)
Elimination of intersegment	1	--	--
Consolidated operating income (loss)	$1,589	$(1,676)	$(1,595)

Depreciation and amortization expense included in the determination of operating income (loss) in the table above was as follows:

	2010	2009	2008

Memory	$1,853	$2,058	$1,946
Numonyx	71	--	--
All Other	81	128	150
Total segments	$2,005	$2,186	$2,096

Product sales were as follows:

	2010	2009	2008

DRAM	$5,052	$2,422	$3,135
NAND Flash	2,555	1,857	2,053
NOR Flash	451	--	--
Other	424	524	653
	$8,482	$4,803	$5,841

Certain Concentrations

Approximately 45%, 30% and 50% of net sales for 2010, 2009 and 2008, respectively, were to the computing market, including desktop PCs, servers, notebooks and workstations.  Sales to HP were 13% of net sales in 2010 and sales to Intel were 20% and 19% of net sales in 2009 and 2008, respectively.  Sales to HP and Intel are included in the Memory segment.  Certain of the raw materials and production equipment we use in manufacturing semiconductor products are available from multiple sources and in sufficient supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards.  In some cases, materials are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit and trade receivables.  We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.  A concentration of credit risk may exist with respect to receivables as a substantial portion of our customers are affiliated with the computing industry.  We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers.  Historically, we have not experienced significant losses on receivables.  The Capped Call and 2009 Capped Call instruments expose us to credit risk to the extent that the counter parties may be unable to meet the terms of the agreement.  We seek to mitigate such risk by limiting our counter parties to major financial institutions and by spreading the risk across several major financial institutions.  In addition, the potential risk of loss with any one counter party resulting from this type of credit risk is monitored on an ongoing basis.  (See “Shareholders’ Equity – Capped call transactions” note.)

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

	2010	2009	2008

China	$3,294	$1,242	$1,372
United States	1,403	928	1,486
Asia Pacific (excluding China, Malaysia and Taiwan)	1,090	990	1,660
Malaysia	817	542	173
Europe	777	470	559
Taiwan	711	447	304
Other	390	184	287
	$8,482	$4,803	$5,841

Net property, plant and equipment by geographic area were as follows:

	2010	2009	2008

United States	$3,925	$4,679	$6,012
Singapore	2,161	2,066	2,345
Italy	173	180	259
Israel	111	--	--
China	90	48	24
Japan	81	112	171
Other	60	4	8
	$6,601	$7,089	$8,819

Patent License Agreement with Samsung Electronics Co. Ltd.

On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. (“Samsung”).  Under the agreement, Samsung will pay us $275 million, with $200 million paid in October 2010, $40 million due January 31, 2011 and $35 million due March 31, 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$2,493	$2,288	$1,961	$1,740
Gross margin	781	848	642	443
Operating income	433	540	415	201
Net income	359	960	379	202
Net income attributable to Micron	342	939	365	204

Earnings per share:
Basic	$0.35	$1.06	$0.43	$0.24
Diluted	0.32	0.92	0.39	0.23

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$1,302	$1,106	$993	$1,402
Gross margin	169	107	(267)	(449)
Operating loss	(49)	(246)	(709)	(672)
Net loss	(114)	(334)	(814)	(731)
Net loss attributable to Micron	(100)	(301)	(763)	(718)

Loss per share:
Basic	$(0.12)	$(0.37)	$(0.99)	$(0.93)
Diluted	(0.12)	(0.37)	(0.99)	(0.93)

The results of operations for the third quarter of 2010 included a gain of $437 million for the acquisition of Numonyx.  (See “Numonyx Holdings B.V.” note.)

The results of operations for the second quarter of 2009 included a charge of $58 million to write off all the goodwill associated with our Imaging segment.

The results of operations for the second and first quarters of 2009 included charges of $234 million and $369 million, respectively, to write down the carrying value of work in process and finished goods inventories of memory products (both DRAM and NAND Flash) to their estimated market values.  As charges to write down inventories are recorded in advance of when inventories are sold, gross margins in subsequent periods are higher than they would be otherwise.

In connection with the sale of a 65% interest in our Aptina business, in the third quarter of 2009, we recorded a charge of $53 million and in the fourth quarter, recorded a credit of $12 million to adjust the estimated loss to the final loss of $41 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at September 2, 2010 and September 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the Adjustment for Retrospective Application of New Accounting Standards note to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments and the manner in which it accounts for noncontrolling interests effective September 4, 2009.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Numonyx Holdings B.V. and its subsidiaries from its assessment of internal control over financial reporting as of September 2, 2010 because it was acquired by the Company in a purchase business combination during the year ended September 2, 2010.  We have also excluded Numonyx Holdings B.V. and its subsidiaries from our audit of internal control over financial reporting.  Numonyx Holdings B.V. is a wholly-owned subsidiary whose total assets and total revenues represent 14% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 2, 2010.

/s/ PricewaterhouseCoopers LLP
San Jose, CA
October 26, 2010

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance regarding the prevention or detection of misstatements because of inherent limitations.  These inherent limitations are known by management and considered in the design of our internal control over financial reporting which reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 2, 2010.  The effectiveness of our internal control over financial reporting as of September 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Management’s evaluation of the effectiveness of its internal control over financial reporting as of September 2, 2010, did not extend to the internal controls of Numonyx Holdings B.V. (“Numonyx”) and its subsidiaries, which we acquired on May 7, 2010.  Net of eliminated intercompany balances and transactions, the total assets and revenues of Numonyx represented 14% and 7%, respectively, of our consolidated assets and revenues as of and for the year ended September 2, 2010.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services

Certain information concerning our executive officers is included under the caption, “Directors and Executive Officers of the Registrant,” in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 2, 2010 and is incorporated herein by reference.

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
10.84
Amendment Agreement, dated September 25, 2009, to TECH Facility Agreement, dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd, DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (27)

10.85
Supplemental Deed, dated September 25, 2009, to Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (27)

10.86	Loan Agreement dated as of November 25, 2009, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Mai Liao Power Corporation (28)
10.87*	Amended and Restated Joint Venture Agreement between Micron Semiconductor, B.V. and Nanya Technology Corporation, dated January 11, 2010 (29)
10.88
Share Purchase Agreement among Micron Technology, Inc., Micron Semiconductor, B.V., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC, dated February 9, 2010 (29)

10.89*	Framework Agreement among Micron Technology, Inc., STMicroelectronics N.V. and Numonyx B.V. dated February 9, 2010 (29)
10.90
Stockholder Rights and Restrictions Agreement by and among Micron Technology, Inc., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash LLC, dated as of May 7, 2010 (30)

10.91*	Second Amended and Restated Technology Transfer and License Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010
10.92*	Joint Development Program and Cost Sharing Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010
10.93	Equity Transfer Agreement between Numonyx B.V. and Hynix dated July 29, 2010
10.94*	Guarantee, Charge and Deposit Document between Numonyx B.V. and DBS Bank Ltd. dated August 31, 2010
10.95	Employment Agreement between Numonyx B.V. and Mario Licciardello dated March 30, 2008
10.96	Amendment to Mario Licciardello’s Employment Agreement dated March 26, 2009
10.97	Severance Agreement between Numonyx B.V. and Mario Licciardello dated March 26, 2009
10.98	Amendment to Severance Agreement between Numonyx B.V. and Mario Licciardello dated February 9, 2010
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
____________________

(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 4, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated March 8, 2006

(4)	Incorporated by reference to Current Report on Form 8-K dated May 30, 2006
(5)	Incorporated by reference to Current Report on Form 8-K dated June 4, 2006
(6)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(7)	Incorporated by reference to Current Report on Form 8-K dated December 10, 2009
(8)	Incorporated by reference to Current Report on Form 8-K dated September 24, 2003
(9)	Incorporated by reference to Lexar Media, Inc.’s Current Report on Form 8-K dated March 30, 2005
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(12)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(13)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(14)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-50353)
(15)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-65449)
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(18)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(19)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(20)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 3, 1998
(22)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)
(23)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2008
(24)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2008
(25)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 5, 2009
(27)	Incorporated by reference to Current Report on Form 8-K dated September 25, 2009
(28)	Incorporated by reference to Current Report on Form 8-K dated November 25, 2009
(29)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 4, 2010
(30)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 2010

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 26th day of October 2010.

Micron Technology, Inc.

By:	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Appleton	Chairman of the Board,	October 26, 2010
(Steven R. Appleton)	Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald C. Foster	Vice President of Finance,	October 26, 2010
(Ronald C. Foster)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Teruaki Aoki	Director	October 26, 2010
(Teruaki Aoki)

/s/ James W. Bagley	Director	October 26, 2010
(James W. Bagley)

/s/ Robert L. Bailey	Director	October 26, 2010
(Robert L. Bailey)

/s/ Mercedes Johnson	Director	October 26, 2010
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 26, 2010
(Lawrence N. Mondry)

/s/ Robert E. Switz	Director	October 26, 2010
(Robert E. Switz)

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year

Allowance for Doubtful Accounts
Year ended September 2, 2010	$5	$1	$--	$(2)	$4
Year ended September 3, 2009	2	--	5	(2)	5
Year ended August 28, 2008	4	--	(1)	(1)	2

Deferred Tax Asset Valuation Allowance
Year ended September 2, 2010	$2,006	$63	$(424)	$(18)	$1,627
Year ended September 3, 2009	1,440	--	572	(6)	2,006
Year ended August 28, 2008	998	--	460	(18)	1,440