Form 10-Q
period 2010-12-02
MICRON TECHNOLOGY INC
filed 2011-01-11
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended December 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of the registrant's common stock as of January 4, 2011, was 997,289,280.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	December 2, 2010	December 3, 2009

Net sales	$2,252	$1,740
Cost of goods sold	1,728	1,297
Gross margin	524	443

Selling, general and administrative	140	97
Research and development	185	137
Other operating (income) expense, net	(191)	8
Operating income	390	201

Interest income	8	2
Interest expense	(38)	(47)
Other non-operating income (expense), net	(114)	56
	246	212

Income tax (provision) benefit	(48)	7
Equity in net income (loss) of equity method investees, net of tax	(26)	(17)
Net income	172	202

Net (income) loss attributable to noncontrolling interests	(17)	2
Net income attributable to Micron	$155	$204

Earnings per share:
Basic	$0.16	$0.24
Diluted	0.15	0.23

Number of shares used in per share calculations:
Basic	972.9	846.3
Diluted	1,031.3	1,000.7

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 2, 2010	September 2, 2010

Assets
Cash and equivalents	$2,411	$2,913
Receivables	1,362	1,531
Inventories	1,892	1,770
Other current assets	118	119
Total current assets	5,783	6,333
Intangible assets, net	312	323
Property, plant and equipment, net	7,044	6,601
Equity method investments	581	582
Restricted cash	337	335
Other noncurrent assets	560	519
Total assets	$14,617	$14,693

Liabilities and equity
Accounts payable and accrued expenses	$1,823	$1,509
Deferred income	325	298
Equipment purchase contracts	142	183
Current portion of long-term debt	468	712
Total current liabilities	2,758	2,702
Long-term debt	1,348	1,648
Other noncurrent liabilities	517	527
Total liabilities	4,623	4,877

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 996.8 shares issued and outstanding (994.5 as of September 2, 2010)	100	99
Additional capital	8,472	8,446
Accumulated deficit	(381)	(536)
Accumulated other comprehensive income	35	11
Total Micron shareholders' equity	8,226	8,020
Noncontrolling interests in subsidiaries	1,768	1,796
Total equity	9,994	9,816
Total liabilities and equity	$14,617	$14,693

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 2, 2010	December 3, 2009

Cash flows from operating activities
Net income	$172	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	491
Loss on extinguishment of debt	111	--
Equity in net (income) losses of equity method investees, net of tax	26	17
Stock-based compensation	19	31
Gain from Inotera stock issuance	--	(56)
Change in operating assets and liabilities:
(Increase) decrease in receivables	173	(324)
Increase in inventories	(128)	(59)
Increase (decrease) in accounts payable and accrued expenses	(192)	66
Decrease in customer prepayments	--	(60)
Increase in deferred income	29	--
Other	5	18
Net cash provided by operating activities	732	326

Cash flows from investing activities
Expenditures for property, plant and equipment	(465)	(62)
Proceeds from sales of property, plant and equipment	34	31
Other	(5)	6
Net cash used for investing activities	(436)	(25)

Cash flows from financing activities
Repayments of debt	(635)	(280)
Payments on equipment purchase contracts	(105)	(49)
Distributions to noncontrolling interests	(49)	(88)
Proceeds from debt	--	200
Other	(9)	(4)
Net cash used for financing activities	(798)	(221)

Net increase (decrease) in cash and equivalents	(502)	80
Cash and equivalents at beginning of period	2,913	1,485
Cash and equivalents at end of period	$2,411	$1,565

Supplemental disclosures
Income taxes refunded (paid), net	$(46)	$(2)
Interest paid, net of amounts capitalized	(27)	(36)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	63	176
Exchange of convertible notes	175	--

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us," and similar terms unless the context indicates otherwise) is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, we manufacture CMOS image sensors and other semiconductor products.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 2, 2010.  In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows.

In the third quarter of 2010, we added a new reportable segment as a result of the acquisition of Numonyx Holdings B.V.  ("Numonyx") and, as of December 2, 2010, have two reportable segments: Memory and Numonyx.  The former Numonyx business has been included as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash and NAND Flash memory.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  Our fiscal 2011 and 2010 each contain 52 weeks and the first quarter of fiscal 2011, which ended on December 2, 2010, and the first quarter of fiscal 2010, which ended on December 3, 2009, each contained 13 weeks.  All period references are to our fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 2, 2010.

Variable Interest Entities

We have interests in joint venture entities that are variable interest entities ("VIEs").  If we are the primary beneficiary of the VIE, we are required to consolidate it.  To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing and other applicable agreements and circumstances.  Our assessments of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.  For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.  For further information regarding our consolidated VIEs, see "Consolidated Variable Interest Entities" note.

Unconsolidated Variable Interest Entities

Inotera and MeiYa – Inotera Memories, Inc. ("Inotera") and MeiYa Technology Corporation ("MeiYa") are VIEs because of the terms of their supply agreements with us and our partner, Nanya Technology Corporation ("Nanya").  We have determined that we do not have power to direct the activities of Inotera and MeiYa that most significantly impacts their economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) our dependence on our joint venture partner for financing and the ability to operate in Taiwan.  Therefore, we account for our interests in these entities under the equity method.

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit Transform to finance its activities without additional subordinated financial support from us or our partner, Origin Energy Limited ("Origin").  We have determined that we do not have power to direct the activities of Transform that most significantly impacts their economic performance, primarily due to limitations on our governance rights that require the consent of other parties for key operating decisions.  Therefore, we account for our interest in Transform under the equity method.

Consolidated Variable Interest Entities

IMFT and IMFS – IM Flash Technologies, LLC ("IMFT") and IM Flash Singapore LLP ("IMFS") are both VIEs because all of their costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and they are dependent upon us and Intel for any additional cash requirements.  For both IM Flash entities (i.e., IMFT and IMFS), we determined that we have the power to direct the activities of the entities that most significantly impacts their economic performance.  The primary activities of the IM Flash entities are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct key activities of the entities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  As a result of our 71% ownership interest in IMFS, we have significantly greater economic exposure than Intel.  We also determined that we have the obligation to absorb losses and the right to receive benefits from the IM Flash entities that could potentially be significant to these entities.  Therefore, we consolidate the IM Flash entities.

MP Mask – MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed on to us and our partner, Photronics, Inc. ("Photronics"), through product purchase agreements and it is dependent upon us and Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impacts their economic performance, primarily due to (1) our tie-breaking voting rights over key operating decisions and (2) the fact that nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to MP Mask.  Therefore, we consolidate MP Mask.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on VIEs which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a VIE with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and (3) requires additional disclosures about an enterprise's involvement in VIE.  We adopted this standard as of the beginning of 2011.  The initial adoption of this standard did not have a significant impact on our financial statements as of the adoption date.  The impact on future periods will depend on changes in the nature and composition of our VIEs.

Numonyx Holdings B.V.

On May 7, 2010, we acquired Numonyx, which manufactures and sells primarily NOR Flash and NAND Flash memory technologies and products.  The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of 137.7 million shares of our common stock issued to the Numonyx shareholders and 4.8 million restricted stock units issued to employees of Numonyx.  In connection with the acquisition, we recorded net assets of $1,549 million.  Because the fair value of the net assets acquired exceeded the purchase price, we recognized a gain on the acquisition of $437 million in the third quarter of 2010.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition.

The following unaudited pro forma financial information presents the combined results of operations as if Numonyx had been combined with us as of the beginning of 2009.  The pro forma financial information includes the accounting affects of the business combination, including the adjustment of amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales.  The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Numonyx been combined with us as of the beginning of 2009.

Quarter Ended	December 3, 2009

Net sales	$2,211
Net income	192
Net income attributable to Micron	194
Earnings per share:
Basic	$0.20
Diluted	0.19

The unaudited pro forma financial information for the quarter ended December 3, 2009 includes our results for the three months ended December 3, 2009 and the results of Numonyx, including the adjustments described above, for the three months ended September 26, 2009.

Receivables
As of	December 2, 2010	September 2, 2010

Trade receivables (net of allowance for doubtful accounts of $3 million and $4 million, respectively)	$1,086	$1,238
Income and other taxes	126	115
Related party receivables	42	64
Other	108	114
	$1,362	$1,531

As of December 2, 2010 and September 2, 2010, related party receivables included $39 million and $57 million, respectively, due from Aptina Imaging Corporation ("Aptina") under a wafer supply agreement for image sensor products.

As of December 2, 2010 and September 2, 2010, other receivables included $29 million and $30 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of December 2, 2010 and September 2, 2010, other receivables also included $21 million and $17 million, respectively, from Nanya in connection with a DRAM development cost-sharing agreement.  (See "Equity Method Investments" note and "Consolidated Variable Interest Entity" note.)

Inventories
As of	December 2, 2010	September 2, 2010

Finished goods	$613	$623
Work in process	1,165	1,031
Raw materials and supplies	114	116
	$1,892	$1,770

Intangible Assets

As of	December 2, 2010		September 2, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$444	$(192)	$439	$(181)
Customer relationships	127	(70)	127	(66)
Other	23	(20)	23	(19)
	$594	$(282)	$589	$(266)

During the first quarter of 2011 and 2010, we capitalized $8 million and $7 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $19 million and $17 million for the first quarter of 2011 and 2010, respectively.  Annual amortization expense for intangible assets is estimated to be $72 million for 2011, $63 million for 2012, $57 million for 2013, $49 million for 2014 and $30 million for 2015.

Property, Plant and Equipment
As of	December 2, 2010	September 2, 2010

Land	$95	$95
Buildings	4,402	4,394
Equipment	13,796	12,970
Construction in progress	140	73
Software	285	281
	18,718	17,813
Accumulated depreciation	(11,674)	(11,212)
	$7,044	$6,601

Depreciation expense was $481 million and $454 million for the first quarter of 2011 and 2010, respectively.

As of December 2, 2010, property, plant and equipment with a carrying value of $1,029 million was collateral under the TECH credit facility.  (See "TECH Semiconductor Singapore Pte. Ltd." Note.)

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $88 million as of December 2, 2010 and $56 million as of September 2, 2010.

Equity Method Investments

As of	December 2, 2010		September 2, 2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

Inotera	$436	29.9%	$434	29.9%
MeiYa	46	50.0%	44	50.0%
Transform	84	50.0%	82	50.0%
Aptina	15	35.0%	22	35.0%
	$581		$582

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

Quarter ended	December 2, 2010	December 3, 2009

Inotera:
Equity method losses	$(26)	$(26)
Inotera Amortization	12	13
Other	--	(1)
	(14)	(14)
Transform	(7)	--
Aptina	(5)	(3)
	$(26)	$(17)

Our maximum exposure to loss from our involvement with our equity method investments that are VIEs was as follows:

As of	December 2, 2010

Inotera	$414
MeiYa	49
Transform	87

The maximum exposure to loss primarily included the carrying value of our investment as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our obligations under a supply agreement with Inotera (the "Inotera Supply Agreement") for rights and obligations to purchase up to 50% of Inotera's wafer production capacity of DRAM products.

Inotera and MeiYa DRAM joint ventures with Nanya:  We have partnered with Nanya in two Taiwanese DRAM memory companies, Inotera and MeiYa.  Under a licensing arrangement with Nanya, we recognized $26 million of license revenue during the first quarter of 2010 and had recognized a total of $207 million through the completion of the arrangement in April 2010.  Beginning in April 2010 under a cost sharing arrangement, we share equally in DRAM development costs with Nanya and, as a result, our research and development costs were reduced by $30 million in the first quarter of 2011.  In addition, we received $7 million of royalty revenue in the first quarter of 2011 from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with previously developed technology.

Inotera:  In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera.  In August, 2009, Inotera sold 640 million common shares in a public offering.  As a result, our equity ownership interest decreased from 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  On February 6, 2010, as part of another offering of 640 million common shares, we and Nanya each paid $138 million to purchase approximately 196 million shares in the offering, slightly increasing our equity ownership interest from 29.8% to 29.9%.  As of December 2, 2010, we held a 29.9% ownership interest in Inotera, Nanya held a 30.0% ownership interest, and the balance was publicly held.

The carrying value of our initial investment is less than our proportionate share of Inotera's equity.  This difference is being amortized as a credit to earnings through equity in net income (losses) of equity method investees (the "Inotera Amortization").  As of December 2, 2010, $109 million of Inotera Amortization remained to be recognized over a weighted-average period of 4 years.  The $56 million gain recognized in the first quarter of 2010 on Inotera's issuance of shares included $33 million of accelerated Inotera Amortization.

In connection with the initial acquisition of our shares in Inotera, we and Nanya entered into the Inotera Supply Agreement.  Our cost of the wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula that considers all parties' manufacturing costs related to wafers purchased from Inotera, as well as the selling prices of our and Nanya's products from these wafers.  Under the Inotera Supply Agreement, we purchased $137 million and $168 million of DRAM products in the first quarters of 2011 and 2010, respectively.

As of December 2, 2010 and September 2, 2010, there were gains of $23 million and $7 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our investment in Inotera.  Based on the closing trading price of Inotera's shares in an active market on December 2, 2010, the market value of our equity interest in Inotera was $612 million.

MeiYa:  We formed MeiYa with Nanya in the fourth quarter of 2008.  In connection with our acquisition of an equity interest in Inotera, we entered into agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  Additionally, MeiYa has sold substantially all of its assets to Inotera.  As of December 2, 2010, we held 50% of the ownership of MeiYa and Nanya held 50%.  As of December 2, 2010 and September 2, 2010, there were losses of $(3) million and $(5) million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from MeiYa.  In the second quarter of 2011, we and Nanya received a distribution from MeiYa of $48 million each as a return of capital, representing substantially all of MeiYa's assets.

Transform: On December 18, 2009, we acquired a 50% interest in Transform.  In exchange for the equity interest in Transform, we contributed nonmonetary assets, which consisted of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  As of December 2, 2010, we and Origin both held a 50% ownership interest in Transform.  During the first quarter of 2011, we and Origin each contributed $7 million of cash to Transform.  Our results of operations for the first quarter of 2011 included $5 million of net sales, which approximates our cost, for transition services provided to Transform.

Aptina:  In the fourth quarter of 2009, we sold a 65% interest in Aptina, previously a wholly-owned subsidiary.  A portion of the 65% interest we sold is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, we recognize our share of Aptina's earnings or losses based on our common stock ownership percentage, which was 64% as of December 2, 2010.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  In the first quarter of 2011 and 2010, we recognized sales of $59 million and $108 million, respectively, and cost of goods sold of $72 million and $109 million, respectively, from products sold to Aptina.

Accounts Payable and Accrued Expenses
As of	December 2, 2010	September 2, 2010

Accounts payable	$1,273	$799
Salaries, wages and benefits	255	346
Related party payables	98	194
Income and other taxes	40	51
Other	157	119
	$1,823	$1,509

Related party payables included of amounts primarily due to Inotera under the Inotera Supply Agreement of $95 million and $105 million as of December 2, 2010 and September 2, 2010, respectively, for the purchase of DRAM products.  Related party payables as of September 2, 2010 also included $86 million for amounts due for the purchase of memory products under a supply agreement with Hynix.

As of December 2, 2010 and September 2, 2010, other accounts payable and accrued expenses included $12 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Debt
As of	December 2, 2010	September 2, 2010

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $166 million and $242 million, respectively, due June 2014	$783	$1,058
Capital lease obligations, weighted-average effective interest rate of 7.1% and 7.2%, respectively, due in monthly installments through February 2023	464	527
TECH credit facility, effective interest rates of 3.9% net of discount of $1 million and $2 million, respectively, due in periodic installments through May 2012	299	348
Convertible senior notes, interest rate of 4.25%, due October 2013	139	230
Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.0%, net of discount of $44 million, due June 2027	131	--
Mai-Liao Power note, effective interest rate of 12.1%, net of discount of $4 million as of September 2, 2010	--	196
Other notes	--	1
	1,816	2,360
Less current portion	(468)	(712)
	$1,348	$1,648

The TECH credit facility is collateralized by substantially all of the assets of TECH (approximately $1,777 million as of December 2, 2010) and contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict TECH's ability to incur indebtedness, create liens and acquire or dispose of assets.  As of December 2, 2010, TECH was in compliance with the covenants.  We have guaranteed 100% of the outstanding amount of the TECH credit facility.  (See "TECH Semiconductor Singapore Pte. Ltd." note.)

Debt Restructure:  On November 3, 2010, we completed the following series of debt restructure transactions in connection with separate privately negotiated agreements entered into on October 28, 2010 with certain holders of our convertible notes:

-
Exchanged $175 million in aggregate principal amount of our 1.875% Convertible Senior Notes due 2014 (the "2014 Notes") for $175 million in aggregate principal amount of new 1.875% Convertible Senior Notes due 2027 (the "2027 Notes") (the "Exchange Transaction").

-	Repurchased $176 million in aggregate principal amount of our 2014 Notes for $171 million in cash (the "Partial Repurchase of 2014 Notes").

-	Repurchased $91 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2013 (the "2013 Notes") for $166 million in cash (the "Partial Repurchase of 2013 Notes").

Exchange Transaction:  In the Exchange Transaction, $175 million in aggregate face value of our 2014 Notes were extinguished.  The liability and equity components of the 2014 Notes were stated separately pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion.  Accordingly, the extinguishment resulted in the derecognition of $144 million in debt for the principal of the 2014 Notes (net of $31 million of debt discount) and $13 million of additional capital.  We recognized a loss of $15 million on the exchange based on the estimated $157 million fair value of the debt component of the 2014 Notes exchanged and their $142 million carrying value (net of unamortized issuance costs).

The liability and equity components of the 2027 Notes issued in the Exchange Transaction were also stated separately pursuant to the accounting standards.  As of the issuance date of the 2027 Notes, we recorded $130 million as debt, $40 million as additional capital and $2 million for deferred debt issuance costs (included in other noncurrent assets).  The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, which was determined using an interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance.  The $45 million difference between the debt recorded at inception and its principal amount will be accreted to principal through interest expense to the notes' estimated maturity in June 2017.  The fair value of the 2027 Notes was based on the trading price on the exchange date (Level 1).  The fair value of the debt components of the 2014 Notes and the 2027 Notes were estimated using an interest rate for nonconvertible debt, with terms similar to the debt components of the notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date (Level 2).

The 2027 Notes have an initial conversion rate of 91.7431 shares of common stock per $1,000 principal amount, subject to adjustment upon certain events specified in the indenture, and are convertible, subject to the conditions specified below, into (1) cash up to the aggregate principal amount of 2027 Notes, and (2) shares of our common stock or cash, at our election, for the remainder, if any, of our conversion obligation.  As a result of these settlement terms upon conversion, only the amounts payable in excess of the principal amounts of the 2027 Notes are considered in diluted earnings per share under the treasury stock method.

The 2027 Notes may be converted by their holders on or after March 1, 2027 until June 1, 2027.  Prior to March 1, 2027, the notes may be converted by their holders under any of the following circumstances: (1) during any calendar quarter beginning after December 31, 2010 (and only during such calendar quarter) if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price (approximately $14.17); (2) the notes have been called for redemption; (3) specified distributions to holders of our common stock are made, or specified corporate events occur; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of that period is less than 98% of the product of the closing price of our common stock and the conversion rate of the notes; or (5) upon our election to terminate the conversion right of the notes.

If the 2027 Notes are converted by their holders in connection with a make-whole change in control (as defined in the indenture), we may, under certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of (1) a change in control or (2) on June 1, 2017, we may be required to repurchase all or a portion of the notes at a repurchase price equal to 100% of the principal amount, plus accrued interest.  We may elect to redeem all or any portion of the notes on or after June 1, 2014, at a redemption price equal to 100% of the principal amount, plus accrued interest.

We may elect to terminate the conversion right of the 2027 Notes if the daily volume weighted average price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period.  If we terminate the conversion right prior to June 1, 2014 and any 2027 Notes are converted in connection with the termination, we will pay a make-whole premium equal to the accrued interest as of the conversion date plus the interest that would have been paid through May 31, 2014.  Subject to the terms of the indenture, we may, at our election, deliver shares of common stock in lieu of cash with respect to this make-whole payment.

Partial Repurchase of the 2014 Notes:  Because the liability and equity components of the 2014 Notes were stated separately, the repurchase of $176 million aggregate principal amount resulted in the derecognition of $144 million in debt (net of $32 million of debt discount) and $13 million of additional capital.  We recognized a loss of $17 million (including transaction fees) on the repurchase based on the estimated $158 million fair value of the debt components of the 2014 Notes repurchased.  The fair value of the debt component of the 2014 Notes was estimated using an interest rate for nonconvertible debt, with terms similar to the debt component of the notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date (Level 2).

Partial repurchase of the 2013 Notes:  We recognized a loss of $79 million (including transaction fees) in the repurchase of the 2013 Notes.

Debt Guarantee:  Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that require us to guarantee an outstanding loan, made by DBS to Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV").  The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and is due in periodic installments from 2014 through 2016.  Under the agreements, we deposited $250 million into a pledged account at DBS to collateralize the guarantee of the loan, accounted for as restricted cash.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  As of December 2, 2010, we had a liability of $15 million for the guarantee.

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below.  We are currently a party to other legal actions arising out of the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations or financial condition.

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

Antitrust matters:  On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  No definitive trial date has yet been scheduled, but the Court indicates it is targeting either a February or June 2011 start date.

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging price-fixing in violation of federal and state antitrust laws, violations of state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002.  The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees.  A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings.  In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California.  The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, we agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

Three purported class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

In February and March 2007, All American Semiconductor, Inc., Jaco Electronics, Inc., and the DRAM Claims Liquidation Trust each filed suit against us and other DRAM suppliers in the U.S. District Court for the Northern District of California after opting-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys' fees, costs and injunctive relief.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief.

We are unable to predict the outcome of these lawsuits and therefore cannot estimate the range of possible loss, except as noted above.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Patent matters:  As is typical in the semiconductor and other high technology industries, from time to time, others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.  In this regard, we are engaged in litigation with Rambus relating to certain of Rambus' patents and certain of our claims and defenses.  Our lawsuits with Rambus are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid or unenforceable.  Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief.  We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.  In the U.S. District Court for the Northern District of California, Rambus' complaint alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The trial on the patent phase of that case has been stayed pending resolution of Rambus' appeal of the Delaware spoliation decision or further order of the California Federal Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary ("Aptina"), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of our and Aptina's image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Securities matters:  On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases.  Subject to certain conditions, including final court approval of the class settlement, we agreed to pay $6 million as our contribution to the settlement.

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the Singapore dollar, euro and yen.  We are also exposed to currency exchange rate risk for capital expenditures denominated in foreign currency, primarily the euro and yen.  We use derivative instruments to manage our exposures to foreign currency.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on earnings attributable to our shareholders.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to the forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts as of December 2, 2010.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency derivatives without hedge accounting designation:  We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our foreign currency exposure in monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealers or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).  As of December 2, 2010 and September 2, 2010, total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

	Notional Amount1	Fair Value of
Currency	(in U.S. Dollars)	Asset 2	(Liability) 3

As of December 2, 2010
Euro	$320	$4	$(8)
Singapore dollar	207	--	(2)
Yen	207	--	(4)
	$734	$4	$(14)

As of September 2, 2010
Euro	$260	$--	$(5)
Singapore dollar	157	--	--
Yen	104	1	--
	$521	$1	$(5)

1 Represents the face value of outstanding contracts
2 Included in receivables
3 Included in accounts payable and accrued expenses

For currency forward contracts not designated as hedging instruments, we recognized losses of $2 million and gains of $9 million in the first quarter of 2011 and 2010, respectively, which was included in other operating income (expense).

Currency derivatives with cash flow hedge accounting designation:  We utilize currency forward contracts that mature within 12 months to hedge the foreign currency exposures of cash flow for some forecasted capital expenditures.  Foreign currency forward contracts are valued at fair values based on market-based observable inputs including foreign exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The amount in the accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of consolidated statements of operations and in the same periods in which the underlying transaction affects earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss was included in other operating income (expense).  As of December 2, 2010 and September 2, 2010, total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount 1	Fair Value of
Currency	(in U.S. Dollars)	Asset 2	(Liability) 3

As of December 2, 2010
Euro	$354	$3	$(4)
Yen	34	--	--
	$388	$3	$(4)

As of September 2, 2010
Euro	$196	$1	$--
Yen	81	1	--
	$277	$2	$--

1Represents the face value of outstanding contracts
2 Included in receivables
3 Included in accounts payable and accrued expenses

For the first quarter of 2011, we recognized $6 million of net derivative gains in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not material in the first quarter of 2011.  In the first quarter of 2011, no amounts were reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) to be reclassified into earnings within the next 12 months is not expected to be material.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis were as follows:

	December 2, 2010				September 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$1,387	$--	$--	$1,387	$2,170	$--	$--	$2,170
Certificates of deposit(2)	--	581	--	581	--	705	--	705
Marketable equity investments(3)	24	--	--	24	19	--	--	19
Assets held for sale(3)	--	8	80	88	--	--	56	56
	$1,411	$589	$80	$2,080	$2,189	$705	$56	$2,950

(1)Included in cash and equivalents.
(2) Cash and equivalents and restricted cash included $247 million and $334 million, respectively, as of December 2, 2010 and $371 million and $334 million, respectively, as of September 2, 2010.
(3)Included in other noncurrent assets.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2).

Assets held for sale primarily included semiconductor equipment and buildings.  Fair value for the semiconductor equipment is based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment and fair value of the real estate is determined based on sales of similar facilities and/or properties in comparable markets (Level3).  Losses recognized in the first quarter of 2011 and 2010 due to fair value measurements using Level 3 inputs were de minimis.

Fair value of financial instruments: The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes and the 2027 Notes which is classified in equity) were as follows:

	December 2, 2010		September 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible debt instruments	$1,284	$1,053	$1,494	$1,288
Other debt instruments	765	763	1,071	1,072

The fair value of our convertible debt instruments as of the above dates is based on quoted market prices in active markets (Level 1), with the exception of our 2013 Notes as of December 2, 2010.  The fair value of the 2013 notes of $238 million as of December 2, 2010 was determined based on observable inputs of quoted market prices in an inactive market and our stock price.  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to ours (Level 2).  Amounts reported as cash and equivalents, short-term investments, receivables, and accounts payable and accrued expenses approximate fair value.

Equity Plans

As of December 2, 2010, under our equity plans, we had an aggregate of 168.9 million shares of common stock reserved for issuance for stock options and restricted stock awards, of which 109.1 million shares were subject to outstanding awards and 59.8 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock options:  We granted 4.1 million and 14.1 million stock options during the first quarter of 2011 and 2010, respectively, with weighted-average grant-date fair values per share of $3.82 and $4.02, respectively.

The fair values of option awards were estimated as of the date of grant using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on our stock and on historical volatility.  Beginning in 2009, the expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options.  Prior to 2009, the expected lives of options granted were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

Quarter ended	December 2, 2010	December 3, 2009

Average expected life in years	5.2	5.1
Weighted-average volatility	58%	61%
Weighted-average risk-free interest rate	1.2%	2.3%

Restricted stock and restricted stock units ("Restricted Stock Awards"):  As of December 2, 2010, there were 8.0 million shares of Restricted Stock Awards outstanding, of which 1.4 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted in the first quarter of 2011 and 2010 were as follows:

Quarter ended	December 2, 2010	December 3, 2009

Service-based awards	1.2	1.8
Performance-based awards	1.2	1.1
Weighted-average grant-date fair values per share	$7.58	$7.51

Stock-based compensation expense:  Total compensation costs for our equity plans were as follows:

Quarter ended	December 2, 2010	December 3, 2009

Stock-based compensation expense by caption:
Cost of goods sold	$4	$7
Selling, general and administrative	11	19
Research and development	4	5
	$19	$31

Stock-based compensation expense by type of award:
Stock options	$10	$8
Restricted stock awards	9	23
	$19	$31

As of December 2, 2010, $125 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2015, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company's treatment of income or loss from its U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

Quarter ended	December 2, 2010	December 3, 2009

Samsung patent cross-license agreement	$(200)	$--
(Gain) loss from changes in currency exchange rates	7	21
Government grants in connection with operations in China	--	(8)
(Gain) loss on disposition of property, plant and equipment	--	(2)
Other	2	(3)
	$(191)	$8

On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the first quarter of 2011, other operating income included a gain of $200 million for cash received from Samsung under the agreement.  An additional $40 million is due from this agreement on January 31, 2011 and $35 million is due on March 31, 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Income Taxes

Income taxes for the first quarter of 2011 included a charge of $33 million in connection with the receipt of $200 million from Samsung for a 10-year patent cross-license agreement, and also included taxes on our non-U.S. operations.  Income taxes for the first quarter of 2010 primarily reflect taxes on our non-U.S. operations and U.S. alternative minimum tax.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2011 and 2010 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 162.2 million and 99.8 million for the first quarter of 2011 and 2010, respectively.

Quarter ended	December 2, 2010	December 3, 2009

Net income available to Micron's shareholders – Basic	$155	$204
Net effect of assumed conversion of debt	2	23
Net income available to Micron's shareholders – Diluted	$157	$227

Weighted-average common shares outstanding – Basic	972.9	846.3
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	58.4	154.4
Weighted-average common shares outstanding – Diluted	1,031.3	1,000.7

Earnings per share:
Basic	$0.16	$0.24
Diluted	0.15	0.23

Comprehensive Income (Loss)

The components of comprehensive income (loss) and comprehensive income (loss) attributable to Micron were as follows:

Quarter ended	December 2, 2010	December 3, 2009

Net income	$172	$202
Other comprehensive income (loss), net of tax:
Net gain (loss) on foreign currency translation adjustment	18	8
Net unrealized gain (loss) on investments	3	--
Net gain (loss) on derivatives	6	--
Pension liability adjustment	1	--
Total other comprehensive income (loss)	28	8
Comprehensive income (loss)	200	210
Comprehensive income (loss) attributable to noncontrolling interests	(21)	2
Comprehensive income (loss) attributable to Micron	$179	$212

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel ("IM Flash"):  We have two joint ventures with Intel: IMFT, formed in January 2006 and IMFS, formed in February 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, the number of which adjusts depending on the parties' respective ownership interests.  We and Intel initially appointed an equal number of managers to each of the boards.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way our management reviews the results of their operations.  The partners' ownership percentages are based on contributions to the partnership.  As of December 2, 2010, we owned 51% and Intel owned 49% of IMFT.  In the first quarter of 2011, we contributed $392 million to IMFS and Intel did not make any contribution, increasing our ownership interest in IMFS to 71% from 57%.  In the second quarter of 2011, we contributed $343 million to IMFS and Intel did not make any contribution, increasing our ownership interest in IMFS to 78%.

IM Flash manufactures NAND Flash memory products using designs we developed with Intel.  We generally share equally with Intel the product design and other research and development ("R&D") costs.  As a result, R&D expenses were reduced by reimbursements from Intel of $23 million and $26 million for the first quarter in 2011 and 2010, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $209 million and $193 million in the first quarter of 2011 and 2010, respectively.  IM Flash receivables and payables related to Intel were as follows:

As of	December 2, 2010	September 2, 2010

Receivables from Intel for net sales	$130	$128
Payables to Intel for various services	1	2

The following table presents IM Flash's distributions to, and contributions from, its shareholders:

Quarter ended	December 2, 2010	December 3, 2009

IM Flash distributions to Micron	$51	$91
IM Flash distributions to Intel	49	88
Micron contributions to IM Flash	392	--

In the first quarter of 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore.  Shortly afterwards, we and Intel agreed to suspend tooling and the ramp of production at this facility due to industry conditions.  In the second quarter of 2010, IM Flash began moving forward with start-up activities in the Singapore wafer fabrication facility, including placing purchase orders and tool installations that commenced in the first quarter of 2011.  The level of our future capital contributions to IM Flash will depend on the extent to which Intel participates in future IM Flash capital calls.  Although our ownership interest in IMFS changed at the time we made such contributions, our share of the operating costs and supply from IMFS adjusts to changes in our ownership share, with generally a 12-month lag (depending on the status of IMFS as of such date) from the date of the applicable ownership change.  Accordingly, we anticipate that our share of IMFS costs and supply will increase from 51% as of December 2, 2010 to our ownership interest in IMFS.  Changes in IMFS ownership interests do not affect our NAND Flash R&D cost-sharing agreement with Intel.

Total IM Flash assets and liabilities included in our consolidated balance sheets are as follows:

As of	December 2, 2010	September 2, 2010

Assets
Cash and equivalents	$481	$246
Receivables	171	154
Inventories	167	160
Other current assets	9	8
Total current assets	828	568
Property, plant and equipment, net	3,392	2,894
Other noncurrent assets	63	57
Total assets	$4,283	$3,519

Liabilities
Accounts payable and accrued expenses	$587	$140
Deferred income	127	127
Equipment purchase contracts	31	8
Current portion of long-term debt	7	7
Total current liabilities	752	282
Long-term debt	61	62
Other noncurrent liabilities	2	4
Total liabilities	$815	$348

Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

Our ability to access IM Flash's cash and marketable investment securities to finance our other operations is subject to agreement by the joint venture partners.  The creditors of each IM Flash entity have recourse only to the assets of each of the respective IM Flash entities and do not have recourse to any other of our assets.

MP Mask Technology Center, LLC ("MP Mask"):  In 2006, we formed a joint venture, MP Mask, with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through December 2, 2010, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of December 2, 2010, deferred income and other noncurrent liabilities included an aggregate of $39 million related to this agreement.

Total MP Mask assets and liabilities included in our consolidated balance sheets are as follows:

As of	December 2, 2010	September 2, 2010

Current assets	$27	$35
Noncurrent assets (primarily property, plant and equipment)	125	85
Current liabilities	38	6

Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, we have participated in TECH Semiconductor Singapore Pte. Ltd. ("TECH"), a semiconductor memory manufacturing joint venture in Singapore with Canon Inc. ("Canon") and until December 17, 2010, Hewlett-Packard Singapore (Private) Limited ("HP").  The financial results of TECH are included in our consolidated financial statements and all amounts pertaining to Canon and, until December 17, 2010, HP, are reported as noncontrolling interests in subsidiaries.  As of December 2, 2010, we held an approximate 87% interest in TECH.  TECH's cash and marketable investment securities ($385 million as of December 2, 2010) are not anticipated to be available to pay dividends or finance our other operations.

The shareholders' agreement for the TECH joint venture expires in April 2011, but automatically extends for 10 years unless one or more of the shareholders provides a non-extension notification.  In September 2009, TECH received a notice from HP that it did not intend to extend the TECH joint venture beyond April 2011.  On December 17, 2010, we acquired HP's interest in TECH for $38 million, increasing our ownership interest to 90%.  We are in discussions with Canon to acquire their 10% interest.  The parties' inability to reach a resolution prior to April 2011 could result in the sale of TECH's assets and could require repayment of TECH's credit facility ($299 million outstanding as of December 2, 2010).  As of December 2, 2010, the carrying value of TECH's net assets was $1.3 billion.  TECH accounted for 37% of our total DRAM wafer production in the first quarter of 2011.

Segment Information

In the third quarter of 2010, we added a new reportable segment as a result of the acquisition of Numonyx and have two reportable segments, Memory and Numonyx.  The former Numonyx business has been included as a reportable segment since its acquisition on May 7, 2010.  The primary products of the Memory segment are DRAM and NAND Flash memory and the primary products of the Numonyx segment are NOR Flash and NAND Flash memory.

Operating results of All Other reflect the activities of our nonreportable segments, primarily CMOS image sensor, microdisplay, solar and other operations.  Segment information reported below is consistent with how it is reviewed and evaluated by our chief operating decision makers and is based on the nature of our operations and products offered to customers.  We do not identify or report capital expenditures or assets by segment.

	Quarter ended
	December 2, 2010	December 3, 2009

Net sales:
Memory	$1,611	$1,623
Numonyx	573	--
All Other	68	117
Total consolidated net sales	$2,252	$1,740

Operating income (loss):
Memory	$408	$213
Numonyx	17	--
All Other	(35)	(12)
Consolidated operating income	$390	$201

Certain Concentrations

Approximately 30% of net sales for the first quarter of 2011 were to the computing market (including desktop PCs, servers, notebooks and workstations) and 25% were to the mobile market.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made  in "Results of Operations" regarding future reportable segments; "Net Sales" regarding DRAM production received from Inotera in 2011 and future increases in NAND Flash production resulting from the production ramp of IM Flash's new fabrication facility; in "Selling, General and Administrative" regarding SG&A costs for the second quarter of 2011; in "Research and Development" regarding R&D costs for the second quarter of 2011 and increased expenses resulting from the acquisition of Numonyx; and in "Liquidity and Capital Resources" regarding capital spending in 2011, future distributions from IM Flash to Intel and  future contribution by us to IM Flash.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II.  Other Information – Item 1A.  Risk Factors."  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 2, 2010.  All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  Our fiscal 2011, which ends on September 1, 2011, contains 52 weeks.  All tabular dollar amounts are in millions.  All production data includes the production of our consolidated joint ventures and our other partnering arrangements.

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

We obtain product for sale through two primary channels:  (1) production from wholly-owned manufacturing facilities and (2) production from our joint venture manufacturing facilities.  In recent years, we have obtained additional manufacturing scale and diversity of products through strategic acquisitions and various partnering arrangements, including joint ventures which have helped us to attain lower cash costs than we could otherwise achieve through internal investments alone.  In addition, we have leveraged our significant investments in research and development by sharing costs of developing memory product and process technologies with our joint venture partners.

We have made significant investments to develop the proprietary product and process technology that is implemented in our worldwide manufacturing facilities and through our joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  We generally reduce the manufacturing cost of each generation of product through advancements in product and process technology such as our leading-edge line-width process technology and innovative array architecture.  We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density.  To leverage our significant investments in research and development, we have formed various strategic joint ventures under which costs of developing memory product and process technologies are shared with our joint venture partners.  In addition, from time to time, we have also sold and/or licensed technology to other parties.  We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

Numonyx Holdings B.V. ("Numonyx"): On May 7, 2010, we acquired Numonyx, which manufactures and sells primarily NOR Flash and NAND Flash memory technologies and products.  The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of 137.7 million shares of our common stock issued to the Numonyx shareholders and 4.8 million restricted stock units issued to employees of Numonyx.  In connection with the acquisition, we recorded net assets of $1,549 million.  Because the fair value of the net assets acquired exceeded the purchase price, we recognized a gain on the acquisition of $437 million in the third quarter of 2010.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition.  Our results of operations for the first quarter of 2011 include $573 million of net sales and $17 million of operating income from the Numonyx operations.   Our results of operations for 2010 included $635 million of net sales and $13 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Numonyx Holdings B.V."  note.)

Results of Operations

	First Quarter				Fourth Quarter
	2011	% of net sales	2010	% of net sales	2010	% of net sales

Net sales	$2,252	100%	$1,740	100%	$2,493	100%
Cost of goods sold	1,728	77%	1,297	75%	1,712	69%
Gross margin	524	23%	443	25%	781	31%

Selling, general and administrative	140	6%	97	6%	141	6%
Research and development	185	8%	137	8%	197	8%
Other operating (income) expense, net	(191)	(8)%	8	0%	10	0%
Operating income	390	17%	201	12%	433	17%

Interest income (expense), net	(30)	(1)%	(45)	(3)%	(31)	(1)%
Other non-operating income (expense), net	(114)	(5)%	56	3%	(2)	(0)%
Income tax (provision) benefit	(48)	(2)%	7	0%	(25)	(1)%
Equity in net income (loss) of equity method investees	(26)	(1)%	(17)	(1)%	(16)	(1)%
Net (income) loss attributable to noncontrolling interests	(17)	(1)%	2	0%	(17)	(1)%
Net income (loss) attributable to Micron	$155	7%	$204	12%	$342	14%

Our first quarter of 2011, fourth quarter of 2010 and first quarter of 2010 all contained 13 weeks.

In 2010, we added a new reportable segment as a result of the acquisition of Numonyx and had two reportable segments, Memory and Numonyx.  We included the former Numonyx business as a reportable segment since its acquisition on May 7, 2010.  Operating results of All Other reflect the activities of our nonreportable segments, primarily CMOS image sensor, microdisplay, solar and other operations.  The continued integration of Numonyx into our operations will likely result in the re-definition of our reportable segments in the second quarter of 2011.

Net Sales

	First Quarter				Fourth Quarter
	2011	% of net sales	2010	% of net sales	2010	% of net sales

Memory	$1,611	72%	$1,623	93%	$1,832	73%
Numonyx	573	25%	--	--	555	22%
All Other	68	3%	117	7%	106	5%
	$2,252	100%	$1,740	100%	$2,493	100%

Total net sales for the first quarter of 2011 decreased 10% as compared to the fourth quarter of 2010 primarily due to a decrease in Memory sales as a result of declines in average selling prices.  Total net sales for the first quarter of 2011 increased 29% as compared to the first quarter of 2010 primarily due to the acquisition of Numonyx in the third quarter of 2010.

Memory:  Memory sales for the first quarter of 2011 decreased 12% as compared to the fourth quarter of 2010 primarily due to a decrease in sales of DRAM products.

Sales of DRAM products decreased 19% from the fourth quarter of 2010 primarily due to a 23% decline in average selling prices partially offset by a 5% increase in gigabits sold.  Gigabit production of DRAM products decreased 3% for the first quarter of 2011 as compared to the fourth quarter of 2010, primarily due to a build-up in work in process inventory.  DRAM products acquired from our Inotera Memories, Inc. ("Inotera") joint venture decreased to 3% of our total net sales in the first quarter of 2011 as compared to 7% for the fourth quarter of 2010 and 10% for the first quarter of 2010 as a result of production declines during its transition to our DRAM technology.  We have rights and obligations to purchase 50% of Inotera's wafer production capacity under a supply agreement with Inotera (the "Inotera Supply Agreement").  We expect that our DRAM supply from Inotera will increase significantly in the second half of 2011 due to Inotera's completion of its transition to our DRAM technology.

Sales of DDR2 and DDR3 DRAM, our highest volume products, were 34% of our total net sales for the first quarter of 2011 as compared to 38% of total net sales for the fourth quarter of 2010 and 45% for the first quarter of 2010.  The decrease in DDR2 and DDR3 DRAM sales for the first quarter of 2011 as compared to 2010 was primarily attributable to declines in average selling prices.

 Aggregate sales of NAND Flash products in the Memory segment for the first quarter of 2011 increased 2% from the fourth quarter of 2010 primarily due to a 20% increase in units sold partially offset by a 15% decline in average selling prices.  We sell NAND Flash products in the Memory segment through three principal channels:  (1) to Intel Corporation ("Intel") through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, (2) to original equipment manufacturers ("OEMs") and other resellers and (3) to retailers.

Sales through IM Flash to Intel were $209 million for the first quarter of 2011, $195 million for the fourth quarter of 2010 and $193 million for the first quarter of 2010.  Gigabit sales to Intel were 17% higher for the first quarter of 2011 as compared to the fourth quarter of 2010 primarily due to an 8% increase in gigabit production of NAND Flash products over the same period.  Production increases for NAND Flash were primarily due to improved manufacturing efficiencies achieved primarily through transitions to higher density, advanced geometry devices.  We expect that the ramp of production at IMFS's new wafer fabrication facility in Singapore will begin to increase our NAND Flash production in the second half of 2011.  Our share of the operating costs and supply from IMFS adjusts to changes in our ownership interest, with generally a 12-month lag (depending on the status of IMFS as of such date) from the date of the applicable ownership change.  Accordingly, we anticipate that our share of IMFS costs and supply will increase from 51% as of December 2, 2010 to our ownership interest in IMFS.  For the first quarter of 2011, average selling prices for IM Flash sales to Intel decreased 8% as compared to the fourth quarter of 2010 due to reductions in costs per gigabit.

Aggregate sales of NAND Flash products to our OEM, reseller and retail customers were relatively unchanged for the first quarter of 2011 as compared to the fourth quarter of 2010 as a 20% decrease in average selling prices was mitigated by a 24% increase in gigabit sales.  Average selling prices to our OEM and reseller customers for the first quarter of 2011 decreased 24% as compared to the fourth quarter of 2010, while average selling prices of our Lexar brand, which is directed primarily at the retail market, decreased 8%.

Memory sales for the first quarter of 2011 decreased 1% as compared to the first quarter of 2010 primarily due to a 4% decrease in sales of DRAM products partially offset by a 6% increase in sales of NAND Flash products.  Sales of DRAM products decreased from the first quarter of 2010 primarily due to a 12% decline in average selling prices partially offset by an 11% increase in gigabits sold.  Gigabit production of DRAM products increased 10% for the first quarter of 2011 as compared to the first quarter of 2010, primarily due to transitions to higher density, advanced geometry devices.  Aggregate sales of NAND Flash products for the first quarter of 2011 increased from the first quarter of 2010 primarily due to a 35% increase in units sold partially offset by a 21% decline in average selling prices.  Gigabit production of NAND Flash products increased 18% for the first quarter of 2011 as compared to the first quarter of 2010 primarily due to improved manufacturing efficiencies.

Numonyx:  Sales of Numonyx products for the first quarter of 2011 increased 3% from the fourth quarter of 2010 primarily due to a 9% increase in average selling prices partially offset by a 5% decrease in gigabits sold.  Numonyx sales were composed primarily of NOR Flash and NAND Flash products.

Gross Margin

	First Quarter				Fourth Quarter
	2011	% of net sales	2010	% of net sales	2010	% of net sales

Memory	$426	26%	$442	27%	$672	37%
Numonyx	113	20%	--	--%	118	21%
All Other	(15)	(22)%	1	1%	(9)	(8)%
	$524	23%	$443	25%	$781	31%

Our overall gross margin percentage declined from 31% for the fourth quarter of 2010 to 23% for the first quarter of 2011 primarily due to declines in the gross margin for Memory as a result of lower pricing mitigated by cost reductions.  Our overall gross margin percentage declined from 25% for the first quarter of 2010 to 23% for the first quarter of 2011 primarily due to declines in the gross margin for Memory and the acquisition of Numonyx.

Memory:  Our gross margin percentage for Memory products declined from 37% for the fourth quarter of 2010 to 26% for the first quarter of 2011 primarily due to declines in the gross margins on sales of both DRAM and NAND Flash products.  Our gross margin percentage for Memory products declined from 27% for the first quarter of 2010 to 26% for the first quarter of 2011 primarily due to a slight decline in the gross margins on sales of NAND Flash products.

The decline in gross margins on sales of DRAM products for the first quarter of 2011 as compared to the fourth quarter of 2010 was primarily due to the 23% decrease in average selling prices mitigated by a 10% reduction in costs per gigabit primarily as a result of improved manufacturing efficiencies.  DRAM products acquired from Inotera accounted for 3% of total net sales for the first quarter of 2011.  Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and ourselves.  Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's selling prices for the resale of products from wafers supplied by Inotera, are considered in determining the cost of wafers acquired from Inotera.  For the first quarter of 2011 and for 2010, we realized significantly lower gross margins on sales of Inotera DRAM products than for sales of our other DRAM products.  Gross margins on sales of DRAM products for the first quarter of 2011 were relatively unchanged as compared to the first quarter of 2010 as a 12% decrease in average selling prices was mitigated by a 17% reduction in costs per gigabit primarily as a result of improved production efficiencies.

The decline in gross margins on sales of NAND Flash products in Memory for the first quarter of 2011 as compared to the fourth quarter of 2010 are primarily due to declines in average selling prices per gigabit of 15%, mitigated by reductions in costs per gigabit of 10% as a result of lower manufacturing costs from increased production of higher-density, advanced-geometry devices.  Gross margins on sales of NAND Flash products reflect sales of approximately half of IM Flash's output to Intel at long-term negotiated prices approximating cost.  Our cost of goods sold on sales of NAND Flash products for the first quarter of 2011, fourth quarter of 2010 and first quarter of 2010 included $44 million, $31 million and $9 million, respectively, of idle capacity costs from IM Flash's wafer fabrication facility in Singapore.  The slight decline in gross margins on sales of NAND Flash products for the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to declines in average selling prices per gigabit of 21% mitigated by reductions in costs per gigabit of 21%.

Numonyx:  Our gross margin percentage for Numonyx products declined from 21% for the fourth quarter of 2010 to 20% for the first quarter of 2011 primarily due to a decline in the gross margins on sales of NAND Flash product partially offset by an increase in the gross margin on sales of NOR Flash products.  Gross margins on sales of NOR Flash product for the first quarter of 2011 improved from the fourth quarter of 2010 primarily due to a 4% reduction in costs and a 2% increase in average selling prices.  Gross margins on sales of NAND Flash products in Numonyx for the first quarter of 2011 declined from the fourth quarter of 2010 primarily due to an increase in costs as a result of supply from the Hynix-Numonyx Semiconductor  joint venture converting to market-based pricing in connection with Hynix's acquisition of Numonyx's interest in the joint venture in August 2010.  Numonyx was acquired on May 7, 2010 and in acquisition accounting, Numonyx's inventory was recorded at fair value reflecting its estimated selling price at the time of the acquisition, which was higher than the cost of inventory recorded by Numonyx at the acquisition date.  The adjustments to inventory costs in acquisition accounting reduced Numonyx's gross margin for both the first quarter of 2011 and the fourth quarter of 2010 by approximately 10%.  Substantially all of the remaining costs of Numonyx inventory written up in the acquisition is expected to be reflected in cost of goods sold as the products are sold through the remainder of 2011.

Selling, General and Administrative

	First Quarter 2011	Fourth Quarter 2010	First Quarter 2010

Memory	$98	$88	$90
Numonyx	34	48	--
All Other	8	5	7
	$140	$141	$97

Selling, general and administrative ("SG&A") expenses for the first quarter of 2011 were relatively unchanged as compared to the fourth quarter of 2010.  SG&A expenses for the first quarter of 2011 increased 44% from the first quarter of 2010 primarily due to increased costs associated with the Numonyx acquisition and to a lesser extent higher payroll expenses.  As a result of the acquisition of Numonyx, we expect to incur higher SG&A expenses for 2011 as compared to 2010, which only reflected Numonyx's operations from the May 7, 2010 acquisition date.  We expect that SG&A expenses will approximate $140 million to $150 million for the second quarter of 2011.

Research and Development

	First Quarter 2011	Fourth Quarter 2010	First Quarter 2010

Memory	$111	$125	$133
Numonyx	62	64	--
All Other	12	8	4
	$185	$197	$137

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

R&D expenses for the first quarter of 2011 decreased 6% from the fourth quarter of 2010 primarily due to lower wafer processing costs in connection with the qualification of a number of products.  R&D expenses for the first quarter of 2011 increased 35% from the first quarter of 2010 primarily due to costs associated with the Numonyx operations, partially offset by a DRAM cost-sharing arrangement with Nanya that commenced in the third quarter of 2010.  As a result of amounts reimbursable from Nanya under the DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $30 million for the first quarter of 2011 and $28 million for the fourth quarter of 2010.  As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $23 million for the first quarter of 2011, $25 million for the fourth quarter of 2010 and $26 million for the first quarter of 2010.  We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $195 million to $205 million for the second quarter of 2011.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products.  Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials.  Product design and development efforts are concentrated on our high density DDR3 DRAM and LP-DDR2 mobile Low Power DRAM  products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase change and memory systems.

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	First Quarter 2011	Fourth Quarter 2010	First Quarter 2010

Samsung patent cross-license agreement	$(200)	$--	$--
(Gain) loss from changes in currency exchange rates	7	3	21
Government grants in connection with operations in China	--	--	(8)
(Gain) loss on disposition of property, plant and equipment	--	9	(2)
Other	2	(2)	(3)
	$(191)	$10	$8

On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the first quarter of 2011, other operating income included a gain of $200 million for cash received from Samsung under the agreement.  An additional $40 million is due from this agreement on January 31, 2011 and $35 million is due on March 31, 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Interest Income (Expense)

Interest expense for the first quarter of 2011, fourth quarter of 2010 and first quarter of 2010, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $18 million, $19 million and $19 million, respectively.  Net proceeds received at inception from our 1.875% convertible notes due June 2014 (the "2014 Notes") and 1.875% convertible notes due June 2027 (the "2027 Notes") (expected maturity date of June 2017) were allocated between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through the expected maturity dates of the convertible notes, with the amortization recorded as additional non-cash interest expense.  Included in the noncash interest expense above is amortization on the convertible notes of $14 million for the first quarter of 2011 and fourth quarter of 2010 and $13 million for the first quarter of 2010.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Non-Operating Income (Expense), Net

Other non-operating income in the first quarter of 2011 included a $111 million loss in connection with a series of debt restructure transactions with certain holders of our convertible notes.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other non-operating income in the first quarter of 2010 included a gain of $56 million recognized in connection with an issuance of common shares in a public offering by Inotera.  As a result of the issuance, our interest in Inotera decreased from 35.5% to 29.8%.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya" note.)

Income Taxes

Income taxes for the first quarter of 2011 included a charge of $33 million in connection with the receipt of $200 million from Samsung for a 10-year patent cross-license agreement, and also included taxes on our non-U.S. operations.  Income taxes for the first quarter of 2010 primarily reflect taxes on our non-U.S. operations and U.S. alternative minimum tax.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2011 and 2010 was substantially offset by changes in the valuation allowance.

Equity in Net Losses of Equity Method Investees

We recognize our share of quarterly earnings or losses for all of our equity method investees on a two-month lag.  Our equity in net income (loss) of equity method investees, net of tax, was as follows:

	First Quarter 2011	Fourth Quarter 2010	First Quarter 2010

Inotera:
Equity method losses	$(26)	$(18)	$(26)
Inotera Amortization	12	16	13
Other	--	(1)	(1)
	(14)	(3)	(14)

Transform	(7)	(6)	--
Aptina	(5)	(8)	(3)
Other	--	1	--
	$(26)	$(16)	$(17)

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2011 and 2010 primarily reflects the share of income or losses attributed to the noncontrolling interests in our TECH joint venture.  We purchased $80 million of TECH shares on January 27, 2010 and reduced noncontrolling interest in TECH from approximately 15% to 13%.  On December 17, 2010, we acquired Hewlett-Packard Singapore (Private) Limited's interest in TECH for $38 million, further reducing noncontrolling interests in TECH to approximately 10%.  We are in discussions with Canon Inc. to acquire the remaining 10% noncontrolling interest in TECH.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd." note.)

Stock-based Compensation

Total compensation cost for our equity plans for the first quarter of 2011, fourth quarter of 2010 and first quarter of 2010 was $19 million, $20 million and $31 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.

Liquidity and Capital Resources

As of December 2, 2010, we had cash and equivalents totaling $2,411 million compared to $2,913 million as of September 2, 2010.  The balance as of December 2, 2010 included $385 million held at our TECH joint venture and $481 million held at our IM Flash joint ventures.  Our ability to access funds held by the joint ventures to finance our other operations is subject to agreement by the joint venture partners, debt covenants and contractual limitations.  Amounts held by TECH and IM Flash are not anticipated to be available to finance our other operations.

Our cash and equivalents were composed of the following as of December 2, 2010:

Bank deposit accounts	$777
Money market accounts	1,387
Certificates of deposit	247
$2,411

To mitigate credit risk we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

As of December 2, 2010, we had $337 million of restricted cash.  Included in restricted cash is $250 million on deposit as collateral for our guarantee of a loan to a former joint venture between Numonyx and Hynix Semiconductor (the "Hynix JV").  The Hynix JV loan of $250 million is due in periodic installments from 2014 through 2016.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  Also, included in restricted cash is $60 million related to our TECH joint venture's credit facility, under which $299 million was outstanding as of December 2, 2010. This $60 million of restricted cash is expected to become available to TECH in 2012 when the credit facility is fully paid.

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

Operating activities:  Net cash provided by operating activities was $732 million for the first quarter of 2011, which reflected approximately $681 million generated from the production and sales of our products, $167 million from a patent cross-license agreement (net of tax) and a $173 million decrease in accounts receivables, partially offset by a $192 million decrease in accounts payable and accrued expenses and a $128 million increase in inventories.

On October 1, 2010, we entered into a 10-year patent cross-license agreement with Samsung.  Under the agreement, Samsung will pay us $275 million, with $200 million paid on October 8, 2010, $40 million due January 31, 2011 and $35 million due March 31, 2011.

Investing activities:  Net cash used for investing activities was $436 million for the first quarter of 2011, which consisted primarily of cash expenditures of $465 million for property, plant and equipment.  We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  We expect that capital spending will be approximately $2.4 billion to $2.9 billion for 2011.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of December 2, 2010, we had commitments of approximately $800 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing activities:  Net cash used for financing activities was $798 million for the first quarter of 2011, which included payments of debt of $635 million, $105 million of payments on equipment purchase contracts and $49 million of distributions to joint venture partners.

On November 3, 2010, we completed the following series of debt restructure transactions in connection with separate privately negotiated agreements entered into on October 28, 2010 with certain holders of our convertible notes:

•	Repurchased $176 million in aggregate principal amount of our 2014 Notes for $171 million in cash.

•	Repurchased $91 million in aggregate principal amount of our 4.25% Convertible Senior Notes due 2013 for $166 million in cash.

•
Exchanged $175 million in aggregate principal amount of our 2014 Notes for $175 million in aggregate principal amount of the 2027 Notes.   Holders of the 2027 Notes have an option to require us to purchase the 2027 Notes on June 1, 2017, and in certain other circumstances, at a price equal to 100 percent of the principal amount of notes plus accrued and unpaid interest.

Other debt payments included $200 million to repay our Mai Liao note on maturity and $50 million to reduce the amount outstanding under TECH's credit facility.  TECH's credit facility contains covenants that, among other requirements, establish certain liquidity, debt service coverage and leverage ratios, and restrict its ability to incur indebtedness, create liens and acquire or dispose of assets.  In the first quarter of 2010, the covenants were modified and as of December 2, 2010, TECH was in compliance with the covenants.  We guarantee 100% of the outstanding amount borrowed under the TECH credit facility, which was $299 million as of December 2, 2010.  Under the terms of the credit facility, TECH had $60 million in restricted cash as of December 2, 2010.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Joint ventures:  In the first quarter of 2011, IM Flash distributed $49 million to Intel.  Timing of future distributions to Intel is subject to market conditions and availability of cash.  In 2011, IM Flash began installing tools at its new 300mm wafer fabrication facility in Singapore.  In the first quarter of 2011, we contributed $392 million to IM Flash and in the second quarter of 2011 we made additional contributions of $343 million.  Intel did not make any contribution in either the first or second quarter of 2011.  We expect to make significant contributions to IM Flash in future periods in connection with the tool installations and other start-up activities.  The level of our future capital contributions to IM Flash will depend on market conditions and the extent to which Intel participates with us in future IM Flash capital calls.

The shareholders' agreement for our TECH joint venture expires in April 2011.  On December 17, 2010, we acquired HP's interest in TECH for $38 million, increasing our ownership interest from approximately 87% to approximately 90%.  We are in discussions with Canon to acquire the remaining 10% interest in TECH.  Our inability to reach a resolution with Canon prior to April 2011 could result in the sale of TECH's assets and could require repayment of TECH's credit facility ($299 million outstanding as of December 2, 2010).  (See "Part II. Other Information – Item 1A. Risk Factors.")

Contractual obligations:  As of December 2, 2010, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2011	2012	2013	2014	2015	2016 and thereafter
	(amounts in millions)
Notes payable1	$1,672	$169	$179	$27	$1,113	$3	$181
Capital lease obligations1	531	268	84	50	24	20	85
Operating leases	127	25	21	18	13	8	42

1 Includes interest

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on VIEs which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a VIE with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and (3) requires additional disclosures about an enterprise's involvement in VIE.  We adopted this standard as of the beginning of 2011.  The initial adoption of this standard did not have a significant impact on our financial statements as of the adoption date.  The impact on future periods will depend on changes in the nature and composition of our VIEs.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Estimates and judgments are based on historical experience, forecasted future events and various other assumptions that we believe to be reasonable under the circumstances.  Estimates and judgments may vary under different assumptions or conditions.  We evaluate our estimates and judgments on an ongoing basis.  Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments.

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

Consolidations:  We have interests in joint venture entities that are variable interest entities ("VIE").  Determining whether to consolidate a variable interest entity may require judgment in assessing (1) whether an entity is a variable interest entity and (2) if we are the entity's primary beneficiary and thus required to consolidate the entity.  To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (1) the power to direct the activities that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances.  Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.

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

Inventories:  Inventories are stated at the lower of average cost or market value and we recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008 to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our Memory segment inventory by approximately $100 million at December 2, 2010.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Research and development:  Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment by us.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 2, 2010, $1,513 million of our $1,816 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $2,049 million as of December 2, 2010 and $2,565 million as of September 2, 2010.  We estimate that, as of December 2, 2010, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $44 million.  As of December 2, 2010, $303 million of the debt had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $653 million as of December 2, 2010 and U.S. $504 million as of September 2, 2010.  We also had foreign currency liabilities valued at an aggregate of U.S. $1,105 million as of December 2, 2010, and U.S. $901 million as of September 2, 2010.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	December 2, 2010			September 1, 2010
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(amounts in millions)

Cash and cash equivalents	$61	$54	$44	$27	$27	$53
Deferred tax assets	1	113	6	--	115	6
Receivables	60	7	65	52	15	77
Other assets	14	9	85	9	13	66
Accounts payable and accrued expenses	(109)	(305)	(216)	(158)	(186)	(168)
Debt	(78)	(9)	(59)	(78)	(9)	(61)
Other liabilities	(19)	(71)	(106)	(14)	(75)	(100)
Net assets (liabilities)	$(70)	$(202)	$(181)	$(162)	$(100)	$(127)

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of December 2, 2010, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the yen and the euro and U.S. $1 million for the Singapore dollar.  During 2010, we began using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the quarterly period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  No definitive trial date has yet been scheduled, but the Court indicates it is targeting either a February or June 2011 start date.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers.  Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002.  The complaints allege price fixing in violation of federal antitrust laws and various state antitrust and unfair competition laws and seek treble monetary damages, restitution, costs, interest and attorneys' fees.  In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM.  In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California.  The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief.  On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law.  On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States.  Subject to certain conditions, including final court approval of the class settlements, we agreed to pay a total of approximately $67 million in three equal installments over a two-year period.

Three purported class action cases alleging price-fixing of DRAM products have been filed against us in the following Canadian courts:  Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia.  The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs have filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

On February 28, 2007, February 28, 2007 and March 8, 2007, cases were filed against us and other manufacturers of DRAM in the U.S. District Court for the Northern District of California by All American Semiconductor, Inc., Jaco Electronics, Inc. and DRAM Claims Liquidation Trust, respectively, that opted-out of a direct purchaser class action suit that was settled.  The complaints allege, among other things, violations of federal and state antitrust and competition laws in the DRAM industry, and seek joint and several damages, trebled, as well as restitution, attorneys' fees, costs, and injunctive relief.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry.  The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including ours, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief.

We are unable to predict the outcome of these lawsuits, except as noted above.  The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Patent Matters

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking monetary damages and declaratory and injunctive relief.  Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation.  The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents, are invalid, and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us.  On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief.  In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct.  The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007.  On January 9, 2009, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.

A number of other suits involving Rambus are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement.  In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956.  Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642.  In the European suits against us, Rambus is seeking monetary damages and injunctive relief.  Subsequent to the filing of the various European suits, the European Patent Office (the "EPO") declared Rambus' 525 068 and 1 004 956 European patents invalid and revoked the patents.  The declaration of invalidity with respect to the '068 patent was upheld on appeal.  The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit.  Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court's spoliation decision or further order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then our wholly-owned subsidiary ("Aptina"), in the U.S. District Court for the Central District of California.  The complaint alleges that certain of ours and Aptina's image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Securities Matters

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Four substantially similar complaints subsequently were filed in the same Court.  The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003.  The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006.  The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or our operations and financial results.  The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses.  On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002.  On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases.  Subject to certain conditions, including final court approval of the class settlement, we agreed to pay $6 million as our contribution to the settlement.

(See "Item 1A. Risk Factors.")

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

For the first quarter of 2011, average selling prices of DRAM and NAND Flash products decreased 23% and 15%, respectively, as compared to the fourth quarter of 2010.  For 2010 average selling prices of NAND products decreased 18% and average selling prices of DRAM products increased 28%.  The increase in average selling prices for DRAM products in 2010 was the first annual increase since 2004.  For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In some prior periods, average selling prices for our memory products have been below our manufacturing costs.  If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products.  In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to improve or maintain gross margins.  Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, technological barriers and changes in process technologies or products that inherently may require relatively larger die sizes.  Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

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

Our ownership interest in Inotera involves numerous risks.

Our 29.9% ownership interest in Inotera involves numerous risks including the following:

•	we have experienced difficulties and delays in ramping production at Inotera on our technology and may continue to experience difficulties and delays in the future;

•	we may experience continued difficulties in transferring technology to Inotera;

•	Inotera's ability to meet its ongoing obligations;

•	costs associated with manufacturing inefficiencies resulting from underutilized capacity;

•	difficulties in obtaining high yield and throughput due to differences in Inotera's manufacturing processes from our other fabrication facilities;

•	uncertainties around the timing and amount of wafer supply we will receive under the supply agreement; and

•
obligations during the technology transition period to procure product based on a competitor's technology which may be difficult to sell and to provide support for such product, with respect to which we have limited technological understanding.

In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase 50% of the wafer production of Inotera.  In the first quarter of 2011, we purchased $137 million of DRAM products from Inotera.

The Company has received correspondence from, and has been engaged in discussions with, Qimonda AG’s bankruptcy administrator (the “Administrator”) relating to Qimonda’s transfer to us of its Inotera shares.  The Administrator has stated his belief that the share transfer and related transactions are voidable and accordingly is seeking additional compensation relating to such transfer.  To date, we have been unable to resolve these issues.  The resolution of these issues could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  No definitive trial date has yet been scheduled, but the Court indicates it is targeting either a February or June 2011 start date.   (See "Item 1.  Legal Proceedings" for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California.  The complaint alleges DRAM price-fixing and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002.  Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect that capital spending will be approximately $2.4 billion to $2.9 billion for 2011.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of December 2, 2010, we had cash and equivalents of $2,411 million, of which $866 million consisted of cash and investments of IM Flash and TECH that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed.  As a result of the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures which may result in us increasing our capital contributions to such ventures, resulting in additional cash expenditures by us; for example, our contributions to IM Flash Singapore in 2010 and the first four months of 2011 totaled $128 million and $735 million, respectively, while Intel's contributions totaled $38 million and $0, respectively;

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief.  The accused products account for a significant portion of our net sales.  On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims.  On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us.  Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit.  That appeal is pending.  Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the outcome of the appeal of the Delaware Court's spoliation decision or further order of the California Court.  (See "Item 1. Legal Proceedings" for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

On March 6, 2009, Panavision Imaging LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary of ours, in the U.S. District Court for the Central District of California.  The complaint alleges that certain of our and Aptina's image sensor products infringe four Panavision Imaging U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

The inability to reach an acceptable agreement with our TECH joint venture partner regarding the future of TECH after its shareholders' agreement expires in April 2011 could have a significant adverse effect on our DRAM production and results of operation.

Since 1998, we have participated in TECH, a semiconductor memory manufacturing joint venture in Singapore among us, Canon Inc. ("Canon") and, until December 17, 2010, Hewlett-Packard Company Singapore (Private) Limited ("HP").  As of December 2, 2010, the ownership of TECH was held approximately 87% by us, approximately 10% by Canon and approximately 3% by HP.  In the first quarter of 2011, TECH accounted for 37% of our total DRAM wafer production.  The shareholders' agreement for TECH expires in April 2011.  On December 17, 2010, we acquired HP's interest in TECH for $38 million, which increased our ownership interest to 90%.  We are in discussions with Canon to acquire the remaining 10% interest in TECH.  Our inability to reach a resolution of this matter with Canon prior to April 2011 would, per the terms of the shareholders' agreement, result in the sale of TECH's assets and dissolution of TECH.  The sale of TECH's assets pursuant to the terms of the shareholders' agreement may have a significant adverse impact on our DRAM production and results of operation.  As of December 2, 2010, the carrying value of TECH's net assets was $1.3 billion and in the event of dissolution, our loss could be a significant portion of this amount.  In addition, our inability to reach a resolution with Canon prior to April 2011 could require repayment of TECH's credit facility ($299 million outstanding as of December 2, 2010).

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

Because the design and production process for semiconductor memory is highly complex, it is possible that we may produce products that do not comply with customer specifications, contain defects or are otherwise incompatible with end uses.  If, despite design review, quality control and product qualification procedures, problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:

•	we may be required to replace product or otherwise compensate customers for costs incurred or damages caused by defective or incompatible product, and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

We may make future acquisitions and alliances, which involve numerous risks.

Acquisitions and the formation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	difficulties in integrating the operations, technologies and products of acquired or newly formed entities;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increasing debt to finance an acquisition or formation of a new business;

•	diverting management's attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas; and

•	hiring and retaining key employees.

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

Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $7 million for the first quarter of 2011 and $23 million for 2010.  To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of December 2, 2010 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the yen and the euro and U.S. $1 million for the Singapore dollar.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition may be adversely affected.

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

Our operations are dependent on our ability to procure advanced semiconductor equipment that enables the transition to lower cost manufacturing processes.  For certain key types of equipment, including photolithography tools, we are dependent on a single supplier.  In recent periods we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier's limited capacity.  Our inability to obtain this equipment timely could adversely affect our ability to transition to next generation manufacturing processes and reduce costs.  Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp.  If we are unable to obtain advanced semiconductor equipment timely, our business, results of operations or financial condition could be materially adversely affected.

We may incur losses in connection with our guarantee of Hynix-Numonyx Semiconductor Ltd. debt.

In connection with our acquisition of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV"), a joint venture with Hynix Semiconductor, Inc. ("Hynix") and Hynix Semiconductor (WUXI) Limited.  The change in control of Numonyx gave Hynix the right to purchase all of our equity interests in the Hynix JV, and Hynix completed the acquisition of our interest on August 31, 2010.  Concurrent with our acquisition of Numonyx, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that require us to guarantee an outstanding $250 million loan, due in periodic installments from 2014 through 2016, made by DBS to the Hynix JV.  Pursuant to the agreements, on August 31, 2010, we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize our obligations under the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash on our balance sheet.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  There can be no assurance that the Hynix JV will not default under such loan.

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

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first quarter of 2011.  In addition, a substantial portion of our manufacturing operations are located outside the United States.  In particular, a significant portion of our manufacturing operations are concentrated in Singapore.  Our international sales and operations are subject to a variety of risks, including:

•	currency exchange rate fluctuations;

•	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds;

•	political and economic instability;

•	problems with the transportation or delivery of our products;

•	issues arising from cultural or language differences and labor unrest;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	compliance with trade, technical standards and other laws in a variety of jurisdictions;

•	disruptions to our manufacturing operations as a result of actions imposed by foreign governments;

•	changes in economic policies of foreign governments; and

•	difficulties in staffing and managing international operations.

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, TECH, Inotera, MP Mask and Transform joint ventures is limited by our agreements with our partners.  From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Consolidation of industry participants and governmental assistance to some of our competitors may contribute to uncertainty in the semiconductor memory industry and negatively impact our ability to compete.

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products and substantial operating losses by us and our competitors.  The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants.  Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation.  Consolidation of industry competitors could put us at a competitive disadvantage.  In addition, some governments have provided, or are considering providing, significant financial assistance to some of our competitors.

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 979,635 shares of our common stock at an average price per share of $7.41.  We retired these shares in the first quarter of 2011.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

September 3, 2010 – October 7, 2010	348,014	$7.15	N/A	N/A
October 8, 2010 – November 4, 2010	577,479	7.52	N/A	N/A
November 5, 2010 – December 2, 2010	54,142	7.85	N/A	N/A
	979,635	7.41

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
4.1	Indenture, dated November 3, 2010, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association (3)
4.2	Form of New Note (included in Exhibit 4.1 hereto) (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 10, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated November 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: January 11, 2011	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)