Form 10-Q
period 2011-03-03
MICRON TECHNOLOGY INC
filed 2011-04-12
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 3, 2011

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

The number of outstanding shares of the registrant's common stock as of April 5, 2011, was 1,001,470,854.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Net sales	$2,257	$1,961	$4,509	$3,701
Cost of goods sold	1,822	1,319	3,550	2,616
Gross margin	435	642	959	1,085

Selling, general and administrative	146	100	286	197
Research and development	186	148	371	285
Other operating (income) expense, net	(76)	(21)	(267)	(13)
Operating income	179	415	569	616

Interest income	7	2	15	4
Interest expense	(28)	(46)	(66)	(93)
Other non-operating income (expense), net	--	(1)	(114)	55
	158	370	404	582

Income tax (provision) benefit	(35)	(4)	(83)	3
Equity in net income (loss) of equity method investees, net of tax	(48)	13	(74)	(4)
Net income	75	379	247	581

Net income attributable to noncontrolling interests	(3)	(14)	(20)	(12)
Net income attributable to Micron	$72	$365	$227	$569

Earnings per share:
Basic	$0.07	$0.43	$0.23	$0.67
Diluted	0.07	0.39	0.22	0.61

Number of shares used in per share calculations:
Basic	988.1	847.6	980.5	847.0
Diluted	1,037.3	1,005.3	1,034.5	1,003.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 3, 2011	September 2, 2010

Assets
Cash and equivalents	$2,184	$2,913
Receivables	1,393	1,531
Inventories	1,957	1,770
Other current assets	120	119
Total current assets	5,654	6,333
Intangible assets, net	309	323
Property, plant and equipment, net	7,055	6,601
Equity method investments	535	582
Restricted cash	338	335
Other noncurrent assets	507	519
Total assets	$14,398	$14,693

Liabilities and equity
Accounts payable and accrued expenses	$1,815	$1,509
Deferred income	285	298
Equipment purchase contracts	70	183
Current portion of long-term debt	420	712
Total current liabilities	2,590	2,702
Long-term debt	1,320	1,648
Other noncurrent liabilities	526	527
Total liabilities	4,436	4,877

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,000.9 shares issued and outstanding (994.5 as of September 2, 2010)	100	99
Additional capital	8,570	8,446
Accumulated deficit	(309)	(536)
Accumulated other comprehensive income	101	11
Total Micron shareholders' equity	8,462	8,020
Noncontrolling interests in subsidiaries	1,500	1,796
Total equity	9,962	9,816
Total liabilities and equity	$14,398	$14,693

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 3, 2011	March 4, 2010

Cash flows from operating activities
Net income	$247	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,003	937
Amortization of debt discount and financing costs	30	41
Loss on extinguishment of debt	111	--
Equity in net (income) losses of equity method investees, net of tax	74	4
Stock-based compensation	38	53
Gain from Inotera stock issuance	--	(56)
Change in operating assets and liabilities:
(Increase) decrease in receivables	154	(310)
(Increase) in inventories	(196)	(102)
Increase in accounts payable and accrued expenses	94	66
(Decrease) in customer prepayments	(1)	(103)
Increase (decrease) in deferred income	(11)	5
Other	(2)	14
Net cash provided by operating activities	1,541	1,130

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,189)	(155)
Acquisition of noncontrolling interests in TECH	(159)	--
Additions to equity method investments	(11)	(143)
Increase in restricted cash	(1)	(29)
Proceeds from sales of property, plant and equipment	96	36
Return of equity method investment	48	--
Other	(22)	28
Net cash used for investing activities	(1,238)	(263)

Cash flows from financing activities
Repayments of debt	(812)	(370)
Payments on equipment purchase contracts	(221)	(136)
Distributions to noncontrolling interests	(99)	(172)
Proceeds from equipment sale-leaseback transactions	95	--
Proceeds from debt	--	200
Other	5	(4)
Net cash used for financing activities	(1,032)	(482)

Net increase (decrease) in cash and equivalents	(729)	385
Cash and equivalents at beginning of period	2,913	1,485
Cash and equivalents at end of period	$2,184	$1,870

Supplemental disclosures
Income taxes refunded (paid), net	$(60)	$1
Interest paid, net of amounts capitalized	(35)	(51)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	187	232
Exchange of convertible notes	175	--
Acquisition of interest in Transform	--	65

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products.  In addition, we manufacture CMOS image sensors and other semiconductor products.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 2, 2010.  In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows.  Certain reclassifications have been made to prior period amounts to conform to current period presentation.

In the second quarter of 2011, we reorganized our business to better align with our markets and technology groups.  After our reorganization, we have the following four reportable segments:  DRAM Solutions Group ("DSG"), NAND Solutions Group ("NSG"), Wireless Solutions Group ("WSG") and Embedded Solutions Group ("ESG").  Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.  All Other includes our CMOS image sensor, microdisplay and solar operations.  All prior period amounts have been retrospectively adjusted to reflect the reorganization in the second quarter of 2011.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  Our second quarter of fiscal 2011 and 2010 ended on March 3, 2011 and March 4, 2010, respectively.  Our fiscal 2010 ended on September 2, 2010.  All period references are our fiscal periods unless otherwise indicated.  These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 2, 2010.

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

Unconsolidated Variable Interest Entities

Inotera and MeiYa – Inotera Memories, Inc. ("Inotera") and MeiYa Technology Corporation ("MeiYa") are VIEs because of the terms of their supply agreements with us and our partner, Nanya Technology Corporation ("Nanya").  We have determined that we do not have power to direct the activities of Inotera and MeiYa that most significantly impact their economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) our dependence on our joint venture partner for financing and the ability to operate in Taiwan.  Therefore, we account for our interests in these entities under the equity method.

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit Transform to finance its activities without additional subordinated financial support from us and our partner, Origin Energy Limited ("Origin").  We have determined that we do not have power to direct the activities of Transform that most significantly impacts its economic performance, primarily due to limitations on our governance rights that require the consent of other parties for key operating decisions.  Therefore, we account for our interest in Transform under the equity method.

Consolidated Variable Interest Entities

IMFT and IMFS – IM Flash Technologies, LLC ("IMFT") and IM Flash Singapore LLP ("IMFS") are both VIEs because all of their costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and they are dependent upon us and Intel for any additional cash requirements.  For both IM Flash entities (i.e., IMFT and IMFS), we determined that we have the power to direct the activities of the entities that most significantly impact their economic performance.  The primary activities of the IM Flash entities are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct key activities of the entities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  As a result of our 78% ownership interest in IMFS, we have significantly greater economic exposure than Intel.  We also determined that we have the obligation to absorb losses and the right to receive benefits from the IM Flash entities that could potentially be significant to these entities.  Therefore, we consolidate the IM Flash entities.

MP Mask – MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed to us and our partner, Photronics, Inc. ("Photronics"), through product purchase agreements and it is dependent upon us and Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impacts its economic performance, primarily due to (1) our tie-breaking voting rights over key operating decisions and (2) that nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to MP Mask.  Therefore, we consolidate MP Mask.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on VIEs which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a VIE with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and (3) requires additional disclosures about an enterprise's involvement in a VIE.  We adopted this standard as of the beginning of 2011.  The initial adoption of this standard did not have a significant impact on our financial statements as of the adoption date.  The impact on future periods will depend on changes in the nature and composition of our VIEs.

Numonyx

On May 7, 2010, we acquired Numonyx Holdings B.V. ("Numonyx"), which manufactured and sold primarily NOR Flash and NAND Flash memory products.  The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of 137.7 million shares of our common stock issued to the Numonyx shareholders and 4.8 million restricted stock units issued to employees of Numonyx.  In connection with the acquisition, we recorded net assets of $1,549 million.  Because the fair value of the net assets acquired exceeded the purchase price, we recognized a gain on the acquisition of $437 million in the third quarter of 2010.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition.

The following unaudited pro forma financial information presents the combined results of operations as if Numonyx had been combined with us as of the beginning of 2009.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany sales.  The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had Numonyx been combined with us as of the beginning of 2009.

	Quarter ended March 4, 2010	Six months ended March 4, 2010

Net sales	$2,497	$4,708
Net income	364	556
Net income attributable to Micron	350	544
Earnings per share:
Basic	$0.36	$0.55
Diluted	0.33	0.52

The unaudited pro forma financial information for the quarter and six months ended March 4, 2010 includes our results for the quarter and six months ended March 4, 2010, respectively, and the results of Numonyx, including the adjustments described above, for its fiscal quarter and six months ended December 31, 2009, respectively.

Receivables

As of	March 3, 2011	September 2, 2010

Trade receivables (net of allowance for doubtful accounts of $2 million and $4 million, respectively)	$1,061	$1,238
Income and other taxes	123	115
Related party receivables	58	64
Other	151	114
	$1,393	$1,531

As of March 3, 2011 and September 2, 2010, related party receivables included $54 million and $57 million, respectively, due from Aptina Imaging Corporation ("Aptina") under a wafer supply agreement for image sensor products.  (See "Equity Method Investments" note.)

As of March 3, 2011 and September 2, 2010, other receivables included $30 million and $30 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of March 3, 2011 and September 2, 2010, other receivables also included $22 million and $17 million, respectively, from Nanya in connection with a DRAM development cost-sharing agreement.  (See "Equity Method Investments" note and "Consolidated Variable Interest Entities" note.)

Inventories

As of	March 3, 2011	September 2, 2010

Finished goods	$558	$623
Work in process	1,270	1,031
Raw materials and supplies	129	116
	$1,957	$1,770

Intangible Assets

As of	March 3, 2011		September 2, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Product and process technology	$458	$(204)	$439	$(181)
Customer relationships	127	(74)	127	(66)
Other	23	(21)	23	(19)
	$608	$(299)	$589	$(266)

During the first six months of 2011 and 2010, we capitalized $24 million and $15 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively.

Amortization expense was $18 million and $37 million for the second quarter and first six months of 2011, respectively, and $17 million and $34 million for the second quarter and first six months of 2010, respectively.  Annual amortization expense for intangible assets is estimated to be $74 million for 2011, $65 million for 2012, $59 million for 2013, $51 million for 2014 and $32 million for 2015.

Property, Plant and Equipment

As of	March 3, 2011	September 2, 2010

Land	$95	$95
Buildings	4,440	4,394
Equipment	14,158	12,970
Construction in progress	173	73
Software	288	281
	19,154	17,813
Accumulated depreciation	(12,099)	(11,212)
	$7,055	$6,601

Depreciation expense was $485 million and $966 million for the second quarter and first six months of 2011, respectively, and $449 million and $903 million for the second quarter and first six months of 2010, respectively.

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $41 million as of March 3, 2011 and $56 million as of September 2, 2010.

Equity Method Investments

As of	March 3, 2011		September 2, 2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

Inotera	$441	29.7%	$434	29.9%
MeiYa	1	50.0%	44	50.0%
Transform	81	50.0%	82	50.0%
Aptina	12	35.0%	22	35.0%
	$535		$582

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Inotera:
Equity method income (losses)	$(45)	$4	$(71)	$(22)
Inotera Amortization	12	13	24	26
Other	(2)	(2)	(2)	(3)
	(35)	15	(49)	1
Transform	(9)	--	(16)	--
Aptina	(4)	(2)	(9)	(5)
	$(48)	$13	$(74)	$(4)

Our maximum exposure to loss from our involvement with our equity method investments that are VIEs was as follows:

As of	March 3, 2011

Inotera	$381
MeiYa	1
Transform	84

The maximum exposure to loss primarily included the carrying value of our investment as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our obligations under a supply agreement with Inotera (the "Inotera Supply Agreement") for rights and obligations to purchase 50% of Inotera's wafer production capacity of DRAM products.

Inotera and MeiYa DRAM joint ventures with Nanya:  We have partnered with Nanya in two Taiwanese DRAM memory companies, Inotera and MeiYa.  Under a licensing arrangement with Nanya, we recognized $26 million and $52 million of license revenue in net sales from this agreement during the second quarter and first six months of 2010, respectively, and had recognized a total of $207 million through the completion of the arrangement in April 2010.  Under a cost-sharing arrangement beginning in April 2010, we share equally in DRAM development costs with Nanya and, as a result, our research and development costs were reduced by $33 million and $63 million for the second quarter and first six months of 2011, respectively.  In addition, we received $6 million and $13 million of royalty revenue for the second quarter and first six months of 2011, respectively, from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with previously developed technology.

Inotera:  In the first quarter of 2009, we completed our acquisition of a 35.5% ownership interest in Inotera.  As a result of Inotera's sale of common shares in a public offering, our equity ownership interest decreased from 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  In the second quarter of 2010, as part of another Inotera offering of common shares, we and Nanya each paid $138 million to purchase additional shares, slightly increasing our equity ownership interest from 29.8% to 29.9%.  In the second quarter of 2011, our ownership interest was reduced by shares issued under Inotera's employee stock plans and as of March 3, 2011, we held a 29.7% ownership interest in Inotera, Nanya held a 29.8% ownership interest, and the balance was publicly held.

The carrying value of our initial investment is less than our proportionate share of Inotera's equity.  This difference is being amortized as a credit to earnings through equity in net income (losses) of equity method investees (the "Inotera Amortization").  As of March 3, 2011, $97 million of Inotera Amortization remained to be recognized over a weighted-average period of 4 years.  The $56 million gain recognized in the first quarter of 2010 on Inotera's issuance of shares included $33 million of accelerated Inotera Amortization.

In connection with the initial acquisition of our shares in Inotera, we and Nanya entered into the Inotera Supply Agreement.  Our cost of the wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula that considers all parties' manufacturing costs related to wafers purchased from Inotera, as well as the selling prices of our and Nanya's products from these wafers.  Under the Inotera Supply Agreement, we purchased $167 million and $304 million of DRAM products in the second quarter and first six months of 2011, respectively, and $187 million and $355 million of DRAM products in the second quarter and first six months of 2010, respectively.

As of March 3, 2011 and September 2, 2010, there were gains of $61 million and $7 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our investment in Inotera.  Based on the closing trading price of Inotera's shares in an active market on March 3, 2011, the market value of our equity interest in Inotera was $717 million.

MeiYa:  In 2008, we completed our acquisition of a 50% interest in MeiYa.  In connection with our acquisition of an equity interest in Inotera, we entered into agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  Additionally, MeiYa has sold substantially all of its assets to Inotera.  In the second quarter of 2011, we and Nanya each received a distribution from MeiYa of $48 million as a return of capital, representing substantially all of MeiYa's assets.  As of September 2, 2010, there were losses of $(5) million in accumulated other comprehensive income (loss) for cumulative translation adjustments from MeiYa.

Transform:  In 2009, we acquired a 50% interest in Transform.  In exchange for the equity interest in Transform, we contributed nonmonetary assets, which consisted of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  As of March 3, 2011, we and Origin each held a 50% ownership interest in Transform.  During the second quarter and first six months of 2011, we and Origin each contributed $4 million and $11 million, respectively, of cash to Transform, and in the second quarter of 2010, we and Origin each contributed $5 million of cash to Transform.  Our results of operations for the second quarter and first six months of 2011 included $6 million and $11 million, respectively, of net sales, which approximates our cost, for transition services provided to Transform.

Aptina:  In 2009, we sold a 65% interest in Aptina, previously a wholly-owned subsidiary.  A portion of the 65% interest we sold is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, we recognize our share of Aptina's earnings or losses based on our common stock ownership percentage, which was 64% as of March 3, 2011.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the second quarter and first six months of 2011, we recognized sales of $82 million and $141 million, respectively, and cost of goods sold of $85 million and $157 million, respectively, from products sold to Aptina.  For the second quarter and first six months of 2010, we recognized sales of $80 million and $188 million, respectively, and cost of goods sold of $86 million and $194 million, respectively, from products sold to Aptina.

Accounts Payable and Accrued Expenses

As of	March 3, 2011	September 2, 2010

Accounts payable	$1,180	$799
Salaries, wages and benefits	272	346
Related party payables	183	194
Income and other taxes	45	51
Other	135	119
	$1,815	$1,509

Related party payables included amounts primarily due to Inotera under the Inotera Supply Agreement of $181 million and $105 million as of March 3, 2011 and September 2, 2010, respectively, for the purchase of DRAM products.  Related party payables as of September 2, 2010 also included $86 million for amounts due for the purchase of memory products under a supply agreement with Hynix.

As of March 3, 2011 and September 2, 2010, other accounts payable and accrued expenses included $19 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Debt

As of	March 3, 2011	September 2, 2010

Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $156 million and $242 million, respectively, due June 2014	$793	$1,058
Capital lease obligations, weighted-average effective interest rate of 6.2% and 7.2%, respectively, due in monthly installments through February 2023	427	527
TECH credit facility, effective interest rates of 3.9% net of discount of $1 million and $2 million, respectively, due in periodic installments through May 2012	249	348
Convertible senior notes, interest rate of 4.25%, due October 2013	139	230
Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.0%, net of discount of $43 million, due June 2027	132	--
Mai-Liao Power note, effective interest rate of 12.1%, net of discount of $4 million as of September 2, 2010	--	196
Other notes	--	1
	1,740	2,360
Less current portion	(420)	(712)
	$1,320	$1,648

In March 2011, subsequent to our second quarter of 2011, we paid the remaining $250 million outstanding principal balance of the TECH credit facility, plus accrued interest, that was due in periodic payments through May 2012.  In connection therewith, $60 million of cash that was previously restricted became available to us.  (See "TECH Semiconductor Singapore Pte. Ltd." note.)

In the second quarter of 2011, we received $95 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $83 million with an imputed interest rate of 5.4%, payable in periodic installments through March 2016.  In the second quarter of 2011, we also recorded $21 million in capital lease obligations with an imputed interest rate of 3.4%, payable in periodic installments through October 2011.

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

The liability and equity components of the 2027 Notes issued in the Exchange Transaction were also stated separately pursuant to the accounting standards.  As of the issuance date of the 2027 Notes, we recorded $130 million as debt, $40 million as additional capital and $2 million for deferred debt issuance costs (included in other noncurrent assets).  The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, which was determined using an interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance.  The $45 million difference between the debt recorded at inception and its principal amount will be accreted to principal through interest expense to the 2027 Notes' estimated maturity in June 2017.  The fair value of the 2027 Notes was based on the trading price on the exchange date (Level 1).  The fair value of the debt components of the 2014 Notes and the 2027 Notes were estimated using an interest rate for nonconvertible debt, with terms similar to the debt components of the notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date (Level 2).

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

The 2027 Notes may be converted by their holders on or after March 1, 2027 until June 1, 2027.  Prior to March 1, 2027, the 2027 Notes may be converted by their holders under any of the following circumstances: (1) during any calendar quarter beginning after December 31, 2010 (and only during such calendar quarter) if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price (approximately $14.17); (2) the 2027 Notes have been called for redemption; (3) specified distributions to holders of our common stock are made, or specified corporate events occur; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of that period is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2027 Notes; or (5) upon our election to terminate the conversion right of the 2027 Notes.

If the 2027 Notes are converted by their holders in connection with a make-whole change in control (as defined in the indenture), we may, under certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate.  Additionally, in the event of (1) a change in control or (2) on June 1, 2017, we may be required to repurchase all or a portion of the 2027 Notes at a repurchase price equal to 100% of the principal amount, plus accrued interest.  We may elect to redeem all or any portion of the 2027 Notes on or after June 1, 2014, at a redemption price equal to 100% of the principal amount, plus accrued interest.

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

Partial Repurchase of the 2014 Notes:  Because the liability and equity components of the 2014 Notes were stated separately, the repurchase of $176 million aggregate principal amount resulted in the derecognition of $144 million in debt (net of $32 million of debt discount) and $13 million of additional capital.  We recognized a loss of $17 million (including transaction fees) on the repurchase based on the estimated $158 million fair value of the debt components of the 2014 Notes repurchased.  The fair value of the debt component of the 2014 Notes was estimated using an interest rate for nonconvertible debt, with terms similar to the debt component of the 2014 Notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date (Level 2).

Partial repurchase of the 2013 Notes:  We recognized a loss of $79 million (including transaction fees) in the repurchase of the 2013 Notes.

Debt Guarantee:  Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that require us to guarantee an outstanding loan, made by DBS to Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV").  The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and is due in periodic installments from calendar 2014 through 2016.  Under the agreements, we deposited $250 million, accounted for as restricted cash, into a pledged account at DBS to collateralize the guarantee of the loan.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  As of March 3, 2011, we had a liability of $15 million for the guarantee.

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

Antitrust matters:  On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  Trial is scheduled to begin in June 2011.

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

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims.  The claims were initiated between December 2004 (BC) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

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

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary ("Aptina"), in the U.S. District Court for the Central District of California.  The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs.  On February 7, 2011, the Court ruled that one of the four patents in suit was invalid.  On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice.

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

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Six Months Ended March 3, 2011			Six Months Ended March 4, 2010
	Attributable to Micron	Noncontrolling Interest	Total Equity	Attributable to Micron	Noncontrolling Interest	Total Equity

Beginning Balance	$8,020	$1,796	$9,816	$4,953	$1,986	$6,939

Net income	227	20	247	569	12	581
Other comprehensive income	90	5	95	16	--	16
Comprehensive income	317	25	342	585	12	597

Acquisition of noncontrolling interests in TECH	67	(226)	(159)	10	(10)	--
Net distributions to noncontrolling interests	--	(95)	(95)	--	(172)	(172)
Capital and other transactions attributable to Micron	58	--	58	54	--	54
Ending Balance	$8,462	$1,500	$9,962	$5,602	$1,816	$7,418

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, Singapore dollar, yen, Israel shekel and Malaysia ringgit.  We are also exposed to currency exchange rate risk for capital expenditures denominated in foreign currency, primarily the euro and yen.  We use derivative instruments to manage our exposures to foreign currency.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on earnings attributable to our shareholders.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to the forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts as of March 3, 2011.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency derivatives without hedge accounting designation:  We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our foreign currency exposure in monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealers or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets are included in other operating income (expense).  As of March 3, 2011 and September 2, 2010, total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
Currency	(in U.S. Dollars)	Asset (2)	(Liability) (3)

As of March 3, 2011
Euro	$133	$3	$--
Singapore dollar	94	--	(1)
Israel shekel	57	--	--
Yen	54	--	--
Malaysia ringgit	24	--	--
	$362	$3	$(1)

As of September 2, 2010
Euro	$260	$--	$(5)
Singapore dollar	157	--	--
Yen	104	1	--
	$521	$1	$(5)

(1) Represents the face value of outstanding contracts
(2) Included in other receivables
(3) Included in other accounts payable and accrued expenses

For currency forward contracts not designated as hedging instruments, we recognized gains of $7 million and $5 million for the second quarter and first six months of 2011, respectively, and losses of $24 million and $15 million for the second quarter and first six months of 2010, respectively, which were included in other operating income (expense).

Currency derivatives with cash flow hedge accounting designation:  We utilize currency forward contracts that mature within 12 months to hedge the foreign currency exposures of cash flow for some forecasted capital expenditures.  Foreign currency forward contracts are valued at fair values based on market-based observable inputs including foreign exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The amount in the accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of consolidated statements of operations and in the same periods in which the underlying transaction affects earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss was included in other operating income (expense).  As of March 3, 2011 and September 2, 2010, total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (1)	Fair Value of
Currency	(in U.S. Dollars)	Asset (2)	(Liability) (3)

As of March 3, 2011
Euro	$420	$16	$--
Yen	39	1	--
	$459	$17	$--

As of September 2, 2010
Euro	$196	$1	$--
Yen	81	1	--
	$277	$2	$--

(1)Represents the face value of outstanding contracts
(2) Included in other receivables
(3) Included in other accounts payable and accrued expenses

For the second quarter and first six months of 2011, we recognized $22 million and $28 million, respectively, of net derivative gains in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not material in the second quarter and first six months of 2011.  In the first six months of 2011, no amounts were reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) expected to be reclassified into earnings within the next 12 months is $4 million.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis were as follows:

	March 3, 2011				September 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Money market(1)	$1,215	$--	$--	$1,215	$2,170	$--	$--	$2,170
Certificates of deposit(2)	--	441	--	441	--	705	--	705
Marketable equity investments(3)	28	--	--	28	19	--	--	19
Assets held for sale(3)	--	--	41	41	--	--	56	56
	$1,243	$441	$41	$1,725	$2,189	$705	$56	$2,950

(1)Included in cash and equivalents.
(2) As of March 3, 2011, $106 million was included in cash and equivalents and $335 million was included in restricted cash. As of September 2, 2010, $371 million was included in cash and equivalents and $334 million was included in restricted cash.

(3)Included in other noncurrent assets.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2).

Assets held for sale primarily included semiconductor equipment and facilities.  Fair value for the semiconductor equipment is based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment and fair value of the facilities is determined based on sales of similar facilities and properties in comparable markets (Level 3).  Losses recognized in the second quarter and first six months of 2011 and 2010 due to fair value measurements using Level 3 inputs were de minimis.

Fair value of financial instruments: The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes and the 2027 Notes which is classified in equity) were as follows:

	March 3, 2011		September 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible debt instruments	$1,574	$1,064	$1,494	$1,288
Other debt instruments	682	676	1,071	1,072

The fair value of our convertible debt instruments as of September 2, 2010 is based on quoted market prices in active markets (Level 1).  As of March 3, 2011, the fair value of our convertible 2013 Notes and 2027 Notes ($329 million and $213 million, respectively) were determined based on observable inputs of quoted market prices in markets with insufficient activity to be considered active and our stock price (Level 2).  Valuation of the 2013 Notes and 2027 Notes were classified as Level 2 in connection with our debt repurchase and exchange transactions in the first quarter of 2011.  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to ours (Level 2).  Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value.

Equity Plans

As of March 3, 2011, under our equity plans, we had an aggregate of 162.0 million shares of common stock reserved for issuance for stock options and restricted stock awards, of which 114.6 million shares were subject to outstanding awards and 47.4 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock options:  We granted 10.8 million and 14.9 million stock options during the second quarter and first six months of 2011, respectively, with weighted-average grant-date fair values per share of $4.71 and $4.46, respectively.  We granted 1.6 million and 15.7 million stock options during the second quarter and first six months of 2010, respectively, with weighted-average grant-date fair values per share of $5.04 and $4.13, respectively.

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

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Average expected life in years	5.03	5.19	5.07	5.11
Weighted-average expected volatility	55%	56%	56%	60%
Weighted-average risk-free interest rate	2.1%	2.5%	1.8%	2.3%

Restricted stock and restricted stock units ("Restricted Stock Awards"):  As of March 3, 2011, there were 10.0 million shares of Restricted Stock Awards outstanding, of which 1.3 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the second quarter and first six months of 2011 and 2010 were as follows:

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Service-based awards	3.1	--	4.3	1.8
Performance-based awards	--	--	1.2	1.1
Weighed-average grant-date fair values per share	$9.62	--	$8.74	$7.51

Stock-based compensation expense:  Total compensation costs for our equity plans were as follows:

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Stock-based compensation expense by caption:
Cost of goods sold	$6	$6	$10	$13
Selling, general and administrative	9	11	20	30
Research and development	4	5	8	10
	$19	$22	$38	$53

Stock-based compensation expense by type of award:
Stock options	$11	$11	$21	$19
Restricted Stock Awards	8	11	17	34
	$19	$22	$38	$53

As of March 3, 2011, $182 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2015, resulting in a weighted-average period of 1.5 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with the Company's treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Samsung patent cross-license agreement	$(40)	$--	$(240)	$--
Restructure	(17)	(1)	(13)	(2)
(Gain) loss on disposition of property, plant and equipment	(16)	(7)	(16)	(9)
(Gain) loss from changes in currency exchange rates	--	(2)	7	19
Other	(3)	(11)	(5)	(21)
	$(76)	$(21)	$(267)	$(13)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the second quarter and first six months of 2011, other operating income included gains of $40 million and $240 million, respectively, for cash received from Samsung under the agreement.  We received an additional $35 million from this agreement in March 2011, subsequent to our second quarter of 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Income Taxes

Income tax provision in the second quarter of 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in tax rates.  Income tax provision in the second and first quarters of 2011 included charges of $7 million and $33 million, respectively, in connection with the Samsung agreement and also included taxes on our non-U.S. operations.  Income taxes in the second and first quarters of 2010 primarily reflected taxes on our non-U.S. operations and U.S. alternative minimum tax.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  Taxes attributable to U.S. operations in the second and first quarters of 2011 and 2010 were substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 166.0 million and 167.5 million for the second quarter and first six months of 2011, respectively, and 98.3 million and 99.9 million for the second quarter and first six months of 2010, respectively.

	Quarter ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Net income available to Micron shareholders – Basic	$72	$365	$227	$569
Net effect of assumed conversion of debt	2	24	4	47
Net income available to Micron shareholders – Diluted	$74	$389	$231	$616

Weighted-average common shares outstanding – Basic	988.1	847.6	980.5	847.0
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	49.2	157.7	54.0	156.1
Weighted-average common shares outstanding – Diluted	1,037.3	1,005.3	1,034.5	1,003.1

Earnings per share:
Basic	$0.07	$0.43	$0.23	$0.67
Diluted	0.07	0.39	0.22	0.61

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Quarter Ended		Six Months Ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Net income	$75	$379	$247	$581
Other comprehensive income (loss), net of tax:
Net gain (loss) on foreign currency translation adjustment	41	3	59	11
Net unrealized gain (loss) on investments	4	4	7	4
Net gain (loss) on derivatives	22	--	28	--
Pension liability adjustment	--	1	1	1
Total other comprehensive income (loss)	67	8	95	16
Comprehensive income (loss)	142	387	342	597
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(14)	(25)	(12)
Comprehensive income (loss) attributable to Micron	$138	$373	$317	$585

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel ("IM Flash"):  We have two joint ventures with Intel: IMFT, formed in 2006 and IMFS, formed in 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners.  IMFT and IMFS are each governed by a Board of Managers, the number of which adjusts depending on the parties' respective ownership interests.  We and Intel initially appointed an equal number of managers to each of the boards.  These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions.  IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their ownership structure, function, operations and the way our management reviews the results of their operations.  The partners' ownership percentages are based on contributions to the partnership.  As of March 3, 2011, we owned 51% and Intel owned 49% of IMFT.  In the first quarter of 2011, we contributed $392 million to IMFS and Intel did not make any contribution, increasing our ownership interest in IMFS to 71% from 57%.  In the second quarter of 2011, we contributed $343 million to IMFS and Intel did not make any contribution, increasing our ownership interest in IMFS to 78%.  In March 2011, subsequent to the end of our second quarter of 2011, we contributed $409 million to IMFS, increasing our ownership interest in IMFS to 82%.

IM Flash manufactures NAND Flash memory products using designs we developed with Intel.  We generally share equally with Intel the product design and other research and development ("R&D") costs.  As a result, R&D expenses were reduced by reimbursements from Intel of $23 million and $46 million for the second quarter and first six months of 2011, respectively, and by $29 million and $55 million for the second quarter and first six months of 2010, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost.  IM Flash sales to Intel were $202 million and $411 million for the second quarter and first six months of 2011, respectively, and were $172 million and $365 million for the second quarter and first six months of 2010, respectively.  IM Flash receivables and payables related to Intel were as follows:

As of	March 3, 2011	September 2, 2010

Receivables from Intel for net sales	$115	$128
Payables to Intel for various services	1	2

The following table presents IM Flash's distributions to, and contributions from, its shareholders:

	Quarter Ended		Six Months Ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

IM Flash distributions to Micron	$53	$88	$104	$179
IM Flash distributions to Intel	50	84	99	172
Micron contributions to IM Flash	343	25	735	25

In 2009, IM Flash substantially completed construction of a new 300mm wafer fabrication facility structure in Singapore.  Shortly afterwards, we and Intel agreed to suspend tooling and the ramp of production at this facility due to industry conditions.  In the second quarter of 2010, IM Flash began moving forward with start-up activities in the Singapore wafer fabrication facility, including placing purchase orders and tool installations that commenced in the first quarter of 2011.  The level of our future capital contributions to IM Flash will depend on the extent to which Intel participates in future IM Flash capital calls.  Although our ownership interest in IMFS changed at the time we made such contributions, our share of the operating costs and supply from IMFS adjusts to changes in our ownership share, with generally a 12-month lag (depending on the status of IMFS as of such date) from the date of the applicable ownership change.  Accordingly, we anticipate that our share of IMFS costs and supply will increase from 53% as of March 3, 2011 to our current ownership interest in IMFS (82% as of March 25, 2011).  Changes in IMFS ownership interests do not affect our NAND Flash R&D cost-sharing agreement with Intel.

Total IM Flash assets and liabilities included in our consolidated balance sheets are as follows:

As of	March 3, 2011	September 2, 2010

Assets
Cash and equivalents	$352	$246
Receivables	176	154
Inventories	190	160
Other current assets	10	8
Total current assets	728	568
Property, plant and equipment, net	3,532	2,894
Other noncurrent assets	72	57
Total assets	$4,332	$3,519

Liabilities
Accounts payable and accrued expenses	$380	$140
Deferred income	126	127
Equipment purchase contracts	29	8
Current portion of long-term debt	8	7
Total current liabilities	543	282
Long-term debt	61	62
Other noncurrent liabilities	3	4
Total liabilities	$607	$348

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

MP Mask Technology Center, LLC ("MP Mask"):  In 2006, we formed a joint venture, MP Mask, with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through March 3, 2011, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.  In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of March 3, 2011, deferred income and other noncurrent liabilities included an aggregate of $37 million related to this agreement.

Total MP Mask assets and liabilities included in our consolidated balance sheets are as follows:

As of	March 3, 2011	September 2, 2010

Current assets	$41	$35
Noncurrent assets (primarily property, plant and equipment)	136	85
Current liabilities	53	6

Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, we have participated in TECH Semiconductor Singapore Pte. Ltd. ("TECH"), a semiconductor memory manufacturing joint venture in Singapore with Canon Inc. ("Canon") and Hewlett-Packard Singapore (Private) Limited ("HP").  In December 2010 and January 2011, we acquired HP's and Canon's interests, respectively, in two separate transactions for an aggregate of $159 million.  In connection therewith, noncontrolling interests in subsidiaries decreased by $226 million and additional capital increased by $67 million.  As a result of these transactions, our ownership interest in TECH increased during the second quarter of 2011 from 87% to 100%.

In the second quarter of 2010, we purchased shares of TECH for $80 million, which increased our ownership from approximately 85% to approximately 87% and increased additional capital by $10 million.  The effects of changes in our ownership interest in TECH on total Micron shareholders' equity are as follows:

	Quarter Ended		Six Months Ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Net income attributable to Micron	$72	$365	$227	$569
Increase in Micron's additional capital for transfers from noncontrolling interests	67	10	67	10
Change from net income attributable to Micron and transfers from noncontrolling interests	$139	$375	$294	$579

Segment Information

In the second quarter of 2011, we reorganized our business to better align with our markets.  All prior period amounts have been retrospectively adjusted to reflect this reorganization.  Factors used to identify our segments include, among others, products, technologies and customers.  Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision makers.  After our reorganization, we have the following four reportable segments:

DRAM Solutions Group ("DSG"): Includes high-volume DRAM products sold to the PC, consumer electronics, networking and server markets.

NAND Solutions Group ("NSG"):  Includes high-volume NAND Flash products sold into data storage, personal music players, and portions of the computing markets, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.

Wireless Solutions Group ("WSG"): Includes DRAM, NAND Flash and NOR Flash products, including multi-chip packages, sold to the mobile device market.

Embedded Solutions Group ("ESG"):  Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND flash sold to consumer electronics, networking, PC and server markets.

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.  All Other includes our CMOS image sensor, microdisplay and solar operations.

For 2011, certain operating expenses that are directly associated with the activities of a specific reportable segment are charged to that segment.  Other indirect operating expenses are generally allocated to the reportable segments based on their respective percentage of total cost of goods sold or forecast wafer production.  Prior to 2011, operating expenses are allocated to the reportable segments based on their respective percentage of total cost of goods sold, as certain historical forecast data is not available.

We do not identify or report internally asset or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other nonoperating income/expense or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Six months ended
	March 3, 2011	March 4, 2010	March 3, 2011	March 4, 2010

Net sales:
DSG	$841	$1,204	$1,744	$2,152
NSG	552	507	1,054	1,023
WSG	510	72	1,021	163
ESG	252	87	518	153
All Other	102	91	172	210
	$2,257	$1,961	$4,509	$3,701

Operating income (loss):
DSG	$51	$347	$276	$523
NSG	72	48	129	69
WSG	10	(7)	66	(20)
ESG	58	40	136	67
All Other	(12)	(13)	(38)	(23)
	$179	$415	$569	$616

Certain Concentrations

Approximately 30% of consolidated net sales for the second quarter and the first six months of 2011 were to the computing market (including desktop PCs, servers, notebooks and workstations) and 25% of consolidated net sales for the second quarter and the first six months of 2011 were to the mobile market.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made  in "Selling, General and Administrative" regarding SG&A costs for the third quarter of 2011 and increased expenses resulting from the acquisition of Numonyx; in "Research and Development" regarding R&D costs for the third quarter of 2011; in "Segment Operating Results" regarding DRAM production received from Inotera in 2011, future increases in NAND Flash production resulting from the production ramp of IMFS's new fabrication facility, the timing of IMFS's product qualification, increases in our share of the output from IMFS and the transition of external NAND supply for WSG and ESG to internal production; and in "Liquidity and Capital Resources" regarding capital spending in 2011, future distributions from IM Flash to Intel and  future contribution by us to IM Flash.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II.  Other Information – Item 1A.  Risk Factors."  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 2, 2010.  All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  Our fiscal 2011, which ends on September 1, 2011, contains 52 weeks.  All tabular dollar amounts are in millions.  All production data includes the production of our consolidated joint ventures, other partnering arrangements and supply obtained from third party manufacturers.

Overview

We are a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial and mobile products.  In addition, we manufacture semiconductor components for CMOS image sensors and other semiconductor products.  We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers and retailers located around the world.  Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development investments.

We obtain product for sale through three primary channels:  (1) production from wholly-owned manufacturing facilities, (2) production from our joint venture manufacturing facilities and (3) to a lesser degree from third party manufacturers.  In recent years, we have obtained additional manufacturing scale and diversity of products through strategic acquisitions and various partnering arrangements, including joint ventures which have helped us to attain lower cash costs than we could otherwise achieve through internal investments alone.  In addition, we have leveraged our significant investments in research and development by sharing costs of developing memory product and process technologies with our joint venture partners.

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

Numonyx Holdings B.V. ("Numonyx"):  On May 7, 2010, we acquired Numonyx, which manufactured and sold primarily NOR Flash and NAND Flash memory products.  The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of 137.7 million shares of our common stock issued to the Numonyx shareholders and 4.8 million restricted stock units issued to employees of Numonyx.  In connection with the acquisition, we recorded net assets of $1,549 million.  Because the fair value of the net assets acquired exceeded the purchase price, we recognized a gain on the acquisition of $437 million in the third quarter of 2010.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Numonyx Holdings B.V."  note.)

Business Segments:  In the second quarter of 2011, we reorganized our business to better align with our markets.  All prior period amounts have been retrospectively adjusted to reflect this reorganization.  After the reorganization, we have the following four reportable segments:

DRAM Solutions Group (“DSG”): Includes high-volume DRAM products sold to the PC, consumer electronics, networking and server markets.

NAND Solutions Group (“NSG”):  Includes high-volume NAND Flash products sold into data storage, personal music players, and portions of computing markets, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.

Wireless Solutions Group (“WSG”): Includes DRAM, NAND Flash and NOR Flash products, including multi-chip packages, sold to the mobile device market.

Embedded Solutions Group (“ESG”):  Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND flash sold to consumer electronics, networking, PC and server markets.

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.  All Other includes our CMOS image sensor, microdisplay and solar operations.

Results of Operations

	Second Quarter				First Quarter		Six Months
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2011	% of net sales	2010	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,257	100%	$1,961	100%	$2,252	100%	$4,509	100%	$3,701	100%
Cost of goods sold	1,822	81%	1,319	67%	1,728	77%	3,550	79%	2,616	71%
Gross margin	435	19%	642	33%	524	23%	959	21%	1,085	29%

SG&A	146	6%	100	5%	140	6%	286	6%	197	5%
R&D	186	8%	148	8%	185	8%	371	8%	285	8%
Other operating (income) expense, net	(76)	(3)%	(21)	(1)%	(191)	(8)%	(267)	(6)%	(13)	(0)%
Operating income	179	8%	415	21%	390	17%	569	13%	616	17%

Interest income (expense), net	(21)	(1)%	(44)	(2)%	(30)	(1)%	(51)	(1)%	(89)	(2)%
Other non-operating income (expense), net	--	--	(1)	(0)%	(114)	(5)%	(114)	(3)%	55	1%
Income tax (provision) benefit	(35)	(2)%	(4)	(0)%	(48)	(2)%	(83)	(2)%	3	0%
Equity in net income (loss) of equity method investees	(48)	(2)%	13	1%	(26)	(1)%	(74)	(2)%	(4)	(0)%
Net (income) loss attributable to noncontrolling interests	(3)	(0)%	(14)	(1)%	(17)	(1)%	(20)	(0)%	(12)	(0)%
Net income (loss) attributable to Micron	$72	3%	$365	19%	$155	7%	$227	5%	$569	15%

Our second and first quarters of 2011 and second quarter of 2010 all contained 13 weeks.

Net Sales

	Second Quarter				First Quarter		Six Months
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2011	% of net sales	2010	% of net sales

DSG	$841	37%	$1,204	61%	$903	40%	$1,744	39%	$2,152	58%
NSG	552	24%	507	26%	502	22%	1,054	23%	1,023	28%
WSG	510	23%	72	4%	511	23%	1,021	23%	163	4%
ESG	252	11%	87	4%	266	12%	518	11%	153	4%
All Other	102	5%	91	5%	70	3%	172	4%	210	6%
	$2,257	100%	$1,961	100%	$2,252	100%	$4,509	100%	$3,701	100%

Total net sales for the second quarter of 2011 were essentially unchanged from first quarter of 2011 as decreases in DSG and ESG sales were offset by increases in NSG sales and declines in average selling prices were offset by increases in gigabits sold.  Total net sales for the second quarter and first six months of 2011 increased 15% and 22%, respectively, as compared to the corresponding periods of 2010 primarily due to increases in WSG and ESG sales as a result of the acquisition of Numonyx in May 2010 and a slight increase in NSG sales as a result of increases in gigabits sold.  DSG sales for the second quarter and first six months of 2011 decreased 30% and 19%, respectively, as compared to the corresponding periods of 2010 primarily due to declines in average selling prices mitigated by increases in gigabit sales.

Product sales were as follows:

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

DRAM	$950	$1,312	$1,009	$1,959	$2,367
NAND Flash	812	560	753	1,565	1,128
NOR Flash	392	--	422	814	--
Other	103	89	68	171	206
	$2,257	$1,961	$2,252	$4,509	$3,701

Sales of DRAM products for the second quarter of 2011 decreased 6% from the first quarter of 2011 primarily due to a 23% decline in average selling prices per gigabit offset by a 22% increase in production.  Sales of DRAM products for the second quarter of 2011 decreased 28% from the second quarter of 2010 due to a 37% decline in average selling prices partially offset by a 20% increase in production.  Sales of DRAM products for the first six months of 2011 decreased 17% from the first six months of 2010 due to a 26% decline in average selling prices partially offset by a 16% increase in production for the same period.  Increases in DRAM gigabits sold for all periods were enabled by production increases, achieved primarily through transitions to higher density, advanced geometry devices.  Sales of DDR2 and DDR3 DRAM, our highest volume products, were 32% of our total net sales for the second quarter of 2011 as compared to 34% of total net sales for the first quarter of 2011 and 52% for the second quarter of 2010.

We sell NAND Flash products in various forms, including discrete standalone devices as well as in multi-chip packages (“MCPs”) and other NAND Flash systems solution products.  MCPs and system solutions products combine NAND Flash devices with a controller and/or other semiconductor devices.  MCPs and system solution products generally have significantly higher average selling prices and costs per gigabit than discrete NAND Flash devices.  Our sales of MCPs and other system solution NAND Flash products increased in 2011 from 2010 due primarily to our acquisition of Numonyx in May 2010 and to targeted efforts at increasing sales of these products.  Average selling prices for our NAND Flash products are also impacted by the mix of product in our sales channels, particularly for those products sold to Intel Corporation (“Intel”) through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost.  See “Segment Operating Results – NAND Solutions Group” for further detail.

Sales of NAND Flash products for the second quarter of 2011 increased 8% from the first quarter of 2011 primarily due to a 20% increase in production partially offset by declines in average selling prices for MCPs and NAND Flash systems solution products.  Average selling prices of discrete NAND products for the second quarter of 2011 were essentially unchanged from the first quarter.  Sales of NAND Flash products for the second quarter of 2011 increased 45% from the second quarter of 2010 due largely to our acquisition of Numonyx in May 2010 and a 63% increase in production partially offset by declines in average selling prices for discrete NAND Flash products.  Sales of NAND Flash products for the first six months of 2011 increased 39% from the first six months of 2010 due largely to our acquisition of Numonyx and a 40% increase in production partially offset by declines in average selling prices for discrete NAND Flash products.  The increases in NAND Flash gigabits sold in all periods were enabled by production increases achieved primarily through transitions to higher density, advanced geometry devices.

Sales of NOR Flash products for the second quarter of 2011 decreased 7% from the first quarter of 2011 primarily due to a seasonal reduction in demand and to the effects of a shift in product mix to higher density devices, which generally have a lower average selling price per gigabit.  Our sales of NOR Flash products in 2011 were due to our acquisition of Numonyx.

Gross Margin

Our overall gross margin percentage declined from 23% for the first quarter of 2011 to 19% for the second quarter of 2011 primarily due to a 23% decline in DRAM average selling prices mitigated by a 10% reduction in DRAM cost per gigabit.  For the second quarter of 2011, the gross margin percentage on sales of NAND Flash products was up slightly from the first quarter as cost reductions outpaced declines in average selling prices and due to the effects of shifts in product mix.

Our overall gross margin percentage declined from 33% for the second quarter of 2010 to 19% for the second quarter of 2011 primarily due to a 37% decline in DRAM average selling prices mitigated by an 18% reduction in DRAM cost per gigabit.  For the second quarter of 2011, the gross margin percentage on sales of NAND Flash products decreased from the second quarter of 2010 due to effects of shifts in product mix, mitigated by cost reductions.

Our overall gross margin percentage declined from 29% for the first six months of 2010 to 21% for the first six months of 2011 primarily due to a 26% decline in average selling prices for DRAM products mitigated by an 18% reduction in DRAM cost per gigabit.  For the first six months of 2011, the gross margin percentage on sales of NAND Flash products decreased from the first six months of 2010 due to declines in average selling prices and shifts in product mix, mitigated by cost reductions.

Cost reductions for DRAM and NAND Flash products in the second quarter and first six months of 2011 were primarily due to lower manufacturing costs from increased production of higher-density, advanced-geometry devices.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the second quarter of 2011 increased 4% as compared to the first quarter of 2011 primarily due to higher payroll costs.  SG&A expenses for the second quarter and first six months of 2011 increased 46% and 45%, respectively, from the corresponding periods of 2010 primarily due to increased costs associated with the Numonyx acquisition and to a lesser extent higher payroll costs.  As a result of the acquisition of Numonyx, we expect to incur higher SG&A expenses for 2011 as compared to 2010, which only reflected Numonyx's operations from the May 7, 2010 acquisition date.  We expect that SG&A expenses will approximate $140 million to $150 million for the third quarter of 2011.

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

R&D expenses for the second quarter of 2011 were essentially unchanged from the first quarter of 2011 as increased wafer processing costs associated were largely offset by increased reimbursements under cost-sharing arrangements and other cost reductions.  R&D expenses for the second quarter and first six months of 2011 increased 26% and 30%, respectively, from the corresponding periods of 2010 primarily due to costs associated with R&D activities for acquired Numonyx operations and higher payroll costs, partially offset by a DRAM cost-sharing arrangement with Nanya Technology Corporation ("Nanya") that commenced in the third quarter of 2010.  As a result of amounts reimbursable from Nanya under the DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $33 million for the second quarter of 2011 and $30 million for the first quarter of 2011.  As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $23 million for the second quarter of 2011, $23 million for the first quarter of 2011 and $29 million for the second quarter of 2010.  We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will increase to approximately $210 million to $220 million for the third quarter of 2011 due to a higher volume of pre-qualification wafers processed, notably for 42 nanometer (“nm”) and 3Xnm DRAM products and 20nm NAND products.

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

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Samsung patent cross-license agreement	$(40)	$--	$(200)	$(240)	$--
Restructure	(17)	(1)	4	(13)	(2)
(Gain) loss on disposition of property, plant and equipment	(16)	(7)	--	(16)	(9)
(Gain) loss from changes in currency exchange rates	--	(2)	7	7	19
Other	(3)	(11)	(2)	(5)	(21)
	$(76)	$(21)	$(191)	$(267)	(13)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the second quarter and the first quarter of 2011, other operating income included gains from cash received from Samsung under the agreement of $40 million and $200 million, respectively.  We received an additional $35 million from this agreement in March 2011, subsequent to our second quarter of 2011.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Interest Income (Expense)

Interest expense for the second quarter of 2011, first quarter of 2011 and second quarter of 2010, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $13 million, $18 million and $19 million, respectively.  Net proceeds received at inception from our 1.875% convertible notes due June 2014 (the "2014 Notes") and 1.875% convertible notes due June 2027 (the "2027 Notes") (expected maturity date of June 2017 as a result of the holders' option to have us repurchase the 2027 Notes) were allocated between a liability component (issued at a discount) and an equity component.  The debt discount is being amortized from issuance through the expected maturity dates of the convertible notes, with the amortization recorded as additional non-cash interest expense.  Included in the noncash interest expense above is amortization on the convertible notes of $12 million for the second quarter of 2011, $14 million for the first quarter of 2011 and $14 million for the second quarter of 2010.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Non-Operating Income (Expense), Net

Other non-operating income in the first quarter of 2011 included a $111 million loss in connection with a series of debt restructure transactions with certain holders of our convertible notes.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other non-operating income in the first quarter of 2010 included a gain of $56 million recognized in connection with an issuance of common shares in a public offering by Inotera Memories, Inc. (“Inotera”).  As a result of the issuance, our interest in Inotera decreased from 35.5% to 29.8%.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya" note.)

Income Taxes

Income tax provision in the second quarter of fiscal 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in tax rates.  Income tax provision in the second and first quarters of 2011 included charges of $7 million and $33 million, respectively, in connection with the Samsung license agreement.  Remaining taxes in 2011 and 2010 primarily reflected taxes on our non-U.S. operations and U.S. alternative minimum tax.  We have a valuation allowance for a substantial portion of our net deferred tax asset associated with our U.S. operations.  Taxes attributable to U.S. operations in fiscal 2011 and 2010 were substantially offset by changes in the valuation allowance.

Equity in Net Losses of Equity Method Investees

We recognize our share of quarterly earnings or losses for all of our equity method investees on a two-month lag.  Our equity in net income (loss) of equity method investees, net of tax, was as follows:

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Inotera:
Equity method losses	$(45)	$4	$(26)	$(71)	$(22)
Inotera Amortization	12	13	12	24	26
Other	(2)	(2)	--	(2)	(3)
	(35)	15	(14)	(49)	1
Transform	(9)	--	(7)	(16)	--
Aptina	(4)	(2)	(5)	(9)	(5)
	$(48)	$13	$(26)	$(74)	$(4)

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2011 and 2010 primarily reflected the share of income or losses attributed to the noncontrolling interests in our former TECH joint venture.  In the second quarter of 2011, we acquired HP's and Canon's interests in TECH in two separate transactions for an aggregate of $159 million.  In connection therewith, noncontrolling interest in subsidiaries were reduced by $226 million and additional capital increased by $67 million.  As a result of these transactions, our ownership interest in TECH increased during the second quarter of 2011 from 87% to 100%.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd." note.)

Stock-based Compensation

Total compensation cost for our equity plans for the second quarter of 2011, first quarter of 2011 and second quarter of 2010 was $19 million, $19 million and $22 million, respectively.  Stock compensation expenses fluctuate based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.

Segment Operating Results

DRAM Solutions Group (“DSG”)

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Net sales	$841	$1,204	$903	$1,744	$2,152
Operating income (loss)	51	347	225	276	523

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products.  DSG sales for the second quarter of 2011 decreased 7% from the first quarter of 2011 primarily due to the decline in average selling prices for DRAM products partially offset by an increase in gigabits sold.  DRAM products acquired from our Inotera joint venture accounted for 20% of our DSG net sales in the second quarter of 2011 as compared to 9% for the first quarter of 2011 and 21% for the second quarter of 2010.  We have rights and obligations to purchase 50% of Inotera's wafer production capacity under a supply agreement with Inotera (the “Inotera Supply Agreement”).  We expect that our DRAM supply from Inotera will increase in the second half of 2011 due to Inotera's completion of its transition to our DRAM technology.

DSG operating income decreased from the first quarter of 2011 to the second quarter of 2011 primarily due to the decreases in average selling prices, partially offset by reductions in manufacturing costs per gigabit.  Manufacturing cost reductions were primarily due to improved production efficiencies.  Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and ourselves.  Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera.  In the first six months of 2011, we realized significantly lower gross margins on sales of Inotera DRAM products than for sales of our other DSG products as Inotera ramped production of our DRAM technology.  DSG recognized gains in other operating income from the Samsung license arrangement of $9 million and $59 million for the second quarter and first quarter of 2011, respectively.

DSG sales for the second quarter and first six months of 2011 decreased 30% and 19%, respectively, from the corresponding periods of 2010 primarily due to declines in average selling prices partially offset by increases in gigabits sold.  DSG operating income decreased for the second quarter and first six months of 2011 from the corresponding periods of 2010 primarily due to decreases in average selling prices, partially offset by reductions in manufacturing costs per gigabit.

 DSG operating income for the second quarter and first six months of 2011 benefitted from lower R&D cost as compared to the corresponding periods of 2010 due to the DRAM R&D cost-sharing agreement with Nanya that commenced in the third quarter of 2010.  DSG operating income for the second quarter and first six months of 2011 also benefitted from the Samsung license arrangement gains.

NAND Solutions Group (“NSG”)

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Net sales	$552	$507	$502	$1,054	$1,023
Operating income (loss)	72	48	57	129	69

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products.  NSG sales for the second quarter of 2011 increased 10% from the first quarter of 2011 primarily due to an increase in gigabits sold partially offset by a decline in average selling prices per gigabit.  We sell NSG products in three principal channels:  (1) to Intel Corporation (“Intel”) through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, (2) to original equipment manufacturers (“OEMs”) and other resellers and (3) to retailers.

NSG sales through IM Flash to Intel were $202 million for the second quarter of 2011, $209 million for the first quarter of 2011 and $172 million for the second quarter of 2010.  We expect that the ramp of production at IM Flash's new wafer fabrication facility in Singapore will begin to increase our NAND Flash production in the second half of 2011.  Our share of the operating costs and supply from IMFS adjusts to changes in our ownership interest, with generally a 12-month lag (depending on the status of IMFS as of such date) from the date of the applicable ownership change.  Accordingly, we anticipate that our share of IMFS costs and supply will increase from 53% as of March 3, 2010 to our current ownership interest in IMFS (82% as of March 25, 2011).  For the second quarter of 2011, average selling prices for IM Flash sales to Intel decreased as compared to the first quarter of 2011 due to reductions in costs per gigabit.  NSG sales of NAND Flash products to our OEM, reseller and retail customers were 19% higher for the second quarter of 2011 as compared to the first quarter of 2011 primarily due to an increase in gigabit sales.  Average selling prices to our NSG OEM and reseller customers for the second quarter of 2011 declined as compared to the first quarter of 2011 and average selling prices of our Lexar brand, which is directed primarily at the retail market, also declined.

NSG's operating income improved for the second quarter of 2011 from the first quarter of 2011 primarily due to reductions in costs per gigabit as a result of lower manufacturing costs from increased production of higher-density, advanced-geometry devices.  NSG operating margins reflect sales of approximately half of IM Flash's output to Intel at long-term negotiated prices approximating cost.  NSG's cost of goods sold for the second quarter of 2011, first quarter of 2011 and second quarter of 2010 included $24 million, $39 million and $11 million, respectively, of underutilized capacity costs from IM Flash's wafer fabrication facility in Singapore (“IMFS”).  The lower costs in the second quarter of 2011 quarter were primarily due to research and other incentives received in the period.  In addition, pre-production costs of $15 million at IMFS were charged to cost of goods sold in the second quarter of 2011.  We anticipate that IMFS will begin to record production costs to inventory in the third quarter of 2011 as the initial products are qualified for sales to customers.  NSG recognized gains in other operating income from the Samsung license arrangement of $8 million and $39 million for the second quarter and first quarter of 2011, respectively.

NSG sales for the second quarter and first six months of 2011 increased 9% and 3%, respectively, from the corresponding periods of 2010 primarily due to increases in gigabits sold partially offset by declines in average selling prices.  NSG operating income increased for the second quarter and first six months of 2011 as compared to the corresponding periods of 2010 primarily due to reductions in manufacturing costs per gigabit as a result of improved production efficiencies.  NSG operating income for the second quarter and first six months of 2011 benefitted from the Samsung license arrangement gains.

Wireless Solutions Group (“WSG”)

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Net sales	$510	$72	$511	$1,021	$163
Operating income (loss)	10	(7)	56	66	(20)

In the second quarter of 2011, WSG sales were composed of NOR Flash, NAND Flash and DRAM in decreasing order of revenue.  WSG sales for the second quarter of 2011 were essentially unchanged from the first quarter of 2011 as declines in average selling prices were offset by an increase in gigabits sold.  WSG operating income decreased from the first quarter of 2011 to the second quarter of 2011 primarily due to the decreases in average selling prices, partially offset by reductions in manufacturing costs per gigabit.  A portion of NAND Flash sold by WSG is obtained from Hynix at market prices and in future quarters this supply is expected to transition to lower cost Micron production.  WSG recognized gains in other operating income from the Samsung license arrangement of $16 million and $68 million for the second quarter and first quarter of 2011, respectively.  The significant increase in WSG sales and operating income for the second quarter and first six months of 2011 as compared to the corresponding periods of 2010 was primarily due to the acquisition of Numonyx in May of 2010.

Embedded Solutions Group (“ESG”)

	Second Quarter		First Quarter	Six Months
	2011	2010	2011	2011	2010

Net sales	$252	$87	$266	$518	$153
Operating income (loss)	58	40	78	136	67

In the second quarter of 2011, ESG sales were composed of NOR Flash, DRAM and NAND Flash in decreasing order of revenue.  ESG sales for the second quarter of 2011 decreased 5% from the first quarter of 2011 primarily due to declines in average selling prices.  ESG operating income decreased from the first quarter of 2011 to the second quarter of 2011 primarily due to the decreases in average selling prices, partially offset by reductions in manufacturing costs per gigabit.  A portion of NAND Flash sold by ESG is obtained from Hynix at market prices and in future quarters this supply is expected to transition to lower cost Micron production.  ESG recognized gains in other operating income from the Samsung license arrangement of $5 million and $24 million for the second quarter and first quarter of 2011, respectively.  The significant increase in ESG sales and operating income for the second quarter and first six months of 2011 as compared to the corresponding periods of 2010 was primarily due to the acquisition of Numonyx in May of 2010.

Liquidity and Capital Resources

As of March 3, 2011, we had cash and equivalents totaling $2,184 million compared to $2,913 million as of September 2, 2010.  The balance as of March 3, 2011 included $352 million held at our IM Flash joint ventures.  Our ability to access funds held by IM Flash to finance our other operations is subject to agreement by the joint venture partners and contractual limitations.  Amounts held by IM Flash are not anticipated to be available to finance our other operations.

Our cash and equivalents were composed of the following as of March 3, 2011:

Bank deposit accounts	$528
Money market accounts	1,215
Certificates of deposit	441
$2,184

To mitigate credit risk we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

As of March 3, 2011, we had $338 million of restricted cash.  Included in restricted cash is $250 million on deposit as collateral for our guarantee of a loan to a former joint venture between Numonyx and Hynix Semiconductor (the "Hynix JV").  The Hynix JV loan of $250 million is due in periodic installments from calendar 2014 through 2016.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  Also, included in restricted cash was $60 million related to our TECH subsidiary's credit facility.  The $250 million principal outstanding on the TECH credit facility was fully repaid in March 2011, subsequent to the end of our second quarter and the $60 million was released from restricted cash at that time.

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

Operating activities:  Net cash provided by operating activities was $1,541 million for the first six months of 2011, which reflected approximately $1,271 million generated from the production and sales of our products, $200 million from a patent cross-license agreement (net of tax) and a $70 million decrease in working capital.

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung.  Under the agreement, Samsung paid us $240 million in the first six months of 2011 and an additional $35 million in March 2011, subsequent to our second quarter of 2011.

Investing activities:  Net cash used for investing activities was $1,238 million for the first six months of 2011, which consisted primarily of cash expenditures of $1,189 million for property, plant and equipment.  We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and research and development.  We expect that capital spending for 2011 will be at the top end of a range of approximately $2.6 billion to $2.9 billion.  The actual amount in 2011 will vary depending on market conditions.  As of March 3, 2011, we had commitments of approximately $800 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing activities:  Net cash used for financing activities was $1,032 million for the first six months of 2011, which included $812 million of payments on debt, $221 million of payments on equipment purchase contracts, $99 million of distributions to joint venture partners and $95 million of proceeds from equipment sale-leaseback financing transactions.

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

Other debt payments included $200 million to repay our Mai Liao note on maturity and $100 million to reduce the amount outstanding under TECH's credit facility.

On March 21, 2011, we prepaid the $250 million principal balance outstanding under our TECH subsidiary's credit facility.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Joint ventures:  In the first six months of 2011, IM Flash distributed $99 million to Intel.  Timing of future distributions to Intel is subject to market conditions and availability of cash.  In 2011, IM Flash began installing tools at its new 300mm wafer fabrication facility in Singapore.  We made contributions to IM Flash of $392 million in the first quarter of 2011, $343 million in the second quarter of 2011 and $409 million in March 2011, subsequent to our second quarter of 2011.  Intel did not make any contributions to IM Flash in 2011 through March of 2011.  We expect to make significant contributions to IM Flash in future periods in connection with the tool installations and other start-up activities at the Singapore facility.  The level of our future capital contributions to IM Flash will depend on market conditions and the extent to which Intel participates with us in future IM Flash capital calls.

In the second quarter of 2011, we acquired HP's and Canon's interests, respectively, in two separate transactions for an aggregate of $159 million.  As a result of these transactions, our ownership interest in TECH increased during the second quarter of 2011 from 87% to 100%.

Contractual obligations:  As of March 3, 2011, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2011	2012	2013	2014	2015	2016 and thereafter
	(amounts in millions)
Notes payable1	$1,620	$117	$179	$27	$1,113	$3	$181
Capital lease obligations1	491	163	106	43	43	40	96
Operating leases	130	19	24	21	14	9	43

1 Includes interest

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on variable interest entities ("VIEs") which (1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a VIE with an approach that is primarily qualitative, (2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and (3) requires additional disclosures about an enterprise's involvement in VIE.  We adopted this standard as of the beginning of 2011.  The initial adoption of this standard did not have a significant impact on our financial statements as of the adoption date.  The impact on future periods will depend on changes in the nature and composition of our VIEs.

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

Consolidations:  We have interests in joint venture entities that are VIEs.  Determining whether to consolidate a VIE may require judgment in assessing (1) whether an entity is a VIE and (2) if we are the entity's primary beneficiary and thus required to consolidate the entity.  To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (1) the power to direct the activities that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances.  Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.

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

Inventories:  Inventories are stated at the lower of average cost or market value and we recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008 to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $168 million at March 3, 2011.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  Our inventories have been categorized as memory, imaging and microdisplay products.  The major characteristics we consider in determining inventory categories are product type and markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 3, 2011, $1,488 million of our $1,740 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $2,256 million as of March 3, 2011 and $2,565 million as of September 2, 2010.  We estimate that, as of March 3, 2011, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $46 million.  As of March 3, 2011, $252 million of the debt had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $3 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $575 million as of March 3, 2011 and U.S. $504 million as of September 2, 2010.  We also had foreign currency liabilities valued at an aggregate of U.S. $879 million as of March 3, 2011, and U.S. $901 million as of September 2, 2010.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	March 3, 2011			September 2, 2010
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(amounts in millions)

Cash and cash equivalents	$24	$24	$42	$27	$27	$53
Deferred tax assets	--	113	7	--	115	6
Receivables	75	8	57	52	15	77
Other assets	16	9	99	9	13	66
Accounts payable and accrued expenses	(103)	(180)	(180)	(158)	(186)	(168)
Debt	(78)	(8)	(3)	(78)	(9)	(61)
Other liabilities	(15)	(75)	(114)	(14)	(75)	(100)
Net assets (liabilities)	$(81)	$(109)	$(92)	$(162)	$(100)	$(127)

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of March 3, 2011, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the yen, the euro and the Singapore dollar.  During 2010, we began using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decision regarding disclosure.

During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  Trial is scheduled to begin in June 2011.

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

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary (“Aptina”), in the U.S. District Court for the Central District of California.  The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs.  On February 7, 2011, the Court ruled that one of the four patents in suit was invalid.  On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice.

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

For the first six months of 2011, average selling prices of DRAM and NAND Flash products decreased 26% and 4%, respectively, as compared to the first six months of 2010.  For 2010 average selling prices of NAND products decreased 18% and average selling prices of DRAM products increased 28% as compared to 2009.  The increase in average selling prices for DRAM products in 2010 was the first annual increase since 2004.  For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008.  For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007.  For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006.  In some prior periods, average selling prices for our memory products have been below our manufacturing costs.  If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected.

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

The limited availability of raw materials, supplies or capital equipment could materially adversely affect our business, results of operations or financial condition.

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

Our operations are dependent on our ability to procure advanced semiconductor equipment that enables the transition to lower cost manufacturing processes.  For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier.  In recent periods we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier's limited capacity.  Our inability to obtain this equipment timely could adversely affect our ability to transition to next generation manufacturing processes and reduce costs.  Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp.  If we are unable to obtain advanced semiconductor equipment timely, our business, results of operations or financial condition could be materially adversely affected.

A number of suppliers of our raw materials are located in Japan.  These suppliers provide key components in our manufacturing process including chemicals, other materials and wafers.  Some of our key semiconductor equipment suppliers are also located in Japan. Some of these suppliers were affected by the March 2011 earthquake and tsunami and some continue to be affected by unreliable power, shipping constraints and issues with their suppliers.  We may also encounter reduced demand for our memory products in the event customers are unable to obtain adequate supplies of other components due to the events in Japan.  We are rigorously assessing our potential exposure but significant uncertainties exist such that the extent and duration of these supply constraints cannot be currently determined.  Although we have sufficient inventory to cover our immediate needs, we may experience significant shortages or delays that could cause us to change our manufacturing processes, limit our capacity, force us to seek alternative suppliers, increase the cost of our components and delay our capital expansion plans.  As a result, our business, results of operations or financial condition could be materially adversely affected.

Our ownership interest in Inotera involves numerous risks.

Our 29.7% ownership interest in Inotera involves numerous risks including the following:

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

In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase 50% of the wafer production of Inotera.  In the first six months of 2011, we purchased $304 million of DRAM products from Inotera.

We have received correspondence from, and have been engaged in discussions with, Qimonda AG's bankruptcy administrator (the “Administrator”) relating to Qimonda's transfer to us of its Inotera shares.  The Administrator has stated his belief that the share transfer and related transactions are voidable and accordingly is seeking additional compensation relating to such transfer.  To date, we have been unable to resolve these issues.  Counsel for the Administrator recently informed our German counsel that a lawsuit has been filed in Munich, Germany, however we have not received service of process of the complaint and is not aware of the parties to the suit or its contents.  The resolution of these issues could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition.  Rambus alleges that it is entitled to actual damages of more than a billion dollars and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs.  Trial is scheduled to begin in June 2011.  (See "Item 1.  Legal Proceedings" for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs.  To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology.  We expect that capital spending for 2011 will be at the top end of a range of approximately $2.6 billion to $2.9 billion.  The actual amount in 2011 will vary depending on funding participation by joint venture partners and market conditions.  As of March 3, 2011, we had cash and equivalents of $2,184 million, of which $352 million consisted of cash and investments of IM Flash that would generally not be available to finance our other operations.  In the past we have utilized external sources of financing when needed.  As a result of the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us.  There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets.  Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products.  These arrangements include our IM Flash NAND Flash joint ventures with Intel, our Inotera DRAM joint venture with Nanya, our MP Mask joint venture with Photronics, our Transform joint venture with Origin Energy and our CMOS image sensor wafer supply agreement with Aptina.  These joint ventures and strategic partnerships are subject to various risks that could adversely affect the value of our investments and our results of operations.  These risks include the following:

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures which may result in us increasing our capital contributions to such ventures, resulting in additional cash expenditures by us; for example, our contributions to IM Flash Singapore in 2010 and the first six months of 2011 totaled $128 million and $735 million, respectively, while Intel's contributions totaled $38 million and $0, respectively;

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

Our future success may depend on our ability to develop and produce competitive new memory technologies.

Our key semiconductor memory technologies of DRAM, NAND Flash, NOR Flash face technological barriers to continue to meet long-term future customer needs.  These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements, and improve power consumption and reliability.  To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry.  Accordingly, our future success may depend on our ability to develop and produce competitive new memory technologies.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively manufacture new products, that we will be able to successfully market these technologies or that margins generated from sales of these products will allow us to recover costs of development efforts.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen.  We recorded net losses from changes in currency exchange rates of $7 million for the first six months of 2011 and $23 million for 2010.  To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of March 3, 2011 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the yen, the euro and the Singapore dollar.  In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition may be adversely affected.

We may incur losses in connection with our guarantee of Hynix-Numonyx Semiconductor Ltd. debt.

In connection with our acquisition of Numonyx on May 7, 2010, we acquired a 20.7% noncontrolling equity interest in Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV"), a joint venture with Hynix Semiconductor, Inc. ("Hynix") and Hynix Semiconductor (WUXI) Limited.  The change in control of Numonyx gave Hynix the right to purchase all of our equity interests in the Hynix JV, and Hynix completed the acquisition of our interest on August 31, 2010.  Concurrent with our acquisition of Numonyx, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that require us to guarantee an outstanding $250 million loan, due in periodic installments from calendar 2014 through 2016, made by DBS to the Hynix JV.  Pursuant to the agreements, in the fourth quarter of 2010, we deposited $250 million of proceeds from the sale of our interest in the Hynix JV into a pledged account at DBS to collateralize our obligations under the guarantee of the loan.  The amount on deposit in the DBS account is accounted for as restricted cash on our balance sheet.  The amount on deposit and our guarantee decrease as payments are made by the Hynix JV against the loan.  There can be no assurance that the Hynix JV will not default under such loan.

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

Sales to customers outside the United States approximated 85% of our consolidated net sales for the first six months of 2011.  In addition, a substantial portion of our manufacturing operations are located outside the United States.  In particular, a significant portion of our manufacturing operations are concentrated in Singapore.  Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance.  Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs.  Additionally, our control over operations at our IM Flash, Inotera, MP Mask and Transform joint ventures is limited by our agreements with our partners.  From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures.  If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers.  This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

Item 2.  Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2011, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 273,566 shares of our common stock at an average price per share of $9.98.  We retired these shares in the second quarter of 2011.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 3, 2010 – January 6, 2011	43,419	$8.02	N/A	N/A
January 7, 2011 – February 3, 2011	138,105	9.62	N/A	N/A
February 4, 2011 – March 3, 2011	92,042	11.44	N/A	N/A
	273,566	9.98

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
4.1	Indenture, dated November 3, 2010, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association (3)
4.2	Form of New Note (included in Exhibit 4.1 hereto) (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(2)	Incorporated by reference to Current Report on Form 8-K dated December 10, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated November 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: April 12, 2011	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)