Form 10-Q
period 2011-06-02
MICRON TECHNOLOGY INC
filed 2011-07-12
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of July 5, 2011, was 1,003,980,834.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Net sales	$2,139	$2,288	$6,648	$5,989
Cost of goods sold	1,661	1,440	5,211	4,056
Gross margin	478	848	1,437	1,933

Selling, general and administrative	151	190	437	387
Research and development	211	142	582	427
Other operating (income) expense, net	(121)	(24)	(388)	(37)
Operating income	237	540	806	1,156

Gain on acquisition of Numonyx	—	437	—	437
Interest income	6	4	21	8
Interest expense	(28)	(44)	(94)	(137)
Other non-operating income (expense), net	10	1	(104)	56
	225	938	629	1,520

Income tax (provision) benefit	(104)	41	(187)	44
Equity in net income (loss) of equity method investees, net of tax	(44)	(19)	(118)	(23)
Net income	77	960	324	1,541

Net income attributable to noncontrolling interests	(2)	(21)	(22)	(33)
Net income attributable to Micron	$75	$939	$302	$1,508

Earnings per share:
Basic	$0.07	$1.06	$0.31	$1.75
Diluted	0.07	0.92	0.30	1.55

Number of shares used in per share calculations:
Basic	998.9	885.4	986.6	860.0
Diluted	1,041.7	1,049.4	1,036.9	1,019.7

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	June 2, 2011	September 2, 2010
Assets
Cash and equivalents	$2,395	$2,913
Receivables	1,495	1,531
Inventories	2,068	1,770
Other current assets	87	119
Total current assets	6,045	6,333
Intangible assets, net	424	323
Property, plant and equipment, net	7,103	6,601
Equity method investments	499	582
Restricted cash	13	335
Other noncurrent assets	486	519
Total assets	$14,570	$14,693

Liabilities and equity
Accounts payable and accrued expenses	$1,912	$1,509
Deferred income	412	298
Equipment purchase contracts	80	183
Current portion of long-term debt	184	712
Total current liabilities	2,588	2,702
Long-term debt	1,388	1,648
Other noncurrent liabilities	562	527
Total liabilities	4,538	4,877

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,003.9 shares issued and outstanding (994.5 as of September 2, 2010)	100	99
Additional capital	8,598	8,446
Accumulated deficit	(234)	(536)
Accumulated other comprehensive income	119	11
Total Micron shareholders' equity	8,583	8,020
Noncontrolling interests in subsidiaries	1,449	1,796
Total equity	10,032	9,816
Total liabilities and equity	$14,570	$14,693

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	June 2, 2011	June 3, 2010
Cash flows from operating activities
Net income	$324	$1,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,550	1,413
Amortization of debt discount and other costs	42	61
Equity in net (income) losses of equity method investees, net of tax	118	23
Loss on extinguishment of debt	113	—
Stock-based compensation	57	73
Gain from disposition of Japan Fab	(54)	—
Gain from Inotera stock issuance	—	(56)
Gain from acquisition of Numonyx	—	(437)
Change in operating assets and liabilities:
(Increase) decrease in receivables	110	(556)
(Increase) in inventories	(345)	(88)
(Increase) decrease in deferred income taxes, net	101	(44)
Increase in accounts payable and accrued expenses	40	165
(Decrease) in customer prepayments	(1)	(143)
Increase in deferred income	115	28
Other	(40)	39
Net cash provided by operating activities	2,130	2,019

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,682)	(269)
Acquisition of noncontrolling interests in TECH	(159)	—
Additions to equity method investments	(22)	(151)
Decrease in restricted cash	324	10
Proceeds from sales of property, plant and equipment	124	86
Return of equity method investment	48	—
Cash acquired from acquisition of Numonyx	—	95
Other	(5)	10
Net cash used for investing activities	(1,372)	(219)

Cash flows from financing activities
Repayments of debt	(1,139)	(748)
Payments on equipment purchase contracts	(262)	(199)
Distributions to noncontrolling interests	(159)	(244)
Proceeds from equipment sale-leaseback transactions	268	—
Cash received from noncontrolling interests	8	24
Proceeds from debt	—	200
Other	8	(5)
Net cash used for financing activities	(1,276)	(972)

Net increase (decrease) in cash and equivalents	(518)	828
Cash and equivalents at beginning of period	2,913	1,485
Cash and equivalents at end of period	$2,395	$2,313

Supplemental disclosures
Income taxes refunded (paid), net	$(79)	$11
Interest paid, net of amounts capitalized	(54)	(85)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	422	281
Exchange of convertible notes	175	—
Stock and restricted stock units issued in acquisition of Numonyx	—	1,112
Acquisition of interest in Transform	—	65
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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our third quarter of fiscal 2011 and 2010 ended on June 2, 2011 and June 3, 2010, respectively. Our fiscal 2010 ended on September 2, 2010. All period references are our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 2, 2010 and in our Form 8-K filed on April 14, 2011.

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

Variable Interest Entities

We have interests in joint venture entities that are variable interest entities ("VIEs").  If we are the primary beneficiary of the VIE, we are required to consolidate it.  To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing and other applicable agreements and circumstances.  Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgment.  For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.  For further information regarding our consolidated VIEs, see "Consolidated Variable Interest Entities" note.

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

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit Transform to finance its activities without additional subordinated financial support from us and our partner, Origin Energy Limited ("Origin").  We have determined that we do not have power to direct the activities of Transform that most significantly impacts its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions.  Therefore, we account for our interest in Transform under the equity method.

Consolidated Variable Interest Entities

IMFT and IMFS – IM Flash Technologies, LLC ("IMFT") and IM Flash Singapore LLP ("IMFS") are both VIEs because all of their costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and they are dependent upon us and Intel for any additional cash requirements.  For both IM Flash entities (i.e., IMFT and IMFS), we determined that we have the power to direct the activities of the entities that most significantly impact their economic performance.  The primary activities of the IM Flash entities are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct key activities of the entities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  As a result of our 83% ownership interest in IMFS, we have significantly greater economic exposure than Intel.  We also determined that we have the obligation to absorb losses and the right to receive benefits from the IM Flash entities that could potentially be significant to these entities.  Therefore, we consolidate the IM Flash entities.

MP Mask – MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed to us and our partner, Photronics, Inc. ("Photronics"), through product purchase agreements and it is dependent upon us and Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impacts its economic performance, primarily due to (1) our tie-breaking voting rights over key operating decisions and (2) nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to MP Mask.  Therefore, we consolidate MP Mask.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the third quarter of 2012. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

Japan Fabrication Facility

On June 2, 2011, we sold our wafer fabrication facility in Japan (the "Japan Fab") to Tower Semiconductor Ltd. ("Tower"). Under the arrangement, Tower agreed to pay $40 million in cash, which was received in June subsequent to the end of our third quarter of 2011, and approximately 20 million of Tower ordinary shares. In addition, we will receive $20 million in twelve equal monthly installments beginning in the second quarter of 2012. We recorded a gain of $54 million (net of transaction costs of $3 million) in connection with the sale of the Japan Fab. In addition, we recorded a tax provision of $74 million related to the gain on the sale and to write down certain tax assets associated with the Japan Fab. The carrying values of the assets sold and liabilities transferred to Tower on the transaction date prior to the effects of the transaction were as follows:

Inventories	$38
Property, plant and equipment	56
Other assets	3
Accounts payable and accrued expenses	(5)
Capital lease obligations	(8)
Other noncurrent liabilities, including $9 million unrecognized pension expense in other comprehensive income	(61)
Net carrying value of assets sold and liabilities transferred	$23

In connection with the sale of the Japan Fab, we entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014.

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

	Quarter ended	Nine months ended
	June 3, 2010	June 3, 2010
Net sales	$2,781	$7,489
Net income	987	1,538
Net income attributable to Micron	966	1,505
Earnings per share:
Basic	$0.98	$1.53
Diluted	0.86	1.38

The unaudited pro forma financial information for the quarter and nine months ended June 3, 2010 includes our results for the quarter and nine months ended June 3, 2010, respectively, and the results of Numonyx, including the adjustments described above, for its fiscal quarter and nine months ended March 27, 2010, respectively.

Receivables

As of	June 2, 2011	September 2, 2010
Trade receivables (net of allowance for doubtful accounts of $2 million and $4 million, respectively)	$1,065	$1,238
Income and other taxes	134	115
Related party receivables	74	64
Other	222	114
	$1,495	$1,531

As of June 2, 2011 and September 2, 2010, related party receivables included $70 million and $57 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of June 2, 2011 and September 2, 2010, other receivables included $31 million and $30 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of June 2, 2011 and September 2, 2010, other receivables also included $26 million and $17 million, respectively, due from Nanya for amounts related to a DRAM product design and process development activities under a cost-sharing agreement. (See "Equity Method Investments" note and "Consolidated Variable Interest Entities" note.)

Inventories

As of	June 2, 2011	September 2, 2010
Finished goods	$609	$623
Work in process	1,322	1,031
Raw materials and supplies	137	116
	$2,068	$1,770

Intangible Assets

As of	June 2, 2011		September 2, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$581	$(207)	$439	$(181)
Customer relationships	127	(78)	127	(66)
Other	23	(22)	23	(19)
	$731	$(307)	$589	$(266)

During the first nine months of 2011 and 2010, we capitalized $157 million and $27 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 9 years, respectively.

Amortization expense was $19 million and $56 million for the third quarter and first nine months of 2011, respectively, and $23 million and $57 million for the third quarter and first nine months of 2010, respectively.  Annual amortization expense for intangible assets is estimated to be $80 million for 2011, $84 million for 2012, $78 million for 2013, $70 million for 2014 and $51 million for 2015.

Property, Plant and Equipment

As of	June 2, 2011	September 2, 2010
Land	$92	$95
Buildings	4,447	4,394
Equipment	13,870	12,970
Construction in progress	136	73
Software	284	281
	18,829	17,813
Accumulated depreciation	(11,726)	(11,212)
	$7,103	$6,601

Depreciation expense was $528 million and $1,494 million for the third quarter and first nine months of 2011, respectively, and $453 million and $1,356 million for the third quarter and first nine months of 2010, respectively.

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $37 million as of June 2, 2011 and $56 million as of September 2, 2010.

Equity Method Investments

As of	June 2, 2011		September 2, 2010
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Inotera	$406	29.7%	$434	29.9%
MeiYa	1	50.0%	44	50.0%
Transform	84	50.0%	82	50.0%
Aptina	8	35.0%	22	35.0%
	$499		$582

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Inotera:
Equity method income (losses)	$(42)	$(16)	$(113)	$(38)
Inotera Amortization	12	12	36	38
Other	(2)	—	(4)	(3)
	(32)	(4)	(81)	(3)
Transform	(8)	(6)	(24)	(6)
Aptina	(4)	(11)	(13)	(16)
MeiYa	—	2	—	2
	$(44)	$(19)	$(118)	$(23)

Our maximum exposure to loss from our involvement with our equity method investments that are VIEs was as follows:

As of	June 2, 2011
Inotera	$353
MeiYa	1
Transform	87

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

Inotera and MeiYa DRAM joint ventures with Nanya:  We have partnered with Nanya in two Taiwanese DRAM memory companies, Inotera and MeiYa.  Under a licensing arrangement with Nanya, we recognized $13 million and $65 million of license revenue in net sales during the third quarter and first nine months of 2010, respectively, and had recognized a total of $207 million through the completion of the arrangement in April 2010.  Under a cost-sharing arrangement beginning in April 2010, we share equally in DRAM development costs with Nanya and, as a result, our research and development costs were reduced by $38 million and $101 million for the third quarter and first nine months of 2011, respectively and $24 million in the third quarter of 2010.  In addition, we received $5 million and $18 million of royalty revenue for the third quarter and first nine months of 2011, respectively, from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher and will continue to receive royalties from Nanya associated with technology developed prior to the cost-sharing arrangement.

Inotera:  In the first quarter of 2009, we acquired a 35.5% ownership interest in Inotera.  As a result of Inotera's sale of common shares in a public offering, our equity ownership interest decreased from 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  In the second quarter of 2010, as part of another Inotera offering of common shares, we and Nanya each paid $138 million to purchase additional shares, slightly increasing our equity ownership interest from 29.8% to 29.9%.  In the second and third quarters of 2011, our ownership interest was reduced by shares issued under Inotera's employee stock plans and as of June 2, 2011, we held a 29.7% ownership interest in Inotera, Nanya held a 29.8% ownership interest, and the balance was publicly held.

The carrying value of our initial investment was less than our proportionate share of Inotera's equity.  This difference is being amortized as a credit to earnings through equity in net income (loss) of equity method investees (the "Inotera Amortization").  As of June 2, 2011, $85 million of Inotera Amortization remained to be recognized over a weighted-average period of 4 years.  The $56 million gain recognized in the first quarter of 2010 on Inotera's issuance of shares included $33 million of accelerated Inotera Amortization.

In connection with the initial acquisition of our shares in Inotera, we and Nanya entered into the Inotera Supply Agreement.  Our cost of the wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula that considers all parties' manufacturing costs related to wafers purchased from Inotera, as well as the selling prices of our and Nanya's products from these wafers.  Under the Inotera Supply Agreement, we purchased $177 million and $481 million of DRAM products in the third quarter and first nine months of 2011, respectively, and $188 million and $543 million of DRAM products in the third quarter and first nine months of 2010, respectively.

As of June 2, 2011 and September 2, 2010, there were gains of $55 million and $7 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our investment in Inotera.  As of June 2, 2011, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $599 million.

MeiYa:  In 2008, we acquired a 50% interest in MeiYa.  In connection with our acquisition of an equity interest in Inotera, we entered into agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  Additionally, MeiYa has sold substantially all of its assets to Inotera.  In the second quarter of 2011, we and Nanya each received a distribution from MeiYa of $48 million as a return of capital, representing substantially all of MeiYa's assets.  As of September 2, 2010, there were losses of $(5) million in accumulated other comprehensive income (loss) for cumulative translation adjustments from MeiYa.

Transform:  In 2010, we acquired a 50% interest in Transform.  In exchange for the equity interest in Transform, we contributed nonmonetary assets, which consisted of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  As of June 2, 2011, we and Origin each held a 50% ownership interest in Transform.  During the third quarter and first nine months of 2011, we and Origin each contributed $11 million and $22 million, respectively, of cash to Transform, and in the second and third quarters of 2010, we and Origin each contributed $5 million and $8 million, respectively, of cash to Transform.  Our results of operations for the third quarter and first nine months of 2011 included $5 million and $16 million, respectively, of net sales, which approximates our cost, for transition services provided to Transform. Our results of operations for the first nine months of 2010 included $9 million of net sales, which approximates our cost, for these transition services.

Aptina:  In 2009, we sold a 65% interest in Aptina, previously a wholly-owned subsidiary.  A portion of the 65% interest we sold is in the form of convertible preferred shares that have a liquidation preference over the common shares.  As a result, we recognize our share of Aptina's earnings or losses based on our common stock ownership percentage, which was 64% as of June 2, 2011.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the third quarter and first nine months of 2011, we recognized net sales of $104 million and $245 million, respectively, and cost of goods sold of $102 million and $259 million, respectively, from products sold to Aptina.  For the third quarter and first nine months of 2010, we recognized net sales of $92 million and $280 million, respectively, and cost of goods sold of $89 million and $283 million, respectively, from products sold to Aptina.

Accounts Payable and Accrued Expenses

As of	June 2, 2011	September 2, 2010
Accounts payable	$1,238	$799
Salaries, wages and benefits	271	346
Related party payables	188	194
Income and other taxes	33	51
Other	182	119
	$1,912	$1,509

Related party payables included amounts primarily due to Inotera under the Inotera Supply Agreement of $186 million and $105 million as of June 2, 2011 and September 2, 2010, respectively, for the purchase of DRAM products.  Related party payables as of September 2, 2010 also included $86 million for amounts due for the purchase of memory products under a supply agreement with the Hynix JV, a subsidiary of Hynix Semiconductor Inc. in which we previously held an equity interest in connection with our acquisition of Numonyx.

As of June 2, 2011 and September 2, 2010, other accounts payable and accrued expenses included $23 million and $16 million, respectively, for amounts due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Debt

As of	June 2, 2011	September 2, 2010
Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.9%, net of discount of $145 million and $242 million, respectively, due June 2014	$804	$1,058
Capital lease obligations, weighted-average effective interest rate of 6.2% and 7.2%, respectively, due in monthly installments through February 2023	496	527
TECH credit facility, effective interest rate of 3.9% net of discount of $2 million as of September 2, 2010	—	348
Convertible senior notes, interest rate of 4.25%, due October 2013	139	230
Convertible senior notes, stated interest rate of 1.875%, effective interest rate of 7.0%, net of discount of $42 million, due June 2027	133	—
Mai-Liao Power note, effective interest rate of 12.1%, net of discount of $4 million as of September 2, 2010	—	196
Other notes	—	1
	1,572	2,360
Less current portion	(184)	(712)
	$1,388	$1,648

In the third quarter of 2011, we paid the remaining $250 million outstanding principal balance of the TECH credit facility, plus accrued interest, that was due in periodic payments through May 2012. In connection therewith, $60 million of cash that was previously restricted was released to us. (See "TECH Semiconductor Singapore Pte. Ltd." note.)

In the third quarter of 2011, we received $173 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $163 million at a weighted-average effective interest rate of 5.4%, payable in periodic installments through May 2016. In the first nine months of 2011, we received $268 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $246 million at a weighted-average effective interest rate of 5.4%, payable in periodic installments through May 2016.

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

Exchange Transaction: In the Exchange Transaction, $175 million in aggregate principal amount of our 2014 Notes was extinguished. The liability and equity components of the 2014 Notes were stated separately pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. Accordingly, the extinguishment resulted in the derecognition of $144 million in debt for the principal of the 2014 Notes (net of $31 million of debt discount) and $13 million of additional capital. We recognized a loss of $15 million on the exchange based on the estimated $157 million fair value of the debt component of the 2014 Notes exchanged and their $142 million carrying value (net of unamortized issuance costs).

The liability and equity components of the 2027 Notes issued in the Exchange Transaction were also stated separately pursuant to the accounting standards. As of the issuance date of the 2027 Notes, we recorded $130 million as debt, $40 million as additional capital and $2 million for deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The $45 million difference between the debt recorded at inception and its principal amount will be accreted to principal through interest expense to the 2027 Notes' estimated maturity in June 2017. The fair value of the 2027 Notes was based on the trading price on the exchange date (Level 1). The fair value of the debt components of the 2014 Notes and the 2027 Notes were estimated using an interest rate for nonconvertible debt, with terms similar to the debt components of the notes on a stand-alone basis, issued by entities with credit ratings comparable to ours at the exchange date (Level 2).

The 2027 Notes have an initial conversion rate of 91.7431 shares of common stock per $1,000 principal amount (approximately $10.90 per share), subject to adjustment upon certain events specified in the indenture, and are convertible, subject to the conditions specified below, into (1) cash up to the aggregate principal amount of 2027 Notes, and (2) shares of our common stock or cash, at our election, for the remainder, if any, of our conversion obligation. As a result of these settlement terms upon conversion, only the amounts payable in excess of the principal amounts of the 2027 Notes are considered in diluted earnings per share under the treasury stock method.

The 2027 Notes may be converted by their holders on or after March 1, 2027 until June 1, 2027. Prior to March 1, 2027, the 2027 Notes may be converted by their holders under any of the following circumstances: (1) during any calendar quarter beginning after December 31, 2010 (and only during such calendar quarter) if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price (approximately $14.17 per share); (2) the 2027 Notes have been called for redemption; (3) specified distributions to holders of our common stock are made, or specified corporate events occur; (4) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2027 Notes for each trading day of that period is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2027 Notes; or (5) upon our election to terminate the conversion right of the 2027 Notes.

If the 2027 Notes are converted by their holders in connection with a make-whole change in control (as defined in the indenture), we may, under certain circumstances, be required to pay a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of (1) a change in control; (2) a termination of trading; or (3) the election of the holders on June 1, 2017, we may be required to repurchase all or a portion of the 2027 Notes at a repurchase price equal to 100% of the principal amount, plus accrued interest. We may elect to redeem all or any portion of the 2027 Notes on or after June 1, 2014, at a redemption price equal to 100% of the principal amount, plus accrued interest.

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

Debt Guarantee: Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that required us to guarantee a then outstanding loan, made by DBS to Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV"). The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and was due in periodic installments from calendar 2014 through 2016. Under the agreements, we deposited $250 million, accounted for as restricted cash, into a pledged account at DBS to collateralize the guarantee of the loan. In the third quarter of 2011, the Hynix JV paid the $250 million outstanding principal balance of the loan before the scheduled due dates, and accordingly, our obligation to guarantee the debt ceased and the $250 million restricted cash collateral was released to us. Additionally, we recognized a gain of $15 million in the third quarter of 2011 in other non-operating income (expense) for the termination of our debt guarantee obligation that we recorded in connection with our acquisition of Numonyx in the third quarter of 2010.

Contingencies

We have accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date, including those described below. We are currently a party to other legal actions arising from the normal course of business, none of which is expected to have a material adverse effect on our business, results of operations or financial condition.

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

Antitrust matters: On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips. Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus claims damages of approximately $5.3 billion and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011 and is expected to continue for several months.

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

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims.  The claims were initiated between December 2004 (British Columbia) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed the denial of class certification and remanded the case for further proceedings.  The appeal of the Quebec case is still pending.

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

We are unable to predict the outcome of these lawsuits and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchasers cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents or that such patents are invalid and/or unenforceable. Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief. We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the Federal Circuit issuing the mandate related to its decision on Rambus' appeal of the Delaware Court's spoliation decision or further order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary ("Aptina"), in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision has filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we have filed a motion for summary judgment of non-infringement of such patent. On July 9, 2011, the Court reversed its earlier ruling with respect to invalidity. The motion for summary judgment of non-infringement is pending.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR SDRAM, DDR2 SDRAM, DDR3 SDRAM, RLDRAM and image sensor products, which account for a significant portion of our net sales.

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

Securities matters: On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Four substantially similar complaints subsequently were filed in the same Court. The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003. The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct. The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses. On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002. On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases. Subject to certain conditions, including final court approval of the class settlement, we agreed to pay $6 million as our contribution to the settlement. On April 28, 2011, the Court entered final approval of the class settlement.

Commercial matters: On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement.

We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Nine Months Ended June 2, 2011			Nine Months Ended June 3, 2010
	Attributable to Micron	Noncontrolling Interest	Total Equity	Attributable to Micron	Noncontrolling Interest	Total Equity
Beginning balance	$8,020	$1,796	$9,816	$4,953	$1,986	$6,939

Net income	302	22	324	1,508	33	1,541
Other comprehensive income	108	8	116	21	—	21
Comprehensive income	410	30	440	1,529	33	1,562

Stock issued in acquisition of Numonyx	—	—	—	1,112	—	1,112
Acquisition of noncontrolling interests in TECH	67	(226)	(159)	10	(10)	—
Net distributions to noncontrolling interests	—	(151)	(151)	—	(222)	(222)
Capital and other transactions attributable to Micron	86	—	86	76	—	76
Ending balance	$8,583	$1,449	$10,032	$7,680	$1,787	$9,467

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, Singapore dollar, yen, Israeli shekel and Malaysian ringgit.  We are also exposed to currency exchange rate risk for capital expenditures denominated in foreign currency, primarily the euro and yen.  We use derivative instruments to manage our exposures to foreign currency.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on earnings attributable to our shareholders.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in foreign currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to the forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts as of June 2, 2011, as listed in the tables below under fair values.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency derivatives without hedge accounting designation:  We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our foreign currency exposure in monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in foreign currencies are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Foreign currency forward contracts are valued at fair values based on bid prices of dealers or exchange quotations (referred to as Level 2).  Realized and unrealized foreign currency gains and losses on derivative instruments and the underlying monetary assets and liabilities are included in other operating income (expense).  As of June 2, 2011 and September 2, 2010, total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
Currency	(in U.S. Dollars)	Asset (2)	(Liability) (3)
As of June 2, 2011:
Euro	$382	$3	$(2)
Singapore dollar	170	—	(1)
Yen	134	—	(1)
Israeli shekel	109	—	—
Malaysian ringgit	51	—	—
	$846	$3	$(4)

As of September 2, 2010:
Euro	$260	$—	$(5)
Singapore dollar	157	—	—
Yen	104	1	—
	$521	$1	$(5)

(1)	Represents the face value of outstanding contracts

(2)	Included in other receivables

(3)	Included in other accounts payable and accrued expenses

For currency forward contracts not designated as hedging instruments, we recognized gains of $12 million and $17 million for the third quarter and first nine months of 2011, respectively, and losses of $23 million and $38 million for the third quarter and first nine months of 2010, respectively, which were included in other operating income (expense).

Currency derivatives with cash flow hedge accounting designation:  We utilize currency forward contracts that generally mature within 12 months to hedge the foreign currency exposures of cash flow for some forecasted capital expenditures.  Foreign currency forward contracts are valued at fair values based on market-based observable inputs including foreign exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The amount in the accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of consolidated statements of operations and in the same periods in which the underlying transaction affects earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss was included in other operating income (expense).  As of June 2, 2011 and September 2, 2010, total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
Currency	(in U.S. Dollars)	Asset (2)	(Liability) (3)
As of June 2, 2011:
Euro	$443	$26	(2)
Yen	104	—	—
	$547	$26	(2)
As of September 2, 2010:
Euro	$196	$1	—
Yen	81	1	—
	$277	$2	—

(1)	Represents the face value of outstanding contracts

(2)	Included in other receivables

(3)	Included in other accounts payable and accrued expenses

For the third quarter and first nine months of 2011, we recognized $19 million and $47 million, respectively, of net derivative gains in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not material in the third quarter and first nine months of 2011.  Amounts in accumulated other comprehensive income are amortized to manufacturing cost over the useful life of the underlying hedged equipment and reclassified to earnings when inventory is sold.  In the third quarter and first nine months of 2011, de minimis amounts were reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) expected to be reclassified into earnings within the next 12 months was $5 million as of June 2, 2011.

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

Fair value measurements on a recurring basis: Assets measured at fair value on a recurring basis were as follows:

	June 2, 2011				September 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market(1)	$1,602	—	—	$1,602	$2,170	—	—	$2,170
Certificates of deposit(2)	—	165	—	165	—	705	—	705
Marketable equity investments(3)	30	20	—	50	19	—	—	19
Assets held for sale(3)	—	—	37	37	—	—	56	56
	$1,632	$185	$37	$1,854	$2,189	$705	$56	$2,950

(1)	Included in cash and equivalents.

(2)	Amounts as of June 2, 2011 were included in cash and equivalents. As of September 2, 2010, $371 million was included in cash and equivalents and $334 million was included in restricted cash.

(3)	Included in other noncurrent assets.

Certificates of deposit assets are valued using observable inputs in active markets for similar assets or alternative pricing sources and models utilizing observable market inputs (Level 2). Marketable equity investments included 20 million ordinary Tower shares received in connection with our sale of the Japan Fab, which were valued using quoted market prices in an active market and discounted using a protective put model for our resale restriction (Level 2).

Assets held for sale primarily included semiconductor equipment and facilities.  Fair value for the semiconductor equipment is based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment, and fair value of the facilities is determined based on sales of similar facilities and properties in comparable markets (Level 3).  Losses recognized in the third quarter and first nine months of 2011 and 2010 due to fair value measurements using Level 3 inputs were not material.

Fair value of financial instruments: The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes and the 2027 Notes which is classified in equity) were as follows:

	June 2, 2011		September 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible debt instruments	$1,444	$1,076	$1,494	$1,288
Other debt instruments	510	496	1,071	1,072

The fair value of our convertible debt instruments as of September 2, 2010 is based on quoted market prices in active markets (Level 1).  As of June 2, 2011, the fair value of our convertible 2013 Notes and 2027 Notes ($276 million and $189 million, respectively) were determined based on observable inputs of quoted market prices in markets with insufficient activity to be considered active and market prices for our stock (Level 2).  Valuation of the 2013 Notes and 2027 Notes were classified as Level 2 in connection with our debt repurchase and exchange transactions in the first quarter of 2011.  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from or corroborated with observable market data, including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to ours (Level 2).  Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value.

Equity Plans

As of June 2, 2011, we had an aggregate of 158.6 million shares of common stock reserved for issuance of stock options and restricted stock awards, of which 110.6 million shares were subject to outstanding awards and 48.0 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock options:  We granted 0.2 million and 15.1 million stock options during the third quarter and first nine months of 2011, respectively, with weighted-average grant-date fair values per share of $5.14 and $4.47, respectively.  We granted 0.1 million and 15.8 million stock options during the third quarter and first nine months of 2010, respectively, with weighted-average grant-date fair values per share of $5.17 and $4.13, respectively.

The fair values of option awards were estimated as of the dates of grant using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on our stock and on historical volatility.  Beginning in 2009, the expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options.  Prior to 2009, the expected lives of options granted were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at the time of the grant.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Average expected life in years	5.03	5.08	5.07	5.11
Weighted-average expected volatility	57%	57%	56%	60%
Weighted-average risk-free interest rate	2.0%	2.4%	1.8%	2.3%

Restricted stock and restricted stock units ("Restricted Stock Awards"):  As of June 2, 2011, there were 8.9 million shares of Restricted Stock Awards outstanding, of which 1.3 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the third quarter and first nine months of 2011 and 2010 were as follows:

	Quarter ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Service-based awards	—	4.1	4.3	5.9
Performance-based awards	—	0.7	1.2	1.8
Weighted-average grant-date fair values per share	$10.81	$8.75	$8.74	$8.29

Restricted Stock Awards granted during the third quarter and first nine months of 2010 included 4.1 million of service-based and 0.7 million of performance-based Restricted Stock Awards as part of our acquisition of Numonyx.

Stock-based compensation expense:  Total compensation costs for our equity plans were as follows:

	Quarter ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Stock-based compensation expense by caption:
Cost of goods sold	$5	$5	$15	$18
Selling, general and administrative	9	9	29	39
Research and development	5	4	13	14
Equity in net income (losses) of equity method investees	—	2	—	2
	$19	$20	$57	$73

Stock-based compensation expense by type of award:
Stock options	$11	$9	$32	$28
Restricted stock awards	8	11	25	45
	$19	$20	$57	$73

As of June 2, 2011, $161 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2015, resulting in a weighted-average period of 1.4 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Gain from disposition of Japan Fab	$(54)	$—	$(54)	$—
Samsung patent cross-license agreement	(35)	—	(275)	—
Restructure	(12)	(5)	(25)	(7)
(Gain) loss on disposition of property, plant and equipment	(7)	(1)	(23)	(10)
(Gain) loss from changes in currency exchange rates	(1)	1	6	20
Other	(12)	(19)	(17)	(40)
	$(121)	$(24)	$(388)	$(37)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the third quarter and first nine months of 2011, other operating income included gains of $35 million and $275 million, respectively, for cash received from Samsung under the agreement.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Other operating income in the third quarter of 2011 included $8 million for receipts from the U.S. government in connection with anti-dumping tariffs. Other operating income in the third quarter and first nine months of 2010 includes $16 million and $24 million, respectively, of grant income related to our operations in China. Other operating income in the first nine months of 2010 also included $11 million of receipts from the U.S. government in connection with anti-dumping tariffs.

Income Taxes

Income tax provision in the third quarter of 2011 included a net charge of $74 million, of which $27 million was related to the gain on the disposition of the Japan Fab and $47 million was to record a valuation allowance against certain remaining deferred tax assets at our Japanese subsidiary. Income tax provision in the third quarter and first nine months of 2011 included charges of $5 million and $45 million, respectively, in connection with the Samsung cross-license agreement and also included taxes on our non-U.S. operations.  Income tax provision in the second quarter of 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in tax rates.

Income taxes in the third quarter and first nine months of 2010 primarily reflected a benefit of $51 million from the reduction of a portion of the deferred tax asset valuation allowance in connection with the expected sale of our equity interest in the Hynix JV that was acquired as part of the Numonyx acquisition.

Remaining taxes in the first nine months of 2011 and 2010 primarily reflected taxes on our non-U.S. operations and U.S. alternative minimum tax. We have a valuation allowance for a substantial portion of our net deferred tax assets associated with our U.S. operations. Taxes attributable to U.S. operations in 2011 and 2010 were substantially offset by changes in the valuation allowance.

In connection with the acquisition of Numonyx in the third quarter of 2010, we accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination. We have recorded an indemnification asset for a significant portion of these unrecognized income tax benefits related to uncertain tax positions.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 151.5 million and 165.6 million for the third quarter and first nine months of 2011, respectively, and 93.1 million and 94.7 million for the third quarter and first nine months of 2010, respectively.

	Quarter ended		Nine Months Ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Net income available to Micron shareholders – Basic	$75	$939	$302	$1,508
Net effect of assumed conversion of debt	2	24	5	70
Net income available to Micron shareholders – Diluted	$77	$963	$307	$1,578

Weighted-average common shares outstanding – Basic	998.9	885.4	986.6	860.0
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	42.8	164.0	50.3	159.7
Weighted-average common shares outstanding – Diluted	1,041.7	1,049.4	1,036.9	1,019.7

Earnings per share:
Basic	$0.07	$1.06	$0.31	$1.75
Diluted	0.07	0.92	0.30	1.55

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Quarter Ended		Nine Months Ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Net income	$77	$960	$324	$1,541
Other comprehensive income (loss), net of tax:
Net gain (loss) on foreign currency translation adjustment	(6)	8	53	19
Net unrealized gain (loss) on investments	3	(3)	10	1
Net gain (loss) on derivatives	19	—	47	—
Pension liability adjustment	5	—	6	1
Total other comprehensive income	21	5	116	21
Comprehensive income	98	965	440	1,562
Comprehensive (income) attributable to noncontrolling interests	(5)	(21)	(30)	(33)
Comprehensive income attributable to Micron	$93	$944	$410	$1,529

Consolidated Variable Interest Entities

NAND Flash joint ventures with Intel ("IM Flash"): We have two joint ventures with Intel: IMFT, formed in 2006 and IMFS, formed in 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners. IMFT and IMFS are each governed by a Board of Managers, the number of which adjusts depending on the parties' respective ownership interests. We and Intel initially appointed an equal number of managers to each of the boards. These ventures will operate until 2016 but are subject to prior termination under certain terms and conditions. IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their function, operations and the way our management reviews the results of their operations. The partners' ownership percentages are based on contributions to the partnership. As of June 2, 2011, we owned 51% and Intel owned 49% of IMFT and we owned 83% and Intel owned 17% of IMFS. In June, subsequent to our third quarter of 2011, we contributed $421 million, increasing our ownership interest in IMFS to 86%.

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

Although our ownership interest in IMFS changes at the time we make contributions, our share of the operating costs and supply from IMFS adjusts in proportion to changes in our ownership share generally 12 months (depending on the status of IMFS as of such date) from the date of the applicable ownership change. Accordingly, we anticipate that our share of IMFS costs and supply will increase from 53% as of June 2, 2011 to our current ownership interest in IMFS of 86% over the next twelve months. Changes in IMFS ownership interests do not affect our NAND Flash R&D cost-sharing agreement with Intel.

The following table presents IM Flash's distributions to and contributions from its shareholders:

	Quarter Ended		Nine Months Ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
IM Flash distributions to Micron	$62	$75	$166	$254
IM Flash distributions to Intel	60	72	159	244
Micron contributions to IM Flash	409	26	1,144	51
Intel Contributions to IM Flash	—	24	—	24

IM Flash manufactures NAND Flash memory products using designs we developed with Intel. We generally share product design and other research and development ("R&D") costs equally with Intel. As a result, R&D expenses were reduced by reimbursements from Intel of $25 million and $71 million for the third quarter and first nine months of 2011, respectively, and by $24 million and $79 million for the third quarter and first nine months of 2010, respectively.

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost. IM Flash sales to Intel were $218 million and $629 million for the third quarter and first nine months of 2011, respectively, and were $204 million and $569 million for the third quarter and first nine months of 2010, respectively. As of June 2, 2011 and September 2, 2010, IM Flash had receivables of $136 million and $128 million, respectively, from sales of product to Intel.

Total IM Flash assets and liabilities included in our consolidated balance sheets are as follows:

As of	June 2, 2011	September 2, 2010
Assets
Cash and equivalents	$451	$246
Receivables	241	154
Inventories	235	160
Other current assets	9	8
Total current assets	936	568
Property, plant and equipment, net	3,714	2,894
Other noncurrent assets	79	57
Total assets	$4,729	$3,519

Liabilities
Accounts payable and accrued expenses	$459	$140
Deferred income	125	127
Equipment purchase contracts	39	8
Current portion of long-term debt	8	7
Total current liabilities	631	282
Long-term debt	59	62
Other noncurrent liabilities	4	4
Total liabilities	$694	$348
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

MP Mask Technology Center, LLC ("MP Mask"):  In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through June 2, 2011, we owned 50.01% and Photronics owned 49.99% of MP Mask.  In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of June 2, 2011, deferred income and other noncurrent liabilities included an aggregate of $35 million related to this agreement. Photronics contributed $4 million and $8 million to MP Mask in the third quarter and first nine months of 2011, respectively, and we contributed $5 million and $9 million to MP Mask in the third quarter and first nine months of 2011, respectively. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets are as follows:

As of	June 2, 2011	September 2, 2010
Current assets	$33	$35
Noncurrent assets (primarily property, plant and equipment)	138	85
Current liabilities	34	6
Amounts exclude intercompany balances that are eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

TECH Semiconductor Singapore Pte. Ltd.

Since 1998, we had participated in TECH Semiconductor Singapore Pte. Ltd. ("TECH"), a semiconductor memory manufacturing joint venture in Singapore with Canon Inc. ("Canon") and Hewlett-Packard Singapore (Private) Limited ("HP").  In December 2010 and January 2011, we acquired HP's and Canon's interests, respectively, in two separate transactions for an aggregate of $159 million.  In connection therewith, noncontrolling interests in subsidiaries decreased by $226 million and additional capital increased by $67 million.  As a result of these transactions, our ownership interest in TECH increased during the second quarter of 2011 from 87% to 100%.

In the second quarter of 2010, we purchased shares of TECH for $80 million, which increased our ownership from 85% to 87% and increased additional capital by $10 million.  The effects of changes in our ownership interest in TECH on total Micron shareholders' equity are as follows:

	Quarter Ended		Nine Months Ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Net income attributable to Micron	$75	$939	$302	$1,508
Transfers from noncontrolling interest that increased additional capital:
Acquisition of noncontrolling interests in TECH	—	—	67	10
Change from net income attributable to Micron and transfers from noncontrolling interests	$75	$939	$369	$1,518

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

DRAM Solutions Group ("DSG"): Includes DRAM products sold to the PC, consumer electronics, networking and server markets.
NAND Solutions Group ("NSG"):  Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing markets, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.
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

For 2011, certain operating expenses that are directly associated with the activities of a specific reportable segment are charged to that segment.  Other indirect operating expenses are generally allocated to the reportable segments based on their respective percentage of total cost of goods sold or forecast wafer production.  Prior to 2011, operating expenses are allocated to the reportable segments based on their respective percentage of total cost of goods sold, as certain historical forecast data was not available.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other nonoperating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Nine months ended
	June 2, 2011	June 3, 2010	June 2, 2011	June 3, 2010
Net sales:
DSG	$774	$1,346	$2,518	$3,498
NSG	505	583	1,559	1,606
WSG	493	143	1,514	306
ESG	241	102	759	255
All Other	126	114	298	324
	$2,139	$2,288	$6,648	$5,989

Operating income (loss):
DSG	$109	$391	$385	$914
NSG	68	136	197	205
WSG	10	(14)	76	(34)
ESG	55	30	191	97
All Other	(5)	(3)	(43)	(26)
	$237	$540	$806	$1,156

Certain Concentrations

Approximately 30% of consolidated net sales for the third quarter and the first nine months of 2011 were to the computing market (including desktop PCs, servers, notebooks and workstations) and 25% of consolidated net sales for the third quarter and the first nine months of 2011 were to the mobile market.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made  in "Selling, General and Administrative" regarding SG&A costs for the fourth quarter of 2011; in "Research and Development" regarding R&D costs for the fourth quarter of 2011; in "Segment Operating Results" regarding DRAM production received from Inotera in 2011, future increases in NAND Flash production resulting from the production ramp of IMFS's fabrication facility, increases in our share of the output from IMFS and the transition of external NAND supply for WSG and ESG to internal production; in "Liquidity and Capital Resources" regarding capital spending in 2011 and 2012, future distributions from IM Flash to Intel and future contributions by us to IM Flash; and in "Recently Issued Accounting Standards" regarding the expected impact from the adoption of new accounting standards.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Part II.  Other Information – Item 1A.  Risk Factors."  This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended September 2, 2010 and in our Form 8-K filed on April 14, 2011.  All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31.  Our fiscal 2011, which ends on September 1, 2011, contains 52 weeks.  All tabular dollar amounts are in millions.  All production data includes the production of our consolidated joint ventures, other partnering arrangements and supply obtained from third party manufacturers.

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

We obtain product for sale from three primary sources:  (1) production from our wholly-owned manufacturing facilities, (2) production from our joint venture manufacturing facilities and (3) to a lesser degree from third party manufacturers.  In recent years, we have obtained additional manufacturing scale and diversity of products through strategic acquisitions and various partnering arrangements, including joint ventures, which have helped us to attain lower cash costs than we could otherwise achieve through internal investments alone.  In addition, we have leveraged our significant investments in research and development by sharing costs of developing memory product and process technologies with our joint venture partners.

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

DRAM Solutions Group ("DSG"): Includes DRAM products sold to the PC, consumer electronics, networking and server markets.
NAND Solutions Group ("NSG"):  Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing markets, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.
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

Japan Fabrication Facility:

On June 2, 2011, we sold our wafer fabrication facility in Japan (the "Japan Fab") to Tower Semiconductor Ltd. ("Tower"). Under the arrangement, Tower agreed to pay $40 million in cash, which was received in June subsequent to the end of our third quarter of 2011, and approximately 20 million of Tower ordinary shares. In addition, we will receive $20 million in twelve equal monthly installments beginning in the second quarter of 2012. We recorded a gain of $54 million (net of transaction costs of $3 million) in connection with the sale of the Japan Fab. In addition, we recorded a tax provision of $74 million related to the gain on the sale and to write down certain tax assets associated with the Japan Fab. In connection with the sale of the Japan Fab, we entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014.

Results of Operations

	Third Quarter				Second Quarter		Nine Months
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2011	% of net sales	2010	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,139	100%	$2,288	100%	$2,257	100%	$6,648	100%	$5,989	100%
Cost of goods sold	1,661	78%	1,440	63%	1,822	81%	5,211	78%	4,056	68%
Gross margin	478	22%	848	37%	435	19%	1,437	22%	1,933	32%

SG&A	151	7%	190	8%	146	6%	437	7%	387	6%
R&D	211	10%	142	6%	186	8%	582	9%	427	7%
Other operating (income) expense, net	(121)	(6)%	(24)	(1)%	(76)	(3)%	(388)	(6)%	(37)	(1)%
Operating income	237	11%	540	24%	179	8%	806	12%	1,156	19%

Gain on acquisition of Numonyx	—	—%	437	19%	—	—%	—	—%	437	7%
Interest income (expense), net	(22)	(1)%	(40)	(2)%	(21)	(1)%	(73)	(1)%	(129)	(2)%
Other non-operating income (expense), net	10	—%	1	—%	—	—%	(104)	(2)%	56	1%
Income tax (provision) benefit	(104)	(5)%	41	2%	(35)	(2)%	(187)	(3)%	44	1%
Equity in net income (loss) of equity method investees	(44)	(2)%	(19)	(1)%	(48)	(2)%	(118)	(2)%	(23)	—%
Net (income) loss attributable to noncontrolling interests	(2)	—%	(21)	(1)%	(3)	—%	(22)	—%	(33)	(1)%
Net income (loss) attributable to Micron	$75	4%	$939	41%	$72	3%	$302	5%	1,508	25%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2011	% of net sales	2010	% of net sales
DSG	$774	36%	$1,346	59%	$841	37%	$2,518	38%	$3,498	58%
NSG	505	24%	583	25%	552	24%	1,559	23%	1,606	27%
WSG	493	23%	143	6%	510	23%	1,514	23%	306	5%
ESG	241	11%	102	4%	252	11%	759	11%	255	4%
All Other	126	6%	114	6%	102	5%	298	5%	324	6%
	$2,139	100%	$2,288	100%	$2,257	100%	$6,648	100%	$5,989	100%

Total net sales for the third quarter of 2011 decreased 5% from second quarter of 2011 as a result of lower sales in all reportable segments, in particular DSG and NSG which decreased 8% and 9% respectively. Total net sales for the third quarter of 2011 decreased 7% from third quarter of 2010 as a result of the 42% decrease in DSG sales and a 13% decrease in NSG sales, partially offset by increased WSG and ESG sales as a result of the acquisition of Numonyx in May 2010. Total net sales for the first nine months of 2011 increased 11%, as compared to the first nine months of 2010 primarily due to increases in WSG and ESG sales as a result of the acquisition of Numonyx in May 2010. DSG sales for the third quarter and first nine months of 2011 decreased 42% and 28%, respectively, as compared to the corresponding periods of 2010 primarily due to declines in average selling prices mitigated by increases in gigabit sales.

Product sales were as follows:

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
DRAM	$883	$1,445	$950	$2,842	$3,812
NAND Flash	770	682	812	2,335	1,810
NOR Flash	360	47	392	1,173	43
Other	126	114	103	298	324
	$2,139	$2,288	$2,257	$6,648	$5,989

Sales of DRAM products for the third quarter of 2011 decreased 7% from the second quarter of 2011 primarily due to a decrease in sales volume in connection with an increase in inventories as production was essentially unchanged. Sales of DRAM products for the third quarter of 2011 decreased 39% from the third quarter of 2010 due to a 41% decline in average selling prices per gigabit partially offset by a 20% increase in production. Sales of DRAM products for the first nine months of 2011 decreased 25% from the first nine months of 2010 due to a 32% decline in average selling prices partially offset by a 23% increase in production. Sales of DRAM products for the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010 were also impacted by an increase in inventories. Increases in DRAM gigabits sold in 2011 as compared to 2010, were enabled by production increases achieved primarily through transitions to higher density, advanced geometry devices. Sales of DDR2 and DDR3 DRAM, our highest volume products, were 31% of our total net sales for the third quarter of 2011 as compared to 32% of total net sales for the second quarter of 2011 and 50% for the third quarter of 2010.

We sell NAND Flash products in various forms, including discrete standalone devices as well as in multi-chip packages ("MCPs") and other NAND Flash systems solution products. MCPs and system solutions products combine NAND Flash devices with a controller and/or other semiconductor devices. MCPs and system solution products generally have significantly higher average selling prices and costs per gigabit than discrete NAND Flash devices. Our sales of MCPs and other system solution NAND Flash products increased in 2011 from 2010 due primarily to our acquisition of Numonyx in May 2010 and to targeted efforts at increasing sales of these products. Average selling prices for our NAND Flash products are also impacted by the mix of product in our sales channels, particularly for those products sold to Intel Corporation ("Intel") through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, which negatively affected NAND Flash average selling prices in the third quarter of 2011. See "Segment Operating Results - NAND Solutions Group" for further detail.

Sales of NAND Flash products for the third quarter of 2011 decreased 5% from the second quarter of 2011 primarily due to a 9% decrease in sales to trade customers (i.e., customers other than Intel) partially offset by an 8% increase in sales to Intel. The decrease in sales to trade customers for the third quarter of 2011 was primarily due to a 21% decrease in gigabits sold partially offset by a 15% increase in average selling prices per gigabit, in part reflecting a significant shift in our mix of products sold to customers to a higher percentage of single level cell ("SLC") products which have fewer bits per wafer but higher averages selling prices as compared to multi-level cell ("MLC") products. The increase in sales to Intel for the third quarter of 2011 as compared to the second quarter of 2011 reflects a 26% increase in gigabits sold offset by a 14% decrease in average selling prices due to cost reductions and a shift in the mix of sales to Intel to more MLC products. Sales of NAND Flash products for the third quarter of 2011 increased 13% from the third quarter of 2010 due largely to our acquisition of Numonyx in May 2010 and a 30% increase in production. Sales of NAND Flash products for the first nine months of 2011 increased 29% from the first nine months of 2010 due primarily to our acquisition of Numonyx and a 37% increase in production. Increases in NAND Flash gigabits produced for all periods were achieved primarily through transitions to higher density, advanced geometry devices.

Sales of NOR Flash products for the third quarter of 2011 decreased 8% from the second quarter of 2011 primarily due to lower demand for our products in the wireless markets. The increases in our sales of NOR Flash products for the third quarter and first nine months of 2011 from the corresponding periods of 2010 were due to our acquisition of Numonyx in May 2010.

Gross Margin

Our overall gross margin percentage improved from 19% for the second quarter of 2011 to 22% for the third quarter of 2011 primarily due to improved gross margins for DRAM products as a result of a 4% reduction in costs per gigabit. For the third quarter of 2011, the overall gross margin percentage on sales of NAND Flash products was essentially unchanged from the second quarter of 2011 as a slight improvement in margins for trade NAND Flash products was offset by a shift to a higher mix of sales to Intel at long-term negotiated prices approximating cost. The gross margin percentages for trade NAND Flash products for the third quarter of 2011 reflected a 15% increase in average selling prices partially offset by a 12% increase in costs per gigabit due to the shift to a higher mix of SLC products.

Our overall gross margin percentage declined from 37% for the third quarter of 2010 to 22% for the third quarter of 2011 primarily due to declines in the gross margin for both DRAM and NAND Flash products as a result of the decreases in average selling prices mitigated by a reduction in costs per gigabit. Our overall gross margin percentage declined from 32% for the first nine months of 2010 to 22% for the first nine months of 2011 also primarily due to declines in the gross margin for both DRAM and NAND Flash products as a result of the decreases in average selling prices mitigated by a reduction in costs per gigabit. The gross margin percentage on sales of NAND Flash products for the third quarter and first nine months of 2011 were also adversely affected by sales of NAND Flash products purchased from third party suppliers at market prices, as we realized significantly lower margins on sales of these products than on our sales of other NAND Flash products.

Cost reductions for DRAM and NAND Flash products in the third quarter and first nine months of 2011 were primarily due to lower manufacturing costs from increased production of higher-density, advanced-geometry devices.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the third quarter of 2011 increased 3% as compared to the second quarter of 2011 primarily due to higher legal costs associated with pending matters and Numonyx integration costs. SG&A expenses for the third quarter of 2011 decreased 21% from the third quarter of 2010 primarily due a reduction in legal costs partially offset by higher payroll costs and increased costs associated with Numonyx operations, which were acquired in May 2010. SG&A expenses for the third quarter of 2010 included charges of $64 million relating to accruals for estimated settlements in antitrust cases and other matters. SG&A expenses for the first nine months of 2011 increased 13% from the first nine months of 2010 primarily due to increased costs associated with Numonyx operations and higher payroll costs, partially offset by a reduction in legal costs. We expect that SG&A expenses will approximate $140 million to $150 million for the fourth quarter of 2011.

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

R&D expenses for the third quarter of 2011 increased 13% from the second quarter of 2011 primarily due to a higher volume of pre-qualification wafers processed, notably for 20 nanometer ("nm") NAND products and 3Xnm DRAM products partially offset by increased reimbursements under cost-sharing arrangements. R&D expenses for the third quarter and first nine months of 2011 increased 49% and 36%, respectively, from the corresponding periods of 2010 primarily due to costs associated with R&D activities for acquired Numonyx operations, higher payroll costs and increased wafer processing, partially offset by a DRAM cost-sharing arrangement with Nanya Technology Corporation ("Nanya") that commenced in the third quarter of 2010. As a result of amounts reimbursable from Nanya under the DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $38 million for the third quarter of 2011, $33 million for the second quarter of 2011 and $24 million for the third quarter of 2010. As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $25 million for the third quarter of 2011, $23 million for the second quarter of 2011 and $24 million for the third quarter of 2010. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $205 million to $215 million for the fourth quarter of 2011.

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

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Gain from disposition of Japan Fab	$(54)	$—	$—	$(54)	$—
Samsung patent cross-license agreement	(35)	—	(40)	(275)	—
Restructure	(12)	(5)	(17)	(25)	(7)
(Gain) loss on disposition of property, plant and equipment	(7)	(1)	(16)	(23)	(10)
(Gain) loss from changes in currency exchange rates	(1)	1	—	6	20
Other	(12)	(19)	(3)	(17)	(40)
	$(121)	$(24)	$(76)	$(388)	(37)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  For the third quarter, second quarter and first nine months of 2011, other operating income included gains of $35 million, $40 million and $275 million, respectively, for cash received from Samsung under the agreement.  The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Other operating income in the third quarter of 2011 included $8 million for receipts from the U.S. government in connection with anti-dumping tariffs. Other operating income in the third quarter and first nine months of 2010 also includes $16 million and $24 million, respectively, of grant income related to our operations in China. Other operating income in the first nine months of 2010 included $11 million of receipts from the U.S. government in connection with anti-dumping tariffs.

Interest Income (Expense)

Interest expense for the third quarter of 2011, second quarter of 2011 and third quarter of 2010, includes aggregate amounts of non-cash amortization of debt discount and issuance costs of $13 million, $13 million and $19 million, respectively. Net proceeds received at inception from our 1.875% convertible notes due June 2014 (the "2014 Notes") and 1.875% convertible notes due June 2027 (the "2027 Notes") were allocated between a liability component (issued at a discount) and an equity component. The debt discount is being amortized from issuance through the expected maturity dates of our convertible notes, with the amortization recorded as additional non-cash interest expense. Included in the noncash interest expense above is amortization on the convertible notes of $12 million for the third quarter of 2011, $12 million for the second quarter of 2011 and $13 million for the third quarter of 2010. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Non-Operating Income (Expense), Net

Other non-operating income in the third quarter of 2011 included $15 million in connection with the release of our guarantee of debt in a joint venture in which we previously participated. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other non-operating income for the first nine months of 2011 included a $111 million loss recognized in the first quarter of 2011 in connection with a series of debt restructure transactions with certain holders of our convertible notes.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other non-operating income for the first nine months of 2010 included a gain of $56 million recognized in the first quarter of 2010 in connection with an issuance of common shares in a public offering by Inotera Memories, Inc. ("Inotera").  As a result of the issuance, our interest in Inotera decreased from 35.5% to 29.8%.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera and MeiYa DRAM joint ventures with Nanya" note.)

Income Taxes

Income tax provision in the third quarter of 2011 included a net charge of $74 million relating to the gain on disposition of the Japan Fab and the write-down of certain related deferred tax assets resulting from the sale of the Japan Fab. Income tax provision in the third quarter and first nine months of 2011 included charges of $5 million and $45 million, respectively, in connection with the Samsung cross-license agreement and also included taxes on our non-U.S. operations.  Income tax provision in the second quarter of 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in tax rates.

Income taxes in the third quarter and first nine months of 2010 primarily reflected a benefit of $51 million from the reduction of a portion of the deferred tax asset valuation allowance in connection with the expected sale of our equity interest in the Hynix JV that was acquired as part of the Numonyx acquisition.

Remaining taxes in first nine months of 2011 and 2010 primarily reflected taxes on our non-U.S. operations and U.S. alternative minimum tax. We have a valuation allowance for a substantial portion of our net deferred tax assets associated with our U.S. operations. Taxes attributable to U.S. operations in 2011 and 2010 were substantially offset by changes in the valuation allowance.

In connection with the acquisition of Numonyx in the third quarter of 2010, we accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination. We have recorded an indemnification asset for a significant portion of these unrecognized income tax benefits related to uncertain tax positions.

Equity in Net Losses of Equity Method Investees

We recognize our share of quarterly earnings or losses for all of our equity method investees on a two-month lag.  Our equity in net income (loss) of equity method investees, net of tax, was as follows:

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Inotera:
Equity method income (losses)	$(42)	$(16)	$(45)	$(113)	$(38)
Inotera Amortization	12	12	12	36	38
Other	(2)	—	(2)	(4)	(3)
	(32)	(4)	(35)	(81)	(3)
Transform	(8)	(6)	(9)	(24)	(6)
Aptina	(4)	(11)	(4)	(13)	(16)
MeiYa	—	2	—	—	2
	$(44)	$(19)	$(48)	$(118)	$(23)

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.)

Noncontrolling Interests in Net (Income) Loss

Noncontrolling interests for 2011 and 2010 primarily reflected the share of income or losses attributed to the noncontrolling interests in our former TECH joint venture.  In the second quarter of 2011, we acquired HP's and Canon's interests in TECH in two separate transactions for an aggregate of $159 million.  In connection therewith, noncontrolling interests in subsidiaries was reduced by $226 million and additional capital increased by $67 million.  As a result of these transactions, our ownership interest in TECH increased during the second quarter of 2011 from 87% to 100%.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd." note.)

Stock-based Compensation

Total compensation cost for our equity plans for the third quarter of 2011, second quarter of 2011 and third quarter of 2010 was $19 million, $19 million and $20 million, respectively. Stock compensation expenses fluctuate primarily based on assessments of whether the achievement of performance conditions is probable for performance-based stock grants.

Segment Operating Results

DRAM Solutions Group ("DSG")

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Net sales	$774	$1,346	$841	$2,518	$3,498
Operating income (loss)	109	391	51	385	914

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. DSG sales for the third quarter of 2011 decreased 8% from the second quarter of 2011 primarily due to a decrease in sales volume. DRAM products acquired from our Inotera joint venture accounted for 25% of our DSG net sales in the third quarter of 2011 as compared to 20% for the second quarter of 2011 and 18% for the third quarter of 2010. We have rights and obligations to purchase 50% of Inotera's wafer production capacity under a supply agreement with Inotera (the "Inotera Supply Agreement"). We expect that our DRAM supply from Inotera will increase in the second half of calendar 2011 due to Inotera's further ramping of its transition to our DRAM technology.

DSG operating income increased from the second quarter of 2011 to the third quarter of 2011 primarily due to the reductions in manufacturing costs per gigabit as a result of improved production efficiencies. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and ourselves. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's selling prices for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. In the first nine months of 2011, we realized significantly lower gross margins on sales of Inotera DRAM products than for sales of our other DSG products as Inotera ramped production of our DRAM technology. DSG recognized gains in other operating income from the Samsung license arrangement of $7 million, $9 million and $75 million for the third quarter of 2011, the second quarter of 2011 and the first nine months of 2011, respectively.

DSG sales for the third quarter and first nine months of 2011 decreased 42% and 28%, respectively, from the corresponding periods of 2010 primarily due to declines in average selling prices partially offset by increases in gigabits sold. DSG operating income decreased for the third quarter and first nine months of 2011 from the corresponding periods of 2010 primarily due to decreases in average selling prices mitigated by reductions in manufacturing costs per gigabit.

DSG operating income for the third quarter and first nine months of 2011 benefited from the following items as compared to the corresponding periods of 2010:

•Lower SG&A costs primarily due to costs recognized in the third quarter of 2010 to settle litigation in DRAM antitrust matters.

•Lower R&D costs primarily due to the DRAM R&D cost-sharing agreement with Nanya that commenced in the third quarter of 2010.

•Gains recorded in connection with the Samsung license arrangement.

NAND Solutions Group ("NSG")

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Net sales	$505	$583	$552	$1,559	$1,606
Operating income (loss)	68	136	72	197	205

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. NSG sales for the third quarter of 2011 decreased 9% from the second quarter of 2011 primarily due to declines in average selling prices per gigabit. We sell NSG products in three principal channels: (1) to Intel Corporation ("Intel") through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, (2) to original equipment manufacturers ("OEMs") and other resellers and (3) to retailers.

NSG sales through IM Flash to Intel were $218 million for the third quarter of 2011, $202 million for the second quarter of 2011 and $204 million for the third quarter of 2010. We expect that the ramp of production at IM Flash's new wafer fabrication facility in Singapore will begin to increase our NAND Flash production in the second half of calendar 2011. Our share of the operating costs and supply from IMFS adjusts in proportion to changes in our ownership share generally 12-months (depending on the status of IMFS as of such date) from the date of the applicable ownership change. Accordingly, we anticipate that our share of IMFS costs and supply will increase from 53% to our current ownership interest in IMFS (83% as of June 2, 2011) over the next 12 months. The following table presents the contributions and ownership percentages of IMFS:

	Contributions		Ownership Percentage
	Micron	Intel	Micron	Intel
Prior to the second quarter of 2010			51%	49%
Second quarter of 2010	$25	$—	53%	47%
Third quarter of 2010	26	24	53%	47%
Fourth quarter of 2010	77	14	57%	43%
First quarter of 2011	392	—	71%	29%
Second quarter of 2011	343	—	78%	22%
Third quarter of 2011	409	—	83%	17%
Subsequent to third quarter of 2011 through June 2011	421	—	86%	14%

For the third quarter of 2011, average selling prices for IM Flash sales to Intel decreased as compared to the second quarter of 2011 due to reductions in costs per gigabit. NSG sales of NAND Flash products to our OEM, reseller and retail customers decreased 18% for the third quarter of 2011 as compared to the second quarter of 2011 primarily due to a decrease in gigabit sales, partially offset by an increase in average selling prices. Average selling prices to our NSG OEM and reseller customers for the third quarter of 2011 increased as compared to the second quarter of 2011 while average selling prices declined for our Lexar brand, which is directed primarily at the retail market.

NSG's operating income decreased from the second quarter of 2011 to the third quarter of 2011 primarily due to the decline in sales to OEM, reseller and retail customers. NSG operating margins reflect sales of approximately half of IM Flash's output to Intel at long-term negotiated prices approximating cost. NSG's cost of goods sold for the third quarter of 2011, second quarter of 2011 and third quarter of 2010 included $9 million, $24 million and $10 million, respectively, of underutilized capacity costs from IM Flash's wafer fabrication facility in Singapore ("IMFS"). The lower underutilized capacity costs in the third quarter of 2011 quarter were primarily due to the initial qualification of products for sales to customers at IMFS during the quarter. In connection with the qualification of products for sale, we began to record production costs to inventory in the third quarter of 2011. In addition, pre-production costs at IMFS of $15 million were charged to cost of goods sold in the second quarter of 2011. NSG recognized gains in other operating income from the Samsung license arrangement of $10 million, $8 million and $57 million for the third quarter of 2011, the second quarter of 2011 and the first nine months of 2011, respectively.

NSG sales for the third quarter and first nine months of 2011 decreased 13% and 3%, respectively, from the corresponding periods of 2010 primarily due to declines in average selling prices partially offset by increases in gigabits sold. NSG operating income decreased for the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010 primarily due to the declines in average selling prices mitigated by reductions in manufacturing costs per gigabit as a result of improved production efficiencies. NSG operating income for the third quarter and first nine months of 2011 benefited from the Samsung license arrangement gains.

Wireless Solutions Group ("WSG")

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Net sales	$493	$143	$510	$1,514	$306
Operating income (loss)	10	(14)	10	76	(34)

In the third quarter of 2011, WSG sales were composed of NOR Flash, NAND Flash and DRAM in decreasing order of revenue. WSG sales for the third quarter of 2011 decreased 3% from the second quarter of 2011 primarily due to lower wireless original equipment manufacturer demand. WSG operating income for the third quarter of 2011 was essentially unchanged from the second quarter of 2011 as higher gross margins on sales of WSG products were offset by increased R&D costs. A portion of NAND Flash sold by WSG is obtained from Hynix at market prices and in future quarters this supply is expected to transition to lower cost Micron production. WSG recognized gains in other operating income from the Samsung license arrangement of $11 million, $16 million and $95 million for the third quarter of 2011, the second quarter of 2011 and the first nine months of 2011, respectively. The significant increase in WSG sales and operating income for the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010 was primarily due to the acquisition of Numonyx in May of 2010.

Embedded Solutions Group ("ESG")

	Third Quarter		Second Quarter	Nine Months
	2011	2010	2011	2011	2010
Net sales	$241	$102	$252	$759	$255
Operating income (loss)	55	30	58	191	97

In the third quarter of 2011, ESG sales were composed of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. ESG sales for the third quarter of 2011 decreased 4% from the second quarter of 2011 primarily due to reduced sales to the amusement market, which was impacted by the Japan earthquake and tsunami, and reduced sales to distributors. ESG operating income for the third quarter of 2011 was relatively unchanged from the second quarter of 2011. A portion of NAND Flash sold by ESG is obtained from Hynix at market prices and in future quarters this supply is expected to transition to lower cost Micron production. ESG recognized gains in other operating income from the Samsung license arrangement of $4 million, $5 million and $33 million for the third quarter of 2011, the second quarter of 2011 and the first nine months of 2011, respectively. The significant increase in ESG sales and operating income for the third quarter and first nine months of 2011 as compared to the corresponding periods of 2010 was primarily due to the acquisition of Numonyx in May of 2010.

Liquidity and Capital Resources

As of June 2, 2011, we had cash and equivalents totaling $2,395 million compared to $2,913 million as of September 2, 2010. The balance as of June 2, 2011 included $451 million held at our IM Flash joint ventures. Our ability to access funds held by IM Flash to finance our other operations is subject to agreement by the joint venture partners and contractual limitations. Amounts held by IM Flash are not anticipated to be available to finance our other operations.

Our cash and equivalents were composed of the following as of June 2, 2011:

Bank deposit accounts	$628
Money market accounts	1,602
Certificates of deposit	165
$2,395

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Our liquidity is highly dependent on average selling prices for our products and the timing of capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. We may pursue additional financing alternatives in the future as cost effective and strategic opportunities arise.

Operating activities: Net cash provided by operating activities was $2,130 million for the first nine months of 2011, which reflected approximately $1,923 million generated from the production and sales of our products, $230 million (net of tax) from a patent cross-license agreement with Samsung and a net $23 million effect from an increase in the amount invested in working capital. In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung. Under the agreement, Samsung paid us $275 million in the first nine months of 2011.

Investing activities: Net cash used for investing activities was $1,372 million for the first nine months of 2011, which consisted primarily of cash expenditures of $1,682 million for property, plant and equipment partially offset by $324 million released from restricted cash. We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and research and development. We expect that capital spending for 2011 will be approximately $2.9 billion . We estimate that capital spending for 2012 will be approximately $2 billion. The actual amounts for 2011 and 2012 will vary depending on market conditions. As of June 2, 2011, we had commitments of approximately $1 billion for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Concurrent with the Numonyx acquisition, we entered into agreements with STMicroelectronics N.V. and DBS Bank Ltd. ("DBS") that required us to guarantee a then outstanding loan, made by DBS to Hynix-Numonyx Semiconductor Ltd. (the "Hynix JV"). The outstanding balance of the Hynix JV loan was $250 million as of the acquisition date and was due in periodic installments from calendar 2014 through 2016. Under the agreements, we deposited $250 million, accounted for as restricted cash, into a pledged account at DBS to collateralize the guarantee of the loan. In the third quarter of 2011, the Hynix JV paid the $250 million outstanding principal balance of the loan before the scheduled due dates, and accordingly, our obligation to guarantee the debt ceased and the $250 million restricted cash collateral was released to us.

In the third quarter of 2011, we repaid the outstanding principal balance of the TECH credit facility, plus accrued interest, that was due in periodic payments through May 2012. In connection therewith, $60 million of cash that was previously restricted was released to us.

Financing activities: Net cash used for financing activities was $1,276 million for the first nine months of 2011, which included $1,139 million of payments on debt, $262 million of payments on equipment purchase contracts, $159 million of distributions to joint venture partners and $268 million of proceeds from equipment sale-leaseback financing transactions.

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

•
Exchanged $175 million in aggregate principal amount of our 2014 Notes for $175 million in aggregate principal amount of the 2027 Notes.  Holders of the 2027 Notes have an option to require us to purchase the 2027 Notes on June 1, 2017, and in certain other circumstances, at a price equal to 100 percent of the principal amount of the 2027 Notes plus accrued and unpaid interest.

In the third quarter of 2011, we prepaid the remaining $250 million outstanding under our TECH subsidiary's credit facility.
(See "Item 1. Financial Statements - Notes to Consolidated Financial Statements - Debt" note.)
Joint ventures: In the first nine months of 2011, IM Flash distributed $159 million to Intel. Timing of future distributions to Intel is subject to market conditions and availability of cash. In 2011, IM Flash began installing tools at its new 300mm wafer fabrication facility in Singapore. We made contributions to IM Flash of $392 million in the first quarter of 2011, $343 million in the second quarter of 2011, $409 million in the third quarter of 2011 and $421 million in June 2011, subsequent to our third quarter of 2011. Intel did not make any contributions to IM Flash in 2011 through June of 2011. We expect to make additional significant contributions to IM Flash in future periods in connection with the tool installations and other start-up activities at the Singapore facility. The level of our future capital contributions to IM Flash will depend on market conditions and the extent to which Intel participates with us in future IM Flash capital calls.

In the second quarter of 2011, we acquired HP's and Canon's interests in our TECH subsidiary for an aggregate of $159 million. As a result of these transactions, our ownership interest in TECH increased from 87% to 100%.

Contractual obligations:  As of June 2, 2011, contractual obligations for notes payable, capital lease obligations and operating leases were as follows:

	Total	Remainder of 2011	2012	2013	2014	2015	2016 and thereafter
	(amounts in millions)
Notes payable[1]	$1,351	$—	$27	$27	$1,113	$3	$181
Capital lease obligations[1]	577	79	155	80	78	73	112
Operating leases	122	10	29	22	14	9	38

[1]	Includes interest

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

Recently Issued Accounting Standards

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the third quarter of 2012. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

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

Inventories:  Inventories are stated at the lower of average cost or market value and we recorded charges of $603 million in aggregate for 2009 and $282 million in aggregate for 2008 to write down the carrying value of inventories of memory products to their estimated market values.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analysis of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $147 million at June 2, 2011.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 2, 2011, $1,517 million on of our $1,572 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $1,954 million as of June 2, 2011 and $2,565 million as of September 2, 2010.  We estimate that, as of June 2, 2011, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $46 million.  As of June 2, 2011, $55 million of the debt had variable interest rates and a 1% increase in the rates would increase annual interest expense by approximately $1 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $474 million as of June 2, 2011 and U.S. $504 million as of September 2, 2010.  We also had foreign currency liabilities valued at an aggregate of U.S. $934 million as of June 2, 2011, and U.S. $901 million as of September 2, 2010.  Significant components of assets and liabilities denominated in foreign currencies were as follows (in U.S. dollar equivalents):

	June 2, 2011			September 2, 2010
	Singapore Dollars	Yen	Euro	Singapore Dollars	Yen	Euro
	(amounts in millions)
Cash and cash equivalents	$38	$2	$22	$27	$27	$53
Deferred tax assets	—	36	15	—	115	6
Receivables	103	11	66	52	15	77
Other assets	9	14	56	9	13	66
Accounts payable and accrued expenses	(116)	(182)	(248)	(158)	(186)	(168)
Debt	(78)	—	(3)	(78)	(9)	(61)
Other liabilities	(16)	(7)	(141)	(14)	(75)	(100)
Net assets (liabilities)	$(60)	$(126)	$(233)	$(162)	$(100)	$(127)

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of June 2, 2011, a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the euro and $1 million for the yen and Singapore dollar.  During 2010, we began using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Antitrust Matters

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips. Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus claims damages of approximately $5.3 billion and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011 and is expected to continue for several months.

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

We are unable to predict the outcome of these lawsuits, except as noted in the U.S. indirect purchasers cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Patent Matters

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents or that such patents are invalid and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy.

A number of other suits involving Rambus are currently pending in Europe alleging that certain of our SDRAM and DDR SDRAM products infringe various of Rambus' country counterparts to its European patent 525 068, including: on September 1, 2000, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany; on September 22, 2000, Rambus filed a complaint against us and Reptronic (a distributor of our products) in the Court of First Instance of Paris, France; on September 29, 2000, we filed suit against Rambus in the Civil Court of Milan, Italy, alleging invalidity and non-infringement. In addition, on December 29, 2000, we filed suit against Rambus in the Civil Court of Avezzano, Italy, alleging invalidity and non-infringement of the Italian counterpart to European patent 1 004 956. Additionally, on August 14, 2001, Rambus filed suit against Micron Semiconductor (Deutschland) GmbH in the District Court of Mannheim, Germany alleging that certain of our DDR SDRAM products infringe Rambus' country counterparts to its European patent 1 022 642. In the European suits against us, Rambus is seeking monetary damages and injunctive relief. Subsequent to the filing of the various European suits, the European Patent Office (the "EPO") declared Rambus' 525 068, 1 022 642, and 1 004 956 European patents invalid and revoked the patents. The declaration of invalidity with respect to the '068 and '642 patents was upheld on appeal. The original claims of the '956 patent also were declared invalid on appeal, but the EPO ultimately granted a Rambus request to amend the claims by adding a number of limitations.

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal saction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the Federal Circuit issuing the mandate related to its decision on Rambus' appeal of the Delaware Court's spoliation decision or further order of the California Court.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary ("Aptina"), in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision has filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we have filed a motion for summary judgement of non-infringement of such patent.

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

Securities Matters

On February 24, 2006, a putative class action complaint was filed against us and certain of our officers in the U.S. District Court for the District of Idaho alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Four substantially similar complaints subsequently were filed in the same Court. The cases purport to be brought on behalf of a class of purchasers of our stock during the period February 24, 2001 to February 13, 2003. The five lawsuits have been consolidated and a consolidated amended class action complaint was filed on July 24, 2006. The complaint generally alleges violations of federal securities laws based on, among other things, claimed misstatements or omissions regarding alleged illegal price-fixing conduct or our operations and financial results. The complaint seeks unspecified damages, interest, attorneys' fees, costs, and expenses. On December 19, 2007, the Court issued an order certifying the class but reducing the class period to purchasers of our stock during the period from February 24, 2001 to September 18, 2002. On August 24, 2010, we executed a settlement agreement resolving these purported class-action cases. Subject to certain conditions, including final court approval of the class settlement, we agreed to pay $6 million as our contribution to the settlement. On April 28, 2011, the Court entered final approval of the class settlement.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.
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

For the first nine months of 2011, average selling prices of our DRAM and NAND Flash products decreased 32% and 7%, respectively, as compared to the first nine months of 2010. Significant declines in selling prices for most of our NAND Flash products were offset by changes in product mix, resulting in the overall 7% decrease. For 2010 average selling prices of NAND products decreased 18% and average selling prices of DRAM products increased 28% as compared to 2009. The increase in average selling prices for DRAM products in 2010 was the first annual increase since 2004. For 2009, average selling prices of DRAM and NAND Flash products decreased 52% and 56%, respectively, as compared to 2008. For 2008, average selling prices of DRAM and NAND Flash products decreased 51% and 67%, respectively, as compared to 2007. For 2007, average selling prices of DRAM and NAND Flash products decreased 23% and 56%, respectively, as compared to 2006. In some prior periods, average selling prices for our memory products have been below our manufacturing costs. If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected.

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
On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers alleging that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips. Rambus' complaint alleges various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus claims damages of approximately $5.3 billion and seeks joint and several liability, treble damages, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011 and is expected to continue for several months. (See "Item 1. Legal Proceedings" for additional details on this case and other Rambus matters pending in the U.S. and Europe.)

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

In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase 50% of the wafer production of Inotera. In the first nine months of 2011, we purchased $481 million of DRAM products from Inotera.

The acquisition of our ownership interest in Inotera from Qimonda has been legally challenged by the administrator of the insolvency proceedings for Qimonda.
On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.
We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We expect that capital spending for 2011 will be approximately $2.9 billion. We estimate that capital spending for 2012 will be approximately $2 billion. The actual amounts for 2012 and 2011 will vary depending on funding participation by joint venture partners and market conditions. As of June 2, 2011, we had cash and equivalents of $2,395 million, of which $451 million consisted of cash and investments of IM Flash that would generally not be available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of the downturn in general economic conditions, and the adverse conditions in the credit markets, it may be difficult to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations; make adequate capital investments to remain competitive in terms of technology development and cost efficiency; or access capital markets. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures which may result in us increasing our capital contributions to such ventures, resulting in additional cash expenditures by us; for example, our contributions to IM Flash Singapore in 2010 and the first nine months of 2011 totaled $128 million and $1,144 million, respectively, while Intel's contributions totaled $38 million and $0, respectively;

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. Subsequently, the Northern District of California Court stayed a trial of the patent phase of the Northern District of California case pending the Federal Circuit issuing the mandate related to its decision of Rambus' appeal of the Delaware Court's spoliation decision or further order of the California Court. (See "Item 1. Legal Proceedings" for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

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

Across our multi-national operations, there are transactions and balances denominated in other currencies, primarily the Singapore dollar, euro and yen. We recorded net losses from changes in currency exchange rates of $6 million for the first nine months of 2011 and $23 million for 2010. To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of June 2, 2011 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $2 million for the euro and U.S. $1 million for the yen and Singapore dollar. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro and yen, our results of operations or financial condition may be adversely affected.

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

Sales to customers outside the United States approximated 85% of our consolidated net sales for the first nine months of 2011. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

Item 2. Issuer Purchases of Equity Securities, Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 253,472 shares of our common stock at an average price per share of $11.19. We retired these shares in the third quarter of 2011.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 4, 2011	-	April 7, 2011	224,763	$11.24	N/A	N/A
April 8, 2011	-	May 5, 2011	488	10.73	N/A	N/A
May 6, 2011	-	June 2, 2011	28,221	10.77	N/A	N/A
			253,472	11.19

Item 6.  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K/A dated April 7, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: July12, 2011	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)