Form 10-Q
period 2011-12-01
MICRON TECHNOLOGY INC
filed 2012-01-10
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2011

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of January 3, 2012, was 987,819,681.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter Ended	December 1, 2011	December 2, 2010
Net sales	$2,090	$2,252
Cost of goods sold	1,785	1,728
Gross margin	305	524

Selling, general and administrative	151	140
Research and development	230	185
Other operating (income) expense, net	6	(191)
Operating income (loss)	(82)	390

Interest income	2	8
Interest expense	(35)	(38)
Other non-operating income (expense), net	—	(114)
	(115)	246

Income tax (provision) benefit	2	(48)
Equity in net income (loss) of equity method investees, net of tax	(74)	(26)
Net income (loss)	(187)	172

Net income attributable to noncontrolling interests	—	(17)
Net income (loss) attributable to Micron	$(187)	$155

Earnings (loss) per share:
Basic	$(0.19)	$0.16
Diluted	(0.19)	0.15

Number of shares used in per share calculations:
Basic	981.4	972.9
Diluted	981.4	1,031.3

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	December 1, 2011	September 1, 2011
Assets
Cash and equivalents	$1,915	$2,160
Receivables	1,383	1,497
Inventories	2,097	2,080
Other current assets	96	95
Total current assets	5,491	5,832
Intangible assets, net	401	414
Property, plant and equipment, net	7,472	7,555
Equity method investments	397	483
Other noncurrent assets	450	468
Total assets	$14,211	$14,752

Liabilities and equity
Accounts payable and accrued expenses	$1,413	$1,830
Deferred income	406	443
Equipment purchase contracts	56	67
Current portion of long-term debt	146	140
Total current liabilities	2,021	2,480
Long-term debt	1,973	1,861
Other noncurrent liabilities	508	559
Total liabilities	4,502	4,900

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 987.7 shares issued and outstanding (984.3 as of September 1, 2011)	99	98
Additional capital	8,628	8,610
Accumulated deficit	(557)	(370)
Accumulated other comprehensive income	101	132
Total Micron shareholders' equity	8,271	8,470
Noncontrolling interests in subsidiaries	1,438	1,382
Total equity	9,709	9,852
Total liabilities and equity	$14,211	$14,752

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	December 1, 2011	December 2, 2010
Cash flows from operating activities
Net income (loss)	$(187)	$172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	564	500
Amortization of debt discount and other costs	17	17
Equity in net (income) losses of equity method investees, net of tax	74	26
Stock-based compensation	20	19
Loss on extinguishment of debt	—	111
Change in operating assets and liabilities:
Receivables	101	173
Inventories	(17)	(128)
Accounts payable and accrued expenses	(97)	(192)
Deferred income	(37)	29
Other	(34)	5
Net cash provided by operating activities	404	732

Cash flows from investing activities
Expenditures for property, plant and equipment	(697)	(465)
Proceeds from sales of property, plant and equipment	9	34
Other	(26)	(5)
Net cash used for investing activities	(714)	(436)

Cash flows from financing activities
Cash received from noncontrolling interests	138	—
Proceeds from equipment sale-leaseback transactions	110	—
Distributions to noncontrolling interests	(83)	(49)
Payments on equipment purchase contracts	(49)	(105)
Repayments of debt	(48)	(635)
Other	(3)	(9)
Net cash provided by (used for) financing activities	65	(798)

Net decrease in cash and equivalents	(245)	(502)
Cash and equivalents at beginning of period	2,160	2,913
Cash and equivalents at end of period	$1,915	$2,411

Supplemental disclosures
Income taxes refunded (paid), net	$34	$(46)
Interest paid, net of amounts capitalized	(17)	(27)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	192	63
Exchange of convertible notes	—	175

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, embedded and mobile products. In addition, we manufacture CMOS image sensors and other semiconductor products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2011. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our first quarters of fiscal 2012 and 2011 ended on December 1, 2011 and December 2, 2010, respectively. Our fiscal 2011 ended on September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2011.

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

Unconsolidated Variable Interest Entities

Inotera – Inotera Memories, Inc. ("Inotera") is a VIE because of the terms of its supply agreement with us and our partner, Nanya Technology Corporation ("Nanya").  We have determined that we do not have power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) our dependence on our joint venture partner for financing and the ability to operate in Taiwan.  Therefore, we account for our interest in Inotera under the equity method.

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or our partner, Origin Energy Limited ("Origin").  We have determined that we do not have power to direct the activities of Transform that most significantly impacts its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions.  Therefore, we account for our interest in Transform under the equity method.

Consolidated Variable Interest Entities

IMFT and IMFS – IM Flash Technologies, LLC ("IMFT") and IM Flash Singapore LLP ("IMFS") are both VIEs because all of their costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and they are dependent upon us or Intel for any additional cash requirements.  For both IM Flash entities (i.e., IMFT and IMFS), we determined that we have the power to direct the activities of the entities that most significantly impact their economic performance.  The primary activities of the IM Flash entities are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct key activities of the entities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  As a result of our 82% ownership interest in IMFS as of December 1, 2011, we have significantly greater economic exposure than Intel.  We also determined that we have the obligation to absorb losses and the right to receive benefits from the IM Flash entities that could potentially be significant to these entities.  Therefore, we consolidate the IM Flash entities.

MP Mask – MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed to us and our partner, Photronics, Inc. ("Photronics"), through product purchase agreements and it is dependent upon us or Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impact its economic performance, primarily due to (1) our tie-breaking voting rights over key operating decisions and (2) that nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to MP Mask.  Therefore, we consolidate MP Mask.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We are required to adopt this standard in the third quarter of 2012. We do not expect this adoption to have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are required to adopt this standard as of the beginning of 2013. The new standard also required presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by an update issued by the FASB in December 2011. The adoption of these standards will only impact the presentation of our financial statements.

Receivables

As of	December 1, 2011	September 1, 2011
Trade receivables (net of allowance for doubtful accounts of $3 and $3, respectively)	$1,046	$1,105
Income and other taxes	91	137
Related party receivables	66	72
Other	180	183
	$1,383	$1,497

As of December 1, 2011 and September 1, 2011, related party receivables included $64 million and $67 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of December 1, 2011 and September 1, 2011, other receivables included $30 million and $34 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of December 1, 2011 and September 1, 2011, other receivables also included $25 million and $25 million, respectively, due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Equity Method Investments" note and "Consolidated Variable Interest Entities" note.)

Inventories

As of	December 1, 2011	September 1, 2011
Finished goods	$612	$596
Work in process	1,336	1,342
Raw materials and supplies	149	142
	$2,097	$2,080

Intangible Assets

As of	December 1, 2011		September 1, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$575	$(216)	$571	$(203)
Customer relationships	127	(86)	127	(82)
Other	1	—	1	—
	$703	$(302)	$699	$(285)

During the first quarters of 2012 and 2011, we capitalized $9 million and $8 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense for intangible assets was $22 million and $19 million for the first quarters of 2012 and 2011, respectively.  Annual amortization expense is estimated to be $87 million for 2012, $81 million for 2013, $72 million for 2014, $54 million for 2015 and $47 million for 2016.

Property, Plant and Equipment

As of	December 1, 2011	September 1, 2011
Land	$92	$92
Buildings	4,536	4,481
Equipment	14,983	14,735
Construction in progress	173	155
Software	298	293
	20,082	19,756
Accumulated depreciation	(12,610)	(12,201)
	$7,472	$7,555

Depreciation expense was $542 million and $481 million for the first quarters of 2012 and 2011, respectively.

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $32 million as of December 1, 2011 and $35 million as of September 1, 2011.

Equity Method Investments

As of	December 1, 2011		September 1, 2011
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$308	29.7%	$388	29.7%
Transform	85	50.0%	87	50.0%
Other	4	Various	8	Various
	$397		$483

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

Quarter ended	December 1, 2011	December 2, 2010
Inotera:
Equity method loss	$(72)	$(26)
Inotera Amortization	12	12
Other	(3)	—
	(63)	(14)
Transform	(7)	(7)
Other	(4)	(5)
	$(74)	$(26)

Our maximum exposure to loss from our involvement with our equity method investments that are VIEs was as follows:

As of	December 1, 2011
Inotera	$265
Transform	87

The maximum exposure to loss primarily included our investment balance as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our obligations under a supply agreement with Inotera (the "Inotera Supply Agreement") to purchase 50% of Inotera's wafer production capacity of DRAM products.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company.  We acquired our initial ownership interest in Inotera in the first quarter of 2009.  As of December 1, 2011, we held a 29.7% ownership interest in Inotera, Nanya held a 30.4% ownership interest and the remaining ownership interest was publicly held.

The carrying value of our initial investment in Inotera was less than our proportionate share of its equity.  This difference is being amortized as a credit to earnings through equity in net income (loss) of equity method investees (the "Inotera Amortization").  As of December 1, 2011, $62 million of Inotera Amortization remained to be recognized, of which $37 million is scheduled to be amortized in the remainder of 2012 with the remaining amount to be amortized through 2034.

Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $521 million for the nine-month period ended September 30, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of September 30, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

In December, 2011, subsequent to the end of the first quarter of 2012, we lent $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology.

In connection with the acquisition of our shares in Inotera, we and Nanya entered into the Inotera Supply Agreement.  Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Under the Inotera Supply Agreement, we purchased $156 million and $137 million of DRAM products in the first quarters of 2012 and 2011, respectively. In addition, under the Inotera Supply Agreement, we accrued a liability and recognized a loss on our purchase commitment of $40 million in the first quarter of 2012 and $28 million in the fourth quarter of 2011.

As of December 1, 2011 and September 1, 2011, there were gains of $44 million and $65 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

As of December 1, 2011, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $187 million, which was below our net carrying value of $264 million. The net carrying value is our investment balance of $308 million less the cumulative translation adjustments in accumulated other comprehensive income (loss) of $44 million. We evaluated our investment in Inotera and concluded that the decline in the market value below carrying value was not an other-than-temporary-impairment primarily for the following reasons: (1) the difference between market value and carrying value existed for less than two months, (2) the market value improved subsequent to the end of the first quarter of 2012, (3) Inotera's recent improvements in operational performance and (4) the volatility of Inotera's market value which is based on changes in pricing for Inotera's sole product, DRAM, that fluctuates significantly based on market cycles and other factors.

Under a cost-sharing arrangement, we share equally in DRAM development costs with Nanya. As a result, our research and development ("R&D") costs were reduced by $37 million and $30 million for the first quarters of 2012 and 2011, respectively.  In addition, we received $3 million and $7 million of royalty revenue for the first quarters of 2012 and 2011, respectively, from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher. We expect to continue receiving royalties from Nanya associated with technology developed prior to the cost-sharing arrangement.

Transform

In 2010, we acquired a 50% interest in Transform from Origin.  As of December 1, 2011, we and Origin each held a 50% ownership interest in Transform.  During the first quarters of 2012 and 2011, we and Origin each contributed $3 million and $7 million, respectively, of cash to Transform.  Our results of operations for the first quarter of 2012 and 2011 included $4 million and $5 million, respectively, of net sales, which approximated our cost, for transition services provided to Transform.

Other

Included in other equity method investments is our 35% equity interest in Aptina. We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the first quarter of 2012, we recognized net sales of $94 million and cost of goods sold of $94 million from products sold to Aptina. For the first quarter 2011, we recognized net sales of $59 million and cost of goods sold of $72 million from products sold to Aptina.

Accounts Payable and Accrued Expenses

As of	December 1, 2011	September 1, 2011
Accounts payable	$818	$1,187
Salaries, wages and benefits	273	304
Related party payables	147	141
Income and other taxes	32	30
Other	143	168
	$1,413	$1,830

As of December 1, 2011 and September 1, 2011, related party payables included $145 million and $139 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of December 1, 2011 and September 1, 2011, other accounts payable and accrued expenses included $12 million and $17 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Debt

As of	December 1, 2011	September 1, 2011
2014 convertible senior notes, due June 2014 at stated rate of 1.875%, effective rate of 7.9%, net of discount of $123 and $134, respectively	$826	$815
Capital lease obligations, due in periodic installments through August 2050 at 5.6% and 6.1%, respectively	525	423
2031A convertible senior notes, due August 2031 at stated rate of 1.5%, effective rate of 6.5%, net of discount of $88 and $90, respectively	257	255
2031B convertible senior notes, due August 2031 at stated rate of 1.875%, effective rate of 7.0%, net of discount of $109 and $111, respectively	236	234
2013 convertible senior notes, due October 2013 at stated rate of 4.25%	139	139
2027 convertible senior notes, due June 2027 at stated rate of 1.875%, effective rate of 6.9%, net of discount of $39 and $40, respectively	136	135
	2,119	2,001
Less current portion	(146)	(140)
	$1,973	$1,861

In the first quarter of 2012, we received $110 million in proceeds from sales-leaseback transactions and as a result recorded capital lease obligations aggregating $110 million at a weighted-average effective interest rate of 4.3%, payable in periodic installments through December 2015.

Debt Restructure

In the first quarter of 2011, in connection with a series of debt restructure transactions with certain holders of our convertible notes, we recognized a loss of $111 million as follows:

•
$15 million on the exchange of $175 million in aggregate principal amount of our 2014 convertible senior notes (the "2014 Notes") for $175 million in aggregate principal amount of new 2027 convertible senior notes;

•	$17 million (including transaction fees) on the repurchase of $176 million in aggregate principal amount of our 2014 Notes for $171 million in cash; and

•	$79 million (including transaction fees) on the repurchase of $91 million in aggregate principal amount of our 2013 convertible senior notes for $166 million in cash.

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

We are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy. On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid and/or unenforceable. Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief. We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that certain of our DDR2, DDR3, RLDRAM and RLDRAM II products infringe as many as fourteen Rambus patents and seeking monetary damages, treble damages, and injunctive relief. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite. A hearing on motions for summary judgment regarding infringement and validity is scheduled for April 2, 2012.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants. The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas against us and seven other defendants. On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleges that certain of our DRAM products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On September 14, 2011, Smart Memory Solutions LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and Winbond Electronics Corporation of America.  The complaint alleges that certain of our NOR Flash products infringe a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Antitrust Matters

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus is seeking a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims.

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of December 1, 2011, we paid $45 million into an escrow account in accordance with the settlement agreement.

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims.  The claims were initiated between December 2004 (British Columbia) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed, the denial of class certification and remanded the cases for further proceedings.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleges a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchasers cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and has not yet been rescheduled. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Quarter Ended December 1, 2011			Quarter Ended December 2, 2010
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$8,470	$1,382	$9,852	$8,020	$1,796	$9,816

Net income (loss)	(187)	—	(187)	155	17	172
Other comprehensive income (loss)	(31)	1	(30)	24	4	28
Comprehensive income (loss)	(218)	1	(217)	179	21	200

Net contribution from (distributions to) noncontrolling interests	—	55	55	—	(49)	(49)
Issuance and repurchase of convertible debts	—	—	—	13	—	13
Capital and other transactions attributable to Micron	19	—	19	14	—	14
Ending balance	$8,271	$1,438	$9,709	$8,226	$1,768	$9,994

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, Singapore dollar, Israeli shekel and yen.  We are also exposed to currency exchange rate risk for capital expenditures, primarily denominated in the euro and yen.  We use derivative instruments to manage our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts as of December 1, 2011, as listed in the tables below under asset fair values.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency Derivatives without Hedge Accounting Designation

We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our exposure to changes in currency exchange rates.  At the end of each reporting period, monetary assets and liabilities held or denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on bid prices of dealers or exchange quotations (referred to as Level 2).  Realized and unrealized gains and losses on derivative instruments and the underlying monetary assets and liabilities are included in other operating income (expense).  Total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of December 1, 2011:
Singapore dollar	$171	$—	$(1)
Euro	134	—	(1)
Israeli shekel	62	—	(1)
Yen	46	—	—
Other	40	—	(1)
	$453	$—	$(4)

As of September 1, 2011:
Singapore dollar	$210	$—	$—
Euro	301	3	—
Israeli shekel	98	—	(2)
Yen	165	3	—
Other	50	—	—
	$824	$6	$(2)

(1)	Represents the face value of outstanding contracts.

(2)	Included in other receivables.

(3)	Included in other accounts payable and accrued expenses.

For currency forward contracts without hedge accounting designation, we recognized losses of $20 million and $2 million for the first quarters of 2012 and 2011, respectively, which were included in other operating income (expense).

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months to hedge the exposure of changes in cash flows from changes in currency exchange rates for certain forecasted capital expenditures.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The amounts in accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operations and in the same periods in which the underlying transactions affect earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss is included in other operating income (expense).  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of December 1, 2011:
Euro	$105	$—	$(3)
Yen	24	—	(1)
	$129	$—	$(4)
As of September 1, 2011:
Euro	$232	$8	$—
Yen	19	1	—
	$251	$9	$—

(1)	Represents the face value of outstanding contracts

(2)	Included in other receivables

(3)	Included in other accounts payable and accrued expenses

We recognized $9 million of net derivative losses for the first quarter of 2012 and $6 million of net derivative gains for the first quarter of 2011 in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not significant in the first quarters of 2012 and 2011.  Amounts in accumulated other comprehensive income are amortized to manufacturing cost over the useful life of the underlying hedged equipment and reclassified to earnings when inventory is sold.  In the first quarter of 2012, $2 million of net gains was reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $6 million as of December 1, 2011.

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

Fair Value Measurements on a Recurring Basis

Assets measured at fair value on a recurring basis were as follows:

	December 1, 2011				September 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market(1)	$1,488	$—	$—	$1,488	$1,462	$—	$—	$1,462
Certificates of deposit(1)	—	149	—	149	—	155	—	155
Marketable equity investments(2)	41	12	—	53	37	15	—	52
Assets held for sale(2)	—	—	32	32	—	—	35	35
	$1,529	$161	$32	$1,722	$1,499	$170	$35	$1,704

(1)	Included in cash and equivalents.

(2)	Included in other noncurrent assets.

Certificates of deposit: Certificates of deposit assets were valued using observable inputs in active markets for similar assets (Level 2).

Marketable equity investments: All marketable equity investments were classified as available-for-sale. Gross realized gains and gross realized losses on sales of our marketable equity investments were not significant for the first quarters of 2012 or 2011. Marketable equity investments included approximately 20 million ordinary shares of Tower Semiconductor Ltd. received in connection with our sale of our wafer fabrication facility in Japan in June, 2011, which were valued using quoted market prices in an active market and discounted using a protective put model for our resale restriction (Level 2).

Assets held for sale: Assets held for sale primarily included semiconductor equipment and facilities.  Fair value for semiconductor equipment was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment, and fair value of facilities was determined based on sales of similar facilities and properties in comparable markets (Level 3).  Losses recognized in the first quarters of 2012 and 2011 due to fair value measurements using Level 3 inputs were not significant. For the first quarter of 2012, activity of assets held for sale was not significant.

Fair Value of Financial Instruments

The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes, the 2027 Notes and the 2031 Notes which is classified in equity) were as follows:

	December 1, 2011		September 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible debt instruments (Level 1)	$1,082	$965	$1,216	$1,049
Convertible debt instruments (Level 2)	737	629	629	529
Other debt instruments	530	525	436	423

The fair value of our Level 1 convertible debt instruments was based on quoted market prices in active markets.  The fair value of our Level 2 convertible debt instruments was determined based on observable inputs of quoted market prices in markets with insufficient activity to be considered active and market prices for our stock.  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on yield curves of similar debt issued by parties with credit ratings similar to ours (Level 2).  Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value.

Equity Plans

As of December 1, 2011, we had an aggregate of 170.6 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 103.2 million shares were subject to outstanding awards and 67.4 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 5.9 million and 4.1 million stock options during the first quarters of 2012 and 2011, respectively, with weighted-average grant-date fair values per share of $2.95 and $3.82, respectively.

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

Quarter ended	December 1, 2011	December 2, 2010
Average expected life in years	5.1	5.2
Weighted-average expected volatility	67%	58%
Weighted-average risk-free interest rate	1.1%	1.2%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of December 1, 2011, there were 11.0 million shares of Restricted Stock Awards outstanding, of which 3.1 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the first quarters of 2012 and 2011 were as follows:

Quarter ended	December 1, 2011	December 2, 2010
Service-based awards	1.8	1.2
Performance-based awards	1.9	1.2
Weighted-average grant-date fair values per share	$5.17	$7.58

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

Quarter ended	December 1, 2011	December 2, 2010
Stock-based compensation expense by caption:
Cost of goods sold	$5	$4
Selling, general and administrative	11	11
Research and development	4	4
	$20	$19

Stock-based compensation expense by type of award:
Stock options	$12	$10
Restricted stock awards	8	9
	$20	$19

As of December 1, 2011, $154 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2016, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

Quarter ended	December 1, 2011	December 2, 2010
(Gain) loss from changes in currency exchange rates	$11	$7
(Gain) loss on disposition of property, plant and equipment	1	—
Samsung patent cross-license agreement	—	(200)
Other	(6)	2
	$6	$(191)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  Under the agreement, Samsung agreed to pay us $275 million, of which we received $200 million in the first quarter of 2011. An additional $40 million and $35 million was received in the second and third quarters of 2011. The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Income Taxes

Income taxes for the first quarter of 2012 included a tax benefit of $14 million related to the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position.  Income taxes for the first quarter of 2011 included a charge of $33 million in connection with the receipt of $200 million from Samsung for a cross-license agreement. Remaining taxes in the first quarters of 2012 and 2011 primarily reflect taxes on our non-U.S. operations.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2012 and 2011 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of stock options and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share, as of December 1, 2011 and December 2, 2010 were 285.5 million and 162.2 million, respectively.

Quarter ended	December 1, 2011	December 2, 2010
Net income (loss) available to Micron shareholders – Basic	$(187)	$155
Net effect of assumed conversion of debt	—	2
Net income (loss) available to Micron shareholders – Diluted	$(187)	$157

Weighted-average common shares outstanding – Basic	981.4	972.9
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	—	58.4
Weighted-average common shares outstanding – Diluted	981.4	1,031.3

Earnings (loss) per share:
Basic	$(0.19)	$0.16
Diluted	(0.19)	0.15

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

Quarter ended	December 1, 2011	December 2, 2010
Net income (loss)	$(187)	$172
Other comprehensive income (loss), net of tax:
Net gain (loss) on foreign currency translation adjustment	(21)	18
Net gain (loss) on derivatives	(11)	6
Net unrealized gain (loss) on investments	2	3
Pension liability adjustment	—	1
Total other comprehensive income (loss)	(30)	28
Comprehensive income (loss)	(217)	200
Comprehensive loss (income) attributable to noncontrolling interests	(1)	(21)
Comprehensive income (loss) attributable to Micron	$(218)	$179

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

As of	December 1, 2011	September 1, 2011
Accumulated translation adjustment, net	$44	$65
Gain (loss) on derivatives, net	31	43
Gain (loss) on investments, net	27	25
Unrecognized pension liability	(1)	(1)
Accumulated other comprehensive income (loss)	$101	$132

Consolidated Variable Interest Entities

IM Flash

We have two joint ventures with Intel: IMFT, formed in 2006 and IMFS, formed in 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners. IMFT and IMFS are each governed by a Board of Managers, the number of which adjusts depending on the parties' respective ownership interests. We and Intel initially appointed an equal number of managers to each of the boards. These joint venture arrangements extend through 2016 but are subject to prior termination under certain terms and conditions. IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their function, operations and the way our management reviews the results of their operations. The partners' ownership percentages are based on contributions to the partnership. As of December 1, 2011, we owned 51% and Intel owned 49% of IMFT and we owned 82% and Intel owned 18% of IMFS.

Although our ownership interest in IMFS changes at the time we make contributions, our share of the operating costs and supply from IMFS adjusts in proportion to changes in our ownership share either 12 months or 8 months (depending on the status of IMFS' production ramp) from the date of the applicable ownership change. Accordingly, we anticipate that our share of IMFS costs and supply will increase from 71% as of December 1, 2011 to our current ownership interest in IMFS over 2012. Changes in IMFS ownership interests do not affect our NAND Flash R&D cost-sharing agreement with Intel.

The following table presents IM Flash's distributions to and contributions from its shareholders:

Quarter ended	December 1, 2011	December 2, 2010
IM Flash distributions to Micron	$86	$51
IM Flash distributions to Intel	83	49
Micron contributions to IM Flash	103	392
Intel contributions to IM Flash	131	—

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost. IM Flash sales to Intel were $261 million and $209 million for the first quarters of 2012 and 2011, respectively. As of December 1, 2011 and September 1, 2011, IM Flash had receivables of $158 million and $165 million, respectively, from Intel.

Total IM Flash assets and liabilities included in our consolidated balance sheets were as follows:

As of	December 1, 2011	September 1, 2011
Assets
Cash and equivalents	$160	$327
Receivables	246	252
Inventories	250	227
Other current assets	9	11
Total current assets	665	817
Property, plant and equipment, net	4,094	4,121
Other noncurrent assets	63	66
Total assets	$4,822	$5,004

Liabilities
Accounts payable and accrued expenses	$218	$458
Deferred income	122	125
Equipment purchase contracts	28	37
Current portion of long-term debt	10	8
Total current liabilities	378	628
Long-term debt	79	58
Other noncurrent liabilities	3	4
Total liabilities	$460	$690
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Our ability to access IM Flash's cash and marketable investment securities to finance our other operations is subject to agreement by our joint venture partner.  The creditors of each IM Flash entity have recourse only to the assets of each of the respective IM Flash entities and do not have recourse to any other of our assets.

IM Flash manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share product design and other NAND Flash R&D costs equally with Intel. As a result, R&D expenses were reduced by reimbursements from Intel of $22 million and $23 million for the first quarters of 2012 and 2011, respectively.

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through December 1, 2011, we owned 50.01% and Photronics owned 49.99% of MP Mask.  In the first quarter of 2012, we contributed $8 million and Photronics contributed $7 million to MP Mask. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  As of December 1, 2011 and September 1, 2011, deferred income and other noncurrent liabilities included an aggregate of $32 million and $34 million, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	December 1, 2011	September 1, 2011
Current assets	$17	$24
Noncurrent assets (primarily property, plant and equipment)	156	143
Current liabilities	23	31
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision makers.  Factors used to identify our segments include, among others, products, technologies and customers.  We have the following four reportable segments:

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

Quarter ended	December 1, 2011	December 2, 2010
Net sales:
NSG	$683	$502
DSG	656	903
WSG	373	511
ESG	262	266
All Other	116	70
	$2,090	$2,252

Operating income (loss):
NSG	$94	$57
DSG	(139)	225
WSG	(58)	56
ESG	38	78
All Other	(17)	(26)
	$(82)	$390

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Results by Business Segment" regarding future increases in NAND Flash production resulting from the ramp of production at IM Flash's fabrication facility and increases in our share of the supply from the IM Flash fabrication facility in future periods; in "Selling, General and Administrative" regarding SG&A costs for the second quarter of 2012; in "Research and Development" regarding R&D costs for the second quarter of 2012; in "Liquidity and Capital Resources" regarding capital spending in 2012, future distributions from, or contributions to, IM Flash and the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact from the adoption of new accounting standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2012, which ends on August 30, 2012, contains 52 weeks. Our first quarter of fiscal 2012 ended December 1, 2012. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview: An overview of our business and operations.

•	Results of Operation: An analysis of our financial results consisting of the following:

◦	Consolidated results

◦	Operating results by business segment

◦	Operating results by product

◦	Operating expenses and other

•	Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are a global manufacturer and marketer of semiconductor devices, principally NAND Flash, DRAM and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial and mobile products.  In addition, we manufacture semiconductor components for CMOS image sensors and other semiconductor products.  We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers ("OEMs") and retailers located around the world.  Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on R&D investments.

We obtain products from three primary sources:  (1) production from our joint venture manufacturing facilities, (2) production from our wholly-owned manufacturing facilities, and (3) to a lesser degree, from third party manufacturers.  In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements, including joint ventures, which have helped us to attain lower costs than we could otherwise achieve through internal investments alone.

We have made significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and through our joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  We generally reduce the manufacturing cost of each generation of product through advancements in product and process technology such as our leading-edge line-width process technology and innovative array architecture.  We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption and increased memory density.  To leverage our significant investments in R&D, we have formed various strategic joint ventures that have allowed us to share the costs of developing memory product and process technologies with our joint venture partners.  In addition, from time to time, we have also sold and/or licensed technology to other parties.  We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

We have the following four reportable segments:

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

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2012	% of net sales	2011	% of net sales	2011	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,090	100%	$2,252	100%	$2,140	100%
Cost of goods sold	1,785	85%	1,728	77%	1,819	85%
Gross margin	305	15%	524	23%	321	15%

SG&A	151	7%	140	6%	155	7%
R&D	230	11%	185	8%	209	10%
Other operating (income) expense, net	6	—%	(191)	(8)%	8	—%
Operating income (loss)	(82)	(4)%	390	17%	(51)	(2)%

Interest income (expense), net	(33)	(2)%	(30)	(1)%	(28)	(1)%
Other non-operating income (expense), net	—	—%	(114)	(5)%	1	—%
Income tax (provision) benefit	2	—%	(48)	(2)%	(16)	(1)%
Equity in net income (loss) of equity method investees	(74)	(4)%	(26)	(1)%	(40)	(2)%
Net (income) loss attributable to noncontrolling interests	—	—%	(17)	(1)%	(1)	—%
Net income (loss) attributable to Micron	$(187)	(9)%	$155	7%	$(135)	(6)%

Net Sales

	First Quarter				Fourth Quarter
	2012	% of net sales	2011	% of net sales	2011	% of net sales
NSG	$683	33%	$502	22%	$637	30%
DSG	656	31%	903	40%	685	32%
WSG	373	18%	511	23%	445	21%
ESG	262	13%	266	12%	243	11%
All Other	116	5%	70	3%	130	6%
	$2,090	100%	$2,252	100%	$2,140	100%

Total net sales for the first quarter of 2012 decreased 2% as compared to the fourth quarter of 2011 primarily due to declines in WSG and DSG sales, partially offset by increases in NSG and ESG sales. WSG sales for the first quarter of 2012 decreased 16% as compared to the fourth quarter of 2011 primarily due to declines in sales of wireless NOR products. DSG sales for the first quarter of 2012 decreased 4% as compared to the fourth quarter of 2011 primarily due to declines in average selling prices for DRAM products mitigated by increases in gigabit sales. NSG sales for the first quarter of 2012 increased 7% as compared to the fourth quarter of 2011 primarily due to increases in NAND Flash gigabit sales partially offset by declines in average selling prices. ESG sales for the first quarter of 2012 increased 8% as compared to the fourth quarter of 2011 primarily due to increases in the volume of embedded DRAM sales.

Total net sales for the first quarter of 2012 decreased 7% as compared to the first quarter of 2011 primarily due to a 27% decrease in DSG sales as a result of declines in DRAM average selling prices and a 27% decrease in WSG sales as a result of declines in sales of wireless NOR products. NSG sales for the first quarter of 2012 increased 36% as compared to the first quarter of 2011 primarily due to higher sales volumes partially offset by declines in average selling prices.

Gross Margin

Our overall gross margin percentage of 15% for the first quarter of 2012 was essentially unchanged from the fourth quarter of 2011 as a slight increase in the gross margin percentage for NSG offset a slight decrease in the gross margin for DSG. Cost reductions from improvements in product and process technologies mitigated declines in average selling prices for all reportable operating segments in the first quarter of 2012 as compared to the fourth quarter of 2011. Costs of our underutilized capacity, primarily associated with decreased production in our NOR Flash fabrication facilities and the ramp of our IMFS NAND Flash fabrication facility, were $44 million, $18 million and $59 million for the first quarter of 2012, fourth quarter of 2011 and first quarter of 2011, respectively.

Our overall gross margin percentage declined from 23% for the first quarter of 2011 to 15% for the first quarter of 2012 primarily due to decreases in the gross margin percentage for DSG and to a lesser extent WSG and ESG. NSG's gross margin percentage for the first quarter of 2012 improved from the first quarter of 2011. Cost reductions partially mitigated significant declines in average selling prices for all reportable operating segments for the first quarter of 2012 as compared to the fourth quarter of 2011.

Operating Results by Business Segments

NAND Solutions Group ("NSG")

	First Quarter	Fourth Quarter	First Quarter
	2012	2011	2011
Net sales	$683	$637	$502
Operating income (loss)	94	72	57

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product Groups – NAND Flash" for further detail.) NSG sales for the first quarter of 2012 increased 7% from the fourth quarter of 2011 primarily due to increases in gigabits sold partially offset by declines in average selling prices. We sell NSG products in three principal channels: (1) to OEMs and other resellers, (2) to Intel through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, and (3) to retailers.

NSG sales through IM Flash to Intel were $261 million for the first quarter of 2012, $255 million for the fourth quarter of 2011 and $209 million for the first quarter of 2011. The ramp of production at IM Flash's wafer fabrication facility in Singapore increased our NAND Flash production in the first quarter of 2012 and we expect it will increase our NAND Flash production for the second quarter of 2012 as compared to the first quarter of 2012. Our share of the operating costs and supply of NAND Flash from IMFS adjusts in proportion to changes in our ownership share either 12 months or 8 months (depending on the status of IMFS' production ramp) from the date of the applicable ownership change. Accordingly, we anticipate that our share of IMFS costs and supply will increase from 71% as of December 1, 2011 to our current ownership interest in IMFS during the course of 2012. The following table presents the contributions and ownership percentages of IMFS:

	Contributions		Period-End Ownership Percentage
	Micron	Intel	Micron	Intel
Prior to the second quarter of 2010			51%	49%
Second quarter of 2010	$25	$—	53%	47%
Third quarter of 2010	26	24	53%	47%
Fourth quarter of 2010	77	14	57%	43%
First quarter of 2011	392	—	71%	29%
Second quarter of 2011	343	—	78%	22%
Third quarter of 2011	409	—	83%	17%
Fourth quarter of 2011	421	—	86%	14%
First quarter of 2012	103	131	82%	18%

NSG sales of NAND Flash products to our trade customers (excluding IM Flash sales to Intel) increased 10% for the first quarter of 2012 as compared to the fourth quarter of 2011 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. Despite the declines in average selling prices, NSG operating income increased for the first quarter of 2012 as compared to the fourth quarter of 2011 primarily due to reductions in manufacturing costs per gigabit. Manufacturing cost reductions resulted from improved production efficiencies and increased utilization of IMFS's wafer fabrication facility in Singapore.

NSG sales for the first quarter of 2012 increased 36% from the first quarter of 2011 primarily due to an increase in gigabits produced partially offset by a decline in average selling prices per gigabit. The increase in NSG operating income for the first quarter of 2012 was primarily due to reductions in manufacturing costs per gigabit and lower charges for underutilized capacity, partially offset by the declines in overall average selling prices per gigabit and a $39 million gain from a license agreement with Samsung in the first quarter of 2011.

DRAM Solutions Group ("DSG")

	First Quarter	Fourth Quarter	First Quarter
	2012	2011	2011
Net sales	$656	$685	$903
Operating income (loss)	(139)	(95)	225

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product Groups – DRAM" for further detail.) DSG sales for the first quarter of 2012 decreased 4% from the fourth quarter of 2011 primarily due to significant declines in average selling prices partially offset by an increase in sales volume. The increase in gigabits sold for the first quarter of 2012 was largely due to improvements in production efficiency through the implementation of advanced technology. DSG operating income decreased 46% from the fourth quarter of 2011 to the first quarter of 2012 primarily as a result of the significant declines in average selling prices, mitigated by reductions in manufacturing costs per gigabit as a result of improved production efficiencies. DSG operating income for the first quarter of 2012 was also impacted by increased R&D costs due to a higher volume of development wafers processed.

The significant declines in DSG sales and operating margins for the first quarter of 2012 compared to the fourth quarter of 2011 was primarily attributable to a decrease in demand for PC DRAM, particularly for DDR3 DRAM, due to overall weakness in the PC market. The effects of decreases in PC DRAM margins for the first quarter of 2012 were mitigated by sales of products in server and other premium markets with relatively higher margins.

DSG sales for the first quarter of 2012 decreased 27% from the first quarter of 2011 primarily due to decreases in average selling prices per gigabit partially offset by increases in gigabits sold. The decrease in average selling prices in the first quarter of 2012 for DSG products was impacted by a shift in product mix as most of the increase in sales volume was from our DDR3 DRAM products that had significantly lower average selling prices per gigabit than our other DSG products. The decline in DSG operating income for the first quarter of 2012 was primarily due to the declines in average selling prices mitigated by cost reductions. In addition, DSG operating income for the first quarter of 2011 benefited from a $59 million gain from a license arrangement with Samsung.

Wireless Solutions Group ("WSG")

	First Quarter	Fourth Quarter	First Quarter
	2012	2011	2011
Net sales	$373	$445	$511
Operating income (loss)	(58)	(56)	56

In the first quarter of 2012, WSG sales were comprised of NOR Flash, NAND Flash and DRAM in decreasing order of revenue. The 16% decrease in WSG sales for the first quarter of 2012 as compared to the fourth quarter of 2011 was primarily due to declines in sales of wireless NOR Flash products as a result of weakness in demand from certain customers and a continued transition by customers to NAND Flash. WSG operating income for the first quarter of 2012 declined slightly from the fourth quarter of 2011 primarily due to lower margins for wireless NOR Flash products as a result of continued pricing pressure, partially offset by improved margins on NAND Flash and DRAM products.

The 27% decrease in WSG sales for the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to declines in sales of wireless NOR Flash. The decreases in sales of NOR Flash products also contributed to a decline in WSG operating margin for the first quarter of 2012 as compared to the first quarter of 2011. In addition, WSG operating income for for the first quarter of 2011 included a $68 million gain from a license agreement with Samsung.

Embedded Solutions Group ("ESG")

	First Quarter	Fourth Quarter	First Quarter
	2012	2011	2011
Net sales	$262	$243	$266
Operating income (loss)	38	46	78

In the first quarter of 2012, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. The 8% increase in ESG sales for the first quarter of 2012 as compared to the fourth quarter of 2011 was primarily due to growth in sales of specialty DRAM, primarily within the automotive market. The decline in ESG operating income for the first quarter of 2011 as compared to the fourth quarter of 2011 was primarily due to the cost of underutilized capacity in our NOR facilities, write downs of certain products and higher R&D expenses.

The decline in ESG operating income for first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a $24 million gain from a license agreement with Samsung in the first quarter of 2011. In addition, ESG gross margins for the first quarter of 2012 also declined from the first quarter of 2011 due to significant declines in average selling prices and costs associated with the cost of underutilized capacity in our NOR facilities.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2012	% of net sales	2011	% of net sales	2011	% of net sales
NAND Flash	$909	43%	$753	33%	$858	40%
DRAM	778	37%	1,009	45%	778	36%
NOR Flash	287	14%	422	19%	373	17%
Other	116	6%	68	3%	131	7%
	$2,090	100%	$2,252	100%	$2,140	100%

NAND Flash

	First Quarter 2012 Versus
	Fourth Quarter	First Quarter
	2011	2011
	(percentage change from prior quarter)
NAND Flash sales to trade customers:
Net sales	7%	19%
Average selling prices per gigabit	(11)%	(32)%
Gigabits sold	21%	76%
Cost reduction per gigabit	(16)%	(42)%

NAND Flash sales to Intel:
Net sales	2%	25%
Average selling prices per gigabit	(12)%	(35)%
Gigabits sold	16%	91%
Cost reduction per gigabit	(12)%	(36)%

We sell a portion of our output of NAND Flash products to Intel through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost. (See "Segment Operating Results – NAND Solutions Group" for further detail.) The remainder of our sales of NAND Flash products is to "trade" customers (i.e., customers other than Intel).

Our mix of single-level cell ("SLC") and multi-level cell ("MLC") NAND Flash products impacts our average selling prices and sales volumes. SLC products have fewer bits per wafer and therefore higher costs but have higher average selling prices per gigabit as compared to MLC products. The ramp of the IMFS fabrication facility has increased our mix of MLC products in the first quarter of 2012 as compared to the fourth quarter of 2011, which resulted in greater declines in average selling prices, increased production volumes and cost reductions.

Increases in gigabits sold for the first quarter of 2012 as compared to the fourth quarter and first quarter of 2011 was primarily due to the ramp of the IMFS fabrication facility and increased production efficiencies.

The gross margin percentage on sales of NAND Flash products to trade customers for the first quarter of 2012 improved from the fourth and first quarters of 2011 as cost reductions outpaced the declines in average selling prices.

DRAM

	First Quarter 2012 Versus
	Fourth Quarter	First Quarter
	2011	2011
	(percentage change from prior quarter)
Net sales	—%	(23)%
Average selling prices per gigabit	(12)%	(51)%
Gigabits sold	14%	57%
Cost reduction per gigabit	(10)%	(31)%

The increase in gigabit sales of DRAM products for the first quarter of 2012 as compared to the fourth and first quarters of 2011 was primarily due to increased output obtained from our Inotera joint venture, the effects of a shift in mix to higher-density products and improved production efficiencies. Average selling prices for DDR3 DRAM sold into the PC market have declined significantly faster than other DRAM products.

The gross margin percentage on sales of DRAM products for the first quarter of 2012 declined slightly from the fourth quarter of 2011 and significantly from the first quarter of 2011 as declines in average selling prices outpaced cost reductions from improvements in manufacturing efficiencies.

We have rights and obligations to purchase 50% of Inotera's wafer production capacity under the Inotera Supply Agreement. DRAM products acquired from Inotera accounted for 43% of our DRAM gigabit production for the first quarter of 2012 as compared to 37% for the fourth quarter of 2011 and 25% for the first quarter of 2011. The higher level of production from Inotera was achieved through their continued transition to our process technology. Products obtained from Inotera in 2011 were primarily DDR3 for the PC market. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. In the first quarter of 2012, the cost of wafers purchased from Inotera was significantly higher than our cost of wafers manufactured in our facilities. Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $521 million for the nine-month period ended September 30, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of September 30, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

NOR Flash

The decreases in our sales of NOR Flash products for the first quarter of 2012 as compared to the fourth and first quarters of 2011 were primarily due to decreases in sales of wireless NOR Flash products, weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products. Sales of embedded NOR Flash products for the first quarter of 2012 were relatively stable as compared to the fourth quarter of 2011. Our gross margin percentage on sales of NOR products for the first quarter of 2012 declined as compared to the fourth and first quarters of 2011 due to costs of underutilized capacity and increased costs per part from lost efficiencies.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the first quarter of 2012 decreased 3% as compared to the fourth quarter of 2011 primarily due to lower costs associated with pending legal matters. SG&A expenses for the first quarter of 2012 increased 8% from the first quarter of 2011 primarily due to higher legal costs and higher professional service costs partially offset by lower payroll costs. We expect that SG&A expenses will approximate $155 million to $165 million for the second quarter of 2012.

Research and Development

R&D expenses for the first quarter of 2012 increased 10% from the fourth quarter of 2011 primarily due to higher payroll costs, lower reimbursements under partnering arrangements and a higher volume of pre-qualification wafers processed. R&D expenses for the first quarter of 2012 increased 24% from the first quarter of 2011 primarily due to higher payroll costs and a higher volume of development wafers processed offset by higher reimbursements under partnering arrangements.

As a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $37 million for the first quarter of 2012, $40 million for the fourth quarter of 2011 and $30 million for the first quarter of 2011. As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $22 million for the first quarter of 2012, $24 million for the fourth quarter of 2011 and $23 million for the first quarter of 2011. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $220 million to $230 million for the second quarter of 2012.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 DRAM and LP-DDR2 Mobile Low Power DRAM products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase change memory, solid-state drives ("SSDs") and other memory systems.

Interest Income (Expense)

Interest expense for the first quarter of 2012, fourth quarter of 2011 and first quarter of 2011, included aggregate amounts of non-cash amortization of debt discount and issuance costs of $18 million, $16 million and $18 million, respectively. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Non-Operating Income (Expense), Net

Other non-operating expense for the first quarter of 2011 included a $111 million loss in connection with a series of debt restructure transactions with certain holders of our convertible notes.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Operating and Non-operating Income and Expenses

Further discussion of operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Other Operating (Income) Expense, Net

•	Income Taxes

•	Equity Method Investments

•	Equity Plans

Liquidity and Capital Resources

As of December 1, 2011 and September 1, 2011, we had the following cash and equivalents:

As of	December 1, 2011	September 1, 2011
Bank deposit accounts	$278	$543
Money market accounts	1,488	1,462
Certificates of deposit	149	155
Aggregate cash and equivalents (includes $160 and $327, respectively, held by IM Flash)	$1,915	$2,160

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. Our ability to access funds held by IM Flash to finance our other operations is subject to agreement by our joint venture partner and contractual limitations. Amounts held by IM Flash are not anticipated to be available to finance our other operations. As of December 1, 2011, the effect of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. We may pursue additional financing alternatives in the future as cost effective and strategic opportunities arise.

Operating activities

Net cash provided by operating activities was $404 million for the first quarter of 2012, which reflected approximately $488 million generated from the production and sales of our products, offset by a net $84 million effect from changes in the amount invested in net working capital.

Investing activities

Net cash used for investing activities was $714 million for the first quarter of 2012, which consisted primarily of cash expenditures of $697 million for property, plant and equipment. We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We expect that capital spending for 2012 will be approximately $2 billion, the majority of which is expected to be incurred in the first half of 2012. The actual amounts for 2012 will vary depending on market conditions. As of December 1, 2011, we had commitments of approximately $450 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

In December, 2011, subsequent to the end of the first quarter of 2012, we lent $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. Inotera plans to replace this note with longer term financing with one or more partners.

Financing activities

Net cash provided by financing activities was $65 million for the first quarter of 2012, which included $110 million of proceeds from equipment sale-leaseback financing transactions, $55 million of net contributions from noncontrolling interests partially offset by $49 million of payments on equipment purchase contracts and $48 million of payments on debt.

Joint ventures

In the first quarter of 2012, IM Flash distributed $83 million to Intel. Timing of future distributions to Intel is subject to market conditions and availability of cash. In 2011, IM Flash began installing tools at its new 300mm wafer fabrication facility in Singapore. In the first quarter of 2012, we made contributions to IM Flash of $103 million and Intel made contributions to IM Flash of $131 million. We may make additional contributions to IM Flash in future periods in connection with tool installations and the further ramp of production at the Singapore facility. The level of our future capital contributions to IM Flash will depend on market conditions and the extent to which Intel participates with us in future IM Flash capital calls.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 1, 2011:

	Total	Remainder of 2012	2013	2014	2015	2016	2017 and Thereafter
	(amounts in millions)
Notes payable (1)	$2,122	$26	$39	$1,124	$15	$15	$903
Capital lease obligations (1)	611	132	106	105	99	82	87
Operating leases	99	19	24	14	9	8	25

(1) Includes interest

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

Consolidations: We have interests in joint venture entities that are VIEs.  Determining whether to consolidate a VIE may require judgment in assessing (1) whether an entity is a VIE and (2) if we are the entity's primary beneficiary.  To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (a) the power to direct the activities that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding and financing and other applicable agreements and circumstances.  Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.

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

Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $143 million at December 1, 2011.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Property, Plant and Equipment: We review the carrying value of property, plant and equipment for impairment when events and circumstances indicate that the carrying value of an asset or group of assets may not be recoverable from the estimated future cash flows expected to result from its use and/or disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future cash flows involves numerous assumptions which require judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products and future production and sales volumes.  In addition, judgment is required in determining the groups of assets for which impairment tests are separately performed.

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as R&D as incurred.  Determining when product development is complete requires judgment by us.  We deem development of a product complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.

Stock-based Compensation: Stock-based compensation is estimated at the grant date based on the fair-value of the award and is recognized as expense using the straight-line amortization method over the requisite service period.  For performance-based stock awards, the expense recognized is dependent on the probability of the performance measure being achieved.  We utilize forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

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

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are required to adopt this standard as of the beginning of 2013. The new standard also required presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented, which was indefinitely deferred by an update issued by the FASB in December 2011. The adoption of these standards will only impact the presentation of our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 1, 2011, $2,072 million of our $2,119 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $2,349 million as of December 1, 2011 and $2,281 million as of September 1, 2011.  We estimate that, as of December 1, 2011, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $73 million.  As of December 1, 2011, $47 million of the debt had variable interest rates. The increase in interest expense caused by a 1% increase in the rates would be de minimis.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $469 million as of December 1, 2011 and U.S. $512 million as of September 1, 2011.  We also had foreign currency liabilities valued at an aggregate of U.S. $669 million as of December 1, 2011, and U.S. $944 million as of September 1, 2011.  Because the substantial majority of our sales are denominated in U.S. dollar, we do not have significant natural hedges to offset our expenditures denominated in other currencies. Significant components of assets and liabilities denominated in currencies other than the U.S. dollar (our reporting currency) were as follows (in U.S. dollar equivalents):

	December 1, 2011					September 1, 2011
	SGD[1]	Yen	Euro	ILS[2]	Other	SGD[1]	Yen	Euro	ILS[2]	Other
	(amounts in millions)
Cash and equivalents	$11	$10	$19	$5	$14	$22	$4	$33	$5	$16
Receivables	112	30	41	2	17	92	25	72	1	17
Deferred tax assets	—	37	5	—	1	—	39	7	—	1
Other assets	11	14	79	47	14	12	16	88	44	18
Accounts payable and accrued expenses	(107)	(78)	(109)	(19)	(20)	(124)	(194)	(240)	(25)	(19)
Debt	(98)	—	(3)	—	(4)	(81)	—	(3)	—	(3)
Other liabilities	(13)	(9)	(113)	(60)	(36)	(15)	(8)	(128)	(62)	(42)
Net assets (liabilities)	$(84)	$4	$(81)	$(25)	$(14)	$(94)	$(118)	$(171)	$(37)	$(12)

1 Currency code indicates Singapore dollar.
2 Currency code indicates Israeli shekel.

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of December 1, 2011, a 1% change in the exchange rate versus the U.S. dollar would result in currency gains or losses of approximately U.S. $1 million for the Singapore dollar and the euro.  Since 2010, we have been using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving Rambus and us and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit.

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite.  A hearing on motions for summary judgment regarding infringement and validity is scheduled for April 2, 2012.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants.  The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas against us and seven other defendants.  On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleges that certain of our DRAM products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On September 14, 2011, Smart Memory Solutions LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and Winbond Electronics Corporation of America.  The complaint alleges that certain NOR Flash products infringe a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Antitrust Matters

On May 5, 2004, Rambus, Inc. filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus is seeking a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate payable in three equal installments over a two-year period. As of December 1, 2011, we paid $45 million into an escrow account in accordance with the settlement agreement.

Three purported class action cases alleging price-fixing of DRAM products have been filed against us in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States. Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively. Plaintiffs have filed an appeal of each of those decisions. On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed, the denial of class certification and remanded the cases for further proceedings.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including ours, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleges a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle is seeking joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief.

We are unable to predict the outcome of these matters, except as noted in the U.S. indirect purchasers cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and has not yet been rescheduled. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected. In the first quarter of 2012 average selling prices per gigabit for our NAND Flash and DRAM products declined 10% and 12% respectively as compared to the fourth quarter of 2011. We have experienced significant decreases in our average selling prices per gigabit in recent years as noted in the table below. In some prior periods, average selling prices for our memory products have been below our manufacturing costs.

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

Flooding in Thailand could adversely affect demand for our products.

        In July 2011, Thailand began experiencing severe flooding that has disrupted the supply of hard disk drives and other components for our customers. If our customers are unable to obtain sufficient quantities of hard disk drives for systems that also include our products, they may postpone or cancel their orders for our products. As a result, pricing and demand for our products could be impacted and our business, results of operations and financial condition may be adversely affected.

Inotera's liquidity risk may adversely impact our ownership interest and supply agreement.

Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $521 million for the nine-month period ended September 30, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of September 30, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera, which had a net carrying value of $264 million as of December 1, 2011. In addition, in December, 2011, we lent $133 million to Inotera under a 90-day note. In connection with our ownership equity interest in Inotera, we have rights and obligations to purchase 50% of the wafer production capacity of Inotera. In the first quarter of 2012, we purchased $156 million of DRAM products from Inotera, and our supply from Inotera accounted for 43% of our aggregate DRAM gigabit production. As a result, if our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and has not yet been rescheduled. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2012 will be approximately $2 billion, of which $746 million was spent in the first quarter of 2012. The actual amounts for 2012 will vary depending on funding participation by joint venture partners and market conditions. As of December 1, 2011, we had cash and equivalents of $1,915 million, of which $160 million consisted of cash and investments of IM Flash that is generally not available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of the downturn in general economic conditions and the adverse conditions in the credit markets, it may be difficult for us to obtain financing on terms acceptable to us. We cannot assure you that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or access capital markets. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in capital contributions to our joint ventures, which may result in us increasing our capital contributions to such ventures, resulting in additional cash expenditures by us; for example, our contributions to IM Flash Singapore in 2011 and 2010 totaled $1,580 million and $128 million, respectively, while Intel's contributions totaled $0 million and $38 million, respectively;

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

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus is seeking a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. We anticipate that Rambus will file post-trial motions and appeal the jury verdict.

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

We are unable to predict the outcome of these matters. An adverse court determination in any of these lawsuits alleging violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit. (See "Item 1. Legal Proceedings" for additional details on this lawsuit and other Rambus matters pending in the U.S. and Europe.)

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, Israeli shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2011 and $23 million for 2010. To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of December 1, 2011 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the Singapore dollar and the euro. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, Israeli shekel or yen, our results of operations or financial condition may be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first quarter of 2012. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure plans in prior periods and may need to implement restructure initiatives in future periods. As a result, we could incur restructure charges, lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2012, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 457,328 shares of our common stock at an average price per share of $5.01. We retired these shares in the first quarter of 2012.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

September 2, 2011	-	October 6, 2011	218,285	$4.86	N/A	N/A
October 7, 2011	-	November 3, 2011	186,454	5.08	N/A	N/A
November 4, 2011	-	December 1, 2011	52,589	5.43	N/A	N/A
			457,328	5.01

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K/A dated April 7, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	January 10, 2012	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)