Form 10-Q
period 2012-03-01
MICRON TECHNOLOGY INC
filed 2012-04-09
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2012

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of April 2, 2012, was 989,627,195.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Net sales	$2,009	$2,257	$4,099	$4,509
Cost of goods sold	1,799	1,822	3,584	3,550
Gross margin	210	435	515	959

Selling, general and administrative	174	146	325	286
Research and development	222	186	452	371
Other operating (income) expense, net	19	(76)	25	(267)
Operating income (loss)	(205)	179	(287)	569

Interest income	2	7	4	15
Interest expense	(35)	(28)	(70)	(66)
Other non-operating income (expense), net	38	—	38	(114)
	(200)	158	(315)	404

Income tax provision	(9)	(35)	(7)	(83)
Equity in net income (loss) of equity method investees, net of tax	(73)	(48)	(147)	(74)
Net income (loss)	(282)	75	(469)	247

Net income attributable to noncontrolling interests	—	(3)	—	(20)
Net income (loss) attributable to Micron	$(282)	$72	$(469)	$227

Earnings (loss) per share:
Basic	$(0.29)	$0.07	$(0.48)	$0.23
Diluted	(0.29)	0.07	(0.48)	0.22

Number of shares used in per share calculations:
Basic	982.8	988.1	982.1	980.5
Diluted	982.8	1,037.3	982.1	1,034.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	March 1, 2012	September 1, 2011
Assets
Cash and equivalents	$2,094	$2,160
Receivables	1,241	1,497
Inventories	2,081	2,080
Other current assets	243	95
Total current assets	5,659	5,832
Intangible assets, net	400	414
Property, plant and equipment, net	7,357	7,555
Equity method investments	335	483
Other noncurrent assets	388	468
Total assets	$14,139	$14,752

Liabilities and equity
Accounts payable and accrued expenses	$1,457	$1,830
Deferred income	364	443
Equipment purchase contracts	131	67
Current portion of long-term debt	150	140
Total current liabilities	2,102	2,480
Long-term debt	2,165	1,861
Other noncurrent liabilities	513	559
Total liabilities	4,780	4,900

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 989.4 shares issued and outstanding (984.3 as of September 1, 2011)	99	98
Additional capital	8,658	8,610
Accumulated deficit	(839)	(370)
Accumulated other comprehensive income	68	132
Total Micron shareholders' equity	7,986	8,470
Noncontrolling interests in subsidiaries	1,373	1,382
Total equity	9,359	9,852
Total liabilities and equity	$14,139	$14,752

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six months ended	March 1, 2012	March 3, 2011
Cash flows from operating activities
Net income (loss)	$(469)	$247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,133	1,003
Amortization of debt discount and other costs	34	30
Equity in net (income) losses of equity method investees, net of tax	147	74
Stock-based compensation	50	38
Loss on extinguishment of debt	—	111
Change in operating assets and liabilities:
Receivables	225	154
Inventories	(1)	(196)
Accounts payable and accrued expenses	(40)	94
Deferred income	(74)	(11)
Other	(27)	(3)
Net cash provided by operating activities	978	1,541

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,089)	(1,189)
Loan to Inotera	(133)	—
Additions to equity method investments	(7)	(11)
Acquisition of noncontrolling interests in TECH	—	(159)
Proceeds from sales of property, plant and equipment	48	96
Return of equity method investment	—	48
Other	(2)	(23)
Net cash used for investing activities	(1,183)	(1,238)

Cash flows from financing activities
Proceeds from equipment sale-leaseback transactions	340	95
Cash received from noncontrolling interests	138	4
Distributions to noncontrolling interests	(147)	(99)
Repayments of debt	(101)	(812)
Payments on equipment purchase contracts	(86)	(221)
Other	(5)	1
Net cash provided by (used for) financing activities	139	(1,032)

Net decrease in cash and equivalents	(66)	(729)
Cash and equivalents at beginning of period	2,160	2,913
Cash and equivalents at end of period	$2,094	$2,184

Supplemental disclosures
Income taxes refunded (paid), net	$29	$(60)
Interest paid, net of amounts capitalized	(28)	(35)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	533	187
Exchange of convertible notes	—	175

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

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our second quarters of fiscal 2012 and 2011 ended on March 1, 2012 and March 3, 2011, respectively. Our fiscal 2011 ended on September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2011.

Variable Interest Entities

We have interests in joint venture entities that are Variable Interest Entities ("VIEs"). If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgment.

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

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or our partner, Origin Energy Limited ("Origin"). We have determined that we do not have power to direct the activities of Transform that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions. Therefore, we account for our interest in Transform under the equity method.

EQUVO – EQUVO HK Limited (“EQUVO”) is a special purpose entity created to facilitate an equipment sale-leaseback financing transaction between us and a consortium of financial institutions. Neither we nor the financial institutions have an equity interest in EQUVO. EQUVO is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from the financial institutions and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the EQUVO arrangement is merely a financing vehicle and we do not bear any significant risks from variable interests with EQUVO. Therefore, we have determined that we do not have the power to direct the activities of EQUVO that impact its economic performance and we do not consolidate EQUVO.

For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.

Consolidated Variable Interest Entities

IMFT and IMFS – IM Flash Technologies, LLC ("IMFT") and IM Flash Singapore, LLP ("IMFS") are both VIEs because all of their costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and they are dependent upon us or Intel for any additional cash requirements.  For both IM Flash entities (i.e., IMFT and IMFS), we determined that we have the power to direct the activities of the entities that most significantly impact their economic performance.  The primary activities of the IM Flash entities are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct key activities of the entities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  As a result of our 82% ownership interest in IMFS as of March 1, 2012, we had significantly greater economic exposure than Intel.  We also determined that we have the obligation to absorb losses and the right to receive benefits from the IM Flash entities that could potentially be significant to these entities.  Therefore, we consolidate the IM Flash entities.

On February 27, 2012, we entered into agreements with Intel relating to our IMFS and IMFT joint ventures. The transactions contemplated by such agreements became effective on April 6, 2012. For further information regarding the effect of these agreements, see "IM Flash Agreements" note.

MP Mask – MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed to us and our partner, Photronics, Inc. ("Photronics"), through product purchase agreements and it is dependent upon us or Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impact its economic performance, primarily because (1) of our tie-breaking voting rights over key operating decisions and (2) nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to MP Mask.  Therefore, we consolidate MP Mask.

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

Receivables

As of	March 1, 2012	September 1, 2011
Trade receivables (net of allowance for doubtful accounts of $2 and $3, respectively)	$913	$1,105
Income and other taxes	98	137
Related party receivables	83	72
Other	147	183
	$1,241	$1,497

As of March 1, 2012 and September 1, 2011, related party receivables included $74 million and $67 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of March 1, 2012 and September 1, 2011, other receivables included $26 million and $34 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of March 1, 2012 and September 1, 2011, other receivables also included $25 million and $25 million, respectively, due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Consolidated Variable Interest Entities" note and "Equity Method Investments" note.)

Inventories

As of	March 1, 2012	September 1, 2011
Finished goods	$681	$596
Work in process	1,245	1,342
Raw materials and supplies	155	142
	$2,081	$2,080

Intangible Assets

As of	March 1, 2012		September 1, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$590	$(228)	$571	$(203)
Customer relationships	127	(90)	127	(82)
Other	1	—	1	—
	$718	$(318)	$699	$(285)

During the first six months of 2012 and 2011, we capitalized $30 million and $24 million, respectively, for product and process technology with weighted-average useful lives of 9 years.

Amortization expense for intangible assets was $22 million and $44 million for the second quarter and first six months of 2012 and $18 million and $37 million for the second quarter and first six months of 2011, respectively.  Annual amortization expense is estimated to be $88 million for 2012, $83 million for 2013, $75 million for 2014, $57 million for 2015 and $49 million for 2016.

Property, Plant and Equipment

As of	March 1, 2012	September 1, 2011
Land	$92	$92
Buildings	4,602	4,481
Equipment	15,285	14,735
Construction in progress	94	155
Software	311	293
	20,384	19,756
Accumulated depreciation	(13,027)	(12,201)
	$7,357	$7,555

Depreciation expense was $547 million and $1,089 million for the second quarter and first six months of 2012, respectively, and $485 million and $966 million for the second quarter and first six months of 2011, respectively.

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $30 million as of March 1, 2012 and $35 million as of September 1, 2011.

Equity Method Investments

As of	March 1, 2012		September 1, 2011
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$259	29.7%	$388	29.7%
Transform	75	50.0%	87	50.0%
Other	1	Various	8	Various
	$335		$483

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Inotera:
Equity method loss	$(64)	$(45)	$(136)	$(71)
Inotera Amortization	12	12	24	24
Other	(4)	(2)	(7)	(2)
	(56)	(35)	(119)	(49)
Transform	(15)	(9)	(22)	(16)
Other	(2)	(4)	(6)	(9)
	$(73)	$(48)	$(147)	$(74)

Our maximum exposure to loss from our involvement with our equity method investments that are VIEs was as follows:

As of	March 1, 2012
Inotera	$354
Transform	76

The maximum exposure to loss primarily included our investment balance as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our obligations under a supply agreement with Inotera. Through the second quarter of 2012, we had rights and obligations to purchase a portion of Inotera's wafer production capacity under the Inotera Supply Agreement. As a result of our March 2012 equity contribution to Inotera, our obligation to purchase Inotera's capacity may increase when additional output results from Inotera's capital investments enabled by our equity investment.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company.  We acquired our initial ownership interest in Inotera in the first quarter of 2009.  As of March 1, 2012, we held a 29.7% ownership interest in Inotera, Nanya held a 30.4% ownership interest and the remaining ownership interest was publicly held.

The carrying value of our initial investment in Inotera was less than our proportionate share of its equity.  This difference is being amortized as a credit to earnings through equity in net income (loss) of equity method investees (the "Inotera Amortization").  As of March 1, 2012, $50 million of Inotera Amortization remained to be recognized, of which $25 million is scheduled to be amortized in the remainder of 2012 with the remaining amount to be amortized through 2034.

Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $737 million for its year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of December 31, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

On December 20, 2011, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012, subsequent to the end of our second quarter of 2012. Also, in March 2012, subsequent to the end of our second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%.

Through the second quarter of 2012, we had a supply agreement with Inotera, under which Nanya was also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). As a result of our March 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available from Inotera capital investments enabled by our $170 million equity investment. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Under the Inotera Supply Agreement, we purchased $142 million and $298 million of DRAM products in the second quarter and first six months of 2012, respectively, and $167 million and $304 million of DRAM products in the second quarter and first six months of 2011, respectively. In addition, under the Inotera Supply Agreement, we accrued a liability and recognized a loss on our purchase commitment of $19 million in the second quarter of 2012 and $40 million in the first quarter of 2012.

As of March 1, 2012 and September 1, 2011, there were gains of $46 million and $65 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

As of March 1, 2012, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $404 million, which exceeded our net carrying value of $213 million. The net carrying value is our investment balance of $259 million less the cumulative translation adjustments in accumulated other comprehensive income (loss) of $46 million.

Under a cost-sharing arrangement, we share equally in DRAM development costs with Nanya. As a result, our research and development ("R&D") costs were reduced by $36 million and $73 million for the second quarter and first six months of 2012, respectively, and $33 million and $63 million for the second quarter and first six months of 2011, respectively.  In addition, we received $1 million and $4 million of royalty revenue for the second quarter and first six months of 2012, respectively, and $6 million and $13 million of royalty revenue for the second quarter and first six months of 2011, respectively, from Nanya for sales of stack DRAM products manufactured by or for Nanya on process nodes of 50nm or higher.

Transform

In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.  As of March 1, 2012, we and Origin each held a 50% ownership interest in Transform.  During the second quarter and first six months of 2012, we and Origin each contributed $4 million and $7 million, respectively, of cash to Transform, and for the second quarter and first six months of 2011, we and Origin each contributed $4 million and $11 million, respectively, of cash to Transform.  Our results of operations for the second quarter and first six months of 2012 included $4 million and $8 million, respectively, of net sales, which approximated our cost, for transition services provided to Transform. For the second quarter and first six months of 2011, our results of operations included $6 million and $11 million, respectively, of net sales, which approximated our cost, for transition services provided to Transform.

Other

Included in other equity method investments is our 35% equity interest in Aptina. During the second quarter of 2012, the amount of cumulative loss we recognized from our investment in Aptina reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses. We will resume recognizing our proportionate share of Aptina's earnings only when our proportionate share of their earnings exceeds the amount of cumulative net losses not recognized.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the second quarter and first six months of 2012, we recognized net sales of $99 million and $193 million, respectively, from products sold to Aptina. For the second quarter and first six months of 2011, we recognized net sales of $82 million and $141 million, respectively, from products sold to Aptina. Revenue on our sales to Aptina approximated costs.

Accounts Payable and Accrued Expenses

As of	March 1, 2012	September 1, 2011
Accounts payable	$806	$1,187
Salaries, wages and benefits	276	304
Related party payables	118	141
Income and other taxes	37	30
Other	220	168
	$1,457	$1,830

As of March 1, 2012 and September 1, 2011, related party payables included $118 million and $139 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of March 1, 2012 and September 1, 2011, other accounts payable and accrued expenses included $7 million and $17 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Debt

As of	March 1, 2012	September 1, 2011
2014 convertible senior notes, due June 2014 at stated rate of 1.875%, effective rate of 7.9%, net of discount of $112 and $134, respectively	$837	$815
Capital lease obligations, due in periodic installments through August 2050 at 5.0% and 6.1%, respectively	702	423
2031A convertible senior notes, due August 2031 at stated rate of 1.5%, effective rate of 6.5%, net of discount of $85 and $90, respectively	260	255
2031B convertible senior notes, due August 2031 at stated rate of 1.875%, effective rate of 7.0%, net of discount of $106 and $111, respectively	239	234
2013 convertible senior notes, due October 2013 at stated rate of 4.25%	139	139
2027 convertible senior notes, due June 2027 at stated rate of 1.875%, effective rate of 6.9%, net of discount of $37 and $40, respectively	138	135
	2,315	2,001
Less current portion	(150)	(140)
	$2,165	$1,861

In the second quarter of 2012, we received $230 million in proceeds from equipment sales-leaseback transactions and as a result recorded capital lease obligations aggregating $230 million at a weighted-average effective interest rate of 3.9%, payable in periodic installments through February 2016. In the first six months of 2012, we received $340 million in proceeds from equipment sales-leaseback transactions and as a result recorded capital lease obligations aggregating $340 million at a weighted-average effective interest rate of 4.0%, payable in periodic installments through February 2016.

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

Debt Redemption Notice

On April 5, 2012, we provided the holders of our 2013 convertible senior notes written notice of redemption on June 4, 2012. The redemption price will equal the $139 million principal amount of the notes, plus accrued and unpaid interest and a "make-whole premium" equal to the present value of the remaining scheduled interest payments on the notes from the redemption to maturity (October 15, 2013). The conversion rate for these notes is 196.7052 shares of common stock per $1,000 principal amount (approximately $5.08 per share) and up to 27.3 million shares may be issued if some or all of the holders elect to convert their notes to shares.

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

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite. On February 3, 2012, the Court granted our motion for summary judgment of non-infringement. On March 20, 2012, we executed a settlement agreement with Panavision pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

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

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our DRAM products infringe five U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Antitrust Matters

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal with the Superior Court.

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of March 1, 2012, we have paid $45 million into an escrow account in accordance with the settlement agreement.

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims.  The claims were initiated between December 2004 (British Columbia) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed the denial of class certification and remanded the cases for further proceedings.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleged a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle sought joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief. On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of the litigation.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchasers cases and Oracle above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Six Months Ended March 1, 2012			Six Months Ended March 3, 2011
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$8,470	$1,382	$9,852	$8,020	$1,796	$9,816

Net income (loss)	(469)	—	(469)	227	20	247
Other comprehensive income (loss)	(64)	—	(64)	90	5	95
Comprehensive income (loss)	(533)	—	(533)	317	25	342

Acquisition of noncontrolling interests in TECH	—	—	—	67	(226)	(159)
Net contribution from (distributions to) noncontrolling interests	—	(9)	(9)	—	(95)	(95)
Issuance and repurchase of convertible debts	—	—	—	13	—	13
Capital and other transactions attributable to Micron	49	—	49	45	—	45
Ending balance	$7,986	$1,373	$9,359	$8,462	$1,500	$9,962

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for capital expenditures, primarily denominated in the euro and yen.  We use derivative instruments to manage our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to forward contracts failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts as of March 1, 2012, as listed in the tables below under asset fair values.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

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

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of March 1, 2012:
Singapore dollar	$176	$—	$—
Euro	170	2	(2)
Shekel	63	—	(1)
Yen	21	—	(1)
Other	41	—	—
	$471	$2	$(4)

As of September 1, 2011:
Singapore dollar	$210	$—	$—
Euro	301	3	—
Shekel	98	—	(2)
Yen	165	3	—
Other	50	—	—
	$824	$6	$(2)

(1)	Represents the face value of outstanding contracts.

(2)	Included in other receivables.

(3)	Included in other accounts payable and accrued expenses.

For currency forward contracts without hedge accounting designation, we recognized gains of $3 million and losses of $17 million for the second quarter and first six months of 2012, respectively, and gains of $7 million and $5 million for the second quarter and first six months of 2011, respectively, which were included in other operating income (expense).

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

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of March 1, 2012:
Yen	$12	$—	$(1)
Euro	10	—	—
	$22	$—	$(1)
As of September 1, 2011:
Yen	$19	$1	$—
Euro	232	8	—
	$251	$9	$—

(1)	Represents the face value of outstanding contracts

(2)	Included in other receivables

(3)	Included in other accounts payable and accrued expenses

For the second quarter and first six months of 2012, we recognized $2 million and $11 million, respectively, of net derivative losses in other comprehensive income from the effective portion of cash flow hedges. For the second quarter and first six months of 2011, we recognized $22 million and $28 million, respectively, of net derivative gains in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not significant in the second quarters and first six months of 2012 and 2011.  Amounts in accumulated other comprehensive income are amortized to manufacturing cost over the useful life of the underlying hedged equipment and reclassified to earnings when inventory is sold.  In the second quarter and first six months of 2012, $2 million and $4 million, respectively, of net gains was reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $6 million as of March 1, 2012.

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

Fair Value Measurements on a Recurring Basis

Assets measured at fair value on a recurring basis were as follows:

	March 1, 2012				September 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market(1)	$1,520	$—	$—	$1,520	$1,462	$—	$—	$1,462
Certificates of deposit(1)	—	2	—	2	—	155	—	155
Marketable equity investments(2)	4	10	—	14	37	15	—	52
Assets held for sale(2)	—	—	30	30	—	—	35	35
	$1,524	$12	$30	$1,566	$1,499	$170	$35	$1,704

(1)	Included in cash and equivalents.

(2)	Included in other noncurrent assets.

Certificates of deposit: Certificates of deposit assets were valued using observable inputs in active markets for similar assets (Level 2).

Marketable equity investments: All marketable equity investments were classified as available-for-sale. For the second quarter of 2012, we realized gains of $34 million from the sale of marketable equity investments. Gross realized gains and gross realized losses on sales of our marketable equity investments were not significant for the second quarter or first six months of 2011. Marketable equity investments included approximately 20 million ordinary shares of Tower Semiconductor Ltd. received in connection with our sale of our wafer fabrication facility in Japan in June 2011. As of September 1, 2011, the shares were valued using quoted market prices in an active market and discounted using a protective put model for our resale restriction (Level 2). During the second quarter of 2012, the resale restrictions lapsed for 5 million of the shares, which were valued using quoted market prices (Level 1) as of March 1, 2012.

Assets held for sale: Assets held for sale primarily included semiconductor equipment and facilities.  Fair value for semiconductor equipment was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for facilities was determined based on sales of similar facilities and properties in comparable markets (Level 3).  Losses recognized in the second quarters and first six months of 2012 and 2011 due to fair value measurements using Level 3 inputs, were not significant. For the second quarter and first six months of 2012, activity of assets held for sale was not significant.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes, the 2027 Notes and the 2031 Notes which is classified in equity) were as follows:

	March 1, 2012		September 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible debt instruments (Level 1)	$951	$837	$1,216	$1,049
Convertible debt instruments (Level 2)	1,184	776	629	529
Other debt instruments	713	702	436	423

The fair value of our Level 1 convertible debt instruments was based on quoted market prices in active markets.  The fair value of our Level 2 convertible debt instruments was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours.  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Equity Plans

As of March 1, 2012, we had an aggregate of 186.5 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 108.4 million shares were subject to outstanding awards and 78.1 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 14.5 million and 20.4 million stock options during the second quarter and first six months of 2012, respectively, with weighted-average grant-date fair values per share of $3.25 and $3.16, respectively. We granted 10.8 million and 14.9 million stock options during the second quarter and first six months of 2011, respectively, with weighted-average grant-date fair values per share of $4.71 and $4.46, respectively.

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

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Average expected life in years	5.1	5.0	5.1	5.1
Weighted-average expected volatility	66%	55%	66%	56%
Weighted-average risk-free interest rate	0.9%	2.1%	1.0%	1.8%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of March 1, 2012, there were 10.4 million shares of Restricted Stock Awards outstanding, of which 2.4 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse either in one-fourth or one-third increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the second quarters and first six months of 2012 and 2011 were as follows:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Service-based awards	2.0	3.1	3.8	4.3
Performance-based awards	—	—	1.9	1.2
Weighted-average grant-date fair values per share	$5.84	$9.62	$5.40	$8.74

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Stock-based compensation expense by caption:
Cost of goods sold	$7	$6	$12	$10
Selling, general and administrative	18	9	29	20
Research and development	5	4	9	8
	$30	$19	$50	$38

Stock-based compensation expense by type of award:
Stock options	$19	$11	$31	$21
Restricted stock awards	11	8	19	17
	$30	$19	$50	$38

Selling, general and administrative expense for the second quarter of 2012 included $9 million from the acceleration and extension of vesting of our former Chief Executive Officer's restricted stock and stock options upon his death, pursuant to the terms of our stock plans and his severance agreement.

As of March 1, 2012, $173 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2016, resulting in a weighted-average period of 1.4 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
(Gain) loss on disposition of property, plant and equipment	$5	$(16)	$6	$(16)
(Gain) loss from changes in currency exchange rates	2	—	13	7
Samsung patent cross-license agreement	—	(40)	—	(240)
Other	12	(20)	6	(18)
	$19	$(76)	$25	$(267)

In the first quarter of 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung") under which we received a total of $275 million of cash.  For the second quarter and first six months of 2011, other operating income included gains of $40 million and $240 million, respectively, for cash received from Samsung under the agreement. We received an additional $35 million from this agreement in the third quarter of 2011. The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Other Non-Operating Income (Expense), Net

Other non-operating income for the second quarter of 2012 included $39 million in net gains recognized from the disposition of noncurrent equity investments. Other non-operating expense for the first six months of 2011 included a $111 million loss recognized in the first quarter of 2011 in connection with a series of debt restructure transactions with certain holders of our convertible notes. (See "Debt" note.)

Income Taxes

Income taxes for the first six months of 2012 included a tax benefit of $14 million recognized in the first quarter of 2012 related to the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position.  Income taxes for the second quarter of 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in certain tax rates. Income taxes for the second and first quarters of 2011 included charges of $7 million and $33 million, respectively, in connection with the receipt of $40 million and $200 million, respectively, from Samsung for a cross-license agreement. Remaining taxes in the second and first quarters of 2012 and 2011 primarily reflect taxes on our non-U.S. operations.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the second and first quarters of 2012 and 2011 was substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of equity awards, convertible notes and escrow shares.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 290.9 million for the second quarter and first six months of 2012, and 166.0 million and 167.5 million for the second quarter and first six months of 2011, respectively.

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Net income (loss) available to Micron shareholders – Basic	$(282)	$72	$(469)	$227
Net effect of assumed conversion of debt	—	2	—	4
Net income (loss) available to Micron shareholders – Diluted	$(282)	$74	$(469)	$231

Weighted-average common shares outstanding – Basic	982.8	988.1	982.1	980.5
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	—	49.2	—	54.0
Weighted-average common shares outstanding – Diluted	982.8	1,037.3	982.1	1,034.5

Earnings (loss) per share:
Basic	$(0.29)	$0.07	$(0.48)	$0.23
Diluted	(0.29)	0.07	(0.48)	0.22

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Net income (loss)	$(282)	$75	$(469)	$247
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on investments	(32)	4	(30)	7
Net gain (loss) on derivatives	(4)	22	(15)	28
Net gain (loss) on foreign currency translation adjustment	2	41	(19)	59
Pension liability adjustment	—	—	—	1
Total other comprehensive income (loss)	(34)	67	(64)	95
Comprehensive income (loss)	(316)	142	(533)	342
Comprehensive loss (income) attributable to noncontrolling interests	1	(4)	—	(25)
Comprehensive income (loss) attributable to Micron	$(315)	$138	$(533)	$317

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

As of	March 1, 2012	September 1, 2011
Accumulated translation adjustment, net	$46	$65
Gain (loss) on derivatives, net	28	43
Gain (loss) on investments, net	(5)	25
Unrecognized pension liability	(1)	(1)
Accumulated other comprehensive income	$68	$132

Consolidated Variable Interest Entities

IM Flash

Through the second quarter of 2012, we had two joint ventures with Intel: IMFT, formed in 2006 and IMFS, formed in 2007, to manufacture NAND Flash memory products for the exclusive benefit of the partners. On February 27, 2012, we entered into agreements with Intel relating to our IMFS and IMFT joint ventures. The transactions contemplated by such agreements became effective on April 6, 2012.  For further information regarding the effect of these agreements, see "IM Flash Agreements" note.

Through the second quarter of 2012, IMFT and IMFS were each governed by a Board of Managers, the number of which adjusted depending on the parties' respective ownership interests. We and Intel initially appointed an equal number of managers to each of the boards. IMFT and IMFS are aggregated as IM Flash in the following disclosure due to the similarity of their function, operations and the way our management reviews the results of their operations. The partners' ownership percentages are based on contributions to the partnership. As of March 1, 2012, we owned 51% and Intel owned 49% of IMFT and we owned 82% and Intel owned 18% of IMFS. On April 6, 2012, we acquired Intel's 18% ownership interest in IMFS. The IMFT joint venture arrangement extends through 2024 (as a result of the April 6, 2012 agreements) but is subject to prior termination under certain terms and conditions.

The following table presents IM Flash's distributions to and contributions from its shareholders:

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
IM Flash distributions to Micron	$67	$53	$153	$104
IM Flash distributions to Intel	64	50	147	99
Micron contributions to IM Flash	—	343	103	735
Intel contributions to IM Flash	—	—	131	—

IM Flash sold products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost. IM Flash sales to Intel were $255 million and $516 million for the second quarter and first six months of 2012, respectively, and were $202 million and $411 million for the second quarter and first six months 2011, respectively. As of March 1, 2012 and September 1, 2011, IM Flash had receivables of $145 million and $165 million, respectively, from Intel.

Through the second quarter of 2012, our share of the operating costs and supply of NAND Flash from IMFS was adjusted for changes in our ownership share in IMFS. Accordingly, our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. As a result of the April 6, 2012 agreements with Intel, we acquired Intel's 18% interest in IMFS and the assets of IMFT located at our Virginia wafer fabrication facility. Accordingly, Intel has no continuing rights to the output from the IMFS and Virginia facilities and, subsequent to April 6, 2012, purchases NAND Flash products from us under a cost-plus supply arrangement. In addition, Intel continues to receive output from the remaining IMFT fabrication facility in proportion to its ownership interest at long-term negotiated prices approximating cost.

Total IM Flash assets and liabilities included in our consolidated balance sheets were as follows:

As of	March 1, 2012	September 1, 2011
Assets
Cash and equivalents	$171	$327
Receivables	217	252
Inventories	240	227
Other current assets	14	11
Total current assets	642	817
Property, plant and equipment, net	3,991	4,121
Other noncurrent assets	66	66
Total assets	$4,699	$5,004

Liabilities
Accounts payable and accrued expenses	$194	$458
Deferred income	122	125
Equipment purchase contracts	93	37
Current portion of long-term debt	10	8
Total current liabilities	419	628
Long-term debt	78	58
Other noncurrent liabilities	4	4
Total liabilities	$501	$690
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The table above included, as of March 1, 2012, assets of $2,880 million and liabilities of $193 million, and as of September 1, 2011, assets of $2,999 million and liabilities of $433 million, related to our IM Flash entities that, subsequent to the April 6, 2012 agreements with Intel, were wholly-owned by us. See "IM Flash Agreements" note.

Our ability to access IMFT's cash and marketable investment securities subsequent to April 6, 2012 to finance our other operations is subject to agreement by our joint venture partner.  Prior to April 6, 2012, the creditors of each IM Flash entity had recourse only to the assets of the respective IM Flash entities and did not have recourse to any other of our assets. Subsequent to April 6, 2012, the creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IM Flash manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share product design and other NAND Flash R&D costs equally with Intel. As a result, R&D expenses were reduced by reimbursements from Intel of $20 million and $42 million for the second quarter and first six months of 2012, respectively, and $23 million and $46 million for the second quarter and first six months of 2011, respectively. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement with Intel to include certain emerging memory technologies, but did not change the cost-sharing percentage.

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through March 1, 2012, we owned 50.01% and Photronics owned 49.99% of MP Mask.  In the first quarter of 2012, we contributed $8 million and Photronics contributed $7 million to MP Mask. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $30 million and $34 million as of March 1, 2012 and September 1, 2011, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	March 1, 2012	September 1, 2011
Current assets	$20	$24
Noncurrent assets (primarily property, plant and equipment)	184	143
Current liabilities	51	31
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

Through February 24, 2012, we leased to Photronics a facility to produce photomasks under an operating lease. On February 24, 2012, we sold the facility to Photronics for $35 million. The proceeds were equal to our net carrying value and no gain or loss was realized from the sale.

IM Flash Agreements

On February 27, 2012, we entered into agreements with Intel relating to our IMFS and IMFT joint ventures. The transactions contemplated by such agreements became effective on April 6, 2012. In connection therewith, we acquired Intel's 18% interest in IMFS and the assets of IMFT located at our Virginia wafer fabrication facility. As a result, Intel received distributions of approximately $600 million, the approximate book value of its interests. Additionally, Intel deposited $300 million with us to be applied to Intel's future purchases of NAND Flash under a NAND Flash supply agreement or, under certain circumstances, to be refunded.

The agreements also provided for the following:

•	expansion of the scope of the IMFT joint venture to include certain emerging memory technologies;

•	new agreements under which we will supply NAND Flash memory products and certain emerging memory products to Intel on a cost-plus basis, and a termination of IMFS's supply agreement with us and Intel;

•	extension of IMFT's joint venture agreement through 2024; and

•
certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel’s interest in IMFT (if Intel so elects, we would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years).

In connection with purchasing the IMFT assets located in Virginia, we terminated IMFT's lease to use approximately 50% of our Virginia fabrication facility. As a result, we expect to recognize a charge of $17 million in the third quarter of 2012.

We also entered into a senior unsecured promissory note with Intel. Under the terms of the note, we borrowed $65 million, payable with interest in eight approximately equal quarterly installments with interest at a rate of Libor minus 50 basis points (but will not be less than zero).

We and Intel will continue to share output of IMFT and certain research and development costs generally in proportion to our investments in IMFT.

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

	Quarter Ended		Six Months Ended
	March 1, 2012	March 3, 2011	March 1, 2012	March 3, 2011
Net sales:
NSG	$734	$552	$1,417	$1,054
DSG	608	841	1,264	1,744
WSG	307	510	680	1,021
ESG	242	252	504	518
All Other	118	102	234	172
	$2,009	$2,257	$4,099	$4,509

Operating income (loss):
NSG	$97	$72	$191	$129
DSG	(167)	51	(306)	276
WSG	(129)	10	(187)	66
ESG	15	58	53	136
All Other	(21)	(12)	(38)	(38)
	$(205)	$179	$(287)	$569

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding charges in the third quarter of 2012 from the agreements with Intel; "Operating Results by Business Segment" regarding growth in NAND Flash production for the second half of 2012 and sales to Intel in the third and fourth quarters of 2012; in "Operating Results by Product" regarding our share of future output from Inotera; in "Selling, General and Administrative" regarding SG&A costs for the third quarter of 2012; in "Research and Development" regarding R&D costs for the third quarter of 2012; in "Liquidity and Capital Resources" regarding capital spending in 2012 and the timing of payments for certain contractual obligations; and in "Recently Issued Accounting Standards" regarding the impact from the adoption of new accounting standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2012, which ends on August 30, 2012, contains 52 weeks. Our second quarter of fiscal 2012 ended March 1, 2012. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview: An overview of our business and operations and highlights of key transactions and events.

•	Results of Operation: An analysis of our financial results consisting of the following:

◦	Consolidated results

◦	Operating results by business segment

◦	Operating results by product

◦	Operating expenses and other

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

We obtain products from three primary sources:  (1) production from our wholly-owned manufacturing facilities, (2) production from our joint venture manufacturing facilities, and (3) to a lesser degree, from third party manufacturers.  In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements, including joint ventures, which have helped us to attain lower costs than we could otherwise achieve through internal investments alone.

We have made significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and through our joint ventures to enable the production of semiconductor products with increasing functionality and performance at lower costs.  We generally reduce the manufacturing cost of each generation of product through advancements in product and process technology such as our leading-edge line-width process technology and innovative array architecture.  We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability and increased memory density.  To leverage our significant investments in R&D, we have formed various strategic joint ventures that have allowed us to share the costs of developing memory product and process technologies with our joint venture partners.  In addition, from time to time, we have also sold and/or licensed technology to other parties.  We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

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

IM Flash Joint Ventures

On February 27, 2012, we entered into agreements with Intel relating to our IMFS and IMFT joint ventures. The transactions contemplated by such agreements became effective on April 6, 2012. In connection therewith, we acquired Intel's 18% interest in IMFS and the assets of IMFT located at our Virginia wafer fabrication facility. As a result, Intel received distributions of approximately $600 million, the approximate book value of its interests. Additionally, Intel deposited $300 million with us to be applied to Intel's future purchases of NAND Flash under a NAND Flash supply agreement or, under certain circumstances, to be refunded.

The agreements also provided for the following:

•	expansion of the scope of the IMFT joint venture to include certain emerging memory technologies;

•	new agreements under which we will supply NAND Flash memory products and certain emerging memory products to Intel on a cost-plus basis, and a termination of IMFS's supply agreement with us and Intel;

•	extension of IMFT's joint venture agreement through 2024; and

•
certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel’s interest in IMFT (if Intel so elects, we would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years).

In connection with purchasing the IMFT assets located in Virginia, we terminated IMFT's lease to use approximately 50% of our Virginia fabrication facility. As a result, we expect to recognize a charge of $17 million in the third quarter of 2012.

We also entered into a senior unsecured promissory note with Intel. Under the terms of the note, we borrowed $65 million, payable with interest in eight approximately equal quarterly installments with interest at a rate of Libor minus 50 basis points (but will not be less than zero).

We and Intel will continue to share output of IMFT and certain research and development costs generally in proportion to our investments in IMFT.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,009	100%	$2,257	100%	$2,090	100%	$4,099	100%	$4,509	100%
Cost of goods sold	1,799	90%	1,822	81%	1,785	85%	3,584	87%	3,550	79%
Gross margin	210	10%	435	19%	305	15%	515	13%	959	21%

SG&A	174	9%	146	6%	151	7%	325	8%	286	6%
R&D	222	11%	186	8%	230	11%	452	11%	371	8%
Other operating (income) expense, net	19	1%	(76)	(3)%	6	—%	25	1%	(267)	(6)%
Operating income (loss)	(205)	(10)%	179	8%	(82)	(4)%	(287)	(7)%	569	13%

Interest income (expense), net	(33)	(2)%	(21)	(1)%	(33)	(2)%	(66)	(2)%	(51)	(1)%
Other non-operating income (expense), net	38	2%	—	—%	—	—%	38	1%	(114)	(3)%
Income tax (provision) benefit	(9)	—%	(35)	(2)%	2	—%	(7)	—%	(83)	(2)%
Equity in net income (loss) of equity method investees	(73)	(4)%	(48)	(2)%	(74)	(4)%	(147)	(4)%	(74)	(2)%
Net (income) loss attributable to noncontrolling interests	—	—%	(3)	—%	—	—%	—	—%	(20)	—%
Net income (loss) attributable to Micron	$(282)	(14)%	$72	3%	$(187)	(9)%	$(469)	(11)%	$227	5%

Net Sales

	Second Quarter				First Quarter		Six Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
NSG	$734	37%	$552	24%	$683	33%	$1,417	35%	$1,054	23%
DSG	608	30%	841	37%	656	31%	1,264	31%	1,744	39%
WSG	307	15%	510	23%	373	18%	680	17%	1,021	23%
ESG	242	12%	252	11%	262	13%	504	12%	518	11%
All Other	118	6%	102	5%	116	5%	234	5%	172	4%
	$2,009	100%	$2,257	100%	$2,090	100%	$4,099	100%	$4,509	100%

Total net sales for the second quarter of 2012 decreased 4% as compared to the first quarter of 2012 primarily due to declines in WSG, DSG and ESG sales, partially offset by increases in NSG sales. WSG and ESG sales for the second quarter of 2012 decreased 18% and 8%, respectively, as compared to the first quarter of 2012 primarily due to declines in sales of NOR products. DSG sales for the second quarter of 2012 decreased 7% as compared to the first quarter of 2012 primarily due to declines in average selling prices (which includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a legal settlement with a customer) partially offset by increases in DRAM sales volume. NSG sales for the second quarter of 2012 increased 7% as compared to the first quarter of 2012 primarily due to increases in NAND Flash sales volume partially offset by declines in average selling prices.

Total net sales for the second quarter of 2012 decreased 11% as compared to the second quarter of 2011 primarily due to a 40% decrease in WSG sales principally as a result of declines in sales of wireless NOR products and a 28% decrease in DSG sales as a result of declines in DRAM average selling prices (which includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a legal settlement with a customer). Total net sales for the first six months of 2012 decreased 9% as compared to the first six months of 2011 primarily due to a 28% decrease in DSG sales as a result of declines in DRAM average selling prices and a 33% decrease in WSG sales as a result of declines in sales of wireless NOR products. NSG sales for the second quarter and first six months of 2012 increased 33% and 34%, respectively, as compared to the corresponding periods of 2011 primarily due to higher sales volumes partially offset by declines in average selling prices.

Gross Margin

Our overall gross margin percentage declined from 15% for the first quarter of 2012 to 10% for the second quarter of 2012 primarily due to a significant decrease in the gross margin percentage for WSG as well as smaller decreases for DSG and ESG. Cost reductions from improvements in product and process technologies mitigated declines in average selling prices for all reportable operating segments in the second quarter of 2012 as compared to the first quarter of 2012. Costs of our underutilized capacity, primarily associated with decreased production in our NOR Flash fabrication facilities and the ramp of our IMFS NAND Flash fabrication facility, were $40 million, $44 million and $36 million for the second quarter of 2012, first quarter of 2012 and second quarter of 2011, respectively.

Our overall gross margin percentage declined from 19% for the second quarter of 2011 to 10% for the second quarter of 2012, and from 21% for the first six months of 2011 to 13% for the first six months of 2012, primarily due to decreases in the gross margin percentage for DSG and WSG and to a lesser extent ESG. NSG's gross margin percentage for the second quarter and first six months of 2012 improved from the corresponding periods of 2011. Cost reductions partially mitigated significant declines in average selling prices for all reportable operating segments for the second quarter and first six months of 2012 as compared to the corresponding periods of 2011.

Operating Results by Business Segments

NAND Solutions Group ("NSG")

	Second Quarter		First Quarter	Six Months
	2012	2011	2012	2012	2011
Net sales	$734	$552	$683	$1,417	$1,054
Operating income (loss)	97	72	94	191	129

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product Groups – NAND Flash" for further detail.) NSG sales for the second quarter of 2012 increased 7% from the first quarter of 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. We sell NSG products in three principal channels: (1) to OEMs and other resellers, (2) to Intel through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost, and (3) to retailers.

NSG sales through IM Flash to Intel were $255 million for the second quarter of 2012, $261 million for the first quarter of 2012 and $202 million for the second quarter of 2011. The ramp of production at IM Flash's wafer fabrication facility in Singapore significantly increased our NAND Flash production in 2011 and through the first six months of 2012. Due to the completion of the first phase of the ramp, we expect lesser growth in our NAND Flash production for the remainder of 2012. In the first six months of 2012 and 2011, our share of the operating costs and supply of NAND Flash from IMFS was adjusted for changes in our ownership share in IMFS. Accordingly, our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. As a result of the April 6, 2012 agreements with Intel, we will obtain all of the NAND Flash output from IMFS and our Virginia wafer fabrication facility. Under the agreements, we acquired Intel's 18% interest in IMFS and the assets of IMFT located at our Virginia facility and the IMFS supply agreement was terminated. In addition, we entered into a new supply agreement under which Intel purchases product from us under a cost-plus arrangement. We expect sales to Intel in the third quarter of 2012 to approximate sales in the second quarter of 2012 and decline in the fourth quarter of 2012 as a result of these agreements.

The following table shows our share of the NAND Flash output by fabrication facility before and after the April 6, 2012 transactions with Intel:

	Before April 6, 2012	After April 6, 2012
Fabrication Facility	Transactions	Transactions
Singapore (IMFS)	78%	100%
Virginia	51%	100%
Utah	51%	51%

NSG sales of NAND Flash products to trade customers (excluding IM Flash sales to Intel) increased 13% for the second quarter of 2012 as compared to the first quarter of 2012 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. Despite the declines in average selling prices, NSG operating income increased for the second quarter of 2012 as compared to the first quarter of 2012 primarily due to reductions in manufacturing costs per gigabit. Cost reductions resulted from improved manufacturing efficiencies and increased utilization of IMFS's wafer fabrication facility in Singapore.

NSG sales for the second quarter and first six months of 2012 increased 33% and 34%, respectively, from the corresponding periods of 2011 primarily due to an increase in gigabits sold partially offset by declines in average selling prices per gigabit. The increases in NSG operating income for the second quarter and first six months of 2012 as compared to the corresponding periods of 2011 were primarily due to reductions in manufacturing costs per gigabit and lower charges for underutilized capacity, partially offset by the declines in overall average selling prices per gigabit. In addition, operating income for the second quarter and first six months of 2011 benefited from gains of $8 million and $47 million, respectively, from a license agreement with Samsung.

DRAM Solutions Group ("DSG")

	Second Quarter		First Quarter	Six Months
	2012	2011	2012	2012	2011
Net sales	$608	$841	$656	$1,264	$1,744
Operating income (loss)	(167)	51	(139)	(306)	276

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product Groups – DRAM" for further detail.) DSG sales for the second quarter of 2012 decreased 7% as compared to the first quarter of 2012 primarily due to declines in average selling prices (which includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a legal settlement with a customer) partially offset by increases in DRAM sales volume. The declines in DSG average selling prices for the second quarter of 2012 were primarily attributable to continued weakness in, and increased sales to, the PC market, which had significantly lower selling prices than our overall average. The increase in gigabits sold for the second quarter of 2012 was largely due to improvements in manufacturing efficiency through the implementation of advanced technology. DSG's operating loss increased from the first quarter of 2012 to the second quarter of 2012 primarily due to declines in average selling prices partially offset by reductions in costs per gigabit as a result of improved manufacturing efficiencies.

DSG sales for the second quarter and first six months of 2012 decreased 28% from the corresponding periods of 2011 primarily due to declines in average selling prices per gigabit (which includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a legal settlement with a customer) partially offset by increases in gigabits sold. The declines in average selling prices in the second quarter of 2012 for DSG products was impacted by a shift in product mix as most of the increase in sales volume was from our DDR3 DRAM products that had significantly lower average selling prices per gigabit than our other DSG products. The decline in DSG operating income (loss) for the second quarter and first six months of 2012 was primarily due to the declines in average selling prices and legal settlement charge, partially offset by cost reductions. In addition, DSG operating income for the second quarter and first six months of 2011 benefited from gains of $9 million and $68 million, respectively, from a license agreement with Samsung.

Wireless Solutions Group ("WSG")

	Second Quarter		First Quarter	Six Months
	2012	2011	2012	2012	2011
Net sales	$307	$510	$373	$680	$1,021
Operating income (loss)	(129)	10	(58)	(187)	66

In the second quarter of 2012, WSG sales were comprised of NAND Flash, NOR Flash and DRAM in decreasing order of revenue. The 18% decrease in WSG sales for the second quarter of 2012 as compared to the first quarter of 2012 was primarily due to declines in sales of wireless NOR Flash products as a result of weakness in demand from certain customers and a continued transition by customers to NAND Flash. WSG sales in the second quarter of 2012 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages with wireless NOR products. WSG operating loss for the second quarter of 2012 increased from the first quarter of 2012 primarily due to lower margins for wireless NOR Flash products as a result of continued pricing pressure due to lower demand and write-downs of certain products.

The decreases in WSG sales for the second quarter and first six months of 2012 of 40% and 33%, respectively, as compared to the corresponding periods of 2011 was primarily due to declines in sales of wireless NOR Flash. The decreases in sales of NOR Flash products also contributed to a decline in WSG operating margin for the second quarter and first six months of 2012 as compared to the corresponding periods of 2011. In addition, WSG operating income for the second quarter and first six months of 2011 benefited from gains of $16 million and $84 million, respectively, from a license agreement with Samsung.

Embedded Solutions Group ("ESG")

	Second Quarter		First Quarter	Six Months
	2012	2011	2012	2012	2011
Net sales	$242	$252	$262	$504	$518
Operating income (loss)	15	58	38	53	136

In the second quarter of 2012, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. The 8% decrease in ESG sales for the second quarter of 2012 as compared to the first quarter of 2012 was primarily due to lower sales of NOR Flash which experienced pressure from additional market supply as a result of demand weakness in the wireless market. The decline in ESG operating income for the second quarter of 2012 as compared to the first quarter of 2012 was primarily due to declines in average selling prices and write-downs of NOR Flash products.

ESG sales for the second quarter and first six months of 2012 decreased 4% and 3%, respectively, as compared to the corresponding periods of 2011 primarily due to lower sales of NOR Flash due to increased pricing pressure. ESG gross margins for the second quarter and first six months of 2012 declined as compared to the corresponding periods of 2011 due to declines in average selling prices and costs associated with underutilized capacity in our NOR facilities. In addition, ESG operating income for the second quarter and first six months of 2011 benefited from gains of $5 million and $29 million, respectively, from a license agreement with Samsung.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
NAND Flash	$934	46%	$812	36%	$909	43%	$1,843	45%	$1,565	35%
DRAM	729	36%	950	42%	778	37%	1,507	37%	1,959	43%
NOR Flash	228	11%	392	17%	287	14%	515	13%	814	18%
Other	118	7%	103	5%	116	6%	234	5%	171	4%
	$2,009	100%	$2,257	100%	$2,090	100%	$4,099	100%	$4,509	100%

NAND Flash

	Second Quarter 2012 Versus		First Six Months 2012 Versus
	First Quarter	Second Quarter	First Six Months
	2012	2011	2011
	(percentage change from period indicated)
NAND Flash sales to trade customers:
Net sales	5%	11%	15%
Average selling prices per gigabit	(23)%	(42)%	(38)%
Gigabits sold	36%	91%	84%
Cost per gigabit	(18)%	(45)%	(43)%

NAND Flash sales to Intel:
Net sales	(2)%	26%	26%
Average selling prices per gigabit	(6)%	(38)%	(36)%
Gigabits sold	4%	102%	96%
Cost per gigabit	(7)%	(39)%	(37)%

We sell a portion of our output of NAND Flash products to Intel through our IM Flash consolidated joint ventures at long-term negotiated prices approximating cost. (See "Segment Operating Results – NAND Solutions Group" for further detail.) The remainder of our sales of NAND Flash products is to "trade" customers.

Increases in gigabits sold for the second quarter of 2012 as compared to the first quarter of 2012 and second quarter of 2011 was primarily due to the ramp of the IMFS fabrication facility and improved manufacturing efficiencies through the implementation of advanced technology.

The gross margin percentage on sales of NAND Flash products to trade customers for the second quarter of 2012 declined from the first quarter of 2012 due to declines in average selling prices mitigated by cost reductions. The gross margin percentage on sales of NAND Flash products to trade customers for the second quarter and first six months of 2012 improved from the corresponding periods of 2011 as cost reductions outpaced the declines in average selling prices.

DRAM

	Second Quarter 2012 Versus		First Six Months 2012 Versus
	First Quarter	Second Quarter	First Six Months
	2012	2011	2011
	(percentage change from period indicated)
Net sales	(6)%	(23)%	(23)%
Average selling prices per gigabit	(22)%	(50)%	(50)%
Gigabits sold	21%	55%	56%
Cost per gigabit	(14)%	(34)%	(33)%

The increase in gigabit sales of DRAM products for the second quarter of 2012 as compared to the first quarter of 2012 and second quarter of 2011 was primarily due to increased output obtained from our Inotera joint venture, the effects of a shift in mix to higher-density products and improved manufacturing efficiencies. The decreases in average selling prices includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a legal settlement with a customer.

The gross margin percentage on sales of DRAM products for the second quarter of 2012 declined from the first quarter of 2012 as decreases in average selling prices outpaced cost reductions from improved manufacturing efficiencies through the implementation of advanced technology. The gross margin percentage on sales of DRAM products for the second quarter and first six months of 2012 decreased significantly from the corresponding periods of 2011 due to the declines in average selling prices partially offset by cost reductions.

Through the second quarter of 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity under the Inotera Supply Agreement. As a result of our March 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available from Inotera capital investments enabled by our $170 million equity investment. DRAM products acquired from Inotera accounted for 45% of our DRAM gigabit production for the second quarter of 2012 as compared to 43% for the first quarter of 2012 and 35% for the second quarter of 2011. The higher level of production from Inotera was achieved through their continued transition to our process technology. Products obtained from Inotera in 2012 and 2011 were primarily DDR3 for the PC market. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera, and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. In the second and first quarters of 2012, our margins on wafers purchased from Inotera were significantly lower than margins for DRAM wafers manufactured in our facilities. Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $737 million for its year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of December 31, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

NOR Flash

The decreases in our sales of NOR Flash products for the second quarter of 2012 as compared to the first quarter of 2012 and second quarter of 2011 were primarily due to decreases in sales of wireless NOR Flash products, as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products which resulted in significant declines in average selling prices and sales volume. Sales of embedded NOR Flash products for the second quarter of 2012 also declined from the first quarter of 2012 as average selling prices were pressured by additional market supply due to demand weakness in the wireless market. Our gross margin percentage on sales of NOR Flash products for the second quarter of 2012 declined as compared to the first quarter of 2012 primarily due to declines in average selling prices and inventory write-downs. Our gross margin percentage on sales of NOR Flash products for the second quarter and first six months of 2012 declined as compared to the corresponding periods of 2011 primarily due to declines in average selling prices, inventory write-downs and costs of underutilized capacity.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the second quarter of 2012 increased 15% as compared to the first quarter of 2012 primarily due to a $13 million contribution to a university program and a $9 million increase in stock-based compensation and other amounts related to the death benefits of our former Chief Executive Officer. SG&A expenses for the second quarter and first six months of 2012 increased 19% and 14%, respectively from the corresponding periods of 2011 primarily due to the aforementioned contribution and death benefits for our former Chief Executive Officer in the second quarter of 2012, and higher legal costs. We expect that SG&A expenses will approximate $155 million to $165 million for the third quarter of 2012.

Research and Development

R&D expenses for the second quarter of 2012 decreased 3% from the first quarter of 2012 primarily due to a decreased volume of development wafers processed, partially offset by higher payroll costs. R&D expenses for the second quarter and first six months of 2012 increased 19% and 22%, respectively, from the corresponding periods of 2011 primarily due to a higher volume of development wafers processed and higher payroll costs, mitigated by higher reimbursements under partnering arrangements.

As a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $36 million for the second quarter of 2012, $37 million for the first quarter of 2012 and $33 million for the second quarter of 2011. As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $20 million for the second quarter of 2012, $22 million for the first quarter of 2012 and $23 million for the second quarter of 2011. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $220 million to $230 million for the third quarter of 2012.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 DRAM and LP-DDR2 Mobile Low Power DRAM products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase-change memory, solid-state drives ("SSDs") and other memory systems.

Interest Income (Expense)

Interest expense for the second quarter of 2012, first quarter of 2012 and second quarter of 2011 included aggregate amounts of non-cash amortization of debt discount and issuance costs of $19 million, $18 million and $13 million, respectively. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Non-Operating Income (Expense), Net

Other non-operating income for the second quarter of 2012 included $39 million in net gains recognized from the disposition of noncurrent equity investments.

Other non-operating expense for the first six months of 2011 included a $111 million loss recognized in the first quarter of 2011 in connection with a series of debt restructure transactions with certain holders of our convertible notes.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other Operating and Non-operating Income and Expenses

Further discussion of operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Other Operating (Income) Expense, Net

•	Income Taxes

•	Equity Method Investments

Liquidity and Capital Resources

As of March 1, 2012 and September 1, 2011, we had the following cash and equivalents:

As of	March 1, 2012	September 1, 2011
Bank deposit accounts	$572	$543
Money market accounts	1,520	1,462
Certificates of deposit	2	155
Aggregate cash and equivalents (includes $171 and $327, respectively, held by IM Flash)	$2,094	$2,160

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. Our ability to access funds held by IM Flash to finance our other operations is subject to agreement by our joint venture partner and contractual limitations. Amounts held by IM Flash are not anticipated to be available to finance our other operations. As of March 1, 2012, the effect of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

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

Operating activities

Net cash provided by operating activities was $978 million for the first six months of 2012, which reflected approximately $895 million generated from the production and sales of our products and a net $83 million effect from changes in the amount invested in net working capital.

Investing activities

Net cash used for investing activities was $1,183 million for the first six months of 2012, which consisted primarily of cash expenditures of $1,089 million for property, plant and equipment. We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We expect that capital spending for 2012 will be approximately $2 billion. The actual amounts for 2012 will vary depending on market conditions. As of March 1, 2012, we had commitments of approximately $425 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

On December, 20, 2011, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012, subsequent to the end of our second quarter of 2012.

In March 2012, subsequent to the end of our second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%.

Financing activities

Net cash provided by financing activities was $139 million for the first six months of 2012, which included $340 million of proceeds from equipment sale-leaseback financing transactions partially offset by $101 million of payments on debt, $86 million of payments on equipment purchase contracts and $9 million of net distributions to noncontrolling interests.

On April 5, 2012 we provided the holders of our 2013 convertible senior notes written notice of redemption on June 4, 2012. The redemption price will equal the $139 million principal amount of the notes, plus accrued and unpaid interest and a "make-whole premium" equal to the present value of the remaining scheduled interest payments on the notes from the redemption to maturity (October 15, 2013). The conversion rate for these notes is 196.7052 shares of common stock per $1,000 principal amount (approximately $5.08 per share) and up to 27.3 million shares may be issued if some or all of the holders elect to convert their notes to shares.

Joint ventures

In the first six months of 2012, IM Flash distributed $147 million to Intel. In the first six months of 2012, we made contributions to IM Flash of $103 million and Intel made contributions to IM Flash of $131 million.

On February 27, 2012, we entered into agreements with Intel that became effective on April 6, 2012, relating to our IMFS and IMFT joint ventures. Pursuant to these agreements, we acquired Intel's 18% interest in IMFS and the assets of IMFT located at our Virginia wafer fabrication facility. As a result, Intel received distributions of approximately $600 million, the approximate book value of its interests. Additionally, Intel deposited $300 million with Micron to be applied to Intel's future purchases of NAND Flash under a NAND Flash supply agreement or, under certain circumstances, to be refunded.

We also entered into a senior unsecured promissory note with Intel in April 2012, subsequent to the end of our second quarter of 2012. Under the terms of the note, we borrowed $65 million, payable with interest in eight approximately equal quarterly installments with interest at a rate of Libor minus 50 basis points (but will not be less than zero).

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 1, 2012:

	Total	Remainder of 2012	2013	2014	2015	2016	2017 and Thereafter
	(amounts in millions)
Notes payable (1)	$2,116	$19	$39	$1,124	$15	$15	$904
Capital lease obligations (1)	806	103	159	153	161	136	94
Operating leases	101	13	26	16	10	10	26
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

Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $145 million at March 1, 2012.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 1, 2012, $2,214 million of our $2,315 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $2,848 million as of March 1, 2012 and $2,281 million as of September 1, 2011.  We estimate that, as of March 1, 2012, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $82 million.  As of March 1, 2012, $101 million of the debt had variable interest rates. The increase in interest expense caused by a 1% increase in the rates would be approximately $1 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for substantially all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $440 million as of March 1, 2012 and U.S. $512 million as of September 1, 2011.  We also had foreign currency liabilities valued at an aggregate of U.S. $746 million as of March 1, 2012, and U.S. $944 million as of September 1, 2011.  Because the substantial majority of our sales are denominated in U.S. dollar, we do not have significant natural hedges to offset our expenditures denominated in other currencies. Significant components of assets and liabilities denominated in currencies other than the U.S. dollar (our reporting currency) were as follows (in U.S. dollar equivalents):

	March 1, 2012					September 1, 2011
	SGD[1]	Yen	Euro	ILS[2]	Other	SGD[1]	Yen	Euro	ILS[2]	Other
	(amounts in millions)
Cash and equivalents	$41	$24	$16	$2	$13	$22	$4	$33	$5	$16
Receivables	95	8	33	1	15	92	25	72	1	17
Deferred tax assets	—	27	7	—	2	—	39	7	—	1
Other assets	7	3	83	47	16	12	16	88	44	18
Accounts payable and accrued expenses	(104)	(96)	(166)	(20)	(16)	(124)	(194)	(240)	(25)	(19)
Debt	(99)	—	(2)	—	(4)	(81)	—	(3)	—	(3)
Other liabilities	(16)	(9)	(114)	(62)	(38)	(15)	(8)	(128)	(62)	(42)
Net assets (liabilities)	$(76)	$(43)	$(143)	$(32)	$(12)	$(94)	$(118)	$(171)	$(37)	$(12)
1 Currency code indicates Singapore dollar.
2 Currency code indicates Israeli shekel.

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of March 1, 2012, a 1% change in the exchange rate versus the U.S. dollar would result in currency gains or losses of approximately U.S. $1 million for the euro and the Singapore dollar.  Since 2010, we have been using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

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

On March 6, 2009, Panavision Imaging, LLC filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision Imaging U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite.  On February 3, 2012, the Court granted our motion for summary judgment of non-infringement. On March 20, 2012, we executed a settlement agreement with Panavision pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

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

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our DRAM products infringe five U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Antitrust Matters

On May 5, 2004, Rambus, Inc. filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal with the Superior Court.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate payable in three equal installments over a two-year period. As of March 1, 2012, we have paid $45 million into an escrow account in accordance with the settlement agreement.

Three purported class action cases alleging price-fixing of DRAM products have been filed against us in the following Canadian courts: Superior Court, District of Montreal, Province of Quebec; Ontario Superior Court of Justice, Ontario; and Supreme Court of British Columbia, Vancouver Registry, British Columbia. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States. Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively. Plaintiffs have filed an appeal of each of those decisions. On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed the denial of class certification and remanded the cases for further proceedings.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including ours, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleged a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle sought joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief. On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of the litigation.

We are unable to predict the outcome of these matters, except as noted in the U.S. indirect purchasers cases and Oracle above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected. For the first six months of 2012 average selling prices per gigabit for our NAND Flash and DRAM products declined 38% and 50% respectively as compared to the first six months of 2011. We have experienced significant decreases in our average selling prices per gigabit in recent years as noted in the table below. In some prior periods, average selling prices for our memory products have been below our manufacturing costs.

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

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; Spansion Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. The transitions to smaller line-width process technologies and 300mm wafers in the industry have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

The downturn in the worldwide economy may harm our business.

The downturn in the worldwide economy has had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers and other computing and networking products, mobile devices, Flash memory cards and USB devices. Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices. A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Inotera's liquidity risk may adversely impact our ownership interest and supply agreement.

Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $737 million for its year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $2.2 billion as of December 31, 2011, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera, which had a net carrying value of $213 million as of March 1, 2012. In March 2012, subsequent to the end of our second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%. We may not continue to make equity contributions to Inotera, which may further increase their liquidity risk. In connection with our ownership equity interest in Inotera, we had rights and obligations to purchase 50% of the wafer production capacity of Inotera. Subsequent to our March 2012 contribution, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available from Inotera capital investments enabled by our equity investment. In the second quarter of 2012, we purchased $142 million of DRAM products from Inotera, and our supply from Inotera accounted for 45% of our aggregate DRAM gigabit production. As a result, if our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2012 will be approximately $2 billion, of which $1,175 million was spent in the first six months of 2012. As of March 1, 2012, we had cash and equivalents of $2,094 million, of which $171 million consisted of cash and investments of IM Flash that is generally not available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of the downturn in general economic conditions and the adverse conditions in the credit markets, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or access capital markets. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. As a result, our debt levels may vary from time to time. As of March 1, 2012, we had $2.3 billion of debt, including $949 million principal amount of convertible senior notes due 2014. We may need to incur additional debt in the future. Our debt could adversely impact us. For example it could:

•
use a large portion of our cash flow to pay principal and interest on debt, including the convertible notes, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible notes and our other debt.

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

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may need to continue to recognize our share of losses from Inotera or Transform in our future results of operations;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our joint ventures, which may result in higher levels of cash expenditures by us: for example, our contributions to IM Flash Singapore in 2011 and 2010 totaled $1,708 million while Intel's contributions totaled $38 million and in 2012 we paid Intel approximately $600 million to acquire its interests in two NAND Flash fabrication facilities;

•	cash flows may be inadequate to fund increased capital requirements;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

We may make future acquisitions and/or alliances, which involve numerous risks.

Acquisitions and the formation or operation of alliances, such as joint ventures and other partnering arrangements, involve numerous risks including the following:

•	integrating the operations, technologies and products of acquired or newly formed entities into our operations;

•	increasing capital expenditures to upgrade and maintain facilities;

•	increased debt levels;

•	the assumption of unknown or underestimated liabilities;

•	the use of cash to finance a transaction, which may reduce the availability of cash to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	diverting management's attention from normal daily operations;

•	managing larger or more complex operations and facilities and employees in separate and diverse geographic areas;

•	hiring and retaining key employees;

•
requirements imposed by governmental authorities in connection with the regulatory review of a transaction, which may include, among other things, divestitures or restrictions on the conduct of our business or the acquired business;

•	inability to realize synergies or other expected benefits;

•	failure to maintain customer, vendor and other relationships;

•
inadequacy or ineffectiveness of an acquired company's internal financial controls, disclosure controls and procedures, and/or environmental, health and safety, anti-corruption, human resource, or other policies or practices; and

•	impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance of the acquired business.

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the recent bankruptcy filing by Elpida Memory, Inc. These types of legal proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we have engaged and expect to continue to engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal with the Superior Court.

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit. In addition, others have asserted, and may assert in the future, that our products or manufacturing processes infringe their intellectual property rights. (See "Item 1. Legal Proceedings" for additional details on these lawsuits.)

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

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations.  In addition, our suppliers and customers also have operations in such locations.  A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our results of operations and financial condition.

In July 2011, Thailand began experiencing severe flooding that has disrupted the supply of hard disk drives and other components for our customers. If our customers are unable to obtain sufficient quantities of hard disk drives for systems that also include our products, they may postpone or cancel their orders for our products. As a result, pricing and demand for our products could continue to be impacted and our business, results of operations and financial condition may be adversely affected.

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2011 and $23 million for 2010. To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of March 1, 2012 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the euro and the Singapore dollar. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first six months of 2012. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2012, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 347,880 shares of our common stock at an average price per share of $7.41. We retired these shares in the second quarter of 2012.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

December 2, 2011	-	January 5, 2012	43,202	$5.91	N/A	N/A
January 6, 2012	-	February 2, 2012	290,358	7.62	N/A	N/A
February 3, 2012	-	March 1, 2012	14,320	7.77	N/A	N/A
			347,880	7.41

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.104*
2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE. LTD., IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012

10.105*	IMFS Business Sale Agreement by and among Intel Technology Asia PTE LTD, Micron Semiconductor Asia PTE. LTD. and IM Flash Singapore, LLP dated February 27, 2012
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K/A dated April 7, 2011

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 9, 2012	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)