Form 10-Q
period 2012-05-31
MICRON TECHNOLOGY INC
filed 2012-07-09
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of July 3, 2012, was 1,017,533,224.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Net sales	$2,172	$2,139	$6,271	$6,648
Cost of goods sold	1,938	1,661	5,522	5,211
Gross margin	234	478	749	1,437

Selling, general and administrative	156	151	481	437
Research and development	231	211	683	582
Other operating (income) expense, net	38	(121)	63	(388)
Operating income (loss)	(191)	237	(478)	806

Interest income	3	6	7	21
Interest expense	(56)	(28)	(126)	(94)
Other non-operating income (expense), net	1	10	39	(104)
	(243)	225	(558)	629

Income tax (provision) benefit	38	(104)	31	(187)
Equity in net loss of equity method investees	(115)	(44)	(262)	(118)
Net income (loss)	(320)	77	(789)	324

Net income attributable to noncontrolling interests	—	(2)	—	(22)
Net income (loss) attributable to Micron	$(320)	$75	$(789)	$302

Earnings (loss) per share:
Basic	$(0.32)	$0.07	$(0.80)	$0.31
Diluted	(0.32)	0.07	(0.80)	0.30

Number of shares used in per share calculations:
Basic	987.3	998.9	983.9	986.6
Diluted	987.3	1,041.7	983.9	1,036.9

See accompanying notes to consolidated financial statements.
MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	May 31, 2012	September 1, 2011
Assets
Cash and equivalents	$2,191	$2,160
Short-term investments	134	—
Receivables	1,333	1,497
Inventories	1,894	2,080
Other current assets	78	95
Total current assets	5,630	5,832
Intangible assets, net	386	414
Property, plant and equipment, net	7,158	7,555
Equity method investments	403	483
Long-term marketable investments	361	52
Other noncurrent assets	378	416
Total assets	$14,316	$14,752

Liabilities and equity
Accounts payable and accrued expenses	$1,547	$1,830
Deferred income	247	443
Equipment purchase contracts	121	67
Current portion of long-term debt	262	140
Total current liabilities	2,177	2,480
Long-term debt	2,936	1,861
Other noncurrent liabilities	717	559
Total liabilities	5,830	4,900

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 994.6 shares issued and outstanding (984.3 as of September 1, 2011)	99	98
Additional capital	8,791	8,610
Accumulated deficit	(1,159)	(370)
Accumulated other comprehensive income	80	132
Total Micron shareholders' equity	7,811	8,470
Noncontrolling interests in subsidiaries	675	1,382
Total equity	8,486	9,852
Total liabilities and equity	$14,316	$14,752

See accompanying notes to consolidated financial statements.
MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine months ended	May 31, 2012	June 2, 2011
Cash flows from operating activities
Net income (loss)	$(789)	$324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,658	1,550
Amortization of debt discount and other costs	55	42
Equity in net loss of equity method investees	262	118
Stock-based compensation	71	57
Loss on extinguishment of debt	—	113
Gain from disposition of Japan Fab	—	(54)
Change in operating assets and liabilities:
Receivables	134	110
Inventories	182	(345)
Accounts payable and accrued expenses	(101)	40
Customer prepayments	296	(1)
Deferred income	(61)	115
Deferred income taxes, net	(8)	101
Other	(35)	(40)
Net cash provided by operating activities	1,664	2,130

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,367)	(1,682)
Purchases of available-for-sale securities	(499)	(9)
Additions to equity method investments	(180)	(22)
(Increase) decrease in restricted cash	(1)	324
Proceeds from sales and maturities of available-for-sale securities	63	1
Proceeds from sales of property, plant and equipment	51	124
Return of equity method investment	1	48
Other	(48)	3
Net cash used for investing activities	(1,980)	(1,213)

Cash flows from financing activities
Proceeds from issuance of debt	1,065	—
Proceeds from equipment sale-leaseback transactions	403	268
Cash received from noncontrolling interests	151	8
Acquisition of noncontrolling interests	(466)	(159)
Distributions to noncontrolling interests	(387)	(159)
Repayments of debt	(152)	(1,139)
Payments on equipment purchase contracts	(132)	(262)
Cash (paid) received for capped call transactions	(102)	—
Other	(33)	8
Net cash provided by (used for) financing activities	347	(1,435)

Net increase (decrease) in cash and equivalents	31	(518)
Cash and equivalents at beginning of period	2,160	2,913
Cash and equivalents at end of period	$2,191	$2,395

Supplemental disclosures
Income taxes refunded (paid), net	$15	$(79)
Interest paid, net of amounts capitalized	(39)	(54)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	643	422
Conversion of notes to stock, net of unamortized issuance cost	23	—
Exchange of convertible notes	—	175
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. In addition, we manufacture CMOS image sensors and other semiconductor products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended September 1, 2011. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our third quarters of fiscal 2012 and 2011 ended on May 31, 2012 and June 2, 2011, respectively. Our fiscal 2011 ended on September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended September 1, 2011.

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

Transform – Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or our partner, Origin Energy Limited ("Origin"). We have determined that we do not have power to direct the activities of Transform that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions. Therefore, we account for our interest in Transform under the equity method. On May 25, 2012, the Board of Directors of Transform approved a liquidation plan and as a result, we recognized a charge of $69 million, which reduced our investment balance in Transform to zero.

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

Consolidated Variable Interest Entities

IMFT – IM Flash Technologies, LLC ("IMFT") is a VIE because all of its costs are passed to us and our partner, Intel Corporation ("Intel"), through product purchase agreements and IMFT is dependent upon us or Intel for any additional cash requirements.  We determined that we have the power to direct the activities of IMFT that most significantly impact its economic performance.  The primary activities of IMFT are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  We also determined that we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.  Therefore, we consolidate IMFT. In the third quarter of 2012, we entered into agreements with Intel relating to IMFT. For further information regarding the effect of these agreements, see "Consolidated Variable Interest Entities – IM Flash" note.

IMFS – Prior to April 6, 2012, IM Flash Singapore, LLP ("IMFS") was a VIE because all of its costs were passed to us and our partner, Intel, through product purchase agreements and IMFS was dependent upon us or Intel for any additional cash requirements.  Prior to April 6, 2012, we determined that we had the power to direct the activities of IMFS that most significantly impacted its economic performance.  Additionally, since 2010, we had significantly greater economic exposure than Intel as a result of our significantly higher ownership interest in IMFS.  Therefore, we consolidated IMFS. On April 6, 2012, we acquired Intel's remaining interests in IMFS and it ceased to be a VIE. For further information regarding our acquisition of Intel's interests in IMFS, see "Consolidated Variable Interest Entities – IM Flash" note.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We adopted this standard in the third quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards

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

Investments

Available-for-sale investments as of May 31, 2012 and September 1, 2011 were as follows:

	May 31, 2012				September 1, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,023	$—	$—	$2,023	$1,462	$—	$—	$1,462
Corporate bonds	231	—	—	231	—	—	—	—
Government bonds	154	—	—	154	—	—	—	—
Asset-backed securities	83	—	—	83	—	—	—	—
Commercial paper	25	—	—	25	—	—	—	—
Marketable equity securities	22	—	(6)	16	27	32	(7)	52
Certificates of deposit	18	—	—	18	155	—	—	155
	$2,556	$—	$(6)	$2,550	$1,644	$32	$(7)	$1,669

As of May 31, 2012, no available-for-sale security had been in a loss position for longer than 12 months. Certain marketable equity securities, which have been in a loss position for less than 12 months, were determined not to be other-than-temporarily impaired due to the amount and duration that fair value was below cost, recent recovery in fair value and volatility of the security's fair value.

The table below presents the amortized cost and fair value of available-for-sale debt securities as of May 31, 2012 by contractual maturity.

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$2,023	$2,023
Due in 1 year or less	166	166
Due in 1 - 2 years	150	150
Due in 2 - 4 years	189	189
Due after 4 years	6	6
	$2,534	$2,534

The amount of net unrealized holding gains (losses) reclassified out of accumulated other comprehensive income was $34 million in the second quarter of 2012 and was de minimis for all other periods. Proceeds from the sales of available-for-sale securities in the third quarter and first nine months of 2012 were $18 million and $59 million, respectively. Gross realized gains from sales of available-for-sale securities were $34 million for the second quarter of 2012. Gross realized gains and losses for all other periods presented were de minimis. The carrying value of investment securities sold was determined using the specific identification method.

Receivables

As of	May 31, 2012	September 1, 2011
Trade receivables (net of allowance for doubtful accounts of $6 and $3, respectively)	$973	$1,105
Income and other taxes	94	137
Related party receivables	82	72
Other	184	183
	$1,333	$1,497

As of May 31, 2012 and September 1, 2011, related party receivables included $79 million and $67 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of May 31, 2012 and September 1, 2011, other receivables included $50 million and $34 million, respectively, due from Intel for amounts related to NAND Flash product design and process development activities under cost-sharing agreements.  As of May 31, 2012 and September 1, 2011, other receivables also included $29 million and $25 million, respectively, due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Consolidated Variable Interest Entities" note and "Equity Method Investments" note.)

Inventories

As of	May 31, 2012	September 1, 2011
Finished goods	$560	$596
Work in process	1,164	1,342
Raw materials and supplies	170	142
	$1,894	$2,080

Intangible Assets

As of	May 31, 2012		September 1, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$586	$(234)	$571	$(203)
Customer relationships	127	(94)	127	(82)
Other	1	—	1	—
	$714	$(328)	$699	$(285)

During the first nine months of 2012 and 2011, we capitalized $39 million and $157 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 7 years, respectively.

Amortization expense for intangible assets was $23 million and $67 million for the third quarter and first nine months of 2012, respectively, and $19 million and $56 million for the third quarter and first nine months of 2011, respectively.  Annual amortization expense is estimated to be $89 million for 2012, $84 million for 2013, $76 million for 2014, $58 million for 2015 and $49 million for 2016.

Property, Plant and Equipment

As of	May 31, 2012	September 1, 2011
Land	$92	$92
Buildings	4,636	4,481
Equipment	15,379	14,735
Construction in progress	118	155
Software	319	293
	20,544	19,756
Accumulated depreciation	(13,386)	(12,201)
	$7,158	$7,555

Depreciation expense was $502 million and $1,591 million for the third quarter and first nine months of 2012, respectively, and $528 million and $1,494 million for the third quarter and first nine months of 2011, respectively.

Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $32 million as of May 31, 2012 and $35 million as of September 1, 2011.

Equity Method Investments

As of	May 31, 2012		September 1, 2011
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$403	39.7%	$388	29.7%
Transform	—	50.0%	87	50.0%
Other	—	Various	8	Various
	$403		$483

We recognize our share of earnings or losses from these entities under the equity method on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Inotera:
Equity method loss	$(48)	$(42)	$(184)	$(113)
Inotera Amortization	12	12	36	36
Other	(2)	(2)	(9)	(4)
	(38)	(32)	(157)	(81)
Transform	(77)	(8)	(99)	(24)
Other	—	(4)	(6)	(13)
	$(115)	$(44)	$(262)	$(118)

Our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $350 million and primarily included our Inotera investment balance as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our rights and obligations to purchase a portion of Inotera's wafer production capacity under a supply agreement with Inotera. As a result of our March 2012 equity contribution to Inotera, our obligation to purchase Inotera's capacity may increase when additional output results from Inotera's capital investments enabled by our equity investment.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As of May 31, 2012, we held a 39.7% ownership interest in Inotera, Nanya held a 26.1% ownership interest and the remaining ownership interest was publicly held.

In the second quarter of 2012, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012. Also, in March 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of those investments.  These differences are being amortized as a net credit to earnings through equity in net income (loss) of equity method investees (the "Inotera Amortization").  As of May 31, 2012, $32 million of Inotera Amortization remained to be recognized, of which $12 million is scheduled to be amortized in the remainder of 2012 with the remaining amount to be amortized through 2034.

Because of significant market declines in the selling prices of DRAM, Inotera incurred net losses of $155 million for its first quarter ended March 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $2 billion as of March 31, 2012, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). As a result of our March 2012 $170 million equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by our investment. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Under the Inotera Supply Agreement, we purchased $178 million and $476 million of DRAM products in the third quarter and first nine months of 2012, respectively, and $177 million and $481 million of DRAM products in the third quarter and first nine months of 2011, respectively.

As of May 31, 2012 and September 1, 2011, there were gains of $54 million and $65 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.  As of May 31, 2012, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $554 million, which exceeded our net carrying value of $349 million. The net carrying value is our investment balance of $403 million less cumulative translation adjustments in accumulated other comprehensive income (loss).

Under a cost-sharing arrangement, we share DRAM development costs equally with Nanya. As a result, our research and development ("R&D") costs were reduced by $35 million and $108 million for the third quarter and first nine months of 2012, respectively, and $38 million and $101 million for the third quarter and first nine months of 2011, respectively.  In addition, for sales of DRAM products manufactured by or for Nanya on process nodes of 50nm or higher, we received royalty revenue from Nanya of $4 million and $8 million for the third quarter and first nine months of 2012, respectively, and $5 million and $18 million for the third quarter and first nine months of 2011, respectively.

Transform

In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.  As of May 31, 2012, we and Origin each held a 50% ownership interest in Transform.  During the third quarter and first nine months of 2012, we and Origin each contributed $3 million and $10 million, respectively, of cash to Transform, and during the third quarter and first nine months of 2011, we and Origin each contributed $11 million and $22 million, respectively, of cash to Transform.  For the third quarter and first nine months of 2012, we recognized net sales of $3 million and $11 million, respectively, for transition services provided to Transform. For the third quarter and first nine months of 2011, we recognized net sales of $5 million and $16 million, respectively, for transition services provided to Transform. Revenue on our sales to Transform approximated costs.

As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million, which reduced our investment balance in Transform to zero.

Other

Included in other equity method investments is our 35% equity interest in Aptina. During the second quarter of 2012, the amount of cumulative loss we recognized from our investment in Aptina reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses. We will resume recognizing our proportionate share of Aptina's earnings only when our proportionate share of its earnings exceeds the amount of cumulative net losses not recognized.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the third quarter and first nine months of 2012, we recognized net sales of $99 million and $292 million, respectively, from products sold to Aptina. For the third quarter and first nine months of 2011, we recognized net sales of $104 million and $245 million, respectively, from products sold to Aptina. Revenue on our sales to Aptina approximated costs.

Also included in other equity method investments is our 50% investment in MeiYa Technology Corporation ("MeiYa"). In May 2012, we received $1 million as a return of our remaining MeiYa investment.

Accounts Payable and Accrued Expenses

As of	May 31, 2012	September 1, 2011
Accounts payable	$779	$1,187
Salaries, wages and benefits	272	304
Customer advances	151	7
Related party payables	128	141
Income and other taxes	29	30
Other	188	161
	$1,547	$1,830

As of May 31, 2012 and September 1, 2011, related party payables included $128 million and $139 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of May 31, 2012, customer advances included $150 million for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of May 31, 2012, other noncurrent liabilities included $152 million from this agreement. (See "Consolidated Variable Interest Entities" and "IM Flash Agreements" notes.)

As of May 31, 2012 and September 1, 2011, other accounts payable and accrued expenses included $9 million and $17 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements.

Debt

As of	May 31, 2012	September 1, 2011
2014 convertible senior notes, due June 2014 at stated rate of 1.875%, effective rate of 7.9%, net of discount of $101 and $134, respectively	$848	$815
Capital lease obligations, due in periodic installments through August 2050 at 5.1% and 6.1%, respectively	719	423
2032C convertible senior notes, due May 2032 at stated rate of 2.375%, effective rate of 6.0%, net of discount of $102	448	—
2032D convertible senior notes, due May 2032 at stated rate of 3.125%, effective rate of 6.3%, net of discount of $91	359	—
2031A convertible senior notes, due August 2031 at stated rate of 1.5%, effective rate of 6.5%, net of discount of $82 and $90, respectively	263	255
2031B convertible senior notes, due August 2031 at stated rate of 1.875%, effective rate of 7.0%, net of discount of $104 and $111, respectively	241	234
2027 convertible senior notes, due June 2027 at stated rate of 1.875%, effective rate of 6.9%, net of discount of $36 and $40, respectively	139	135
2013 convertible senior notes at stated rate of 4.25%	116	139
Intel senior note	65	—
	3,198	2,001
Less current portion	(262)	(140)
	$2,936	$1,861

Capital Lease Obligations

In the third quarter of 2012, we received $63 million in proceeds from equipment sales-leaseback transactions and as a result recorded capital lease obligations aggregating $63 million at a weighted-average effective interest rate of 4.1%, payable in periodic installments through May 2016. In the first nine months of 2012, we received $403 million in proceeds from equipment sales-leaseback transactions and as a result recorded capital lease obligations aggregating $403 million at a weighted-average effective interest rate of 4.1%, payable in periodic installments through May 2016.

2032C and 2032D Notes

On April 18, 2012, we issued $550 million of 2.375% Convertible Senior Notes due May 2032 (the "2032C Notes") and $450 million of 3.125% Convertible Senior Notes due May 2032 (the "2032D Notes" and together with the 2032C Notes, the "2032 Notes"). Issuance costs for the 2032 Notes totaled $21 million. The initial conversion rate for the 2032C Notes is 103.8907 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.63 per share of common stock. The initial conversion rate for the 2032D Notes is 100.1803 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.98 per share of common stock. Interest is payable in May and November of each year.

Upon issuance of the 2032 Notes, we recorded $805 million of debt, $191 million of additional capital and $17 million of deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt is based on the fair value of the debt component as a standalone instrument and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (Level 2). The difference between the debt recorded at inception and the principal amount ($104 million for the 2032C Notes and $92 million for the 2032D Notes) is being accreted to principal as interest expense through May 2019 for the 2032C Notes and May 2021 for the 2032D Notes, the expected life of the notes.

Conversion Rights: Holders may convert their 2032 Notes under the following circumstances: (1) if the 2032 Notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (approximately $12.52 per share for the 2032C Notes and $12.97 per share for the 2032D Notes) of the 2032C or 2032D Notes; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price of the 2032C or 2032D Notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2032C or 2032D Notes; (4) if specified distributions or corporate events occur, as set forth in the indenture for the 2032 Notes; or (5) at any time after February 1, 2032.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of the 2032 Notes in cash upon conversion. The 2032 Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2032C Notes on or after May 1, 2016 and the 2032D Notes on or after May 1, 2017 if the volume weighted average price of our common stock has been at least 130% of the conversion price (approximately $12.52 per share for the 2032C Notes and $12.97 per share for the 2032D Notes) for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount plus accrued and unpaid interest. If we redeem the 2032C Notes prior to May 4, 2019, or the 2032D Notes prior to May 4, 2021, we will also make a "make-whole premium" payment in cash equal to the present value of all remaining scheduled payments of interest from the redemption date to May 4, 2019 for the 2032C Notes, or to May 4, 2021 for the 2032D Notes, using a discount rate equal to 150 basis points.

Cash Repurchase at the Option of the Holder: We may be required by the holders of the 2032 Notes to repurchase for cash all or a portion of the 2032C Notes on May 1, 2019 and all or a portion of the 2032D Notes on May 1, 2021. The repurchase price is equal to the principal amount plus accrued and unpaid interest. Upon a change in control or a termination of trading, as defined in the indenture, holders of the 2032 Notes may require us to repurchase for cash all or a portion of their 2032 Notes at a repurchase price equal to the principal amount plus accrued and unpaid interest.

2013 Notes Conversion

In the third quarter of 2012, we provided a written notice that we would redeem our 2013 convertible senior notes (the "2013 Notes") on June 4, 2012. Through May 31, 2012, $23 million of principal amount of the 2013 Notes had been converted by holders into 4.4 million shares. The remaining $116 million principal amount was converted by holders into 22.9 million shares in June 2012. We were required to pay a "make-whole premium" of $9 million, which is reflected in interest expense for the third quarter of fiscal 2012, to holders of the 2013 Notes who converted their 2013 Notes in connection with the call for redemption.

Intel Note

In connection with the IM Flash joint venture agreements, we borrowed $65 million under a two-year senior unsecured promissory note from Intel, payable in approximately equal quarterly installments with interest at a rate of Libor minus 50 basis points. The proceeds of the loan are to be used to fund purchases of equipment relating to the research and development or manufacturing of certain emerging memory technologies.

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

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us and seven other defendants. On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleges that certain of our DRAM products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

On March 28, 2012, Technology Partners Limited LLC (“TPL”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us. The complaint alleges that certain of our Lexar flash card readers infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. On March 26, 2012, TPL filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patents and seeking an exclusion order preventing the importation of certain flash card readers. The District Court action has been stayed pending the outcome of the ITC matter. The ITC matter is scheduled for trial on January 7, 2013.

On April 17, 2012, Anu IP, LLC (“Anu”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our Lexar USB drives infringe one U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On April 18, 2012, Anu filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patent and another related patent and seeking an exclusion order preventing the importation of certain USB drives. The District Court action has been stayed pending the outcome of the ITC matter.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of a Reflexion CMP polishing system purchased from Applied Materials infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

Among other things, the above lawsuits pertain to certain of our SDRAM, DDR, DDR2, DDR3, RLDRAM, NAND Flash, NOR Flash and image sensor products, which account for a significant portion of our net sales.

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

Antitrust Matters

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of May 31, 2012, we have paid $45 million into an escrow account in accordance with the settlement agreement.

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

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleged a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle sought joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief. On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of the litigation. The settlement amount was accrued and charged to operations in the second quarter of 2012.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchasers cases and Oracle above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and now is scheduled for September 25, 2012. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Nine Months Ended May 31, 2012			Nine Months Ended June 2, 2011
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$8,470	$1,382	$9,852	$8,020	$1,796	$9,816

Net income (loss)	(789)	—	(789)	302	22	324
Other comprehensive income (loss)	(52)	(5)	(57)	108	8	116
Comprehensive income (loss)	(841)	(5)	(846)	410	30	440

Acquisition of noncontrolling interests	—	(466)	(466)	67	(226)	(159)
Net contribution from (distributions to) noncontrolling interests	—	(236)	(236)	—	(151)	(151)
Capped call transactions	(102)	—	(102)	—	—	—
Issuance and repurchase of convertible notes	191	—	191	13	—	13
Conversion of 2013 notes	22	—	22	—	—	—
Other activities attributable to Micron	71	—	71	73	—	73
Ending balance	$7,811	$675	$8,486	$8,583	$1,449	$10,032

2012C and 2012D Capped Call Transactions

Concurrent with the offering of the 2032C and 2032D Notes, on April 12, 2012 and April 17, 2012, we entered into capped call transactions (the "2012C Capped Calls" and "2012D Capped Calls," collectively the "2012 Capped Calls") that have an initial strike price of approximately $9.80 and $10.16 per share, respectively, subject to certain adjustments, which was set to be slightly higher than the initial conversion prices of approximately $9.63 for the 2032C Notes and $9.98 for the 2032D Notes.  The 2012C Capped Calls are in four tranches, have cap prices of $14.26, $14.62, $15.33 and $15.69 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2032C Notes, an approximate combined total of 56.3 million shares of common stock.  The 2012C Capped Calls expire on various dates between May 2016 and November 2017. The 2012D Capped Calls are in four tranches, have cap prices of $14.62, $15.33, $15.69 and $16.04 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2032D Notes, an approximate combined total of 44.3 million shares of common stock.  The 2012D Capped Calls expire on various dates between November 2016 and May 2018.  The 2012 Capped Calls are intended to reduce the potential dilution upon conversion of the 2032 Notes.  The 2012 Capped Calls may be settled in shares or cash, at our election. Settlement of the 2012 Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below $9.80, to a maximum of $551 million.  We paid $103 million to purchase the 2012 Capped Calls.  The 2012 Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

2007 Capped Call Settlement

Concurrent with the offering of our 1.875% Convertible Senior Notes due 2014, we purchased capped calls with a strike price of approximately $14.23 per share and various expiration dates between November 2011 and December 2012 (the "2007 Capped Calls").  In the first six months of 2012, 2007 Capped Calls covering 30.4 million shares expired according to their terms.  In April 2012, we settled the remaining 2007 Capped Calls, covering 60.9 million shares, and received a de minimis payment.

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for operations and capital expenditures, primarily denominated in the euro and yen.  We use derivative instruments to manage our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with our operations and capital expenditures, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows.

Our derivatives consist primarily of currency forward contracts and currency options structured as currency collars.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  Our maximum exposure to loss due to credit risk that we would incur if parties to forward contracts and options failed completely to perform according to the terms of the contracts was equal to our carrying value of the forward contracts and currency options as of May 31, 2012, as listed in the tables below under asset fair values.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

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

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of May 31, 2012:
Singapore dollar	$229	$—	$(4)
Euro	207	—	(5)
Yen	78	1	—
Shekel	59	—	(1)
Other	21	—	(1)
	$594	$1	$(11)

As of September 1, 2011:
Singapore dollar	$210	$—	$—
Euro	301	3	—
Yen	165	3	—
Shekel	98	—	(2)
Other	50	—	—
	$824	$6	$(2)

(1)	Represents the face value of outstanding contracts.

(2)	Included in other receivables.

(3)	Included in other accounts payable and accrued expenses.

For currency forward contracts without hedge accounting designation, we recognized losses of $11 million and $28 million for the third quarter and first nine months of 2012, respectively, and gains of $12 million and $17 million for the third quarter and first nine months of 2011, respectively, which were included in other operating income (expense).

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operations.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  Currency options are valued at their fair value using the Black-Scholes option valuation model using input of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (referred to as Level 2). For those derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss) in shareholders' equity.  The amounts in accumulated other comprehensive income (loss) for those cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operations and in the same periods in which the underlying transactions affect earnings.  The ineffective or excluded portion of the realized and unrealized gain or loss is included in other operating income (expense).  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount(1) (in U.S. Dollars)	Fair Value of
Currency		Asset (2)	(Liability) (3)
As of May 31, 2012:
Forward contracts
Yen	$80	$1	$—
Euro	12	—	(1)
Options
Yen	24	1	—
	$116	$2	$(1)
As of September 1, 2011:
Forward contracts
Yen	$19	$1	$—
Euro	232	8	—
	$251	$9	$—

(1)	Represents the face value of outstanding contracts

(2)	Included in other receivables

(3)	Included in other accounts payable and accrued expenses

For the first nine months of 2012, we recognized $11 million of net derivative losses in other comprehensive income from the effective portion of cash flow hedges. For the third quarter and first nine months of 2011, we recognized $19 million and $47 million, respectively, of net derivative gains in other comprehensive income from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating income (expense) were not significant in the third quarters and first nine months of 2012 and 2011.  Amounts in accumulated other comprehensive income for capital expenditures are amortized to manufacturing cost over the useful life of the underlying hedged equipment and reclassified to earnings when inventory is sold. Amounts in accumulated other comprehensive income for inventory purchase are reclassified to earnings when inventory is sold.  In the third quarter and first nine months of 2012, $2 million and $6 million, respectively, of net gains were reclassified from other comprehensive income (loss) to earnings and the amount of net derivative gains included in other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $10 million as of May 31, 2012.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

	May 31, 2012				September 1, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,023	$—	$—	$2,023	$1,462	$—	$—	$1,462
Commercial paper	—	18	—	18	—	—	—	—
Certificates of deposit	—	14	—	14	—	155	—	155
	2,023	32	—	2,055	1,462	155	—	1,617
Short-term investments:
Government bonds	—	61	—	61	—	—	—	—
Corporate bonds	—	56	—	56	—	—	—	—
Commercial paper	—	7	—	7	—	—	—	—
Asset-backed securities	—	6	—	6	—	—	—	—
Certificates of deposit	—	4	—	4	—	—	—	—
	—	134	—	134	—	—	—	—
Long-term marketable investments:
Corporate bonds	—	175	—	175	—	—	—	—
Government bonds	—	93	—	93	—	—	—	—
Asset-backed securities	—	77	—	77	—	—	—	—
Marketable equity securities	4	12	—	16	37	15	—	52
	4	357	—	361	37	15	—	52
Noncurrent assets:
Assets held for sale	—	—	32	32	—	—	35	35
	—	—	32	32	—	—	35	35

	$2,027	$523	$32	$2,582	$1,499	$170	$35	$1,704

Government bonds consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from a pricing service, which obtains quoted market prices for similar instruments or non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or various other methodologies, such as weighting and other models, to determine the appropriate value at the measurement date. We periodically perform supplemental analysis to validate information obtained from our pricing service. As of May 31, 2012, no adjustments were made to such pricing information.

Level 3 assets consisted primarily of semiconductor equipment and facilities classified as held for sale. Fair value for semiconductor equipment was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for facilities was determined based on sales of similar facilities and properties in comparable markets. Losses recognized in the third quarters and first nine months of 2012 and 2011 due to fair value measurements using Level 3 inputs were not significant. For the third quarter and first nine months of 2012, activity of assets held for sale was not significant.

Marketable equity securities included approximately 20 million ordinary shares of Tower Semiconductor Ltd. ("Tower") received in connection with our sale of our wafer fabrication facility in Japan in June 2011. As of September 1, 2011, the shares were valued using quoted market prices in an active market and discounted using a protective put model for our resale restriction (Level 2). During the second quarter of 2012, the resale restrictions lapsed for 5 million of the shares, which were valued using quoted market prices (Level 1) as of May 31, 2012.

Fair Value Measurements on a Nonrecurring Basis

Our non-marketable securities, equity method investments, and non-financial assets such as intellectual property and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.

During the third quarter and first nine months of 2012 we evaluated the fair value of equipment associated with certain sale-leaseback transactions and fair value approximated book value of $42 million and $199 million, respectively, and no significant losses were recognized on our sale-leaseback transactions. The fair value was determined based on various unobservable inputs such as price quotations obtained from tool suppliers for similar tools, historical cost of the tools, pricing indexes, technological obsolescence and usage (Level 3).

During the third quarter of 2012, we identified events and circumstances that significantly impacted the fair value of our equity investment in Transform. As a result, we measured the fair value of our investment in Transform based on liquidation values of its assets and liabilities using unobservable inputs. As of May 31, 2012, the fair value of the assets of Transform approximated the fair value of its liabilities and we recognized an other than temporary impairment charge of $69 million in the third quarter of 2012. As of May 31, 2012, the carrying value of our investment in Transform was zero.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity component of the 2014 Notes, the 2027 Notes, the 2031 Notes, and the 2032 Notes, which is classified in equity) were as follows:

	May 31, 2012		September 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible debt instruments	$2,715	$2,414	$1,845	$1,578
Other debt instruments	795	784	436	423

The fair value of our convertible debt instruments was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Equity Plans

As of May 31, 2012, we had an aggregate of 184.5 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 106.3 million shares were subject to outstanding awards and 78.2 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 0.8 million and 21.2 million stock options during the third quarter and first nine months of 2012, respectively, with weighted-average grant-date fair values per share of $3.66 and $3.18, respectively. We granted 0.2 million and 15.1 million stock options during the third quarter and first nine months of 2011, respectively, with weighted-average grant-date fair values per share of $5.14 and $4.47, respectively.

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

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Average expected life in years	5.0	5.0	5.1	5.1
Weighted-average expected volatility	61%	57%	66%	56%
Weighted-average risk-free interest rate	0.9%	2.0%	1.0%	1.8%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of May 31, 2012, there were 9.6 million shares of Restricted Stock Awards outstanding, of which 2.2 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the third quarters and first nine months of 2012 and 2011 were as follows:

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Service-based awards	0.1	—	3.9	4.3
Performance-based awards	—	—	1.9	1.2
Weighted-average grant-date fair values per share	$6.82	$10.81	$5.43	$8.74

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Stock-based compensation expense by caption:
Cost of goods sold	$5	$5	$17	$15
Selling, general and administrative	12	9	41	29
Research and development	4	5	13	13
	$21	$19	$71	$57

Stock-based compensation expense by type of award:
Stock options	$13	$11	$44	$32
Restricted stock awards	8	8	27	25
	$21	$19	$71	$57

Selling, general and administrative expense for the third quarter and first nine months of 2012 included $4 million and $13 million, respectively, from the vesting of restricted stock and stock options in connection with the death of our former Chief Executive Officer.

As of May 31, 2012, $156 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2016, resulting in a weighted-average period of 1.3 years.  Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Other operating (income) expense consisted of the following:

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Loss from termination of lease to IMFT	$17	$—	$17	$—
(Gain) loss on disposition of property, plant and equipment	4	(7)	10	(23)
(Gain) loss from changes in currency exchange rates	1	(1)	14	6
Gain from disposition of Japan Fab	—	(54)	—	(54)
Samsung patent cross-license agreement	—	(35)	—	(275)
Other	16	(24)	22	(42)
	$38	$(121)	$63	$(388)

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

On June 2, 2011, we sold our wafer fabrication facility in Japan (the "Japan Fab") to Tower. Under the arrangement, Tower paid $40 million in cash, approximately 20 million of Tower ordinary shares, and $20 million in installment payments, which we received in the second and third quarters of 2012. We recorded a gain of $54 million (net of transaction costs of $3 million) in connection with the sale of the Japan Fab.

Other Non-Operating Income (Expense), Net

Other non-operating income for the first nine months of 2012 included $39 million in net gains from the disposition of noncurrent equity investments. Other non-operating income for the third quarter of 2011 included $15 million for the termination of our debt guarantee obligation that we recorded in connection with our acquisition of Numonyx in the third quarter of 2010. Other non-operating expense for the first nine months of 2011 included a $111 million loss recognized in the first quarter of 2011 in connection with a series of debt restructure transactions with certain holders of our convertible notes. (See "Debt" note.)

Income Taxes

Income taxes for the third quarter and first nine months of 2012 included tax benefits of $42 million and $56 million, respectively, related to the favorable resolution of certain prior year tax matters, which were previously reserved as an uncertain tax position.

Income tax provision in the third quarter of 2011 included a net charge of $74 million, of which $27 million was related to the gain on the disposition of the Japan Fab and $47 million was to record a valuation allowance against certain remaining deferred tax assets at our Japanese subsidiary. Income tax provision in the third quarter and first nine months of 2011 included charges of $5 million and $45 million, respectively, in connection with the Samsung cross-license agreement.  Income taxes for the second quarter of 2011 included a charge to reduce net deferred tax assets by $19 million in connection with a change in certain tax rates.

Remaining taxes in the third quarter and first nine months of 2012 and 2011 primarily reflect taxes on our non-U.S. operations.  We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  Taxes attributable to our U.S. operations in the third quarter and first nine months of 2012 and 2011 were substantially offset by changes in the valuation allowance.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of equity awards, convertible notes and escrow shares.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 379.7 million for the third quarter and first nine months of 2012, and 151.5 million and 165.6 million for the third quarter and first nine months of 2011, respectively.

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Net income (loss) available to Micron shareholders – Basic	$(320)	$75	$(789)	$302
Net effect of assumed conversion of debt	—	2	—	5
Net income (loss) available to Micron shareholders – Diluted	$(320)	$77	$(789)	$307

Weighted-average common shares outstanding – Basic	987.3	998.9	983.9	986.6
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	—	42.8	—	50.3
Weighted-average common shares outstanding – Diluted	987.3	1,041.7	983.9	1,036.9

Earnings (loss) per share:
Basic	$(0.32)	$0.07	$(0.80)	$0.31
Diluted	(0.32)	0.07	(0.80)	0.30

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Net income (loss)	$(320)	$77	$(789)	$324
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on investments	(1)	3	(31)	10
Net gain (loss) on derivatives	(2)	19	(17)	47
Net gain (loss) on foreign currency translation adjustment	8	(6)	(11)	53
Pension liability adjustment	2	5	2	6
Total other comprehensive income (loss)	7	21	(57)	116
Comprehensive income (loss)	(313)	98	(846)	440
Comprehensive loss (income) attributable to noncontrolling interests	5	(5)	5	(30)
Comprehensive income (loss) attributable to Micron	$(308)	$93	$(841)	$410

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period were as follows:

As of	May 31, 2012	September 1, 2011
Accumulated translation adjustment, net	$54	$65
Gain (loss) on derivatives, net	31	43
Gain (loss) on investments, net	(6)	25
Unrecognized pension liability	1	(1)
Accumulated other comprehensive income	$80	$132

Consolidated Variable Interest Entities

IM Flash

We partnered with Intel to form IMFT in 2006 and IMFS in 2007 to manufacture NAND Flash memory products for the exclusive use of the partners. IMFT (and IMFS prior to April 6, 2012) is governed by a Board of Managers. The number of managers appointed by each partner to the board varies based on the partners' respective ownership interests. The partners' ownership percentage is based on contributions to the partnership. We have owned 51% of IMFT from inception through May 31, 2012. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to our making a series of contributions that were not fully matched by Intel.

On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. Additionally, we received a $300 million deposit from Intel which will be applied to Intel's future purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded. As of May 31, 2012, no amounts had been either applied or refunded.

The agreements also provided for the following:

•	expansion of the scope of the IMFT joint venture to include certain emerging memory technologies;

•	supply of NAND Flash memory products and certain emerging memory products to Intel on a cost-plus basis and termination of IMFS's supply agreement with us and Intel;

•	extension of IMFT's joint venture agreement through 2024;

•
certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel’s interest in IMFT (if Intel so elects, we would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years); and

•	financing of $65 million provided by Intel to us under a two-year senior unsecured promissory note, payable with interest in approximately equal quarterly installments.

In connection with our purchase of the IMFT assets located in Virginia, IMFT's lease to use approximately 50% of our Virginia fabrication facility was terminated. As a result, other operating expense included a charge of $17 million in the third quarter of 2012.

The following table presents IM Flash's distributions to and contributions from its shareholders ("IM Flash" includes both IMFT and IMFS for all periods prior to April 6, 2012 and includes IMFT only for the period from April 6, 2012 through May 31, 2012):

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
IM Flash distributions to Micron	$249	$62	$402	$166
IM Flash distributions to Intel	240	60	387	159
Micron contributions to IM Flash	—	409	103	1,144
Intel contributions to IM Flash	—	—	131	—

IM Flash sells products to the joint venture partners generally in proportion to their ownership interests at long-term negotiated prices approximating cost. Due to the changes in ownership, our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. As a result of our restructuring of IM Flash on April 6, 2012, Intel has no continuing rights to the output from the IMFS and Virginia facilities and, subsequent to that date, purchases NAND Flash products from us under a cost-plus supply arrangement. Intel continues to receive output from IMFT in proportion to its ownership interest at long-term negotiated prices approximating cost. Aggregate sales of NAND Flash products to Intel (including sales by IMFT at prices approximating cost and sales by us under the cost-plus supply agreement) were $300 million and $816 million for the third quarter and first nine months of 2012, respectively, and were $218 million and $629 million for the third quarter and first nine months of 2011, respectively. Receivables from Intel for sales of NAND Flash products as of May 31, 2012 and September 1, 2011, were $93 million and $165 million.

As a result of changes to the timing of the passage of title in the IMFT supply agreement with Intel, effective April 6, 2012, sales are now recognized upon completion of wafer fabrication, rather than after backend assembly and test are completed. As a result, we sold $97 million of backend inventories, which generated a one-time increase in NAND sales and reduction in work in process inventories for the third quarter of 2012.

The following table presents the total assets and liabilities of IMFT and IMFS included in our consolidated balance sheet. Amounts as of September 1, 2011 included IMFT and IMFS, which were aggregated due to the similarity of their function, operations and the way our management reviewed the results of their operations. Amounts as of May 31, 2012 included only IMFT.

As of	May 31, 2012	September 1, 2011
Assets
Cash and equivalents	$45	$327
Receivables	71	252
Inventories	78	227
Other current assets	2	11
Total current assets	196	817
Property, plant and equipment, net	1,352	4,121
Other noncurrent assets	35	66
Total assets	$1,583	$5,004

Liabilities
Accounts payable and accrued expenses	$89	$458
Deferred income	9	125
Equipment purchase contracts	60	37
Current portion of long-term debt	6	8
Total current liabilities	164	628
Long-term debt	20	58
Other noncurrent liabilities	132	4
Total liabilities	$316	$690
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The table above included, as of September 1, 2011, assets of $2,999 million and liabilities of $433 million, related to our IM Flash entities that, subsequent to April 6, 2012, were wholly-owned by us.

Our ability to access IMFT's cash and investments to finance our other operations is subject to agreement by our joint venture partner.  Prior to April 6, 2012, the creditors of each IM Flash entity had recourse only to the assets of the respective IM Flash entities and did not have recourse to any other of our assets. Subsequent to April 6, 2012, the creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IM Flash manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share product design and other NAND Flash R&D costs equally with Intel. As a result, R&D expenses were reduced by reimbursements from Intel of $18 million and $60 million for the third quarter and first nine months of 2012, respectively, and $25 million and $71 million for the third quarter and first nine months of 2011, respectively. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement with Intel to include certain emerging memory technologies, but did not change the cost-sharing percentage.

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through May 31, 2012, we owned 50.01% and Photronics owned 49.99% of MP Mask.  In the third quarter and first nine months of 2012, we contributed $13 million and $21 million and Photronics contributed $13 million and $20 million to MP Mask. In the third quarter and first nine months of 2011, we contributed $5 million and $9 million and Photronics contributed $4 million and $8 million to MP Mask. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $28 million and $34 million as of May 31, 2012 and September 1, 2011, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	May 31, 2012	September 1, 2011
Current assets	$17	$24
Noncurrent assets (primarily property, plant and equipment)	180	143
Current liabilities	21	31
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

Segment Information

Segment information reported herein is consistent with how it is reviewed and evaluated by our chief operating decision makers.  Factors used to identify our segments include, among others, products, technologies and customers.  We had the following four reportable segments:

NAND Solutions Group ("NSG"): Included high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing market, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.
DRAM Solutions Group ("DSG"): Included DRAM products sold to the PC, consumer electronics, networking and server markets.
Wireless Solutions Group ("WSG"): Included DRAM, NAND Flash and NOR Flash products, including multi-chip packages, sold to the mobile device market.
Embedded Solutions Group ("ESG"): Included DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND Flash sold to consumer electronics, networking, PC and server markets.

Our other operations did not meet the quantitative thresholds of a reportable segment and are reported under All Other.  All Other included our CMOS image sensor, LED, microdisplay and solar operations. (See "Equity Method Investments – Transform" note.)

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Nine Months Ended
	May 31, 2012	June 2, 2011	May 31, 2012	June 2, 2011
Net sales:
NSG	$760	$505	$2,177	$1,559
DSG	750	774	2,014	2,518
WSG	276	493	956	1,514
ESG	265	241	769	759
All Other	121	126	355	298
	$2,172	$2,139	$6,271	$6,648

Operating income (loss):
NSG	$(1)	$68	$190	$197
DSG	(76)	109	(382)	385
WSG	(103)	10	(290)	76
ESG	32	55	85	191
All Other	(43)	(5)	(81)	(43)
	$(191)	$237	$(478)	$806

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a sponsor agreement with the trustees of Elpida Memory, Inc. (“Elpida”) and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"). The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the sponsor agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or approximately $2.5 billion, assuming an exchange rate of 80 yen to $1.00, which is the exchange rate used for all yen to U.S. dollar conversions in this footnote), less certain expenses of the reorganization proceedings and certain other items. Of the aggregate amount, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019.

We have agreed to provide additional support to Elpida, including a payment guarantee under certain circumstances, to facilitate its continued access to debtor-in-possession financing of up to 16 billion yen (or approximately $200 million) from third-party finance sources through the closing of the Elpida share purchase, and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or approximately $63 million) of continued debtor-in-possession financing from third parties for up to two months following the closing. In addition, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or approximately $800 million) of capital expenditures through June 30, 2014, including up to 40 billion yen (or approximately $500 million) prior to June 30, 2013, either by providing a payment guarantee under certain circumstances, or by providing such financing directly.

Under applicable Japanese law, following the closing of the transaction, because a portion of the payments to creditors will be satisfied through the installment payments described above, the operation of the businesses of the Elpida Companies will remain subject to the oversight of the court in charge of their reorganization proceedings and of the trustees (including a trustee nominated by us upon the closing of the transaction).

The sponsor agreement contains certain termination rights, including a right of ours to terminate the sponsor agreement if a material adverse effect has occurred with respect to Elpida and its subsidiaries, taken as a whole, or with respect to Rexchip Electronics Corporation (“Rexchip”), a Taiwanese corporation formed as a manufacturing joint venture by Elpida and Powerchip Technology Corporation (“Powerchip”). Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock.

The trustees of the Elpida Companies are currently required to submit plans of reorganization to the court on or before August 21, 2012, which plans will then be subject to court and creditor approval under applicable Japanese law.  The sponsor agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the sponsor agreement.

The consummation of the sponsor agreement is subject to various closing conditions, including but not limited to approval by the Tokyo District Court of Elpida's reorganization plans and receipt of regulatory approvals. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a share purchase agreement with Powerchip and certain of its affiliates, under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock for approximately 10 billion New Taiwan dollars (or approximately $334 million, assuming an exchange rate of 30 New Taiwan dollars to $1.00). The consummation of this share purchase agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Elpida sponsor agreement. At the closing of the Elpida sponsor agreement and the Rexchip share purchase agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

Currency Hedging

On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, was $49 million. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the sponsor agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.  These option contracts are not expected to qualify for hedge accounting and will be remeasured at fair value each period with gains and losses reflected in our results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding timing of the close of the Elpida transactions and expectations related to Elpida's future cash flows; "Operating Results by Business Segment" regarding growth in NAND Flash production for the fourth quarter of 2012 and sales to Intel in the fourth quarter of 2012; in "Operating Results by Product" regarding our share of future output from Inotera; in "Selling, General and Administrative" regarding SG&A costs for the fourth quarter of 2012; in "Research and Development" regarding R&D costs for the fourth quarter of 2012; in "Liquidity and Capital Resources" regarding capital spending in 2012 and 2013, the timing of payments for certain contractual obligations and the timing of payments in connection with the Elpida transactions; and in "Recently Issued Accounting Standards" regarding the impact from the adoption of new accounting standards. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended September 1, 2011. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal 2012, which ends on August 30, 2012, contains 52 weeks. Our third quarter of fiscal 2012 ended May 31, 2012. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview: An overview of our business and operations and highlights of key transactions and events.

•	Results of Operation: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Critical Accounting Estimates: Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are a global manufacturer and marketer of semiconductor devices, principally NAND Flash, DRAM and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products.  In addition, we manufacture semiconductor components for CMOS image sensors and other semiconductor products.  We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers ("OEMs") and retailers located around the world.  Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development ("R&D") investments.

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

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and through our joint ventures. These investments enable our production of semiconductor products with increasing functionality and performance at lower costs.  We generally reduce the manufacturing cost of each generation of product through advancements in product and process technology such as our leading-edge line-width process technology and innovative array architecture.  We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption, improved read/write reliability and increased memory density.  To leverage our significant investments in R&D, we have formed and may continue to form strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners.  In addition, from time to time, we also sell and/or license technology to other parties.  We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements.

We have the following four reportable segments:

NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing market, as well as NAND Flash products sold to Intel through our consolidated IM Flash joint ventures.
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

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other. All Other includes our CMOS image sensor, LED, microdisplay and solar operations. (See "Equity Method Investments – Transform" note.)

IM Flash Joint Ventures

On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. Additionally, we received a $300 million deposit from Intel which will be applied to Intel's future purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded.

The agreements also provided for the following:

•	expansion of the scope of the IMFT joint venture to include certain emerging memory technologies;

•	supply of NAND Flash memory products and certain emerging memory products to Intel on a cost-plus basis and termination of IMFS's supply agreement with us and Intel;

•	extension of IMFT's joint venture agreement through 2024;

•
certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel’s interest in IMFT (if Intel so elects, we would set the closing date of the transaction within two years following such election and could elect to receive financing from Intel for one to two years); and

•	financing of $65 million provided by Intel to us under a two-year senior unsecured promissory note, payable with interest in approximately equal quarterly installments.

In connection with our purchase of the IMFT assets located in Virginia, IMFT's lease to use approximately 50% of our Virginia fabrication facility was terminated. As a result, other operating expense included a charge of $17 million in the third quarter of 2012.

We and Intel continue to share output of IMFT and certain research and development costs generally in proportion to our investments in IMFT.

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a Sponsor Agreement with the trustees of Elpida and Akita (the "Sponsor Agreement"). Elpida and Akita filed petitions for corporate reorganization proceedings with the Tokyo District Court under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or approximately $2.5 billion, assuming an exchange rate of 80 yen to $1.00, which is the exchange rate used for all yen to U.S. dollar conversions in this section), less certain expenses of the reorganization proceedings and certain other items. Of the aggregate amount, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies (using cash flows expected to be generated from our payment for foundry services provided by Elpida, as our subsidiary) in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019.

We have agreed to provide additional support to Elpida, including a payment guarantee under certain circumstances, to facilitate its continued access to debtor-in-possession financing of up to 16 billion yen (or approximately $200 million) from third-party finance sources through the closing of the Elpida share purchase, and and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or approximately $63 million) of continued debtor-in-possession financing from third parties for up to two months following the closing. In addition, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or approximately $800 million) of capital expenditures through June 30, 2014, including up to 40 billion yen (or approximately $500 million) prior to June 30, 2013, either by providing a payment guarantee under certain circumstances, or by providing such financing directly.

Under applicable Japanese law, following the closing of the transaction, because a portion of the payments to creditors will be satisfied through the installment payments described above, the operation of the businesses of the Elpida Companies will remain subject to the oversight of the court in charge of their reorganization proceedings and of the trustees (including a trustee nominated by us upon the closing of the transaction).

The Sponsor Agreement contains certain termination rights, including a right of ours to terminate the Sponsor Agreement if a material adverse effect has occurred with respect to Elpida and its subsidiaries, taken as a whole, or with respect to Rexchip, a Taiwanese corporation formed as a manufacturing joint venture by Elpida and Powerchip. Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock.

The trustees of the Elpida Companies are currently required to submit plans of reorganization to the court on or before August 21, 2012, which plans will then be subject to court and creditor approval under applicable Japanese law.  The Sponsor Agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the Sponsor Agreement.

The consummation of the Sponsor Agreement is subject to various closing conditions, including but not limited to approval by the Tokyo District Court of Elpida's reorganization plans and receipt of regulatory approvals. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a Share Purchase Agreement with Powerchip and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock for approximately 10 billion New Taiwan dollars (or approximately $334 million, assuming an exchange rate of 30 New Taiwan dollars to $1.00). The consummation of this Rexchip Share Purchase Agreementis subject to various closing conditions, including the closing of the transactions contemplated by the Elpida Sponsor Agreement. At the closing of the Elpida Sponsor Agreement and the Rexchip share purchase agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

Currency Hedging

On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, was $49 million. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the sponsor agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.  These option contracts are not expected to qualify for hedge accounting and will be remeasured at fair value each period with gains and losses reflected in our results of operations. Therefore, changes in the exchange rate between the U.S. dollar and yen could have a significant impact on our financial statements.

Transform

As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform Solar Pty Ltd. (“Transform”), an equity method investment of ours, approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million, which reduced our investment balance in Transform to zero.

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,172	100%	$2,139	100%	$2,009	100%	$6,271	100%	$6,648	100%
Cost of goods sold	1,938	89%	1,661	78%	1,799	90%	5,522	88%	5,211	78%
Gross margin	234	11%	478	22%	210	10%	749	12%	1,437	22%

SG&A	156	7%	151	7%	174	9%	481	8%	437	7%
R&D	231	11%	211	10%	222	11%	683	11%	582	9%
Other operating (income) expense, net	38	2%	(121)	(6)%	19	1%	63	1%	(388)	(6)%
Operating income (loss)	(191)	(9)%	237	11%	(205)	(10)%	(478)	(8)%	806	12%

Interest income (expense), net	(53)	(2)%	(22)	(1)%	(33)	(2)%	(119)	(2)%	(73)	(1)%
Other non-operating income (expense), net	1	—%	10	—%	38	2%	39	1%	(104)	(2)%
Income tax (provision) benefit	38	2%	(104)	(5)%	(9)	—%	31	—%	(187)	(3)%
Equity in net loss of equity method investees	(115)	(5)%	(44)	(2)%	(73)	(4)%	(262)	(4)%	(118)	(2)%
Net (income) loss attributable to noncontrolling interests	—	—%	(2)	—%	—	—%	—	—%	(22)	—%
Net income (loss) attributable to Micron	$(320)	(15)%	$75	4%	$(282)	(14)%	$(789)	(13)%	$302	5%

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
NSG	$760	35%	$505	24%	$734	37%	$2,177	35%	$1,559	23%
DSG	750	35%	774	36%	608	30%	2,014	32%	2,518	38%
WSG	276	13%	493	23%	307	15%	956	15%	1,514	23%
ESG	265	12%	241	11%	242	12%	769	12%	759	11%
All Other	121	5%	126	6%	118	6%	355	6%	298	5%
	$2,172	100%	$2,139	100%	$2,009	100%	$6,271	100%	$6,648	100%

The 8% increase in total net sales for the third quarter of 2012 as compared to the second quarter of 2012 reflected higher sales volumes across all segments due to increases in production and inventory reductions. Average selling prices for the third quarter of 2012 as compared to the second quarter of 2012 generally declined except for the DSG segment as it experienced stable pricing during the third quarter of 2012 and DSG average selling prices for the second quarter of 2012 were lowered by a $58 million charge to revenue for a settlement with a customer.

Net sales increased 2% for the third quarter of 2012 as compared to the third quarter of 2011 and decreased 6% for the first nine months of 2012 as compared to the first nine months of 2011, generally reflecting significant increases in sales volumes offset by declines in average selling prices. WSG sales declined for the third quarter and first nine months of 2012 as compared to the corresponding periods of 2011, primarily due to declines in average selling prices and in sales volumes, as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers from NOR Flash to NAND Flash.

Gross Margin

Our overall gross margin percentage for the third quarter of 2012 improved to 11% from 10% for the second quarter of 2012 primarily due to improvement in DSG margins as a result of higher average selling prices and cost reductions, partially offset by lower NSG margins due to declines in average selling prices. Cost reductions from improvements in product and process technologies mitigated declines in average selling prices for all reportable operating segments in the third quarter of 2012 as compared to the second quarter of 2012. Costs of our underutilized capacity, primarily associated with decreased production in our NOR Flash fabrication facilities and the ramp of our IMFS NAND Flash fabrication facility, were $30 million, $40 million and $20 million for the third quarter of 2012, second quarter of 2012 and third quarter of 2011, respectively.

Our overall gross margin percentage declined from 22% for the third quarter of 2011 to 11% for the third quarter of 2012 primarily due to a decrease in the gross margin percentage for DSG, WSG and NSG as a result of significant declines in average selling prices for each segment. Our overall gross margin percentage declined from 22% for the first nine months of 2011 to 12% for the first nine months of 2012, primarily due to decreases in the gross margin percentage for DSG and WSG. Cost reductions partially mitigated the effect of significant declines in average selling prices for all reportable operating segments for the third quarter and first nine months of 2012 as compared to the corresponding periods of 2011.

Operating Results by Business Segments

NAND Solutions Group ("NSG")

	Third Quarter		Second Quarter	Nine Months
	2012	2011	2012	2012	2011
Net sales	$760	$505	$734	$2,177	$1,559
Operating income (loss)	(1)	68	97	190	197

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product Groups – NAND Flash" for further detail.) NSG sales for the third quarter of 2012 increased 4% from the second quarter of 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG sells a portion of its products to Intel through IM Flash at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers increased 8% for the third quarter of 2012 as compared to the second quarter of 2012 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. NSG operating margin declined for the third quarter of 2012 as compared to the second quarter of 2012 primarily due decreases in average selling prices mitigated by cost reductions. Cost reductions resulted primarily from improvements in product and process technologies.

The ramp of production at IM Flash's wafer fabrication facility in Singapore significantly increased our NAND Flash production in 2011 and through the first nine months of 2012. Due to the completion of the first phase of the ramp, we expect slower growth in our NAND Flash production for the fourth quarter of 2012. In the first nine months of 2012 and 2011, our share of the operating costs and supply of NAND Flash from IMFS was adjusted for changes in our ownership share in IMFS. Our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. On April 6, 2012, we acquired Intel's remaining ownership interest in IMFS and the assets of IMFT located at our Virginia fabrication facility and the IMFS supply agreement was terminated. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities.

As a result of changes to the timing of the passage of title in the IMFT supply agreement with Intel, effective April 6, 2012, sales are now recognized upon completion of wafer fabrication, rather than after backend assembly and test are completed. As a result, we sold $97 million of backend inventories, which generated a one-time increase in NAND sales and reduction in work in process inventories for the third quarter of 2012. Accordingly, we expect IMFT sales to Intel to decline in the fourth quarter of 2012 as compared to the third quarter of 2012.

On April 6, 2012, we also entered into a new supply agreement with Intel under which Intel purchases NAND Flash products from us on a cost-plus basis. For the third quarter of 2012, margins on products sold to Intel on a cost-plus basis were not significantly different than margins on sales for other trade customers. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the new cost-plus supply agreement) were $300 million for the third quarter of 2012, $255 million for the second quarter of 2012 and $218 million for the third quarter of 2011.

NSG sales for the third quarter and first nine months of 2012 increased 50% and 40%, respectively, from the corresponding periods of 2011 primarily due to an increase in gigabits sold partially offset by declines in average selling prices per gigabit. The declines in NSG operating margin for the third quarter and first nine months of 2012 as compared to the corresponding periods of 2011 were primarily due to reductions in manufacturing costs per gigabit and lower charges for underutilized capacity, partially offset by the declines in overall average selling prices per gigabit. In addition, operating income for the third quarter and first nine months of 2011 benefited from gains of $10 million and $57 million, respectively, from a license agreement with Samsung.

DRAM Solutions Group ("DSG")

	Third Quarter		Second Quarter	Nine Months
	2012	2011	2012	2012	2011
Net sales	$750	$774	$608	$2,014	$2,518
Operating income (loss)	(76)	109	(167)	(382)	385

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product Groups – DRAM" for further detail.) DSG sales for the third quarter of 2012 increased 23% as compared to the second quarter of 2012 primarily due to increases in gigabits sold and higher average selling prices. DSG sales for the second quarter of 2012 included the effect of a $58 million charge to revenue for a settlement with a customer. The increase in gigabits sold for the third quarter of 2012 was primarily due to a reduction in inventories. In addition, DSG's operating loss improved from the second quarter of 2012 to the third quarter of 2012 due to higher average selling prices and reductions in costs per gigabit as a result of improved manufacturing efficiencies.

DSG sales for the third quarter and first nine months of 2012 decreased 3% and 20%, respectively, from the corresponding periods of 2011 primarily due to declines in average selling prices per gigabit partially offset by increases in gigabits sold. The declines in average selling prices in the third quarter of 2012 for DSG products was impacted by a shift in product mix as most of the increase in sales volume was from our DDR3 DRAM products that had significantly lower average selling prices per gigabit than our other DSG products. The decline in DSG operating margin for the third quarter and first nine months of 2012 was primarily due to the decreases in average selling prices, partially offset by cost reductions. In addition, DSG operating income for the third quarter and first nine months of 2011 benefited from gains of $7 million and $75 million, respectively, from a license agreement with Samsung.

Wireless Solutions Group ("WSG")

	Third Quarter		Second Quarter	Nine Months
	2012	2011	2012	2012	2011
Net sales	$276	$493	$307	$956	$1,514
Operating income (loss)	(103)	10	(129)	(290)	76

In the third quarter of 2012, WSG sales were comprised of NOR Flash, NAND Flash and DRAM in decreasing order of revenue. The 10% decrease in WSG sales for the third quarter of 2012 as compared to the second quarter of 2012 was primarily due to declines in sales of wireless NOR Flash products as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales in the third quarter of 2012 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages with wireless DRAM products. WSG operating loss for the third quarter of 2012 improved from the second quarter of 2012 primarily due to better operating margins as a result of cost reductions.

The decreases in WSG sales for the third quarter and first nine months of 2012 of 44% and 37%, respectively, as compared to the corresponding periods of 2011 was primarily due to declines in sales of wireless NOR Flash as well as lower sales of NAND Flash products sold in multi-chip packages with wireless DRAM products. The decreases in sales of NOR Flash products also contributed to a decline in WSG operating margin for the third quarter and first nine months of 2012 as compared to the corresponding periods of 2011. In addition, WSG operating income for the third quarter and first nine months of 2011 benefited from gains of $11 million and $95 million, respectively, from a license agreement with Samsung.

Embedded Solutions Group ("ESG")

	Third Quarter		Second Quarter	Nine Months
	2012	2011	2012	2012	2011
Net sales	$265	$241	$242	$769	$759
Operating income (loss)	32	55	15	85	191

In the third quarter of 2012, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. The 10% increase in ESG sales for the third quarter of 2012 as compared to the second quarter of 2012 was due to broad-based growth in all three product groups. The improvement in ESG operating income for the third quarter of 2012 as compared to the second quarter of 2012 reflected the sales growth and the successful transition of legacy NAND designs to more current architectures.

ESG sales for the third quarter and first nine months of 2012 increased 10% and 1%, respectively, as compared to the corresponding periods of 2011 primarily due to increased sales volumes of NOR Flash, DRAM and NAND Flash products partially offset by declines in average selling prices. ESG operating income for the third quarter and first nine months of 2012 declined as compared to the corresponding periods of 2011 due to declines in average selling prices and higher costs associated with underutilized capacity in our NOR facilities. In addition, ESG operating income for the third quarter and first nine months of 2011 benefited from gains of $4 million and $33 million, respectively, from a license agreement with Samsung.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2012	% of net sales	2011	% of net sales
NAND Flash	$948	44%	$770	36%	$934	46%	$2,791	45%	$2,335	35%
DRAM	875	40%	883	41%	729	36%	2,382	38%	2,842	43%
NOR Flash	228	10%	360	17%	228	11%	743	12%	1,173	18%
Other	121	6%	126	6%	118	7%	355	5%	298	4%
	$2,172	100%	$2,139	100%	$2,009	100%	$6,271	100%	$6,648	100%

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Segment Operating Results – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

	Third Quarter 2012 Versus		First Nine Months 2012 Versus
	Second Quarter	Third Quarter	First Nine Months
	2012	2011	2011
	(percentage change from period indicated)
Sales to trade customers:
Net sales	3%	27%	19%
Average selling prices per gigabit	(39)%	(69)%	(53)%
Gigabits sold	68%	306%	152%
Cost per gigabit	(29)%	(65)%	(54)%

Increases in NAND Flash gigabits sold to trade customers for the third quarter of 2012 as compared to the second quarter of 2012 was primarily due to a shift in product mix toward multi-level cell NAND, which drove higher bit sales as well as significant declines in per bit costs and average selling prices. Improved manufacturing efficiencies and the new cost-plus supply agreement with Intel also contributed to the increase in gigabits sold for the third quarter of 2012. Increases in gigabits sold for the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to the ramp of the IMFS fabrication facility and improved manufacturing efficiencies.

The gross margin percentage on sales of NAND Flash products to trade customers for the third quarter of 2012 declined from the second quarter of 2012 due to declines in average selling prices mitigated by cost reductions. The gross margin percentage on sales of NAND Flash products to trade customers for the third quarter of 2012 decreased from the third quarter of 2011 primarily due to declines in average selling prices mitigated by cost reductions. The gross margin percentage on sales of NAND Flash products to trade customers for the first nine months of 2012 improved from the first nine months of 2011 as cost reductions outpaced the declines in average selling prices.

DRAM

	Third Quarter 2012 Versus		First Nine Months 2012 Versus
	Second Quarter	Third Quarter	First Nine Months
	2012	2011	2011
	(percentage change from period indicated)
Net sales	20%	(1)%	(16)%
Average selling prices per gigabit	7%	(48)%	(50)%
Gigabits sold	12%	90%	67%
Cost per gigabit	(4)%	(35)%	(34)%

The increase in gigabit sales of DRAM products for the third quarter of 2012 as compared to the second quarter of 2012 and third quarter of 2011 was primarily due to increased output obtained from our Inotera joint venture, the effects of a shift in mix to higher-density products and improved manufacturing efficiencies. The increases in revenue and average selling prices for the third quarter of 2012 as compared to the second quarter of 2012, includes the effect of a $58 million charge to revenue in the second quarter of 2012 for a settlement with a customer.

The gross margin percentage on sales of DRAM products for the third quarter of 2012 improved from the second quarter of 2012 due to the effects of the $58 million charge to revenue in the second quarter of 2012 for a settlement and cost reductions from improved manufacturing efficiencies through the implementation of advanced technology. The gross margin percentage on sales of DRAM products for the third quarter and first nine months of 2012 decreased significantly from the corresponding periods of 2011 primarily due to the declines in average selling prices partially offset by cost reductions.

We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity under the Inotera Supply Agreement. As a result of our March 7, 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by our $170 million equity investment. DRAM products acquired from Inotera accounted for 48% of our DRAM gigabit production for the third quarter of 2012 as compared to 45% for the second quarter of 2012 and 35% for the third quarter of 2011. The higher level of production from Inotera was achieved through Inotera's continued transition to our process technology. We primarily obtained DDR3 DRAM products for the PC market from Inotera in 2012 and 2011. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $155 million for its quarter ended March 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $2 billion as of March 31, 2012, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful.

NOR Flash

Sales of NOR Flash products for the third quarter of 2012 were unchanged from the second quarter of 2012 as increases in sales volumes were offset by declines in average selling prices. Sales of NOR Flash products for the third quarter and first nine months of 2012 decreased from the corresponding periods of 2011 primarily due to decreases in sales of wireless NOR Flash products, as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products which resulted in significant declines in average selling prices and sales volume. Our gross margin percentage on sales of NOR Flash products for the third quarter of 2012 improved as compared to the second quarter of 2012 primarily due to cost reductions that exceeded declines in average selling prices. Our gross margin percentage on sales of NOR Flash products for the third quarter and first nine months of 2012 declined as compared to the corresponding periods of 2011 primarily due to declines in average selling prices, inventory write-downs and costs of underutilized capacity.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the third quarter of 2012 decreased 10% as compared to the second quarter of 2012 primarily due to a $13 million contribution to a university program and stock-based compensation and other amounts related to the death benefits of our former Chief Executive Officer in the second quarter of 2012. SG&A expenses for the first nine months of 2012 increased 10% from the first nine months of 2011 primarily due to higher legal costs and the aforementioned contribution and death benefits for our former Chief Executive Officer. We expect that SG&A expenses will approximate $145 million to $155 million for the fourth quarter of 2012.

Research and Development

R&D expenses for the third quarter of 2012 increased 4% from the second quarter of 2012 primarily due to higher personnel costs associated with increased headcount for our expanded R&D operations. R&D expenses for the third quarter of 2012 increased 9% from the third quarter of 2011 primarily due to higher personnel costs and professional services, mitigated by a lower volume of development wafers processed. R&D expenses for the first nine months of 2012 increased 17% from the first nine months of 2011 primarily due to a higher volume of development wafers processed, higher professional services and higher personnel costs, mitigated by higher reimbursements under partnering arrangements.

As a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $35 million for the third quarter of 2012, $36 million for the second quarter of 2012 and $38 million for the third quarter of 2011. As a result of amounts reimbursable from Intel under a NAND Flash R&D cost-sharing arrangement, R&D expenses were reduced by $18 million for the third quarter of 2012, $20 million for the second quarter of 2012 and $25 million for the third quarter of 2011. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $225 million to $235 million for the fourth quarter of 2012.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 computing DRAM and LP-DDR Mobile Low Power DRAM products as well as high density and mobile NAND Flash memory (including multi-level cell technology), NOR Flash memory, specialty memory, phase-change memory, solid-state drives ("SSDs") and other memory systems.

Interest Income (Expense)

Interest expense for the third quarter of 2012, second quarter of 2012 and third quarter of 2011 included aggregate amounts of non-cash amortization of debt discount and issuance costs of $22 million, $19 million and $13 million, respectively. Interest expense for the third quarter of 2012 also included $9 million of "make-whole premium" paid to holders of our 2013 Notes. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

•	Income Taxes

•	Equity Method Investments

Liquidity and Capital Resources

As of May 31, 2012 and September 1, 2011, we had the following cash and equivalents and investments:

As of	May 31, 2012	September 1, 2011
Cash and equivalents and short-term investments:
Money market funds	$2,023	$1,462
Bank deposits	136	543
Government bonds	61	—
Corporate bonds	56	—
Commercial paper	25	—
Certificates of deposit	18	155
Asset-backed securities	6	—
	$2,325	$2,160

Long-term marketable investments	$361	$52

Cash and equivalents in the table above included $45 million held by IMFT as of May 31, 2012 and $327 million held by both IMFT and IMFS as of September 1, 2011. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by our joint venture partner and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. As of May 31, 2012, the effect of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In 2012 we obtained $1,065 million of proceeds from issuance of debt and $403 million of proceeds from equipment sale-leaseback financing. We may pursue additional financing in the future as cost effective and strategic opportunities arise.

Operating activities

Net cash provided by operating activities was $1,664 million for the first nine months of 2012, which reflected approximately $1,257 million generated from the production and sales of our products and a net $407 million effect from changes in the amount invested in net working capital. For the third quarter of 2012, inventories decreased by $182 million due to efforts to manage to a lower level and negotiated changes in the IM Flash wafer supply agreement with Intel.

Investing activities

Net cash used for investing activities was $1,980 million for the first nine months of 2012, which consisted primarily of cash expenditures of $1,367 million for property, plant and equipment and $436 million for the acquisition of available-for-sale securities (net of proceeds from sales and maturities of $63 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We expect capital spending for 2012 to approximate $1.8 billion and for 2013 to approximate $1.6 billion to $1.9 billion. The actual amounts for 2012 and 2013 will vary depending on market conditions. As of May 31, 2012, we had commitments of approximately $450 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

In the second quarter of 2012, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012. Also, in March 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%.

Financing activities

Net cash provided by financing activities was $347 million for the first nine months of 2012, which included $1,065 million of proceeds from issuance of debt, $403 million of proceeds from equipment sale-leaseback financing transactions partially offset by $236 million of net distributions to noncontrolling interests, $152 million for repayments of debt and $132 million of payments on equipment purchase contracts.

On April 18, 2012, we issued $550 million of 2.375% Convertible Senior Notes due May 2032 (the "2032C Notes") and $450 million of 3.125% Convertible Senior Notes due May 2032 (the "2032D Notes" and together with the 2032C Notes, the "2032 Notes") at face value. Issuance costs for the 2032 Notes totaled $21 million and we paid $103 million to purchase capped calls to partially offset the potential dilutive effect if the 2032 Notes are converted into shares, resulting in net proceeds of $876 million from issuance of the 2032 Notes.

On February 27, 2012, we entered into agreements with Intel relating to our IMFS and IMFT joint ventures. The transactions contemplated by such agreements became effective on April 6, 2012. In connection therewith, we acquired Intel's 18% interest in IMFS for $466 million. In addition, we acquired the assets of IMFT located at our Virginia wafer fabrication facility for which Intel received a distribution from IMFT of $139 million. Additionally, Intel deposited $300 million with us, which will be applied to Intel's future purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded. As of May 31, 2012, no amounts had been either applied or refunded. We also entered into a senior unsecured promissory note with Intel in April 2012. Under the terms of the note, we borrowed $65 million, payable with interest in eight approximately equal quarterly installments.

In the first nine months of 2012, IM Flash distributed $387 million to Intel, and Intel made contributions to IM Flash of $131 million.

Contractual Obligations

The following table summarizes our significant contractual obligations as of May 31, 2012:

	Total	Remainder of 2012	2013	2014	2015	2016	2017 and Thereafter
	(amounts in millions)
Notes payable (1)	$3,366	$24	$93	$1,150	$42	$42	$2,015
Capital lease obligations (1)	819	52	173	168	175	158	93
Operating leases	92	7	26	16	10	9	24
(1) Includes interest

Elpida Memory, Inc.

On July 2, 2012, we entered into the Sponsor Agreement and the Rexchip Share Purchase Agreement that require aggregate payments by us of approximately $1.08 billion at the closing of the transactions, which we expect to occur in the first half of calendar 2013, plus additional installment payments by the Elpida Companies of approximately 140 billion yen (or approximately $1.75 billion) in the aggregate from 2014 through 2019. In addition, capital expenditures will be required in furtherance of the planned technology road maps for the Elpida and Rexchip operations. (See "Overview – Elpida Memory, Inc.”)

Off-Balance Sheet Arrangements

Concurrent with the offering of the 2032C and 2032D Notes in April 2012, we entered into capped call transactions that have an initial strike price of approximately $9.80 and $10.16 per share, respectively, subject to certain adjustments, which was set to be slightly higher than the initial conversion prices of approximately $9.63 for the 2032C Notes and $9.98 for the 2032D Notes, and cap prices that range from $14.26 per share to 16.04 per share. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries" and "Debt" notes.)

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

Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $131 million at May 31, 2012.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. We adopted this standard in the third quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of May 31, 2012, $3,103 million of our $3,198 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $3,510 million as of May 31, 2012 and $2,281 million as of September 1, 2011.  We estimate that, as of May 31, 2012, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $106 million.  As of May 31, 2012, $95 million of the debt had variable interest rates. The increase in interest expense caused by a 1% increase in the rates would be approximately $1 million.

As of May 31, 2012, we held short-term debt investments of $134 million and long-term debt investments of $345 million that were subject to interest rate risk. We estimate that, as of May 31, 2012, a 0.5% increase in market interest rates of would decrease the fair value of our short-term and long-term debt instruments by approximately $3 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar.  We held cash and other assets in foreign currencies valued at an aggregate of U.S. $363 million as of May 31, 2012 and U.S. $512 million as of September 1, 2011.  We also had foreign currency liabilities valued at an aggregate of U.S. $674 million as of May 31, 2012, and U.S. $944 million as of September 1, 2011.  Because the substantial majority of our sales are denominated in U.S. dollar, we do not have significant natural hedges to offset our expenditures denominated in other currencies. Significant components of assets and liabilities denominated in currencies other than the U.S. dollar (our reporting currency) were as follows (in U.S. dollar equivalents):

	May 31, 2012					September 1, 2011
	SGD[1]	Yen	Euro	ILS[2]	Other	SGD[1]	Yen	Euro	ILS[2]	Other
	(amounts in millions)
Cash and equivalents	$6	$10	$13	$2	$14	$22	$4	$33	$5	$16
Receivables	90	12	34	2	10	92	25	72	1	17
Deferred tax assets	—	30	5	—	—	—	39	7	—	1
Other assets	4	4	69	46	12	12	16	88	44	18
Accounts payable and accrued expenses	(103)	(72)	(160)	(19)	(18)	(124)	(194)	(240)	(25)	(19)
Debt	(100)	—	(2)	—	(4)	(81)	—	(3)	—	(3)
Other liabilities	(14)	(10)	(102)	(62)	(8)	(15)	(8)	(128)	(62)	(42)
Net assets (liabilities)	$(117)	$(26)	$(143)	$(31)	$6	$(94)	$(118)	$(171)	$(37)	$(12)
1 Currency code indicates Singapore dollar.
2 Currency code indicates Israeli shekel.

We estimate that, based on the assets and liabilities denominated in currencies other than the U.S. dollar as of May 31, 2012, a 1% change in the exchange rate versus the U.S. dollar would result in currency gains or losses of approximately U.S. $1 million for the euro and the Singapore dollar.  Since 2010, we have been using derivative instruments to hedge our foreign currency exchange rate risk.  (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Derivative Financial Instruments" note.)

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

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us and seven other defendants.  On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleges that certain of our DRAM products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

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

On March 28, 2012, Technology Partners Limited LLC (“TPL”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us. The complaint alleges that certain of our Lexar flash card readers infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. On March 26, 2012, TPL filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patents and seeking an exclusion order preventing the importation of certain flash card readers. The District Court action has been stayed pending the outcome of the ITC matter. The ITC matter is scheduled for trial on January 7, 2013.

On April 17, 2012, Anu IP, LLC (“Anu”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our Lexar USB drives infringe one U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On April 18, 2012, Anu filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patent and another related patent and seeking an exclusion order preventing the importation of certain USB drives. The District Court action has been stayed pending the outcome of the ITC matter.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The complaint alleges that our use of a Reflexion CMP polishing system purchased from Applied Materials infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

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

Antitrust Matters

On May 5, 2004, Rambus, Inc. filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and now is scheduled for September 25, 2012. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected. For the first nine months of 2012, average selling prices per gigabit for our NAND Flash and DRAM products declined 46% and 50%, respectively, as compared to the first nine months of 2011. We have experienced significant decreases in our average selling prices per gigabit in recent years as noted in the table below. In some prior periods, average selling prices for our memory products have been below our manufacturing costs.

	DRAM		NAND Flash
	(percentage change in average selling prices)

2011 from 2010	(39)%		(17)%
2010 from 2009	28%	*	(18)%
2009 from 2008	(52)%		(56)%
2008 from 2007	(51)%		(67)%
2007 from 2006	(23)%		(56)%
* Only annual increase in DRAM pricing since 2004.

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

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; Spansion Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

The European debt crisis and overall downturn in the worldwide economy may harm our business.

The European debt crisis and the overall downturn in the worldwide economy has had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers and other computing and networking products, mobile devices, Flash memory cards and USB devices. Reduced demand for our products could result in continued market oversupply and significant decreases in our average selling prices. A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Inotera's liquidity risk may adversely impact our ownership interest and supply agreement.

Because of significant market declines in the selling price of DRAM, Inotera incurred net losses of $155 million for its first quarter ended March 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $2 billion as of March 31, 2012, which exposes Inotera to liquidity risk. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera's plans to improve its liquidity will be successful. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera, which had a net carrying value of $349 million as of May 31, 2012. In the second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%. We may not continue to make equity contributions to Inotera, which may further increase their liquidity risk. We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). As a result of our March 7, 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by our $170 million equity investment. In the third quarter of 2012, we purchased $178 million of DRAM products from Inotera, and our supply from Inotera accounted for 48% of our aggregate DRAM gigabit production. As a result, if our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the recent bankruptcy filing by Elpida Memory, Inc. These types of legal proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we have engaged, and expect to continue to engage, in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

Our pending acquisitions of Elpida and Rexchip involve numerous risks.

On July 2, 2012, we entered into a sponsor agreement with the trustees of the Elpida Companies that provided for, among other things, our acquisition of 100% of the equity of Elpida. On that same date, we entered into a share purchase agreement with Powerchip and certain of its affiliates, under which we will purchase approximately 714 million shares of Rexchip common stock. If the transactions contemplated by these two agreements are completed, we will own 100% of Elpida and, directly or indirectly through Elpida, approximately 89% of Rexchip.

The acquisitions of Elpida and Rexchip are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition. In addition to the risks described in the immediately preceding risk factor relating to acquisitions generally, these acquisitions are expected to involve the following significant risks:

•	the transactions do not close when expected or at all, or that we may be required to modify aspects of the transactions to achieve regulatory, court creditor and other approvals;

•	we may incur losses in connection with our obligation to support and guarantee the Elpida Company's debtor-in-possession financing and capital expenditures;

•	we are unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•
we are unable to exercise complete control over the acquired business due to trustee and court oversight through the corporate reorganization process, which could last until all installment payments have been completed;

•	we are unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	future payment obligations arising out of the transactions may not be met;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during 2011 and 2012;

•	potential losses incurred as a result of our support for Elpida financing during the close period;

•	further deterioration of Elpida's and Rexchip's operations and customer base during the close period;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and Rexchip's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and Rexchip;

•	an overlap in customers; and

•
restrictions on our ability to freely operate Elpida as a result of continued oversight by the court and trustee during the pendency of the corporate reorganization proceedings of the Elpida Companies.

Our pending acquisitions of Elpida and Rexchip are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition.

Our pending acquisitions of Elpida and Rexchip expose us to significant risks from changes in currency exchange rates.

Under the sponsor agreement, we committed to support plans of reorganization for Elpida that would provide for payments to the secured and unsecured creditors of Elpida in an aggregate amount of 200 billion yen. Also, under the share purchase agreement with Powerchip, we agreed to pay approximately 10 billion New Taiwan dollars to purchase approximately 714 million shares of Rexchip common stock. These payments in yen and New Taiwan dollars expose us to significant risks from changes in currency exchange rates.

On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, was $49 million. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the sponsor agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.  These option contracts are not expected to qualify for hedge accounting and will be remeasured at fair value each period with gains and losses reflected in our results of operations. Therefore, changes in the exchange rate between the U.S. dollar and yen could have a significant impact on our financial statements.

The acquisition of our ownership interest in Inotera from Qimonda has been legally challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A hearing scheduled to begin on November 9, 2011 was continued and now is scheduled for September 25, 2012. We are unable to predict the outcome of this lawsuit. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2012 will be approximately $1.8 billion, of which $1,367 million was spent in the first nine months of 2012. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. As of May 31, 2012, we had cash and equivalents of $2,191 million and short-term investments of $134 million. Cash and investments included $45 million held by IMFT and is generally not available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of the downturn in general economic conditions and the adverse conditions in the credit markets, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows or find other sources of financing to fund our operations, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or access capital markets. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. As a result, our debt levels may vary from time to time. As of May 31, 2012, we had $3.2 billion of debt, including $949 million principal amount of convertible senior notes due 2014. We may need to incur additional debt in the future. Our debt could adversely impact us. For example it could:

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

In addition, if we are able to complete the Elpida acquisition, following the closing of the Elpida Companies we'll be obligated to make aggregate payments of 140 billion yen (or approximately $1.75 billion), which will be payable in six annual installments at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019. We expect that the installment payment obligations of the Elpida Companies will be funded using cash flows expected to be generated from our payment for foundry services provided by Elpida, as our subsidiary. However, there can be no assurance that the Elpida Companies will be able to generate sufficient cash flows to satisfy their installment payment obligations.

Our joint ventures and strategic partnerships involve numerous risks.

We have entered into partnering arrangements to manufacture products and develop new manufacturing process technologies and products. These arrangements include our IMFT NAND Flash joint venture with Intel, our Inotera DRAM joint venture with Nanya, our MP Mask joint venture with Photronics, our Transform joint venture with Origin Energy and our CMOS image sensor wafer supply agreement with Aptina. These joint ventures and strategic partnerships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our joint ventures, which may result in higher levels of cash expenditures by us: for example, our contributions to IM Flash Singapore in 2011 and 2010 totaled $1,708 million while Intel's contributions totaled $38 million, and in 2012 we paid Intel approximately $600 million to acquire its interests in two NAND Flash fabrication facilities;

•	cash flows may be inadequate to fund increased capital requirements;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected. Specifically, as a result of a liquidation plan approved by the Board of Directors of Transform in May 2012, we recognized a charge of $69 million and reduced our investment balance in Transform to zero.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM ("RDRAM") by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2011 and $23 million for 2010. To the extent our assets and liabilities denominated in currencies other than the U.S. dollar as of May 31, 2012 are not hedged, we estimate that a 1% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of approximately U.S. $1 million for the euro and the Singapore dollar. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected. In addition, our pending acquisition of Elpida and Rexchip could significantly increase our exposure to changes in currency exchange rates in the yen and New Taiwan dollar which could have an adverse effect on our results of operations and financial condition.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 84% of our consolidated net sales for the first nine months of 2012. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. Additionally, our control over operations at our IMFT, Inotera, MP Mask and Transform joint ventures is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES, UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2012, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 183,332 shares of our common stock at an average price per share of $8.39. We retired these shares in the third quarter of 2012.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 2, 2012	-	April 5, 2012	171,370	$8.53	N/A	N/A
April 6, 2012	-	May 3, 2012	1,194	7.08	N/A	N/A
May 4, 2012	-	May 31, 2012	10,768	6.36	N/A	N/A
			183,332	8.39

ITEM 5.  OTHER INFORMATION

On July 2, 2012, we executed a series of separate currency exchange transactions with JP Morgan Chase Bank, Hong Kong Shanghai Banking Corporation (HSBC) and J. Aron & Company, an affiliate of The Goldman Sachs Group, Inc.  Pursuant to these currency transactions, we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, was $49 million. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.  These option contracts are not expected to qualify for hedge accounting and will be remeasured at fair value each period with gains and losses reflected in our results of operations.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Purchase Agreement, dated as of April 12, 2012, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities, LLC, as representatives of the initial purchasers (1)
3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, as amended (3)
4.1	Indenture, dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (1)
4.2	Form of 2032C Note (included in Exhibit 4.1) (1)
4.3	Indenture, dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (1)
4.4	Form of 2032D Note (included in Exhibit 4.3) (1)
10.1	Form of Capped Call Confirmation (1)
10.106	Private Agreement between Micron Semiconductor Italia S.r.l. and Mario Licciardello dated May 24, 2012 (4)
10.107*	MTV Asset Purchase and Sale Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and IM Flash Technologies, LLC
10.108*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation
10.109*	Amendment to the Master Agreement, dated April 6, 2012, between Intel Corporation and Micron Technology, Inc.
10.110*	Amended and Restated Supply Agreement, dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC
10.111*	Amended and Restated Supply Agreement, dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC
10.112*	Product Supply Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.113*	Wafer Supply Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd.
10.114*	Deposit Agreement, dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation
10.115	First Amendment to the Limited Liability Partnership Agreement dated April 6, 2012, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Pte. Ltd.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Current Report on Form 8-K dated April 12, 2012

(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001

(3)	Incorporated by reference to Current Report on Form 8-K/A dated April 7, 2011

(4)	Incorporated by reference to Current Report on Form 8-K dated May 31, 2012

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 9, 2012	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)