Form 10-K
period 2012-08-30
MICRON TECHNOLOGY INC
filed 2012-10-29
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on March 1, 2012, as reported by the NASDAQ Global Select Market, was approximately $5.7 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock as of October 18, 2012, was 1,017,560,523.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Fiscal 2012 Annual Meeting of Shareholders to be held on January 22, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in "Products" regarding growth in demand for NAND Flash products and solid-state drives and regarding volume production of DDR4 in 2013; and in "Manufacturing" regarding the transition to smaller line-width process technologies.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

Corporate Information

Micron Technology, Inc., a Delaware corporation, was incorporated in 1978.  As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.  Our executive offices are located at 8000 South Federal Way, Boise, Idaho 83716-9632 and our telephone number is (208) 368-4000.  Information about us is available on the internet at www.micron.com.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to these reports, are available through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC").  Materials filed by us with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room is available by calling (800) SEC-0330.  Also available on our website are our:  Corporate Governance Guidelines, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Code of Business Conduct and Ethics.  Any amendments or waivers of our Code of Business Conduct and Ethics will also be posted on our website at www.micron.com within four business days of the amendment or waiver.  Copies of these documents are available to shareholders upon request.  Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

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

We make significant investments to develop the proprietary product and process technologies that are implemented in our worldwide manufacturing facilities and through our joint ventures. These investments enable our production of semiconductor products with increasing functionality and performance at lower costs. We generally reduce the manufacturing cost of each generation of product through advancements in product and process technology such as our leading-edge line-width process technology and innovative array architecture. We continue to introduce new generations of products that offer improved performance characteristics, such as higher data transfer rates, reduced package size, lower power consumption, improved read/ write reliability and increased memory density. To leverage our significant investments in R&D, we have formed, and may continue to form, strategic joint ventures that allow us to share the costs of developing memory product and process technologies with joint venture partners. In addition, from time to time, we also sell and/or license technology to other parties. We continue to pursue additional opportunities to monetize our investment in intellectual property through partnering and other arrangements. On July 2, 2012, we entered into a Sponsor Agreement with the trustees of Elpida Memory, Inc. and Elpida's wholly-owned subsidiary, Akita Elpida Memory, Inc. The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court under the Corporate Reorganization Act of Japan on February 27, 2012. (See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Overview.")

Business Segments

We have the following four reportable segments:

NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players and the high-density computing market, as well as NAND Flash products sold to Intel Corporation ("Intel") through IM Flash.
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

Products

NAND Flash Memory

NAND Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off. NAND Flash sales were 44%, 36% and 30% of our total net sales in 2012, 2011 and 2010, respectively. NAND Flash products are sold by our NSG, WSG and ESG segments. NAND Flash is ideal for mass-storage devices due to its fast erase and write times, high density and low cost per bit relative to other solid-state memories. Removable storage devices, such as USB and Flash memory cards, are used with applications such as PCs, digital still cameras, MP3/4 players and mobile phones. Embedded NAND Flash-based storage devices are utilized in mobile phones, MP3/4 players, computers, solid-state drives ("SSDs"), tablets and other personal and consumer applications. The market for NAND Flash products has grown rapidly and we expect it to continue to grow due to demand for these and other removable and embedded storage devices.

Our NAND Flash products feature a small cell structure that enables higher densities for demanding applications. We offer Single-Level Cell ("SLC") NAND Flash products as well as Multi-Level Cell ("MLC") and Triple-Level Cell ("TLC") NAND Flash products, which have two and three times, respectively, the bit density of SLC NAND Flash products. In 2012, we offered SLC NAND products in 1 gigabit ("Gb") to 64Gb densities. In addition, we offered 8Gb to 128Gb 2-bit-per-cell MLC NAND Flash products and 32Gb to 128Gb 3-bit-per-cell TLC NAND Flash products. We offer high-speed NAND Flash products that are compatible with advanced interfaces. Additionally, our multichip packages ("MCPs") incorporate NAND Flash with other memory products to create a single package that simplifies design while improving performance and functionality.

We offer next-generation RealSSD™ SSDs for enterprise server and notebook applications which feature higher performance, reduced power consumption and enhanced reliability as compared to typical hard disk drives. Using our SLC and MLC NAND Flash process technology, these SSDs are offered in 2.5-inch and 1.8-inch form factors, with densities up to 512 gigabytes ("GB"). We also offer embedded USB devices with densities up to 16GB. We are sampling enterprise PCIe SSDs with capacities up to 700GB. We expect that demand for SSDs will continue to increase significantly over the next several years.

Through our Lexar® brand, we sell high-performance digital media products and other flash-based storage products through retail and OEM channels. Our digital media products include a variety of flash memory cards and JumpDrive™ products with a range of speeds, capacities and value-added features. We offer flash memory cards in a variety of speeds and capacities and in all major media formats, including: CompactFlash, Memory Stick and Secure Digital ("SD"). CompactFlash and Memory Stick products sold by us incorporate our patented controller technology. Other products, including SD memory cards and some JumpDrive products, incorporate third party controllers. We also manufacture products that are sold under other brand names and resell flash memory products that are purchased from other NAND Flash suppliers.

Dynamic Random Access Memory ("DRAM")

DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval. DRAM sales products were 39%, 41% and 60% of our total net sales in 2012, 2011 and 2010, respectively. DRAM products are sold by our DSG, WSG and ESG segments. We offer DRAM products with a variety of performance, pricing and other characteristics including high-volume DDR3 and DDR2 products as well as specialty DRAM memory products including Mobile Low Power DRAM ("LPDRAM"), DDR, SDRAM, Reduced Latency DRAM ("RLDRAM") and Pseudo-static DRAM ("PSRAM").

DDR3 and DDR2: DDR3 and DDR2 are standardized, high-density, high-volume, DRAM products that are sold primarily for use as main system memory in computers and servers. DDR3 and DDR2 products offer high speed and high bandwidth at a relatively low cost. DDR3 sales were 20%, 21% and 22% of our total net sales in 2012, 2011 and 2010, respectively. DDR2 sales were 9%, 10% and 24% of our total net sales in 2012, 2011 and 2010, respectively. We expect to begin volume production of DDR4 products in 2013.

We offer DDR3 products in 1Gb, 2Gb and 4Gb densities and DDR2 products in 512 megabit ("Mb"), 1Gb and 2Gb densities. These densities enable us to meet customer demands for a broad array of products and we offer these products in multiple configurations, speeds and package types.

Specialty DRAM products: We also offer DRAM memory products including DDR and DDR2 Mobile LPDRAM, DDR, SDRAM, RLDRAM and PSRAM in densities ranging from 64Mb to 4Gb. LPDRAM products are used primarily in laptop computers, tablets and other consumer devices that require low power consumption. Our other specialty DRAM products are used primarily in networking devices, servers, consumer electronics, communications equipment and computer peripherals as well as computer memory upgrades. Aggregate sales of LPDRAM and our other specialty DRAM products were 10%, 10% and 14% of our total net sales in 2012, 2011 and 2010, respectively.

NOR Flash Memory

NOR Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off, offer fast read times due to random access capability and have execute-in-place ("XiP") capability that enables processors to read NOR Flash without first accessing RAM. These capabilities make NOR ideal for storing program code in wireless and embedded applications. Our NOR Flash sales originated from the May 7, 2010 acquisition of Numonyx and were 12%, 18% and 5% of our total net sales for 2012, 2011 and 2010, respectively. NOR Flash products are sold by our WSG and ESG segments.

We offer both parallel and serial interface NOR Flash products in a broad range of densities, packages and features. Our parallel NOR Flash products are constructed to meet the needs of the consumer electronics, industrial, wired and wireless communications, computing and automotive applications. These products offer high densities, XiP performance, architectural flexibility and proven reliability in rigorous industrial settings. Our serial NOR Flash products are designed to meet the needs of consumer electronics, industrial, wired communications and computing applications. These products offer industry-standard packaging, pinouts, command sets and chipset compatibility.

Partnering Arrangements

The following is a summary of our partnering arrangements as of August 30, 2012:

		Member or Partner(s)	Approximate Micron Ownership Interest	Formed/ Acquired	Product Market
Consolidated Entities
IMFT	(1)	Intel Corporation	51%	2006	NAND Flash
MP Mask	(2)	Photronics, Inc.	50%	2006	Photomasks

Equity Method Investments
Inotera	(3)	Nanya Technology Corporation	40%	2009	DRAM
Aptina	(4)	Riverwood Capital LLC and TPG Partners VI, L.P.	35%	2009	CMOS Image Sensors

(1)
IMFT: We partner with Intel for the design, development and manufacture of NAND Flash and certain emerging memory products.  In connection therewith, we formed a joint venture with Intel, IM Flash Technologies, LLC ("IMFT"), to manufacture NAND Flash memory products for the exclusive benefit of the members.  The members share the output of IMFT generally in proportion to their investment.  We sell NAND Flash products to Intel through IMFT at long-term negotiated prices approximating cost.  We generally share product design and other research and development costs for NAND Flash and certain emerging memory technologies equally with Intel.  In April 2012, we acquired Intel's remaining interests in a separate NAND Flash joint venture, IM Flash Singapore, LLP ("IMFS"). (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – IM Flash" note.)

(2)
MP Mask: We produce photomasks for leading-edge and advanced next generation semiconductors through MP Mask Technology Center, LLC ("MP Mask"), a joint venture with Photronics, Inc. ("Photronics").  We and Photronics also have supply arrangements wherein we purchase a substantial majority of the reticles produced by MP Mask.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – MP Mask" note.)

(3)
Inotera: We partner with Nanya Technology Corporation ("Nanya") for the design, development and manufacture of DRAM products, including the joint development of DRAM process technology.  In connection therewith, we have partnered with Nanya in a DRAM memory company in Taiwan, Inotera Memories, Inc. ("Inotera").  We have a supply agreement with Inotera and Nanya which gives us the right and obligation to purchase 50% of Inotera's semiconductor memory capacity subject to specific terms and conditions.  Under the formula for this supply agreement, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers purchased by us from Inotera. In connection with the partnering agreement, we have also deployed and licensed certain intellectual property related to the manufacture of DRAM products to Nanya and licensed certain intellectual property from Nanya.  We also partner with Nanya to jointly develop process technology and designs to manufacture DRAM products. Under a cost-sharing arrangement effective beginning in April 2010, we generally share DRAM development costs with Nanya.  In addition, in 2010 we began receiving royalties from Nanya for sales of DRAM products manufactured by or for Nanya with technology developed prior to April 2010.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera" note.)

(4)
Aptina: We manufacture CMOS image sensor products for Aptina under a wafer supply agreement.  We own 64% of Aptina’s common stock and none of their preferred stock resulting in a total ownership interest in Aptina of 35%.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Other" note.)

On August 30, 2012, we had a 50% interest in Transform Solar Pty Limited ("Transform"), a joint venture with Origin Energy Limited ("Origin"). Transform developed and manufactured photovoltaic solar panels.  As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, the operations of Transform were substantially discontinued. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Transform" note.)

Manufacturing

Our manufacturing facilities are located in the United States, China, Israel, Italy, Malaysia, Puerto Rico and Singapore. Our Inotera joint venture also has a wafer fabrication facility in Taiwan. In 2011, we sold our wafer fabrication facility in Japan to Tower Semiconductor Ltd. ("Tower") and entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014. Our manufacturing facilities generally operate 24 hours per day, 7 days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. A significant portion of our semiconductor equipment is replaced every three to five years with increasingly advanced equipment. NAND Flash, DRAM and NOR Flash products share common manufacturing processes, enabling us to leverage our product and process technologies and manufacturing infrastructure across these product lines.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, number of mask layers, number of fabrication steps and number of good die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment. We continuously enhance our production processes, reducing die sizes and transitioning to higher density products. In 2012, most of our NAND Flash memory products were manufactured on our 25nm line-width process technology. We expect that for the second half of 2013 a majority of our NAND Flash production will be manufactured on our 20nm line-width process technology. In 2012, the majority of our DRAM production was manufactured on 42nm line-width process technology. We expect that for 2013 the majority of our DRAM production will be manufactured on 30nm line-width process technology. Our NOR Flash memory products in 2012 were manufactured on our 65nm and 45nm line-width process technologies. In 2012, we manufactured all of our high-volume NAND Flash and DRAM products on 300mm wafers. We manufactured NOR Flash, some specialty DRAM and CMOS image sensor products on 200mm wafers in 2012.

Wafer fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, equipment errors, minute impurities in materials, defects in photomasks, circuit design marginalities or defects and dust particles can lead to wafers being scrapped and individual circuits being nonfunctional. Success of our manufacturing operations depends largely on minimizing defects to maximize yield of high-quality circuits. In this regard, we employ rigorous quality controls throughout the manufacturing, screening and testing processes. We are able to recover certain devices by testing and grading them to their highest level of functionality.

After fabrication, most silicon wafers are separated into individual die. We sell semiconductor products in both packaged and unpackaged (i.e. "bare die") forms. For packaged products, functional die are sorted, connected to external leads and encapsulated in plastic packages. We assemble products in a variety of packages, including TSOP (thin small outline package), TQFP (thin quad flat package) and FBGA (fine pitch ball grid array). Bare die products address customer requirements for smaller form factors and higher memory densities and provide superior flexibility for use in packaging technologies such as system-in-a-package ("SIPs") and MCPs, which reduce the board area required.

We test our products at various stages in the manufacturing process, perform high temperature burn-in on finished products and conduct numerous quality control inspections throughout the entire production flow. In addition, we use our proprietary AMBYX™ line of intelligent test and burn-in systems to perform simultaneous circuit tests of semiconductor memory die during the burn-in process, capturing quality and reliability data and reducing testing time and cost.

We assemble a significant portion of our memory products into memory modules. Memory modules consist of an array of memory components attached to printed circuit boards that insert directly into computer systems or other electronic devices. We also contract with independent foundries and assembly and testing organizations to manufacture NAND Flash media products such as memory cards and USB devices.

We utilize subcontractors to perform a portion of our assembly and module assembly services. Outsourcing these services enables us to reduce costs and minimize our capital investment.

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

Availability of Raw Materials

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

Marketing and Customers

Our products are sold into computing, consumer, networking, telecommunications, automotive, industrial, and mobile markets. Market concentrations from 2012 net sales were approximately as follows: computing (including desktop PCs, servers, notebooks and workstations), 25%; consumer electronics, 20%; mobile, 15%; networking and storage, 10%; and SSDs, 10%. Sales to Intel, primarily NAND Flash products through IM Flash, were 12% of our net sales in 2012, 10% of our net sales in 2011, and 9% of our net sales in 2010. Sales to Hewlett-Packard Company, primarily of DRAM, were 8% of our net sales in 2012, 9% of our net sales in 2011 and 13% of our net sales in 2010.

Our semiconductor memory products are offered under the Micron, Lexar®, Crucial™, SpecTek® and Numonyx® brand names and private labels. We market our semiconductor memory products primarily through our own direct sales force and maintain sales or representative offices in our primary markets around the world. We sell Lexar-branded NAND Flash memory products primarily through retail channels and our Crucial-branded products through a web-based customer direct sales channel as well as channel and distribution partners. Our products are also offered through independent sales representatives and distributors. Independent sales representatives obtain orders subject to final acceptance by us and are compensated on a commission basis. We make shipments against these orders directly to the customer. Distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors' products. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products. Many of our customers require a thorough review or qualification of semiconductor products, which may take several months.

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

Competition

We face intense competition in the semiconductor memory market from a number of companies, including Elpida Memory, Inc.; Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; Spansion Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs resulting in significantly increased worldwide supply and downward pressure on prices. Many of our high-volume memory products are manufactured to industry standard specifications and as such have similar performance characteristics to those of our competitors. For these high-volume memory products, the principal competitive factors are generally price and performance characteristics including: operating speed, power consumption, reliability, compatibility, size and form factors. For our other memory products, the aforementioned performance characteristics generally take precedence to pricing.

Research and Development

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and Mobile Low Power DDR DRAM products as well as high density and mobile NAND Flash memory (including MLC and TLC technologies), NOR Flash memory, specialty memory, phase-change memory, SSDs and other memory technologies and systems.

Our R&D expenses were $918 million, $791 million and $624 million in 2012, 2011 and 2010, respectively. We generally share R&D process and design costs for NAND Flash with Intel and for DRAM with Nanya. We also share R&D costs for certain emerging memory technologies with Intel. As a result of reimbursements under our Intel and Nanya cost-sharing arrangements, our overall R&D expenses were reduced by $225 million, $236 million and $155 million in 2012, 2011 and 2010, respectively.

To compete in the semiconductor memory industry, we must continue to develop technologically advanced products and processes. We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. Our process development center and largest design center are located at our corporate headquarters in Boise, Idaho. In 2012, we commenced operation of our new R&D facility in Boise, which was designed to accommodate 450mm wafer manufacturing. We have several additional product design centers in other strategic locations around the world. In addition, we develop photolithography mask technology at our MP Mask joint venture facility in Boise.

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

Geographic Information

Sales to customers outside the United States totaled $7.0 billion for 2012 and included $2.9 billion in sales in China, $1.0 billion in sales in Taiwan, $827 million in sales in Europe, $546 million in sales in Malaysia and $1.2 billion in sales in the rest of the Asia Pacific region (excluding China, Malaysia and Taiwan).  Sales to customers outside the United States totaled $7.4 billion for 2011 and $7.1 billion for 2010.  As of August 30, 2012, we had net property, plant and equipment of $3.3 billion in Singapore, $3.2 billion in the United States, $328 million in China, $163 million in Italy, $59 million in Israel, and $37 million in other countries.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information" note and "Item 1A. Risk Factors.")

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued.  As of August 30, 2012, we owned approximately 16,900 U.S. patents and 3,300 foreign patents.  In addition, we have numerous U.S. and foreign patent applications pending.  Our patents have various terms expiring through 2032.

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

Employees

As of August 30, 2012, we had approximately 27,400 employees, of which approximately 16,000 were outside the United States, including approximately 7,800 in Singapore, 3,400 in Italy, 2,200 in China, 1,100 in Israel and 1,000 in Malaysia.  Our employees include approximately 1,600 in our IMFT joint venture, primarily located in the United States.  Our employment levels can vary depending on market conditions and the level of our production, research and product and process development.  Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees.  The loss of key personnel could have a material adverse effect on our business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from our manufacturing processes.  In 2012, our wholly-owned wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, we met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While we have not experienced any material adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations or other compliance actions.

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

As of August 30, 2012, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	48	President
D. Mark Durcan	51	Director and Chief Executive Officer
Thomas T. Eby	51	Vice President of Embedded Solutions
Ronald C. Foster	62	Vice President of Finance and Chief Financial Officer
Glen W. Hawk	50	Vice President of NAND Solutions
Roderic W. Lewis	57	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Patrick T. Otte	50	Vice President of Human Resources
Brian J. Shields	50	Vice President of Worldwide Operations
Brian M. Shirley	43	Vice President of DRAM Solutions
Steven L. Thorsen, Jr.	47	Vice President of Worldwide Sales and Corporate Marketing
Robert L. Bailey	55	Director
Patrick J. Byrne	51	Director
Mercedes Johnson	58	Director
Lawrence N. Mondry	52	Director
Robert E. Switz	65	Chairman

Mark W. Adams joined us in June 2006 and served as our Vice President of Digital Media and Vice President of Worldwide Sales before being appointed our President in February 2012. From January 2006, until he joined us, Mr. Adams was the Chief Operating Officer of Lexar Media, Inc. Mr. Adams served as the Vice President of Sales and Marketing for Creative Labs, Inc. from December 2002 to January 2006. From March 2000 to September 2002, Mr. Adams was the Chief Executive Officer of Coresma, Inc. Mr. Adams holds a BA in Economics from Boston College and an MBA from Harvard Business School.

D. Mark Durcan joined us in June 1984 and has served in various positions since that time.  Mr. Durcan was appointed our Chief Operating Officer in February 2006, President in June 2007 and Director and Chief Executive Officer in February 2012. Mr. Durcan has been an officer since 1996.  Mr. Durcan holds a BS and MChE in Chemical Engineering from Rice University. Mr. Durcan has served on our Board of Directors since February 2012.

Thomas T. Eby joined us in September 2010 and serves as our Vice President of Embedded Solutions. Mr. Eby was with Spansion Inc. from October 2005 to September 2010 where he held leading roles in strategy and communications, sales and marketing, and integration. He was also the General Manager and Executive Vice President of Spansion's embedded group. Mr. Eby previously held a variety of positions in sales and marketing and strategy with AMD. Mr. Eby holds a BS degree in Electrical Engineering and Computer Science from Princeton University.

Ronald C. Foster joined us in April 2008 and is the Chief Financial Officer and Vice President of Finance.  In this position, Mr. Foster has oversight responsibilities of the financial aspects of worldwide operations.  He was appointed to his current position in 2008 after serving as a member of the Board of Directors from June 2004 to April 2005.  Before joining Micron, Mr. Foster was the Chief Financial Officer of FormFactor, Inc.  He previously served as the Chief Financial Officer for JDS Uniphase, Inc., and Novell, Inc., and has held senior financial management positions at Hewlett-Packard and Applied Materials.  He is currently a member of the Board of Directors of Luxim, Inc.  Mr. Foster holds an MBA from the University of Chicago and a BA in Economics from Whitman College.

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

Patrick T. Otte joined us in 1987 and has served in various positions of increasing responsibility, including production and operations manager in several of our fabrication facilities and site director for our facility in Manassas, Virginia.  Mr. Otte has served as our Vice President of Human Resources since March 2007.  Mr. Otte holds a BS degree from St. Paul Bible College.

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

Steven L. Thorsen, Jr. joined us in September 1988 and has served in various leadership positions since that time including Vice President and Chief Procurement Officer. Mr. Thorsen became Vice President of Worldwide Sales and Corporate Marketing in April 2012. Mr. Thorsen holds a BA in Business Administration from Washington State University.

Robert L. Bailey was the Chairman of the Board of Directors of PMC-Sierra ("PMC") from 2005 until May 2011 and also served as PMC's Chairman from February 2000 until February 2003.  Mr. Bailey has served as a director of PMC since October 1996.  He also served as the President and Chief Executive Officer of PMC from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Mr. Bailey currently serves on the Board of Directors of Entropic Communications.  Mr. Bailey holds a BS degree in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.  He has served on our Board of Directors since 2007.

Patrick J. Byrne served as Director, President and Chief Executive Officer of Intermec, Inc. (“Intermec”) from 2007 to May 2012.  Intermec develops and integrates products, services and technologies that identify, track and manage supply chain assets and information.  Mr. Byrne was with Agilent Technologies, Inc. from 1999 to 2007 and served in various management positions, including as Senior Vice President and President of the Electronic Measurement Group from February 2005 to March 2007.  Mr. Byrne is also a member of the Board of Directors of Flow International Corporation, a manufacturer of ultrahigh-pressure waterjet technology, and a leading provider of robotics and assembly equipment.  Mr. Byrne holds a BS degree in Electrical Engineering from the University of California, Berkeley, and an MS degree in Electrical Engineering from Stanford University.  Mr. Byrne joined our Board of Directors in April 2011.

Mercedes Johnson was the Senior Vice President and Chief Financial Officer of Avago Technologies Limited, a supplier of analog interface components for communications, industrial and consumer applications, from December 2005 to August 2008.  She also served as the Senior Vice President, Finance, of Lam Research Corporation ("Lam") from June 2004 to January 2005 and as Lam's Chief Financial Officer from May 1997 to May 2004.  Ms. Johnson holds a degree in Accounting from the University of Buenos Aires and currently serves on the Board of Directors for Intersil Corporation and Juniper Networks, Inc.  Ms. Johnson is the Chairman of the Board's Audit Committee and has served on our Board of Directors since 2005.

Lawrence N. Mondry was the President and Chief Executive Officer of CSK Auto Corporation ("CSK"), a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry is the Chairman of the Board's Governance Committee and Compensation Committee. He has served on our Board of Directors since 2005.

Robert E. Switz was the Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., ("ADC"), a supplier of network infrastructure products and services from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC.  Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions.  Mr. Switz holds an MBA from the University of Bridgeport as well as a degree in Marketing/Economics from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for Broadcom Corporation, GT Advanced Technologies and Leap Wireless International, Inc.  He has served on our Board of Directors since 2006 and was appointed Chairman of the Board in February 2012.

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

If average selling prices for our memory products decrease faster than we can decrease per gigabit costs, our business, results of operations or financial condition could be materially adversely affected. We have experienced significant decreases in our average selling prices per gigabit in recent years as noted in the table below and may continue to experience such decreases in the future. In some prior periods, average selling prices for our memory products have been below our manufacturing costs and we may experience such circumstances in the future.

	DRAM	Trade NAND Flash*
	(percentage change in average selling prices)
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
2010 from 2009	28%	26%
2009 from 2008	(52)%	(52)%
2008 from 2007	(51)%	(68)%
* Trade NAND Flash excludes sales to Intel from IM Flash.

We may be unable to reduce our per gigabit manufacturing costs at the rate average selling prices decline.

Our gross margins are dependent upon continuing decreases in per gigabit manufacturing costs achieved through improvements in our manufacturing processes, including reducing the die size of our existing products. In future periods, we may be unable to reduce our per gigabit manufacturing costs at sufficient levels to improve or maintain gross margins. Factors that may limit our ability to reduce costs include, but are not limited to, strategic product diversification decisions affecting product mix, the increasing complexity of manufacturing processes, difficulty in transitioning to smaller line-width process technologies, technological barriers and changes in process technologies or products that may require relatively larger die sizes. Per gigabit manufacturing costs may also be affected by the relatively smaller production quantities and shorter product lifecycles of certain specialty memory products.

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

The European financial crisis and overall downturn in the worldwide economy may harm our business.

The European financial crisis and the overall downturn in the worldwide economy have had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, networking products and mobile devices. Reduced demand for these products could result in significant decreases in our average selling prices. A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Inotera's financial situation may adversely impact the value of our interest and our supply agreement.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $259 million for its six-month period ended June 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Under generally accepted accounting principles in the Republic of China, Inotera reported a loss for its quarter ended September 30, 2012 of an additional New Taiwan dollars 4,390 million (approximately $150 million U.S. dollars). In addition, Inotera's current liabilities exceeded its current assets by $1.85 billion as of June 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012 and December 31, 2011, Inotera was also not in compliance with certain loan covenants and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera obtained a waiver from complying with its financial covenants through June 30, 2012 and has requested an additional waiver from these requirements. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera will be successful in obtaining an additional waiver or improving its liquidity. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera, which had a net carrying value of $321 million as of August 30, 2012.

In the second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%. We may not continue to make equity contributions to Inotera, which may further increase their liquidity risk. We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). As a result of our March 7, 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by our $170 million equity investment. In the fourth quarter of 2012, we purchased $170 million of DRAM products from Inotera and our supply from Inotera accounted for 47% of our aggregate DRAM gigabit production. As a result, if our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

Our Inotera Supply Agreement involves numerous risks.

Our Inotera Supply Agreement involves numerous risks including the following:

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the recent bankruptcy filing by Elpida Memory, Inc. These types of proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we have engaged, and expect to continue to engage, in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions, such as our pending acquisition of Elpida. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

Our pending acquisitions of Elpida and Rexchip involve numerous risks.

On July 2, 2012, we entered into a sponsor agreement with the trustees of the Elpida Companies that provides for, among other things, our acquisition of 100% of the equity of Elpida. Under the sponsor agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or approximately $2.5 billion), less certain expenses of the reorganization proceedings and certain other items. As a condition of the sponsor agreement, we deposited 1.8 billion yen (or approximately $23 million) into an escrow account in July 2012 which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019.

On that same date, we entered into a share purchase agreement with Powerchip and certain of its affiliates, under which we will purchase approximately 714 million shares of the common stock of Rexchip, a manufacturing joint venture formed by Elpida and Powerchip, for approximately 10 billion New Taiwan dollars (or approximately $334 million). If the transactions contemplated by these two agreements are completed, we will own 100% of Elpida and, directly or indirectly through Elpida, approximately 89% of Rexchip.

There can be no assurance that these transactions will close when expected or at all, or that the acquisition of Elpida will ultimately be consummated on the terms and conditions set forth in the sponsor agreement. The transactions remain subject to bankruptcy and/or regulatory approval in various jurisdictions including the People's Republic of China. These regulatory authorities may not approve the transactions or may impose modifications, conditions or restrictions that adversely impact the value of the transactions to Micron. In addition, the proposed plan of reorganization of the trustees, which contemplates Micron's acquisition of Elpida pursuant to the sponsor agreement, remains subject to approval of both the court and the creditors of Elpida, neither of which can be assured. Various creditors are challenging the trustees' proposed plan of reorganization, and certain creditors have proposed an alternative plan of reorganization that does not contemplate Micron's acquisition of Elpida. If the requisite court and creditor approvals are not obtained, Micron will not be able to close the acquisitions.

In addition to the risks described in the immediately preceding risk factor relating to acquisitions generally and to Micron's ability to consummate the transaction described in the preceding paragraph, these acquisitions are expected to involve the following significant risks:

•	continued deterioration of conditions in the semiconductor memory market threaten Elpida's ability to pay its obligations;

•
we may incur losses in connection with our support, including guarantees, of the Elpida Company's debtor-in-possession financing and capital expenditures, which losses may arise even if the transactions do not close;

•	we are unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we are unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during 2012 and 2011;

•	further deterioration of Elpida's and Rexchip's operations and customer base during the period between signing and closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and Rexchip's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and Rexchip;

•	an overlap in customers; and

•
restrictions on our ability to freely operate Elpida as a result of contractual commitments as well as continued oversight by the court and trustee during the pendency of the corporate reorganization proceedings of the Elpida Companies, which could last until all installment payments have been made.

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

On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, of $49 million is payable upon settlement. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the sponsor agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar. On July 25, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollars per U.S. dollars). The net cost of these options, which expire on April 2, 2013, of $3 million is payable upon settlement. These currency options mitigate the risk of a strengthening New Taiwan dollar for our payments under the Rexchip Share Purchase Agreement. These yen and New Taiwan dollar option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations. Therefore, changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our results of operations.

The acquisition of our ownership interest in Inotera from Qimonda has been legally challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 30, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $177 million.

Our future success may depend on our ability to develop and produce competitive new memory technologies.

Our key semiconductor memory technologies of DRAM, NAND Flash and NOR Flash face technological barriers to continue to meet long-term customer needs. These barriers include potential limitations on the ability to shrink products in order to reduce costs, meet higher density requirements and improve power consumption and reliability. To meet these requirements, we expect that new memory technologies will be developed by the semiconductor memory industry. Our competitors are working to develop new memory technologies that may offer performance and/or cost advantages to our existing memory technologies and render existing technologies obsolete. Accordingly, our future success may depend on our ability to develop and produce viable and competitive new memory technologies. There can be no assurance of the following:

•	that we will be successful in developing competitive new semiconductor memory technologies;

•	that we will be able to cost-effectively manufacture new products;

•	that we will be able to successfully market these technologies; and

•	that margins generated from sales of these products will allow us to recover costs of development efforts.

If our efforts to develop new semiconductor memory technologies are unsuccessful, our business, results of operations or financial condition may be adversely affected.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. As of August 30, 2012, we had cash and equivalents of $2,459 million and short-term investments of $100 million. Cash and investments included $157 million held by IMFT, which is generally not available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of our current debt levels, general economic conditions and adverse conditions in the credit markets, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, access capital markets or find other sources of financing to fund our operations, make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased and are expected to continue to increase through 2013. As of August 30, 2012, we had $3.3 billion of debt, including $949 million principal amount of convertible senior notes due 2014. In September and October 2012, we entered into financing arrangements that allow for borrowings up to $469 million. In addition, if we are able to complete the Elpida acquisition, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019. We may need to incur additional debt in the future.

Our debt could adversely impact us. For example it could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, including the convertible notes, which will reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements;

•	contribute to a future downgrade of our credit rating, which could increase future borrowing costs; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and our other debt and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our payment obligations under the convertible notes and our other debt.

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

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our joint ventures, which may result in higher levels of cash expenditures by us: for example, our contributions to IMFS in 2011 and 2010 totaled $1,708 million while Intel's contributions totaled $38 million and in 2012 we paid Intel approximately $600 million to acquire its interests in two NAND Flash fabrication facilities;

•	cash flows may be inadequate to fund increased capital requirements;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners.

If our joint ventures and strategic partnerships are unsuccessful, our business, results of operations or financial condition may be adversely affected. Specifically, as a result of a liquidation plan approved by the Board of Directors of Transform in May 2012, we recognized a charge of $69 million.

An adverse outcome relating to allegations of anticompetitive conduct could materially adversely affect our business, results of operations or financial condition.

On May 5, 2004, Rambus, Inc. ("Rambus") filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

We are unable to predict the outcome of this matter. An adverse court determination of any lawsuit alleging violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

An adverse determination that our products or manufacturing processes infringe the intellectual property rights of others could materially adversely affect our business, results of operations or financial condition.

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit. In addition, others have asserted, and may assert in the future, that our products or manufacturing processes infringe their intellectual property rights. (See "Item 3. Legal Proceedings" for additional details on these lawsuits.)

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition. In recent periods we have further diversified and expanded our product offerings which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. If problems with nonconforming, defective or incompatible products occur after we have shipped such products, we could be adversely affected in several ways, including the following:

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products and substantial operating losses by us and our competitors. The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants. Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation. In addition, some governments have provided, and may be considering providing, significant financial assistance to some of our competitors. Consolidation of industry competitors could put us at a competitive disadvantage.

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

Our operations are dependent on our ability to procure advanced semiconductor equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. In recent periods we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier's limited capacity. Our inability to timely obtain this equipment could adversely affect our ability to transition to next generation manufacturing processes and reduce costs. Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp. If we are unable to timely obtain advanced semiconductor equipment, our business, results of operations or financial condition could be materially adversely affected.

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations.  In addition, our suppliers and customers also have operations in such locations.  A natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our business, results of operations or financial condition.

Our net operating loss and tax credit carryforwards may be limited.

We have a valuation allowance against substantially all U.S. net deferred tax assets. As of August 30, 2012, our federal, state and foreign net operating loss carryforwards were $3.5 billion, $2.2 billion and $737 million, respectively. If not utilized, substantially all of our federal and state net operating loss carryforwards will expire in 2023 to 2032 and the foreign net operating loss carryforwards will begin to expire in 2017. As of August 30, 2012, our federal and state tax credit carryforwards were $208 million and $203 million respectively. If not utilized, substantially all of our federal and state tax credit carryforwards will expire in 2013 to 2032. As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income. The determination of these tax limitations is complex and requires a significant amount of judgment by us with respect to analysis of past transactions.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2012, $6 million for 2011 and $23 million for 2010. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $8 million as of August 30, 2012 and U.S. $9 million as of September 1, 2011. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

In connection with the Elpida sponsor agreement and Rexchip share purchase agreement, we entered into currency option transactions to mitigate the risk that increases in exchange rates have on our planned yen and New Taiwan dollar payments. We estimate that, as of August 30, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in losses of approximately U.S. $108 million for these currency options. Additionally, we estimate that, as of August 30, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in a decrease of U.S. $239 million of our planned payments under the Elpida sponsor agreement and Rexchip share purchase agreement.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 85% of our consolidated net sales for 2012. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. Additionally, our control over operations at our IMFT, Inotera and MP Mask joint ventures is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Breaches of our network security could expose us to losses.

We manage and store on our network systems, various proprietary information and sensitive or confidential data relating to our operations. We also process, store, and transmit large amounts of data for our customers, including sensitive personal information. Computer programmers and hackers may be able to gain unauthorized access to our network system and steal proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Attacks on our network systems could result in significant losses and damage our reputation with customers.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, foreign currency option and forward contracts, and capped-call contracts on our stock. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may default rapidly and without notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could adversely impact our business, results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho.  The following is a summary of our principal facilities as of August 30, 2012:

Location	Principal Operations
Boise, Idaho	R&D, including wafer fabrication; reticle manufacturing; test and module assembly
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Three wafer fabrication facilities and a test, assembly and module assembly facility
Avezzano, Italy	Wafer fabrication
Aguadilla, Puerto Rico	Module assembly and test
Xi’an, China	Module assembly and test
Kiryat Gat, Israel	Wafer fabrication
Muar, Malaysia	Assembly and test
Agrate, Italy	R&D, including wafer fabrication

We also own and lease a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

Our facility in Lehi is owned and operated by our IMFT joint venture with Intel.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – IM Flash" note.)

We believe that our existing facilities are suitable and adequate for our present purposes.  We do not identify or allocate assets by operating segment.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Geographic Information" note.)

ITEM 3.  LEGAL PROCEEDINGS

Patent Matters

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents or that such patents are invalid and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

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

On March 6, 2009, Panavision Imaging, LLC ("Panavision") filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite.  On February 3, 2012, the Court granted our motion for summary judgment of non-infringement. On March 20, 2012, we executed a settlement agreement with Panavision pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

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

On March 28, 2012, Technology Partners Limited LLC (“TPL”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us. The complaint alleges that certain of our Lexar flash card readers infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. On March 26, 2012, TPL filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patents and seeking an exclusion order preventing the importation of certain flash card readers. The District Court action has been stayed pending the outcome of the ITC matter. The ITC matter was scheduled for trial on January 7, 2013. On October 8, 2012, we executed a settlement agreement with TPL pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

On April 17, 2012, Anu IP, LLC (“Anu”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our Lexar USB drives infringe one U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On April 18, 2012, Anu filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patent and another related patent and seeking an exclusion order preventing the importation of certain USB drives. The District Court action has been stayed pending the outcome of the ITC matter. On August 27, 2012, we executed a settlement agreement with Anu pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of a Reflexion CMP polishing system purchased from Applied Materials infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

We are unable to predict the outcome of these suits, except as noted in the discussion of the Panavision, TPL and Anu matters above. A court determination that our products or manufacturing processes infringe the product or process intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

Antitrust Matters

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of August 30, 2012, we had paid $45 million into an escrow account in accordance with the settlement agreement.

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims (collectively the "Canadian Cases").  The claims were initiated between December 2004 (British Columbia) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed the denial of class certification and remanded the cases for further proceedings. On October 16, 2012, we entered into a settlement agreement resolving these three putative class action cases subject to certain conditions including final court approval of the settlement. The settlement amount did not have a material effect on our business, results of operations or financial condition.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleged a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle sought joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief. On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of the litigation. The settlement amount was paid in May 2012.

We are unable to predict the outcome of these matters, except as noted in the U.S. indirect purchasers cases, the Canadian Cases and Oracle matter above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 30, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $177 million.

(See "Item 1A. Risk Factors.")

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "MU" and traded under the same symbol on the New York Stock Exchange through December 29, 2009.  The following table represents the high and low closing sales prices for our common stock for each quarter of 2012 and 2011, as reported by Bloomberg L.P.:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
High	$6.89	$8.83	$8.88	$7.20
Low	5.39	5.63	5.45	4.33

2011
High	$9.16	$11.80	$11.80	$8.66
Low	5.25	9.41	7.75	6.51

Holders of Record

As of October 18, 2012, there were 2,731 shareholders of record of our common stock.

Dividends

We have not declared or paid cash dividends since 1996 and do not intend to pay cash dividends for the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Sales of Unregistered Securities

On May 7, 2010, we issued an aggregate of 137.7 million unregistered shares of common stock (with a fair value of $1,091 million on the issuance date) to Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC as consideration for all the outstanding shares of Numonyx Holdings, B.V.  Each recipient represented and warranted to us that it was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, was acquiring the shares for investment purposes and not with a view to re-distribution and had access to sufficient information concerning us. The shares we issued were exempt from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the fourth quarter of 2012, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 4,715 shares of our common stock at an average price per share of $5.97. We retired these shares in the fourth quarter of 2012.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

June 1, 2012	-	July 5, 2012	—	$—	N/A	N/A
July 6, 2012	-	August 2, 2012	4,715	5.97	N/A	N/A
August 3, 2012	-	August 30, 2012	—	—	N/A	N/A
			4,715	5.97

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 30, 2007, through August 30, 2012.

Note:  Management cautions that the stock price performance information shown in the graph below is provided as of fiscal year-end and may not be indicative of current stock price levels or future stock price performance.

We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of our fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.  The performance graph assumes $100 was invested on August 31, 2007 in common stock of Micron Technology, Inc., the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented were assumed to be reinvested.  The performance was plotted using the following data:

	2007	2008	2009	2010	2011	2012
Micron Technology, Inc.	$100	$37	$64	$56	$52	$54
S&P 500 Composite Index	100	89	73	76	90	107
Philadelphia Semiconductor Index (SOX)	100	72	63	65	76	86

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(in millions)
Net sales	$8,234	$8,788	$8,482	$4,803	$5,841
Gross margin	968	1,758	2,714	(440)	(55)
Operating income (loss)	(618)	755	1,589	(1,676)	(1,595)
Net income (loss)	(1,031)	190	1,900	(1,993)	(1,665)
Net income (loss) attributable to Micron	(1,032)	167	1,850	(1,882)	(1,655)
Diluted earnings (loss) per share	(1.04)	0.17	1.85	(2.35)	(2.14)

Cash and short-term investments	2,559	2,160	2,913	1,485	1,362
Total current assets	5,758	5,832	6,333	3,344	3,779
Property, plant and equipment, net	7,103	7,555	6,601	7,089	8,819
Total assets	14,328	14,752	14,693	11,459	13,432
Total current liabilities	2,243	2,480	2,702	1,892	1,598
Long-term debt	3,038	1,861	1,648	2,379	2,106
Total Micron shareholders’ equity	7,700	8,470	8,020	4,953	6,525
Noncontrolling interests in subsidiaries	717	1,382	1,796	1,986	2,865
Total equity	8,417	9,852	9,816	6,939	9,390

We partnered with Intel to form IMFT in 2006 and IMFS in 2007 (collectively "IM Flash") to manufacture NAND Flash memory products for the exclusive use of the members. We have owned 51% of IMFT from inception through August 30, 2012. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to our making a series of contributions that were not fully matched by Intel. On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. We consolidate IM Flash and report Intel's ownership interests as noncontrolling interests in subsidiaries. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – IM Flash" note.)

On May 7, 2010, we acquired Numonyx Holdings B.V. ("Numonyx"), which manufactured and sold primarily NOR Flash and NAND Flash memory products. The total fair value of the consideration paid for Numonyx was $1,112 million and consisted of 137.7 million shares of our common stock issued to the Numonyx shareholders and 4.8 million restricted stock units issued to employees of Numonyx. In connection with the acquisition, we recorded net assets of $1,549 million. Because the fair value of the net assets acquired exceeded the purchase price, we recognized a gain on the acquisition of $437 million in 2010. In addition, we recognized a $51 million income tax benefit in connection with the acquisition. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Numonyx" note.)

In the first quarter of 2009, we acquired a noncontrolling interest in Inotera, a publicly-traded DRAM manufacturer in Taiwan.  In connection therewith, we entered into a supply agreement with Inotera to purchase 50% of Inotera’s wafer production capacity and substantially began purchasing product in the fourth quarter of 2009.  As of August 30, 2012, our ownership interest was 39.7%.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera" note.)

In 2008 through the 2011, we acquired in a series of transactions the noncontrolling interests in TECH Semiconductor Singapore Pte. Ltd. ("TECH"). (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – TECH Semiconductor Singapore Pte. Ltd.")

(See "Item 1A. Risk Factors" and "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.")

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding timing of the close of the Elpida transactions and expectations related to Elpida's future cash flows; "Operating Results by Business Segment" regarding growth in NAND Flash production for 2013; in "Operating Results by Product" regarding our share of future output from Inotera; in "Selling, General and Administrative" regarding SG&A costs for the first quarter of 2013; in "Research and Development" regarding R&D costs for the first quarter of 2013; and in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through 2013 and regarding our pursuit of additional financing, capital spending in 2013, the timing of payments for certain contractual obligations and the timing of payments in connection with the Elpida transactions. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2012. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2012, 2011 and 2010 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview: Highlights of key transactions and events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•
Critical Accounting Estimates:  Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts. Also includes changes in accounting standards.

Overview

For an overview of our business, see "Item 1 – Business – Overview." Our results of operations for 2012 were impacted by the following key transactions and events.

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

•	financing of $65 million provided by Intel to us under a two-year senior unsecured promissory note, payable with interest in approximately equal quarterly installments; and

•	termination of IMFT's lease to use approximately 50% of our Virginia fabrication facility.

We and Intel continue to share output of IMFT and certain research and development costs generally in proportion to our investments in IMFT, which was 51% Micron and 49% Intel as of August 30, 2012.

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a sponsor agreement (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. (“Elpida”) and Elpida's wholly-owned subsidiary, Akita Elpida Memory, Inc. (“Akita”) (Elpida and Akita, collectively, the “Elpida Companies”). The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or approximately $2.5 billion), less certain expenses of the reorganization proceedings and certain other items. As a condition of the Sponsor Agreement, we deposited 1.8 billion yen (or approximately $23 million) into an escrow account which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies (using cash flows expected to be generated from our payment for foundry services provided by Elpida, as our subsidiary) in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019.

We have agreed to provide additional support to Elpida, which may include a payment guarantee under certain circumstances, to facilitate its continued access to debtor-in-possession financing of up to 16 billion yen (or approximately $200 million) from third-party finance sources through the closing of the Elpida share purchase, and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or approximately $63 million) of continued debtor-in-possession financing from third parties for up to two months following the closing. In addition, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or approximately $800 million) of capital expenditures through June 30, 2014, including up to 40 billion yen (or approximately $500 million) prior to June 30, 2013, either by providing a payment guarantee under certain circumstances, or by providing such financing directly.

Under applicable Japanese law, following the closing of the transaction, because a portion of the payments to creditors will be satisfied through the installment payments described above, the operation of the businesses of the Elpida Companies will remain subject to the oversight of the court in charge of the reorganization proceedings and of the trustees (including a trustee nominated by us upon the closing of the transaction).

The Sponsor Agreement contains certain termination rights, including our right to terminate the Sponsor Agreement if a change, taken together with all other changes, occurs that is or would reasonably be expected to be materially adverse to (i) the business, assets, etc. of Elpida and its subsidiaries, taken as a whole, or to the business, assets, etc. taken as a whole of Rexchip Electronics Corporation ("Rexchip"), a Taiwanese corporation formed as a manufacturing joint venture by Elpida and Powerchip Technology Corporation ("Powerchip"), a Taiwanese corporation; or (ii) our ability to operate Elpida's business immediately following closing in substantially the same manner as conducted by Elpida as of July 2, 2012.  Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock.

The trustees of the Elpida Companies submitted plans of reorganization to the court on August 21, 2012, which plans are subject to court and creditor approval under applicable Japanese law.  The Sponsor Agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the Sponsor Agreement.

Certain creditors of Elpida are challenging the proposed plan of reorganization submitted by the trustees and have proposed an alternative plan of reorganization. An examiner appointed by the court has reviewed both plans and is currently expected to make a recommendation to the court, on or about October 29, 2012, regarding whether to submit one or both plans of reorganization to creditors for approval.

The consummation of the Sponsor Agreement is subject to various closing conditions, including but not limited to approval by the Tokyo District Court, requisite creditor approval, receipt of approvals in bankruptcy proceedings in other jurisdictions and receipt of regulatory approvals, including the People's Republic of China. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a Share Purchase Agreement with Powerchip and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we agreed to purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or approximately $334 million). The consummation of this Rexchip Share Purchase Agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Elpida Sponsor Agreement. At the closing of the Elpida Sponsor Agreement and the Rexchip share purchase agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

Currency Hedging

Elpida Hedges: On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per U.S. dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, of $49 million is payable upon settlement. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the sponsor agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.   These option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations.

Rexchip Hedges: On July 25, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollar per U.S. dollar). The cost of these options, which expire on April 2, 2013, of $3 million is payable upon settlement. These currency options mitigate the risk of a strengthening New Taiwan dollar for our payments under the Rexchip share purchase agreement.  These option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations.

Results of Operations

Consolidated Results

For the year ended	2012		2011		2010
Net sales	$8,234	100%	$8,788	100%	$8,482	100%
Cost of goods sold	7,266	88%	7,030	80%	5,768	68%
Gross margin	968	12%	1,758	20%	2,714	32%

SG&A	620	8%	592	7%	528	6%
R&D	918	11%	791	9%	624	7%
Other operating (income) expense, net	48	1%	(380)	(4)%	(27)	—%
Operating income (loss)	(618)	(8)%	755	9%	1,589	19%

Interest income (expense), net	(171)	(2)%	(101)	(1)%	(160)	(2)%
Gain on acquisition of Numonyx	—	—%	—	—%	437	5%
Other non-operating income (expense), net	35	—%	(103)	(1)%	54	1%
Income tax (provision) benefit	17	—%	(203)	(2)%	19	—%
Equity in net loss of equity method investees	(294)	(4)%	(158)	(2)%	(39)	—%
Net income attributable to noncontrolling interests	(1)	—%	(23)	—%	(50)	(1)%
Net income (loss) attributable to Micron	$(1,032)	(13)%	$167	2%	$1,850	22%

Our net income (loss) attributable to Micron shareholders for 2012 declined from 2011 primarily due to significant decreases in average selling prices for our principal products. Market selling prices for NAND Flash products declined for 2012 as compared to 2011 primarily due to large increases in supply from improvements in product and process technologies as well as expansions in production capacity which outpaced relatively healthy growth in demand. Market selling prices for DRAM products declined for 2012 as compared to 2011 primarily due to relatively low demand growth, particularly for high-volume DDR3 DRAM, as a result of weakness in the personal computer market. Our improvements in product and process technologies in 2012 enabled significant increases in sales volumes that mitigated reductions in net sales from price declines. Our improvements in product and process technologies and our cost structure in 2012 produced cost reductions for NAND Flash products sold to trade customers and for DRAM products, partially offsetting the impact of the declines in average selling prices on our operating margins. In 2011, we recognized gains of $275 million from a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").

Net Sales

For the year ended	2012		2011		2010
NSG	$2,853	35%	$2,196	25%	$2,113	25%
DSG	2,691	33%	3,203	36%	4,638	55%
WSG	1,184	14%	1,959	22%	778	9%
ESG	1,054	13%	1,002	11%	521	6%
All Other	452	5%	428	6%	432	5%
	$8,234	100%	$8,788	100%	$8,482	100%

Total net sales decreased 6% for 2012 as compared to 2011, reflecting declines in average selling prices across all reportable segments partially offset by increases in sales volumes. WSG sales decreased for 2012 as compared to 2011 primarily due to declines in average selling prices and in NOR Flash sales volumes, as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers from NOR Flash to NAND Flash. DSG sales decreased primarily due to lower average selling prices partially offset by increases in sales volumes. NSG and ESG sales increased due to increases in sales volumes partially offset by declines in average selling prices.

Total net sales for 2011 increased 4% as compared to 2010 primarily due to increases in WSG and ESG sales as a result of the acquisition of Numonyx in May 2010. DSG sales for 2011 decreased 31% as compared to 2010 primarily due to declines in average selling prices mitigated by increases in gigabit sales. NSG sales for 2011 increased 4% as compared to 2010 primarily due to increases in gigabit sales partially offset by declines in average selling prices.

Gross Margin

Our overall gross margin percentage declined from 20% for 2011 to 12% for 2012 primarily due to decreases in the gross margin percentage for DSG and WSG as a result of significant declines in average selling prices. Cost reductions from improvements in product and process technologies in 2012 mitigated the effect of significant declines in average selling prices for all reportable operating segments. Costs of our underutilized capacity, primarily associated with decreased production in our NOR Flash fabrication facilities and the ramp of our IMFS NAND Flash fabrication facility, were $141 million, $133 million and $98 million for 2012, 2011 and 2010, respectively.

Our overall gross margin percentage declined from 32% for 2010 to 20% for 2011 primarily due to a significant decline in the gross margin for DSG as a result of the dramatic decreases in average selling prices mitigated by a reduction in costs per gigabit. Declines in the gross margins of NSG, WSG and ESG, primarily due to decreases in average selling prices, also contributed to the overall decline in gross margin for 2011 as compared to 2010. The impact of declines in average selling prices for 2011 was partially offset by cost reductions.

Operating Results by Business Segments

NAND Solutions Group ("NSG")

For the year ended	2012	2011	2010
Net sales	$2,853	$2,196	$2,113
Operating income	198	269	240

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG sales for 2012 increased 30% from 2011 primarily due to increases in gigabits sold partially offset by declines in average selling prices. Increases in gigabits sold for 2012 were primarily due to the continued ramp of our new wafer fabrication facility in Singapore and from improvements in product and process technologies. NSG sells a portion of its products to Intel through IM Flash at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers increased 50% for 2012 as compared to 2011 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. NSG operating income declined from 2011 to 2012 primarily due to decreases in average selling prices mitigated by cost reductions. Cost reductions resulted primarily from improvements in product and process technologies. NSG operating income for 2011 benefited from a $57 million gain from an allocated portion of the Samsung patent cross-license agreement.

NSG sales of NAND Flash products to trade customers for 2011 decreased 2% from 2010 primarily due to declines in average selling prices partially offset by increases in gigabits sold. NSG operating income for 2011 benefited from cost reductions and the $57 million gain from the license agreement with Samsung, which were partially offset by the declines in average selling prices.

The ramp of production at our new wafer fabrication facility in Singapore significantly increased our NAND Flash production in 2012 and 2011. Due to the completion of the first phase of the ramp, we expect slower growth in our NAND Flash production for 2013. Initially the new wafer fabrication facility in Singapore was operated under our IMFS joint venture with Intel and our share of the operating costs and supply of NAND Flash from IMFS was adjusted for changes in our ownership share in IMFS. Our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. On April 6, 2012, we acquired Intel's remaining ownership interest in IMFS and the assets of IMFT located at our Virginia fabrication facility and terminated the IMFS supply agreement. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities.

On April 6, 2012, we also entered into a new supply agreement with Intel under which Intel purchases NAND Flash products from us on a cost-plus basis. Margins on products sold to Intel on a cost-plus basis were not significantly different than margins on sales for other trade customers for 2012. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the new cost-plus supply agreement) were $986 million for 2012, $884 million for 2011 and $764 million for 2010.

DRAM Solutions Group ("DSG")

For the year ended	2012	2011	2010
Net sales	$2,691	$3,203	$4,638
Operating income (loss)	(500)	290	1,269

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for 2012 decreased 16% as compared to 2011 primarily due to declines in average selling prices partially offset by increases in gigabits sold. DSG's operating margin declined from 2011 to 2012 due to decreases in average selling prices mitigated by cost reductions as a result of improved product and process technologies. DSG sales and operating margins for 2012 were adversely impacted by a $58 million charge for a settlement with a customer. In addition, DSG operating income for 2011 benefited from a $75 million gain from an allocated portion of the Samsung patent cross-license agreement.

The significant declines in DSG sales and margins for 2011 compared to 2010 was primarily attributable to a severe decrease in demand for PC DRAM, particularly for DDR3 DRAM, due to overall weakness in the PC market. Decreases in PC DRAM margins for 2011 were mitigated by the relatively higher margins in our server and other premium markets.

DSG operating income for 2011 benefited from the following items as compared to the corresponding periods of 2010:

•	lower SG&A costs primarily due to costs recognized in the third quarter of 2010 from the settlement of litigation in DRAM antitrust matters;

•	lower R&D costs primarily due to the DRAM R&D cost-sharing agreement with Nanya that commenced in the third quarter of 2010; and

•	the $75 million gain in 2011 from a license arrangement with Samsung.

Wireless Solutions Group ("WSG")

For the year ended	2012	2011	2010
Net sales	$1,184	$1,959	$778
Operating income (loss)	(370)	20	(23)

In 2012, WSG sales were comprised of NOR Flash, NAND Flash and DRAM in decreasing order of revenue. The 40% decrease in WSG sales for 2012 as compared to 2011 was primarily due to declines in sales of wireless NOR Flash products as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales in 2012 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages. The decline in WSG operating margin for 2012 was primarily due to the reductions in average selling prices and in NOR Flash sales volumes. In addition, WSG operating margin for 2011 benefited from a $95 million gain from an allocated portion of the Samsung patent cross-license agreement.

The 152% increase in WSG sales for 2011 as compared to 2010 was primarily due to the acquisition of Numonyx in May 2010. WSG experienced pricing pressure in 2011 due to weakness in demand from certain customers. During 2011 and 2010, a portion of the NAND Flash sold by WSG was obtained from Hynix at market prices and by the end of 2011, substantially all of this supply was obtained from lower-cost Micron production. The improvement in WSG operating margin for 2011 was primarily due to the $95 million gain from the license agreement with Samsung.

Embedded Solutions Group ("ESG")

For the year ended	2012	2011	2010
Net sales	$1,054	$1,002	$521
Operating income	156	237	152

In 2012, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. The 5% increase in ESG sales for 2012 as compared to 2011 was primarily due to increased sales volume of DRAM, NAND Flash and NOR Flash products as ESG continued to expand its customer base, partially offset by declines in average selling prices. ESG operating income for 2012 declined as compared to 2011 due to decreases in average selling prices and higher costs associated with underutilized capacity in our NOR Flash facilities. In addition, ESG operating margin for 2011 benefited from a $33 million gain from an allocated portion of the Samsung patent cross-license agreement.

The 92% increase in ESG sales for 2011 as compared to 2010 was primarily due to the acquisition of Numonyx in May 2010. Absent impacts from the Numonyx acquisition, ESG's performance in the automotive, industrial and networking markets was relatively stable from 2010 to 2011. In addition, during 2011 and 2010, a portion of the NAND Flash sold by ESG was obtained from Hynix at market prices and by the end of 2011, the majority of this supply was obtained from lower-cost Micron production. The increase in ESG's operating income for 2011 is primarily due to the acquisition of Numonyx. In addition, ESG operating income for 2011 benefited from the $33 million gain from the license agreement with Samsung.

Operating Results by Product

Net Sales by Product

For the year ended	2012		2011		2010
NAND Flash	$3,627	44%	$3,193	36%	$2,555	30%
DRAM	3,178	39%	3,620	41%	5,052	60%
NOR Flash	977	12%	1,547	18%	451	5%
Other	452	5%	428	5%	424	5%
	$8,234	100%	$8,788	100%	$8,482	100%

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

For the year ended	2012	2011
	(percentage change from prior period)
Sales to trade customers:
Net sales	19%	31%
Average selling prices per gigabit	(55)%	(12)%
Gigabits sold	164%	50%
Cost per gigabit	(54)%	2%

Increases in NAND Flash gigabits sold to trade customers for 2012 as compared to 2011 was primarily due to the ramp of the IMFS fabrication facility and improved product and process technologies. The new cost-plus supply agreement with Intel also contributed to the increase in gigabits sold to trade customers for 2012.

The gross margin percentage on sales of NAND Flash products to trade customers declined slightly from 2011 to 2012 primarily due to decreases in average selling prices mitigated by cost reductions.

DRAM

For the year ended	2012	2011
	(percentage change from prior period)
Net sales	(12)%	(28)%
Average selling prices per gigabit	(45)%	(39)%
Gigabits sold	59%	19%
Cost per gigabit	(32)%	(23)%

The increase in gigabit sales of DRAM products for 2012 as compared to 2011 was primarily due to increased output obtained from our Inotera joint venture, the effects of a shift in mix to higher-density products and improved product and process technologies. The gross margin percentage on sales of DRAM products declined from 2011 to 2012 primarily due to the decreases in average selling prices mitigated by cost reductions. DRAM sales and gross margins for 2012 were adversely impacted by the effects of the $58 million charge to revenue in 2012 for a settlement with a customer.

We have the right and obligation to purchase 50% of Inotera's wafer production capacity under the Inotera Supply Agreement. As a result of our March 7, 2012 equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by this investment. DRAM products acquired from Inotera accounted for 46% of our DRAM gigabit production for 2012 as compared to 33% for 2011 and 23% for 2010. The higher level of production from Inotera was achieved through Inotera's continued transition to advanced product and process technologies. We primarily obtained DDR3 DRAM products for the PC market from Inotera in 2012 and 2011. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Our cost of products purchased under the Inotera Supply Agreement in 2012 were lower than our cost of similar products manufactured in our wholly-owned facilities.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $259 million for its six-month period ended June 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Under generally accepted accounting principles in the Republic of China, Inotera reported a loss for its quarter ended September 30, 2012 of an additional New Taiwan dollars 4,390 million (approximately $150 million U.S. dollars). In addition, Inotera's current liabilities exceeded its current assets by $1.85 billion as of June 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012 and December 31, 2011, Inotera was also not in compliance with certain loan covenants and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera obtained a waiver from complying with its financial covenants through June 30, 2012 and has requested an additional waiver from these requirements. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera will be successful in obtaining an additional waiver or improving its liquidity.

NOR Flash

Sales of NOR Flash products for 2012 declined from 2011 primarily due to decreases in sales of wireless NOR Flash products, as a result of weakness in demand from certain customers and the continued transition of wireless applications to
NAND Flash products that led to significant declines in average selling prices and sales volume. Our gross margin percentage on sales of NOR Flash products declined from 2011 to 2012 primarily due to decreases in average selling prices, inventory write-downs and costs of underutilized capacity.

Sales of NOR Flash products increased for 2011as compared to 2010 primarily due to our acquisition of Numonyx in May 2010 as all of our sales of NOR Flash originated from this acquisition. Our gross margin percentage on sales of NOR Flash products for 2011 improved slightly as compared to 2010 primarily due to cost reductions.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for 2012 increased 5% as compared to 2011 primarily due to a $13 million contribution to a university program and stock-based compensation and other amounts related to the death benefits of our former Chief Executive Officer in 2012.

SG&A expenses for 2011 increased 12% as compared to 2010 primarily due to increased costs associated with Numonyx operations and higher payroll costs, partially offset by a reduction in legal costs. The reduction in legal costs from 2010 to 2011 was primarily due to $64 million of costs in 2010 for settlements of an indirect purchasers antitrust case and other matters. We expect that SG&A expenses will approximate $135 million to $145 million for the first quarter of 2013.

Research and Development

R&D expenses for 2012 increased 16% from 2011 primarily due to a higher volume of development wafers processed, higher personnel costs associated with increased salary and wage rates and additional headcount for our expanded R&D operations, and higher software and materials costs.

R&D expenses for 2011 increased 27% from 2010 primarily due to increased costs associated with R&D activities for acquired Numonyx operations, higher payroll costs, and a higher volume of pre-qualification wafers processed.

As a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $138 million, $141 million and $51 million for 2012, 2011 and 2010, respectively. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $87 million, $95 million and $104 million for 2012, 2011 and 2010, respectively. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $220 million to $230 million for the first quarter of 2013.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and Mobile Low Power DDR DRAM products as well as high density and mobile NAND Flash memory (including multi-level and triple-level cell technologies), NOR Flash memory, specialty memory, phase-change memory, solid-state drives and other memory technologies and systems.

Interest Income (Expense)

Interest expense for 2012, 2011 and 2010, included aggregate amounts of non-cash amortization of debt discount and other costs of $83 million, $60 million and $76 million, respectively. Interest expense for 2012 also included $9 million of "make-whole premium" paid to holders of our 2013 Notes. (See "Item 8. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Method Investments

•	Equity Plans

•	Patent Cross-License Agreement

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

•	Income Taxes

•	TECH Semiconductor Singapore Pte. Ltd.

Liquidity and Capital Resources

As of	2012	2011
Cash and equivalents and short-term investments:
Money market funds	$2,159	$1,462
Bank deposits	239	543
Government securities	56	—
Corporate bonds	31	—
Commercial paper	39	—
Certificates of deposit	31	155
Asset-backed securities	4	—
	$2,559	$2,160

Long-term marketable investments	$374	$52

Cash and equivalents in the table above included $157 million held by IMFT as of August 30, 2012 and $327 million held by both IMFT and IMFS as of September 1, 2011. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by the other member and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. As of August 30, 2012, the effect of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In 2012 we obtained $1,065 million of proceeds from issuance of debt and $609 million of proceeds from equipment sale-leaseback financing. In the first quarter of 2013 we entered into additional financing arrangements as detailed under "Financing Activities" below and we expect to pursue additional financing in the future as cost effective and strategic opportunities arise. We expect our cash and investments, cash flows from operations and available financing, will be sufficient to meet our requirements at least through 2013.

Operating Activities

Net cash provided by operating activities was $2,114 million for 2012, which reflected approximately $1,572 million generated from the production and sales of our products and a net $542 million effect from changes in the amount invested in net working capital. For 2012, inventories decreased by $258 million due to our efforts to manage our business at a lower level of inventories and negotiated changes in the IM Flash wafer supply agreement with Intel.

Investing Activities

Net cash used for investing activities was $2,312 million for 2012, which consisted primarily of cash expenditures of $1,699 million for property, plant and equipment and $412 million for the acquisition of available-for-sale securities (net of proceeds from sales and maturities of $152 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. The actual amounts for 2013 will vary depending on market conditions. As of August 30, 2012, we had commitments of approximately $550 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

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

Financing Activities

Net cash provided by financing activities was $497 million for 2012, which included $1,065 million of proceeds from issuance of debt, $609 million of proceeds from equipment sale-leaseback financing transactions partially offset by $194 million of net distributions to noncontrolling interests, $203 million for repayments of debt and $172 million of payments on equipment purchase contracts.

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

On April 6, 2012, we entered into a series of agreements with Intel relating to our IMFS and IMFT joint ventures. In connection therewith, we acquired Intel's 18% interest in IMFS for $466 million. In addition, we acquired the assets of IMFT located at our Virginia wafer fabrication facility for which Intel received a distribution from IMFT of $139 million. Additionally, Intel deposited $300 million with us, which will be applied to Intel's future purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded. As of August 30, 2012, $45 million of the deposit had been applied. We also entered into a senior unsecured promissory note with Intel in April 2012. Under the terms of the note, we borrowed $65 million, payable with interest in eight approximately equal quarterly installments.

In 2012, IM Flash distributed $391 million to Intel, and Intel made contributions to IM Flash of $177 million.

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain accounts receivable. We granted a security interest in such receivables to collateralize the facility. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum.

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we can draw up to $214 million under the facility agreement prior to April 4, 2013.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.38% per annum.  Additional amounts drawn will bear interest, at our option, at either (i) a fixed rate negotiated at the time of the draw request or (ii) a floating rate equal to the six-month LIBOR rate plus 1.6% per annum.  The facility agreement contains customary covenants.

Elpida Memory, Inc.

On July 2, 2012, we entered into the Sponsor Agreement and the Rexchip Share Purchase Agreement that require aggregate payments by us of approximately 60 billion yen and 10 billion New Taiwan dollars (approximately $1.1 billion at the closing of the transactions, which we expect to occur in the first half of calendar 2013), plus additional installment payments by the Elpida Companies of 140 billion yen (or approximately $1.75 billion) in the aggregate from 2014 through 2019. In addition, capital expenditures will be required in furtherance of the planned technology road maps for the Elpida and Rexchip operations. We are obligated to provided financial support, subject to certain conditions, which may include guarantees of Elpida's financing for up to $200 million of working capital and up to $800 million for capital expenditures. We may be required to provide these obligations even if the transactions do not close. (See "Overview – Elpida Memory, Inc.”)

Contractual Obligations

	Payments Due by Period
As of August 30, 2012	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$3,225	$93	$1,076	$259	$1,797
Capital lease obligations (1)	996	231	442	251	72
Operating leases	90	25	25	16	24
Purchase obligations	1,349	1,187	148	6	8
Other long-term liabilities (2) (3)	620	123	379	53	65
Total	$6,280	$1,659	$2,070	$585	$1,966
(1) Amounts represent principal and interest cash payments over the life of the debt obligation, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future redemption or conversion of convertible debt could impact our cash payments.

(2) Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $262 million for the short-term portion of these long-term liabilities.

(3) We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $83 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable recorded on our consolidated balance sheet included these uncertain tax positions.

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

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services ("take-or- pay"). If the obligation to purchase goods or services is noncancellable, the entire value of the contract was included in the above table. If the obligation is cancellable, but we would incur a penalty if canceled, the dollar amount of the penalty was included as a purchase obligation. Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

Pursuant to the Inotera Supply Agreement, we have an obligation to purchase 50% of Inotera’s semiconductor memory capacity subject to specific terms and conditions. As purchase quantities are based on qualified production output, the Inotera Supply Agreement does not contain a fixed or minimum purchase quantity and therefore we did not include our obligations under the Inotera Supply Agreement in the contractual obligations table above. Our obligation under the Inotera Supply Agreement also fluctuates due to pricing which is based on manufacturing costs and revenues associated with the resale of DRAM products. We purchased $646 million of DRAM products from Inotera in 2012 under the Inotera Supply Agreement.

Off-Balance Sheet Arrangements

Concurrent with the offering of the 2032C and 2032D Notes in April 2012, we entered into capped call transactions that have an initial strike price of approximately $9.80 and $10.16 per share, respectively, subject to certain adjustments, which was set to be slightly higher than the initial conversion prices of approximately $9.63 for the 2032C Notes and $9.98 for the 2032D Notes, and cap prices that range from $14.26 per share to $16.04 per share (the "2012 Capped Calls"). The 2012 Capped Calls cover, subject to anti-dilution adjustments similar to those contained in the 2032 Notes, an approximate combined total of 100.6 million shares of common stock.  The 2012 Capped Calls expire on various dates between May 2016 and May 2018. The 2012 Capped Calls are intended to reduce the potential dilution upon conversion of the 2032C and 2032D Notes.

Concurrent with the offering of the 2031 Notes in July 2011, we entered into capped call transactions (the "2011 Capped Calls") that have an initial strike price of approximately $9.50 per share, subject to certain adjustments, which was set to the initial conversion price of the 2031 Notes.  The 2011 Capped Calls are in four equal tranches, have cap prices of $11.40, $12.16, $12.67 and $13.17 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2031 Notes, an approximate combined total of 72.6 million shares of common stock.  The 2011 Capped Calls expire on various dates between July 2014 and February 2016.  The 2011 Capped Calls are intended to reduce the potential dilution upon conversion of the 2031 Notes.

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

Concurrent with the offering of the 2014 Notes in May 2007, we paid approximately $151 million for three Capped Call transactions (the "2007 Capped Calls") with various expiration dates between November 2011 and December 2012. The 2007 Capped Calls cover an aggregate of approximately 91.3 million shares of common stock. The 2007 Capped Calls are in three equal tranches with cap prices of $17.25, $20.13 and $23.00 per share, respectively, each with an initial strike price of approximately $14.23 per share, subject to certain adjustments. In the first six months of 2012, 2007 Capped Calls covering 30.4 million shares expired according to their terms. In April 2012, we settled the remaining 2007 Capped Calls, covering 60.9 million shares, and received a de minimis payment.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Supplemental Balance Sheet Information – Shareholders' Equity – Capped Call Transactions" note.)

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

Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $129 million as of August 30, 2012.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  Our inventories have been generally categorized as memory (primarily DRAM, NAND Flash and NOR Flash) and imaging products.  The major characteristics we consider in determining inventory categories are product type and markets.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this standard in the fourth quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of August 30, 2012, $3,087 million of our $3,262 million of debt was at fixed interest rates.  As a result, the fair value of the debt fluctuates based on changes in market interest rates.  The estimated fair value of our debt was $3,622 million as of August 30, 2012 and $2,281 million as of September 1, 2011.  We estimate that, as of August 30, 2012, a 1% decrease in market interest rates would change the fair value of our fixed-rate debt instruments by approximately $88 million.  As of August 30, 2012, $175 million of the debt had variable interest rates. The increase in interest expense caused by a 1% increase in the rates would be approximately $2 million.

As of August 30, 2012, we held short-term debt investments of $100 million and long-term debt investments of $364 million that were subject to interest rate risk. We estimate that, as of August 30, 2012, a 0.5% increase in market interest rates would decrease the fair value of our short-term and long-term debt instruments by approximately $3 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. As a result of our foreign operations, we incur costs and carry assets and liabilities that are denominated in foreign currencies. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the shekel, the yen and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We utilize currency forward and option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $8 million as of August 30, 2012 and U.S. $9 million as of September 1, 2011. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

In connection with the Elpida Sponsor Agreement and Rexchip share purchase agreement, we may be required to make aggregate payments of 200 billion yen and approximately 10 billion New Taiwan dollars. Of the aggregate amount, 60 billion yen and approximately 10 billion New Taiwan dollars will be due at the closing of the transactions and the remaining 140 billion yen amounts will be made by the Elpida Companies in annual installments from 2014 through 2019. (See "Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Elpida Memory, Inc.”) These payments are contingent upon the closing of the transaction and are therefore not recorded on our balance sheet as of August 30, 2012. Changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our financial statements if the transactions are consummated.

To mitigate the risk that increases in exchange rates have on our planned yen and New Taiwan dollar payments, we entered into currency option transactions. These currency options did not qualify for hedge accounting treatment and are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other operating income (loss). (See "Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Derivative Financial Instruments.”) We estimate that, as of August 30, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in losses of approximately U.S. $108 million for these currency options. Additionally, we estimate that, as of August 30, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in a decrease of U.S. $239 million of our planned payments under the Elpida Sponsor Agreement and Rexchip share purchase agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 30, 2012 and September 1, 2011 and for the fiscal years ended August 30, 2012, September 1, 2011 and September 2, 2010:

Consolidated Statements of Operations	45

Consolidated Statements of Comprehensive Income	46

Consolidated Balance Sheets	47

Consolidated Statements of Changes in Equity	48

Consolidated Statements of Cash Flows	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm	90

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	100

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	August 30, 2012	September 1, 2011	September 2, 2010
Net sales	$8,234	$8,788	$8,482
Cost of goods sold	7,266	7,030	5,768
Gross margin	968	1,758	2,714

Selling, general and administrative	620	592	528
Research and development	918	791	624
Other operating (income) expense, net	48	(380)	(27)
Operating income (loss)	(618)	755	1,589

Interest income	8	23	18
Interest expense	(179)	(124)	(178)
Gain on acquisition of Numonyx	—	—	437
Other non-operating income (expense), net	35	(103)	54
	(754)	551	1,920

Income tax (provision) benefit	17	(203)	19
Equity in net loss of equity method investees	(294)	(158)	(39)
Net income (loss)	(1,031)	190	1,900

Net income attributable to noncontrolling interests	(1)	(23)	(50)
Net income (loss) attributable to Micron	$(1,032)	$167	$1,850

Earnings (loss) per share:
Basic	$(1.04)	$0.17	$2.09
Diluted	(1.04)	0.17	1.85

Number of shares used in per share calculations:
Basic	991.2	988.0	887.5
Diluted	991.2	1,007.5	1,050.7

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the year ended	August 30, 2012	September 1, 2011	September 2, 2010
Net income (loss)	$(1,031)	$190	$1,900
Other comprehensive income (loss), net of tax:
Net gain (loss) on foreign currency translation adjustments	(16)	63	11
Net unrealized gain (loss) on investments	(24)	11	5
Net gain (loss) on derivatives	(18)	48	—
Pension liability adjustments	—	5	(2)
Other comprehensive income (loss)	(58)	127	14
Total comprehensive income (loss)	(1,089)	317	1,914
Comprehensive (income) loss attributable to noncontrolling interests	5	(29)	(49)
Comprehensive income (loss) attributable to Micron	$(1,084)	$288	$1,865

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	August 30, 2012	September 1, 2011
Assets
Cash and equivalents	$2,459	$2,160
Short-term investments	100	—
Receivables	1,289	1,497
Inventories	1,812	2,080
Other current assets	98	95
Total current assets	5,758	5,832
Long-term marketable investments	374	52
Property, plant and equipment, net	7,103	7,555
Equity method investments	389	483
Intangible assets, net	371	414
Other noncurrent assets	333	416
Total assets	$14,328	$14,752

Liabilities and equity
Accounts payable and accrued expenses	$1,641	$1,830
Deferred income	248	443
Equipment purchase contracts	130	67
Current portion of long-term debt	224	140
Total current liabilities	2,243	2,480
Long-term debt	3,038	1,861
Other noncurrent liabilities	630	559
Total liabilities	5,911	4,900

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,017.7 shares issued and outstanding (984.3 as of September 1, 2011)	102	98
Additional capital	8,920	8,610
Accumulated deficit	(1,402)	(370)
Accumulated other comprehensive income	80	132
Total Micron shareholders' equity	7,700	8,470
Noncontrolling interests in subsidiaries	717	1,382
Total equity	8,417	9,852
Total liabilities and equity	$14,328	$14,752

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at September 3, 2009	848.7	$85	$7,257	$(2,385)	$(4)	$4,953	$1,986	$6,939
Net income				1,850		1,850	50	1,900
Other comprehensive income (loss), net					15	15	(1)	14
Stock issued in acquisition of Numonyx	137.7	14	1,098			1,112		1,112
Stock-based compensation expense			93			93		93
Stock issued under stock plans	6.6		8			8		8
Distributions to noncontrolling interests, net						—	(229)	(229)
Repurchase and retirement of common stock	(2.4)		(20)	(1)		(21)		(21)
Exercise of stock rights held by Intel	3.9					—		—
Acquisition of noncontrolling interests in TECH			10			10	(10)	—
Balance at September 2, 2010	994.5	$99	$8,446	$(536)	$11	$8,020	$1,796	$9,816
Net income				167		167	23	190
Other comprehensive income (loss), net					121	121	6	127
Issuance and repurchase of convertible debts			211			211		211
Stock-based compensation expense			76			76		76
Stock issued under stock plans	11.1	1	27			28		28
Distributions to noncontrolling interests, net						—	(217)	(217)
Repurchase and retirement of common stock	(21.3)	(2)	(160)	(1)		(163)		(163)
Acquisition of noncontrolling interests in TECH			67			67	(226)	(159)
Purchase of capped calls			(57)			(57)		(57)
Balance at September 1, 2011	984.3	$98	$8,610	$(370)	$132	$8,470	$1,382	$9,852
Net loss				(1,032)		(1,032)	1	(1,031)
Other comprehensive income (loss), net					(52)	(52)	(6)	(58)
Issuance of convertible debts			191			191		191
Conversion of 2013 Notes	27.3	3	135			138		138
Stock-based compensation expense			87			87		87
Stock issued under stock plans	7.1	1	5			6		6
Acquisition of noncontrolling interest in IMFS						—	(466)	(466)
Distributions to noncontrolling interests, net						—	(194)	(194)
Purchase and settlement of capped calls			(102)			(102)		(102)
Repurchase and retirement of common stock	(1.0)	—	(6)	—		(6)		(6)
Balance at August 30, 2012	1,017.7	$102	$8,920	$(1,402)	$80	$7,700	$717	$8,417

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 30, 2012	September 1, 2011	September 2, 2010
Cash flows from operating activities
Net income (loss)	$(1,031)	$190	$1,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	2,141	2,105	1,922
Amortization of debt discount and other costs	81	57	83
Equity in net loss of equity method investees	294	158	39
Stock-based compensation	87	76	93
Loss on extinguishment of debt	—	113	—
Gain from disposition of Japan Fab	—	(54)	—
Gain from acquisition of Numonyx	—	—	(437)
Change in operating assets and liabilities:
Receivables	238	54	(516)
Inventories	258	(357)	(121)
Accounts payable and accrued expenses	(83)	(88)	201
Customer prepayments	254	4	(147)
Deferred income	(56)	146	84
Deferred income taxes, net	3	103	(45)
Other	(72)	(23)	40
Net cash provided by operating activities	2,114	2,484	3,096

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,699)	(2,550)	(616)
Purchases of available-for-sale securities	(564)	(9)	(3)
Additions to equity method investments	(187)	(31)	(165)
Proceeds from sales and maturities of available-for-sale securities	152	1	3
Proceeds from sales of property, plant and equipment	67	127	94
(Increase) decrease in restricted cash	5	330	(240)
Return of equity method investment	1	48	—
Proceeds from sale of interest in Hynix JV	—	—	423
Cash acquired from acquisition of Numonyx	—	—	95
Other	(87)	42	(39)
Net cash used for investing activities	(2,312)	(2,042)	(448)

Cash flows from financing activities
Proceeds from issuance of debt	1,065	690	200
Proceeds from equipment sale-leaseback transactions	609	268	—
Cash received from noncontrolling interests	197	8	38
Acquisition of noncontrolling interests	(466)	(159)	—
Distributions to noncontrolling interests	(391)	(225)	(267)
Repayments of debt	(203)	(1,215)	(840)
Payments on equipment purchase contracts	(172)	(322)	(330)
Cash (paid) received for capped call transactions	(102)	(57)	—
Cash paid to purchase common stock	(6)	(163)	(21)
Other	(34)	(20)	—
Net cash provided by (used for) financing activities	497	(1,195)	(1,220)

Net increase (decrease) in cash and equivalents	299	(753)	1,428
Cash and equivalents at beginning of period	2,160	2,913	1,485
Cash and equivalents at end of period	$2,459	$2,160	$2,913

Supplemental disclosures
Income taxes refunded (paid), net	$13	$(99)	$2
Interest paid, net of amounts capitalized	(72)	(59)	(95)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	897	469	420
Conversion of notes to stock, net of unamortized issuance cost	138	—	—
Exchange of convertible notes	—	175	—
Stock and restricted stock units issued in acquisition of Numonyx	—	—	1,112
Acquisition of interest in Transform	—	—	65
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)

Significant Accounting Policies

Basis of Presentation: We are a global manufacturer and marketer of semiconductor devices, principally DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products.  In addition, we manufacture components for CMOS image sensors and other semiconductor products.  The accompanying consolidated financial statements include the accounts of Micron Technology, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Certain reclassifications, none of which are material, have been made to prior period amounts to conform to current period presentation. The payment for the acquisition of noncontrolling interests in 2011 has been corrected and reclassified in the statement of cash flows from an investing activity to a financing activity. Disclosures of certain deferred tax assets and liabilities in prior years were corrected with corresponding changes in the valuation allowance, resulting in no change to net deferred tax assets.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal years 2012, 2011 and 2010 each contained 52 weeks.  All period references are to our fiscal periods unless otherwise indicated.

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

Revenue Recognition: We recognize product or license revenue when persuasive evidence that a sales arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.  Since we are unable to estimate returns and changes in market price, and therefore the price is not fixed or determinable, sales made under agreements allowing pricing protection or rights of return (other than for product warranty) are deferred until customers have resold the product.

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment.  Development of a product is deemed complete once the product has been thoroughly reviewed and tested for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for NAND Flash, DRAM and certain emerging memory technologies are shared with our joint venture partners.  Amounts receivable from these cost-sharing arrangements are reflected as a reduction of research and development expense.  (See "Equity Method Investments" and "Consolidated Variable Interest Entities – IM Flash" notes.)

Stock-based Compensation: Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as expense under the straight-line attribution method over the requisite service period.  We issue new shares upon the exercise of stock options or conversion of share units.  (See "Equity Plans" note.)

Stock Repurchases: When we repurchase and retire our common stock, any excess of the repurchase price paid over par value is allocated between paid-in capital and retained earnings.

Functional Currency: The U.S. dollar is the functional currency for all of our consolidated operations.

Financial Instruments: Cash equivalents include highly liquid short-term investments with original maturities to us of three months or less, readily convertible to known amounts of cash.  Investments with original maturities greater than three months and remaining maturities less than one year are included in short-term investments.  Investments with remaining maturities greater than one year are included in long-term marketable investments.  The carrying value of investment securities sold is determined using the specific identification method.

Derivative and Hedging Instruments: We use derivative financial instruments, primarily forward and option contracts, to manage exposures to fluctuating currency exchange rates. We do not use financial instruments for trading or speculative purposes. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated as hedges for accounting purpose, gains or losses from changes in fair values are recognized in other income (expense). For derivative instruments designated as cash-flow hedges, the effective portion of the gain or loss is included as a component of other comprehensive income (loss), and the ineffective or excluded portion of the gain or loss is included in other operating income (expense). The amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings.  Effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the forecasted cash flows of the hedged item. For the effectiveness assessment of our cash-flow hedges, changes in the time value are excluded for forward contracts and included for options. (See "Derivative Financial Instruments – Currency Derivatives with Hedge Accounting Designation" note.)
Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market values of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  When market values are below costs, we record a charge to cost of goods sold to write down inventories to their estimated market value in advance of when the inventories are actually sold.  Inventories are generally categorized as memory (primarily DRAM and NAND Flash and NOR Flash) and imaging products for purposes of determining average cost and market value.  The major characteristics considered in determining inventory categories are product type and markets.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of generally 10 to 30 years for buildings, generally 5 to 7 years for equipment and 3 to 5 years for software.  Assets held for sale are carried at the lower of cost or estimated fair value and are included in other noncurrent assets.  When property or equipment is retired or otherwise disposed, the net book value of the asset is removed and we recognize any gain or loss in our results of operations.

We capitalize interest on borrowings during the active construction period of capital projects.  Capitalized interest is added to the cost of the underlying assets and amortized over the useful lives of the assets.

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

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because (1) its equity is not sufficient to permit it to finance its activities without additional support from its shareholders and (2) of the terms of its supply agreement with us and our partner, Nanya Technology Corporation ("Nanya"). We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) our dependence on our joint venture partner for financing and the ability to operate in Taiwan. Therefore, we account for our interest in Inotera under the equity method.

Transform: Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or our partner, Origin Energy Limited ("Origin"). We have determined that we do not have the power to direct the activities of Transform that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions. Therefore, we account for our interest in Transform under the equity method. On May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, Transform's operations were substantially discontinued.

For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions. Neither we nor the financial institutions have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the financial institutions and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangement with the EQUVO Entities is merely a financing vehicle and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that impact their economic performance and we do not consolidate the EQUVO Entities.

Consolidated Variable Interest Entities

IMFT: IM Flash Technologies, LLC ("IMFT") is a VIE because all of its costs are passed to us and its other member, Intel Corporation ("Intel"), through product purchase agreements and IMFT is dependent upon us or Intel for any additional cash requirements.  We determined that we have the power to direct the activities of IMFT that most significantly impact its economic performance.  The primary activities of IMFT are driven by the constant introduction of product and process technology.  Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  We also determined that we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.  Therefore, we consolidate IMFT. In the third quarter of 2012, we entered into agreements with Intel to restructure IMFT.

IMFS: Prior to April 6, 2012, IM Flash Singapore, LLP ("IMFS") was a VIE because all of its costs were passed to us and its other member, Intel, through product purchase agreements and IMFS was dependent upon us or Intel for any additional cash requirements.  Prior to April 6, 2012, we determined that we had the power to direct the activities of IMFS that most significantly impacted its economic performance.  Additionally, since 2010, we had significantly greater economic exposure than Intel as a result of our significantly higher ownership interest in IMFS.  Therefore, we consolidated IMFS. On April 6, 2012, we acquired Intel's remaining interests in IMFS and it ceased to be a VIE.

MP Mask: MP Mask Technology Center, LLC ("MP Mask") is a VIE because all of its costs are passed to us and its other member, Photronics, Inc. ("Photronics"), through product purchase agreements and MP Mask is dependent upon us or Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impact its economic performance, primarily because (1) of our tie-breaking voting rights over key operating decisions and (2) nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.  Therefore, we consolidate MP Mask.

For further information regarding our consolidated VIEs, see "Consolidated Variable Interest Entities" note.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this standard in the fourth quarter of 2012. The adoption of this standard did not have a material impact on our financial statements.

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

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a sponsor agreement (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"). The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or approximately $2.5 billion), less certain expenses of the reorganization proceedings and certain other items. As a condition of the Sponsor Agreement, we deposited 1.8 billion yen (or approximately $23 million) into an escrow account in July 2012 which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or approximately $750 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or approximately $1.75 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or approximately $250 million) in each of 2014 through 2017, and payments of 30 billion yen (or approximately $375 million) in each of 2018 and 2019.

We have agreed to provide additional support to Elpida, which may include a payment guarantee under certain circumstances, to facilitate its continued access to debtor-in-possession financing of up to 16 billion yen (or approximately $200 million) from third-party finance sources through the closing of the Elpida share purchase, and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or approximately $63 million) of continued debtor-in-possession financing from third parties for up to two months following the closing. In addition, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or approximately $800 million) of capital expenditures through June 30, 2014, including up to 40 billion yen (or approximately $500 million) prior to June 30, 2013, either by providing payment guarantees under certain circumstances, or by providing such financing directly.

Under applicable Japanese law, following the closing of the transaction, because a portion of the payments to creditors will be satisfied through the installment payments described above, the operation of the businesses of the Elpida Companies will remain subject to the oversight of the court in charge of the reorganization proceedings and of the trustees (including a trustee nominated by us upon the closing of the transaction).

The Sponsor Agreement contains certain termination rights, including our right to terminate the Sponsor Agreement if a change, taken together with all other changes, occurs that is or would reasonably be expected to be materially adverse to (i) the business, assets, etc. of Elpida and its subsidiaries, taken as a whole, or to the business, assets, etc. taken as a whole of Rexchip Electronics Corporation ("Rexchip"), a Taiwanese corporation formed as a manufacturing joint venture by Elpida and Powerchip Technology Corporation ("Powerchip"), a Taiwanese corporation; or (ii) our ability to operate Elpida's business immediately following closing in substantially the same manner as conducted by Elpida as of July 2, 2012.  Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock.

The trustees of the Elpida Companies submitted plans of reorganization to the court on August 21, 2012, which plans are subject to court and creditor approval under applicable Japanese law.  The Sponsor Agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the Sponsor Agreement.

Certain creditors of Elpida are challenging the proposed plan of reorganization submitted by the trustees and have proposed an alternative plan of reorganization. An examiner appointed by the court has reviewed both plans and is currently expected to make a recommendation to the court, on or about October 29, 2012, regarding whether to submit one or both plans of reorganization to creditors for approval.

The consummation of the Sponsor Agreement is subject to various closing conditions, including but not limited to approval by the Tokyo District Court, requisite creditor approval, receipt of approvals in bankruptcy proceedings in other jurisdictions and receipt of regulatory approvals, including the People's Republic of China. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a share purchase agreement with Powerchip and certain of its affiliates, under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock for approximately 10 billion New Taiwan dollars (or approximately $334 million). The consummation of this share purchase agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Elpida Sponsor Agreement. At the closing of the Elpida Sponsor Agreement and the Rexchip share purchase agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

Currency Hedging

Elpida Hedges: On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per U.S. dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, of $49 million is payable upon settlement. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.   These option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations.

Rexchip Hedges: On July 25, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollar per U.S. dollar). The cost of these options, which expire on April 2, 2013, of $3 million is payable upon settlement. These currency options mitigate the risk of a strengthening New Taiwan dollar for our payments under the Rexchip share purchase agreement.  These option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations.

Japan Fabrication Facility

On June 2, 2011, we sold our wafer fabrication facility in Japan (the "Japan Fab") to Tower Semiconductor Ltd. ("Tower"). Under the arrangement, Tower paid $40 million in cash, approximately 1.3 million ordinary shares of Tower (subsequent to a 1 for 15 reverse stock split on August 6, 2012), and $20 million in installment payments, which we received in the second and third quarters of 2012. The net carrying value of assets sold and liabilities transferred to Tower on the transaction date prior to the effects of the transaction was $23 million and we recorded a gain of $54 million (net of transaction costs of $3 million) in connection with the sale of the Japan Fab. We also recorded a tax provision of $74 million related to the gain on the sale and to write down certain deferred tax assets associated with the Japan Fab. In connection with the sale of the Japan Fab, we entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014.

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

We determined the fair value of the assets and liabilities of Numonyx as of May 7, 2010 using an in-exchange model. Because the fair value of the net assets acquired of $1,549 million exceeded the purchase price, we recognized a gain on the acquisition of $437 million in the third quarter of 2010.  We believe the gain realized in acquisition accounting was the result of a number of factors, including the following: significant losses recognized by Numonyx during the recent downturn in the semiconductor memory industry; substantial volatility in Numonyx's primary markets; market perceptions that future opportunities for Numonyx products in certain markets were limited; the liquidity afforded to the sellers as a result of the limited opportunities to realize the value of their investment in Numonyx; and potential gains to the sellers through their investment in our equity from synergies we realize with Numonyx.  In addition, we recognized a $51 million income tax benefit in connection with the acquisition. The results of operations for 2010 include $635 million of net sales and $14 million of operating losses from the Numonyx operations after the May 7, 2010 acquisition date.

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

For the year ended	2010
Net sales	$9,895
Net income	1,923
Net income attributable to Micron	1,873
Earnings per share:
Basic	$1.90
Diluted	1.72

The unaudited pro forma financial information included the results for the year ended September 2, 2010 and the results of Numonyx, including the adjustments described above, for the approximate fiscal year ended September 2, 2010.

Investments

As of August 30, 2012 and September 1, 2011, available-for-sale investments, including cash equivalents, were as follows:

As of	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,159	$—	$—	$2,159	$1,462	$—	$—	$1,462
Corporate bonds	233	1	—	234	—	—	—	—
Government securities	144	—	—	144	—	—	—	—
Asset-backed securities	77	—	—	77	—	—	—	—
Commercial paper	39	—	—	39	—	—	—	—
Certificates of deposit	31	—	—	31	155	—	—	155
Marketable equity securities	10	—	—	10	27	32	(7)	52
	$2,693	$1	$—	$2,694	$1,644	$32	$(7)	$1,669

As of August 30, 2012, no available-for-sale security had been in a loss position for longer than 12 months. During 2012, we recognized an other-than-temporary impairment on one of our marketable equity securities of $11 million.

The table below presents the amortized cost and fair value of available-for-sale debt securities as of August 30, 2012 by contractual maturity.

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$2,159	$2,159
Due in 1 year or less	161	161
Due in 1 - 2 years	157	157
Due in 2 - 4 years	188	189
Due after 4 years	18	18
	$2,683	$2,684

Net unrealized holding gains reclassified out of accumulated other comprehensive income from sales of available-for-sale securities were $31 million for 2012. Proceeds from the sales of available-for-sale securities for 2012, 2011 and 2010 were $149 million, $1 million, and $3 million, respectively. Gross realized gains from sales of available-for-sale securities were $34 million for 2012 and gross realized gains and losses for all other periods presented were not significant.

Receivables

As of	2012	2011
Trade receivables (net of allowance for doubtful accounts of $5 and $3, respectively)	$933	$1,105
Income and other taxes	80	137
Related party receivables	63	72
Other	213	183
	$1,289	$1,497

As of August 30, 2012 and September 1, 2011, related party receivables included $62 million and $67 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of August 30, 2012 and September 1, 2011, other receivables included $63 million and $15 million, respectively, from our foreign currency hedges. As of August 30, 2012 and September 1, 2011, other receivables included $34 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  As of August 30, 2012 and September 1, 2011, other receivables also included $17 million and $25 million, respectively, due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Derivative Financial Instruments," "Consolidated Variable Interest Entities," "Equity Method Investments" notes.)

Inventories

As of	2012	2011
Finished goods	$512	$596
Work in process	1,148	1,342
Raw materials and supplies	152	142
	$1,812	$2,080

Property, Plant and Equipment

As of	2012	2011
Land	$92	$92
Buildings (includes $196 and $163, respectively, for capital leases)	4,714	4,481
Equipment (includes $919 and $712, respectively, for capital leases)	15,653	14,735
Construction in progress	43	155
Software	323	293
	20,825	19,756
Accumulated depreciation (includes $253 and $430, respectively, for capital leases)	(13,722)	(12,201)
	$7,103	$7,555

Depreciation expense was $2,053 million, $2,026 million and $1,826 million for 2012, 2011 and 2010, respectively. Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $25 million as of August 30, 2012 and $35 million as of September 1, 2011.

Equity Method Investments

As of	2012		2011
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$370	39.7%	$388	29.7%
Transform	7	50.0%	87	50.0%
Other	12	Various	8	Various
	$389		$483

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

For the year ended	2012	2011	2010
Inotera:
Equity method loss	$(227)	$(154)	$(56)
Inotera Amortization	48	48	55
Other	(10)	(6)	(5)
	(189)	(112)	(6)
Transform	(99)	(31)	(12)
Other	(6)	(15)	(21)
	$(294)	$(158)	$(39)

The summarized financial information in the tables below reflects aggregate amounts for all of our equity method investees. Financial information is presented for the respective periods through which we recorded our proportionate share of each investee's results of operations, generally on a two-month lag. Summarized results of operations are presented only for the periods subsequent to our acquisition of an ownership interest.

As of	2012	2011
Current assets	$724	$942
Noncurrent assets	3,024	4,189
Current liabilities	2,519	3,201
Noncurrent liabilities	155	173

For the years ended	2012	2011	2010
Net sales	$1,798	$1,839	$1,927
Gross margin	(451)	(268)	73
Operating loss	(751)	(559)	(181)
Net loss	(793)	(594)	(237)

In June 2012, Transform began using the liquidation basis of accounting. Transform's statement of net assets (liabilities) in liquidation included $29 million of assets and $14 million of liabilities, which were excluded from the tables above. Additionally, Transform's statement of changes in net assets (liabilities) in liquidation included a decrease in the estimated fair values of net assets of $67 million. (See "Transform" below.)

Our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $329 million and primarily included our Inotera investment balance as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our rights and obligations to purchase a portion of Inotera's wafer production capacity under a supply agreement with Inotera. As a result of our March 2012 equity contribution to Inotera, our obligation to purchase Inotera's capacity may increase when additional output results from Inotera's capital investments enabled by our equity investment.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As a result of Inotera's sale of common shares in a public offering, our equity ownership interest decreased from our initial interest of 35.5% to 29.8% and we recognized a gain of $56 million in the first quarter of 2010.  In the second quarter of 2010, as part of another Inotera offering of common shares, we and Nanya each paid $138 million to purchase additional shares, slightly increasing our equity ownership interest to 29.9%.  In 2011, our ownership interest was reduced by shares issued under Inotera's employee stock plans and as of September 1, 2011, we held a 29.7% ownership interest in Inotera.  In March 2012, we contributed $170 million to Inotera, which increased our ownership percentage to 39.7%. As of August 30, 2012, we held a 39.7% ownership interest in Inotera, Nanya held a 26.3% ownership interest and the remaining ownership interest was publicly held.

In the second quarter of 2012, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of those investments.  These differences are being amortized as a net credit to earnings through equity in net loss of equity method investees (the "Inotera Amortization").  As of August 30, 2012, $19 million of Inotera Amortization remained to be recognized, of which $7 million is estimated to be amortized in 2013 with the remaining amount to be amortized through 2034. The $56 million gain recognized in the first quarter of 2010 on Inotera's issuance of shares included $33 million of accelerated Inotera Amortization.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $259 million for its six-month period ended June 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $1.85 billion as of June 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012 and December 31, 2011, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera obtained a waiver from complying with its financial covenants through June 30, 2012 and has requested an additional waiver from these requirements. Inotera's management has developed plans to improve its liquidity. There can be no assurance that Inotera will be successful in obtaining an additional waiver or improving its liquidity.

As of August 30, 2012, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $370 million, which exceeded our net carrying value of $321 million. The net carrying value is our investment balance less cumulative translation adjustments in accumulated other comprehensive income (loss). As of August 30, 2012 and September 1, 2011, there were gains of $49 million and $65 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). As a result of our March 2012 $170 million equity contribution to Inotera, we expect to receive a higher share of Inotera's 30-nanometer output when it becomes available as a result of Inotera capital investments enabled by our contribution. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Under the Inotera Supply Agreement, we purchased $646 million, $641 million, and $693 million of DRAM products in 2012, 2011 and 2010 respectively. In 2012, we recognized losses on our purchase commitment under the Inotera Supply Agreement of $17 million, $19 million and $40 million in our fourth, second and first quarters, respectively. In 2011, we recognized purchase commitment losses of $28 million, $3 million, $12 million and $11 million in the fourth, third, second and first quarters, respectively.

We recognized $65 million to net sales in 2010 from a licensing arrangement with Nanya, which ceased in April 2010.  Under a cost-sharing arrangement beginning in April 2010, we generally share DRAM development costs with Nanya. As a result of the cost-sharing arrangement, our research and development ("R&D") costs were reduced by $138 million, $141 million, and $51 million in 2012, 2011 and 2010, respectively.  In addition, we recognized royalty revenue from Nanya of $11 million, $25 million, and $6 million in 2012, 2011 and 2010, respectively, for sales of DRAM products manufactured by or for Nanya on process nodes of 50nm or higher. We recognized $13 million of revenue in 2010 under a technology transfer agreement with Inotera.

Transform

In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.   In exchange for the equity interest in Transform, we contributed nonmonetary assets, which consisted of manufacturing facilities, equipment, intellectual property and a fully-paid lease to a portion of our Boise, Idaho manufacturing facilities.  As of August 30, 2012, we and Origin each held a 50% ownership interest in Transform.  During 2012, 2011 and 2010, we and Origin each contributed $17 million, $30 million and $26 million, respectively, of cash to Transform.  We recognized net sales of $13 million, $20 million and $15 million in 2012, 2011 and 2010, respectively, for transition services provided to Transform. Revenue on our sales to Transform approximated costs.

As of August 30, 2012 and September 1, 2011, other noncurrent assets included $26 million and $29 million, respectively, for the manufacturing facilities leased to Transform and other noncurrent liabilities included $26 million and $29 million for deferred rent revenue on the fully-paid lease.

As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million in the third quarter of 2012. As of August 30, 2012, Transform's operations were substantially discontinued.

Other

Other equity method investments includes our 35% equity interest in Aptina. In 2009, we sold a 65% interest in Aptina, previously a wholly-owned subsidiary.  A portion of the 65% interest we sold is in the form of convertible preferred shares that have a liquidation preference over Aptina's common shares.  We recognize our share of Aptina's earnings or losses based on our common stock ownership percentage, which was 64% as of August 30, 2012. During the second quarter of 2012, the amount of cumulative loss we recognized from our investment in Aptina reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses. We will resume recognizing our proportionate share of Aptina's earnings only when our proportionate share of its earnings exceeds the amount of cumulative net losses not recognized.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For 2012, 2011 and 2010, we recognized net sales of $372 million, $349 million and $372 million, respectively, from products sold to Aptina, and cost of goods sold of $395 million, $358 million and $385 million, respectively.

Other equity method investments also included our 50% investment in MeiYa Technology Corporation ("MeiYa"). In connection with our acquisition of an equity interest in Inotera, we entered into agreements with Nanya pursuant to which both parties ceased future funding of, and resource commitments to, MeiYa.  Additionally, MeiYa sold substantially all of its assets to Inotera.  In the second quarter of 2011, we and Nanya each received a distribution from MeiYa of $48 million as a return of capital, representing substantially all of MeiYa's assets. In May 2012, we received $1 million as a return of our remaining MeiYa investment.

Intangible Assets

As of	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$575	$(234)	$571	$(203)
Customer relationships	127	(98)	127	(82)
Other	1	—	1	—
	$703	$(332)	$699	$(285)

During 2012 and 2011, we capitalized $47 million and $170 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 7 years, respectively. Amortization expense was $88 million, $79 million and $96 million for 2012, 2011 and 2010, respectively.  Annual amortization expense is estimated to be $83 million for 2013, $76 million for 2014, $58 million for 2015, $50 million for 2016 and $40 million for 2017.

Accounts Payable and Accrued Expenses

As of	2012	2011
Accounts payable	$818	$1,187
Salaries, wages and benefits	290	304
Customer advances	141	7
Related party payables	130	141
Income and other taxes	25	30
Other	237	161
	$1,641	$1,830

As of August 30, 2012 and September 1, 2011, related party payables included $130 million and $139 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of August 30, 2012, customer advances included $139 million for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of August 30, 2012, other noncurrent liabilities included $120 million from this agreement. (See "Consolidated Variable Interest Entities – IM Flash" note.)

As of August 30, 2012, other accounts payable and accrued expenses included $51 million of amounts payable for purchased currency options in connection with the Elpida Sponsor Agreement and Rexchip share purchase agreement. As of August 30, 2012 and September 1, 2011, other accounts payable and accrued expenses included $14 million and $17 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Derivative Financial Instruments" and "Consolidated Variable Interest Entities – IM Flash" note.)

Debt

As of	2012	2011
Capital lease obligations	$883	$423
2014 convertible senior notes	860	815
2032C convertible senior notes	451	—
2032D convertible senior notes	361	—
2031A convertible senior notes	265	255
2031B convertible senior notes	243	234
2027 convertible senior notes	141	135
Intel senior note	58	—
2013 convertible senior notes	—	139
	3,262	2,001
Less current portion	(224)	(140)
	$3,038	$1,861

Our senior notes are unsecured obligations ranking equally in right of payment with all of our other existing and future unsecured indebtedness, and are effectively subordinated to our capital lease obligations and all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  All of our debt obligations are structurally subordinated to all indebtedness of our subsidiaries.

Convertible Notes With Debt and Equity Components

The accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects our nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is to be accreted to principal through interest expense through the estimated life of the note.

The debt and equity components of all of our convertible notes outstanding as of August 30, 2012 were required to be accounted for separately. The debt and equity components of our 2013 Notes were not required to be stated separately.

Principal and carrying amounts of the liability components for our convertible notes with debt and equity components were as follows:

As of	2012			2011
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
2014 Notes	$949	$(89)	$860	$949	$(134)	$815
2032C Notes	550	(99)	451	—	—	—
2032D Notes	450	(89)	361	—	—	—
2031A Notes	345	(80)	265	345	(90)	255
2031B Notes	345	(102)	243	345	(111)	234
2027 Notes	175	(34)	141	175	(40)	135

As of August 30, 2012, the remaining amortization period for the debt discount was approximately 2, 7, 9, 6, 8, and 5 years for 2014 Notes, 2032C Notes, 2032D Notes, 2031A Notes, 2031B Notes, and 2027 Notes, respectively.

Carrying amounts of the equity components for our convertible notes with debt and equity components were as follows:

As of	2012	2011
2014 Notes	$368	$368
2032C Notes	101	—
2032D Notes	90	—
2031A Notes	89	89
2031B Notes	109	109
2027 Notes	40	40

Interest expense for our convertible notes with debt and equity components was as follows:

For the year ended	2012	2011	2010
Contractual interest expense:
2014 Notes, stated rate of 1.875%	$18	$19	$24
2032C Notes, stated rate of 2.375%	5	—	—
2032D Notes, stated rate of 3.125%	5	—	—
2031A Notes, stated rate of 1.5%	5	1	—
2031B Notes, stated rate of 1.875%	6	1	—
2027 Notes, stated rate of 1.875%	3	3	—
	42	24	24

Amortization of discount and issuance costs:
2014 Notes, effective rate of 7.9%	47	46	56
2032C Notes, effective rate of 6.0%	5	—	—
2032D Notes, effective rate of 6.3%	3	—	—
2031A Notes, effective rate of 6.5%	11	1	—
2031B Notes, effective rate of 7.0%	10	1	—
2027 Notes, effective rate of 6.9%	6	5	—
	82	53	56
	$124	$77	$80

Capital Lease Obligations

We have various capital lease obligations due in periodic installments through August 2050 with weighted-average effective interest rates of 4.9% as of 2012 and 6.1% as of 2011. In 2012, we received $609 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $609 million at a weighted-average effective interest rate of 4.2%, payable in periodic installments through August 2016. In 2011, we received $268 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $246 million at a weighted-average effective interest rate of 5.4%, payable in periodic installments through May 2016.

2014 Notes

In May 2007, we issued $1.3 billion of the 2014 Notes due June 2014, of which $351 million was extinguished in 2011 in connection with a debt restructure (see "Debt Restructure" below). The initial conversion rate of the 2014 Notes is 70.2679 shares of common stock per $1,000 principal amount, or approximately $14.23 per share. Interest is payable in June and December of each year.

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

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of the 2014 Notes in cash upon conversion. As a result, upon conversion of the 2014 Notes, only the amounts payable in excess of the principal amounts of the 2014 Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2014 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price (approximately $18.50 per share) for at least 20 trading days during any 30 consecutive trading-day period. The redemption price is the principal amount to be redeemed, plus accrued and unpaid interest.

Cash Repurchase at the Option of the Holder: Upon a change in control or a termination of trading, as defined in the indenture, holders may require us to repurchase for cash all or a portion of their 2014 Notes at a repurchase price equal to the principal amount, plus accrued and unpaid interest, if any.

2032C and 2032D Notes

On April 18, 2012, we issued $550 million of the 2032C Notes and $450 million of the 2032D Notes (collectively referred to as the "2032 Notes"), each due May 2032. Issuance costs for the 2032 Notes totaled $21 million. The initial conversion rate for the 2032C Notes is 103.8907 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.63 per share of common stock. The initial conversion rate for the 2032D Notes is 100.1803 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.98 per share of common stock. Interest is payable in May and November of each year.

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

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of the 2032 Notes in cash upon conversion. As a result, upon conversion of the 2032 Notes, only the amounts payable in excess of the principal amounts of the 2032 Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2032C Notes on or after May 1, 2016 and the 2032D Notes on or after May 1, 2017 if the volume weighted average price of our common stock has been at least 130% of the conversion price (approximately $12.52 per share for the 2032C Notes and $12.97 per share for the 2032D Notes) for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount plus accrued and unpaid interest. If we redeem the 2032C Notes prior to May 4, 2019, or the 2032D Notes prior to May 4, 2021, we will also pay a make-whole premium in cash equal to the present value of all remaining scheduled payments of interest from the redemption date to May 4, 2019 for the 2032C Notes, or to May 4, 2021 for the 2032D Notes, using a discount rate equal to 150 basis points.

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

2031A and 2031B Notes

On July 26, 2011, we issued $345 million of the 2031A Notes and $345 million of 2031B Notes (collectively referred to as the "2031 Notes"), each due August 2031. The initial conversion rate for the 2031 Notes is 105.2632 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $9.50 per share of common stock. Interest is payable in February and August of each year.

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

Upon conversion, we will pay cash up to the aggregate principal amount and cash, shares of common stock or a combination of cash and shares of common stock, at our option, for any remaining conversion obligations. As a result of the conversion provisions in the indenture, upon conversion of the 2031 Notes, only the amounts payable in excess of the principal amounts of the 2031 Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2031A Notes on or after August 5, 2013 and the 2031B Notes on or after August 5, 2014 if the last reported sale price of our common stock has been at least 130% of the conversion price (approximately $12.35 per share) for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount plus accrued and unpaid interest. If we redeem the 2031A Notes prior to August 5, 2015, or the 2031B Notes prior to August 5, 2016, we will also pay a make-whole premium in cash equal to the present value of all remaining scheduled payments of interest on the 2031 Notes, using a discount rate equal to 150 basis points.

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

2027 Notes

In connection with a debt restructure in 2011 (see "Debt Restructure" below), we issued $175 million of the 2027 Notes due June 2027. The initial conversion rate is 91.7431 shares of common stock per $1,000 principal amount or approximately $10.90 per share, and is subject to adjustment upon the occurrence of certain events specified in the indenture.

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

Upon conversion, we will pay cash up to the aggregate principal amount and shares of common stock or cash, at our option, for any remaining conversion obligation. As a result of the conversion provisions in the indenture, upon conversion of the 2027 Notes, only the amounts payable in excess of the principal amounts of the 2027 Notes are considered in diluted earnings per share under the treasury stock method.

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

Intel Note

In connection with the IM Flash joint venture agreements, on April 6, 2012, we borrowed $65 million under a two-year senior unsecured promissory note from Intel, payable in approximately equal quarterly installments with interest at a rate of 3-month LIBOR minus 50 basis points. The proceeds of the loan are to be used to fund purchases of equipment relating to the research and development or manufacturing of certain emerging memory technologies. (See "Consolidated Variable Interest Entities – IM Flash" note.)

2013 Notes Conversion

In the third quarter of 2012, we provided a written notice that we would redeem our 2013 convertible senior notes on June 4, 2012. As of June 4, 2012, the entire $139 million of principal amount of the 2013 Notes had been converted by holders into 27.3 million shares. We were required to pay a make-whole premium of $9 million, which is reflected in interest expense.

Debt Restructure

In the first quarter of 2011, in connection with a series of debt restructure transactions with certain holders of our convertible notes, we recognized a loss of $111 million as follows:

•	$15 million on the exchange of $175 million in aggregate principal amount of our 2014 Notes for $175 million in aggregate principal amount of new 2027 Notes;

•	$17 million (including transaction fees) on the repurchase of $176 million in aggregate principal amount of our 2014 Notes for $171 million in cash; and

•	$79 million (including transaction fees) on the repurchase of $91 million in aggregate principal amount of our 2013 Notes for $166 million in cash.

Subsequent Events – Financing

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain accounts receivable. We granted a security interest in such receivables to collateralize the facility. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum.

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we can draw up to $214 million under the facility agreement prior to April 4, 2013.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.38% per annum.  Additional amounts drawn will bear interest, at our option, at either (i) a fixed rate negotiated at the time of the draw request or (ii) a floating rate equal to the six-month LIBOR rate plus 1.6% per annum.  The facility agreement contains customary covenants.

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 30, 2012, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

As of August 30, 2012	Notes Payable	Capital Lease Obligations
2013	$33	$231
2014	974	218
2015	—	224
2016	—	228
2017	175	23
2018 and thereafter	1,690	71
Discounts and interest, respectively	(493)	(112)
	$2,379	$883

Commitments

As of August 30, 2012, we had commitments of approximately $550 million for the acquisition of property, plant and equipment.  We lease certain facilities and equipment under operating leases.  Total rental expense was $48 million, $69 million and $41 million for 2012, 2011 and 2010, respectively.  We also subleased certain facilities and buildings under operating leases to Aptina and recognized $4 million and $7 million of rental income in 2012 and 2011, respectively.  As of August 30, 2012, minimum future rental commitments are as follows:

As of August 30, 2012	Operating Lease Commitments
2013	$25
2014	16
2015	9
2016	9
2017	7
2018 and thereafter	24
$90

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

On March 6, 2009, Panavision Imaging, LLC "(Panavision") filed suit against us and Aptina Imaging Corporation, then a wholly-owned subsidiary, in the U.S. District Court for the Central District of California. The complaint alleged that certain of our and Aptina's image sensor products infringed four Panavision U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On February 7, 2011, the Court ruled that one of the four patents in suit was invalid for indefiniteness. On March 10, 2011, claims relating to the remaining three patents in suit were dismissed with prejudice. Panavision subsequently filed a motion for reconsideration of the Court's decision regarding invalidity of the first patent, and we filed a motion for summary judgment of non-infringement of such patent. On July 8, 2011, the Court issued an order that rescinded its prior indefiniteness decision, and held that the disputed term does not render the claims in suit indefinite. On February 3, 2012, the Court granted our motion for summary judgment of non-infringement. On March 20, 2012, we executed a settlement agreement with Panavision pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

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

On March 28, 2012, Technology Partners Limited LLC (“TPL”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us. The complaint alleges that certain of our Lexar flash card readers infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. On March 26, 2012, TPL filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patents and seeking an exclusion order preventing the importation of certain flash card readers. The District Court action has been stayed pending the outcome of the ITC matter. The ITC matter was scheduled for trial on January 7, 2013. On October 8, 2012, we executed a settlement agreement with TPL pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

On April 17, 2012, Anu IP, LLC (“Anu”) filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our Lexar USB drives infringe one U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On April 18, 2012, Anu filed a parallel complaint with the U.S. International Trade Commission under Section 337 of the Tariff Act of 1930 against us and numerous other companies alleging infringement of the same patent and another related patent and seeking an exclusion order preventing the importation of certain USB drives. The District Court action has been stayed pending the outcome of the ITC matter. On August 27, 2012, we executed a settlement agreement with Anu pursuant to which the parties agreed to a settlement and release of all claims and a dismissal with prejudice of the litigation, which did not have a material effect on our business, results of operations or financial condition.

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

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss, except as noted in the discussion of the Panavision, TPL and Anu matters above. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Antitrust Matters

On May 5, 2004, Rambus filed a complaint in the Superior Court of the State of California (San Francisco County) against us and other DRAM suppliers which alleged that the defendants harmed Rambus by engaging in concerted and unlawful efforts affecting Rambus DRAM by eliminating competition and stifling innovation in the market for computer memory technology and computer memory chips.  Rambus' complaint alleged various causes of action under California state law including, among other things, a conspiracy to restrict output and fix prices, a conspiracy to monopolize, intentional interference with prospective economic advantage, and unfair competition. Rambus sought a judgment for damages of approximately $3.9 billion, joint and several liability, trebling of damages awarded, punitive damages, a permanent injunction enjoining the defendants from the conduct alleged in the complaint, interest, and attorneys' fees and costs. Trial began on June 20, 2011, and the case went to the jury on September 21, 2011. On November 16, 2011, the jury found for us on all claims. On April 2, 2012, Rambus filed a notice of appeal to the California 1st District Court of Appeal.

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of August 30, 2012, we had paid $45 million into an escrow account in accordance with the settlement agreement.

Three putative class action lawsuits alleging price-fixing of DRAM products also have been filed against us in Quebec, Ontario, and British Columbia, Canada, on behalf of direct and indirect purchasers, asserting violations of the Canadian Competition Act and other common law claims (collectively the "Canadian Cases").  The claims were initiated between December 2004 (British Columbia) and June 2006 (Quebec). The plaintiffs seek monetary damages, restitution, costs, and attorneys' fees. The substantive allegations in these cases are similar to those asserted in the DRAM antitrust cases filed in the United States.  Plaintiffs' motion for class certification was denied in the British Columbia and Quebec cases in May and June 2008, respectively.  Plaintiffs subsequently filed an appeal of each of those decisions.  On November 12, 2009, the British Columbia Court of Appeal reversed, and on November 16, 2011, the Quebec Court of Appeal also reversed the denial of class certification and remanded the cases for further proceedings. On October 16, 2012, we entered into a settlement agreement resolving these three putative class action cases subject to certain conditions including final court approval of the settlement. The settlement amount did not have a material effect on our business, results of operations or financial condition.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

On September 24, 2010, Oracle America Inc. ("Oracle"), successor to Sun Microsystems, a DRAM purchaser that opted-out of a direct purchaser class action suit that was settled, filed suit against us in U.S. District Court for the Northern District of California. The complaint alleged a conspiracy to increase DRAM prices and other violations of federal and state antitrust and unfair competition laws based on purported conduct for the period from August 1, 1998 through at least June 15, 2002. Oracle sought joint and several damages, trebled, as well as restitution, disgorgement, attorneys' fees, costs and injunctive relief. On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of the litigation. The settlement amount was paid in May 2012.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchasers cases, the Canadian Cases and Oracle matter above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 30, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $177 million.

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

Shareholders' Equity

Repurchase of Common Stock

On July 26, 2011, we paid $150 million to repurchase 19.7 million shares of common stock at $7.60 per share.

Capped Calls

Issued and Outstanding Capped Calls: Concurrent with the offering of the 2032C and 2032D Notes, in April 2012, we entered into capped call transactions (the "2012C Capped Calls" and "2012D Capped Calls," collectively the "2012 Capped Calls") that have an initial strike price of approximately $9.80 and $10.16 per share, respectively, subject to certain adjustments, which was set to be slightly higher than the initial conversion prices of approximately $9.63 for the 2032C Notes and $9.98 for the 2032D Notes.  The 2012C Capped Calls are in four tranches, with cap prices of $14.26, $14.62, $15.33 and $15.69 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2032C Notes, an approximate combined total of 56.3 million shares of common stock.  The 2012C Capped Calls expire on various dates between May 2016 and November 2017. The 2012D Capped Calls are in four tranches, with cap prices of $14.62, $15.33, $15.69 and $16.04 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2032D Notes, an approximate combined total of 44.3 million shares of common stock.  The 2012D Capped Calls expire on various dates between November 2016 and May 2018.  The 2012 Capped Calls are intended to reduce the potential dilution upon conversion of the 2032 Notes.  The 2012 Capped Calls may be settled in shares or cash, at our election. Settlement of the 2012 Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below $9.80, to a maximum of $551 million.  We paid $103 million to purchase the 2012 Capped Calls, which was charged to additional capital.

Concurrent with the offering of the 2031 Notes, in July 2011, we entered into capped call transactions (the "2011 Capped Calls") that have an initial strike price of approximately $9.50 per share, subject to certain adjustments, which was set to equal the initial conversion price of the 2031 Notes.  The 2011 Capped Calls are in four equal tranches, with cap prices of $11.40, $12.16, $12.67 and $13.17 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2031 Notes, an approximate combined total of 72.6 million shares of common stock.  The 2011 Capped Calls expire on various dates between July 2014 and February 2016.  The 2011 Capped Calls are intended to reduce the potential dilution upon conversion of the 2031 Notes.  Settlement of the 2011 Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero if the market price per share of our common stock is at or below $9.50 to a maximum of $207 million.  We paid $57 million to purchase the 2011 Capped Calls, which was charged to additional capital.

Concurrent with the offering of the 2013 Notes in April 2009, we entered into capped call transactions (the "2009 Capped Calls") that have an initial strike price of approximately $5.08 per share, subject to certain adjustments, which was set to equal the initial conversion price of the 2013 Notes.  The 2009 Capped Calls have a cap price of $6.64 per share and cover, subject to anti-dilution adjustments similar to those contained in the 2013 Notes, an approximate combined total of 45.2 million shares of common stock, and are subject to standard adjustments for instruments of this type.  The 2009 Capped Calls expire in October 2012 and November 2012.  We elected to settle the 2009 Capped Calls in cash and the amount we will receive will depend on the market price per share of our common stock on the expiration dates. We paid $25 million to purchase the 2009 Capped Calls, which was charged to additional capital.

Settlement and Expiration of the 2007 Capped Calls: Concurrent with the offering of the 2014 Notes, we purchased capped calls with a strike price of approximately $14.23 per share and various expiration dates between November 2011 and December 2012 (the "2007 Capped Calls").  In the first six months of 2012, 2007 Capped Calls covering 30.4 million shares expired according to their terms.  In April 2012, we settled the remaining 2007 Capped Calls, covering 60.9 million shares, and received a de minimis payment.

Accumulated Other Comprehensive Income (Loss)

As of	2012	2011
Accumulated translation adjustment, net	$49	$65
Gain (loss) on derivatives, net	31	43
Gain (loss) on investments, net	1	25
Unrecognized pension liability	(1)	(1)
Accumulated other comprehensive income	$80	$132

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for capital expenditures and operating cash flows, primarily denominated in the euro and yen.  In connection with the Elpida Sponsor Agreement and Rexchip share purchase agreement entered into in July 2012, we are exposed to significant currency exchange rate risk for the yen and New Taiwan dollar. We use derivative instruments to manage our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with our capital expenditures and operating cash flows, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows. For exposures associated with our yen or New Taiwan dollar denominated payment obligations under the Elpida sponsor agreement and Rexchip share purchase agreement, our primary objective for entering into currency derivatives is to mitigate risks if those currencies strengthen relative to the U.S. dollar, while preserving some ability for us to benefit if those currencies weaken.

Our derivatives consist primarily of currency forward contracts and currency options.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of August 30, 2012, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts, was equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency Derivatives without Hedge Accounting Designation

We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (referred to as Level 2).  Realized and unrealized gains and losses on derivative instruments and the underlying monetary assets and liabilities are included in other operating (income) expense.

In connection with the currency exchange rate risk with the Elpida Sponsor Agreement and Rexchip share purchase agreement, we utilized currency options that expire on April 3, 2013 and April 2, 2013, respectively. Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (referred to as Level 2).  These options are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other operating (income) expense.

Total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

Currency	Notional Amount (in U.S. Dollars)		Fair Value of
			Asset (1)	(Liability) (2)
As of August 30, 2012
Forward contracts:
Singapore dollar	$251		$—	$(1)
Euro	173		2	(1)
Shekel	65		—	(1)
Yen	18		—	—
Currency options:
Yen	5,050	(3)	57	—
New Taiwan dollar	342		2	—
	$5,899		$61	$(3)

As of September 1, 2011
Forward contracts:
Singapore dollar	$210		$—	$—
Euro	301		3	—
Shekel	98		—	(2)
Yen	165		3	—
Other	50		—	—
	$824		$6	$(2)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

(3)	Notional amount includes purchased options of $2,527 million and sold options of $2,523 million.

For currency forward contracts and options without hedge accounting designation, we recognized net losses of $17 million for 2012, gains of $21 million for 2011 and losses of $29 million for 2010, which were included in other operating (income) expense.

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (referred to as Level 2). For derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss).  For derivatives hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other operating (income) expense.  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
Currency		Asset (1)	(Liability) (2)
As of August 30, 2012
Forward contracts:
Yen	$108	$2	$—
Euro	35	—	—
Currency options:
Yen	32	—	—
	$175	$2	$—
As of September 1, 2011
Forward contracts:
Yen	$19	$1	$—
Euro	232	8	—
	$251	$9	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For 2012 and 2011, we recognized $9 million of net derivative losses and $49 million of net derivative gains, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating (income) expense were not significant in 2012 and 2011.  In 2012, $9 million of net gains were reclassified from accumulated other comprehensive income (loss) to earnings. As of August 30, 2012, the amount of net derivative gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $10 million.

Fair Value Measurements

Accounting standards establish three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2) and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,159	$—	$—	$2,159	$1,462	$—	$—	$1,462
Commercial paper	—	29	—	29	—	—	—	—
Certificates of deposit	—	27	—	27	—	155	—	155
Government securities	—	5	—	5	—	—	—	—
	2,159	61	—	2,220	1,462	155	—	1,617
Short-term investments:
Government securities	—	51	—	51	—	—	—	—
Corporate bonds	—	31	—	31	—	—	—	—
Commercial paper	—	10	—	10	—	—	—	—
Asset-backed securities	—	4	—	4	—	—	—	—
Certificates of deposit	—	4	—	4	—	—	—	—
	—	100	—	100	—	—	—	—
Long-term marketable investments:
Corporate bonds	—	203	—	203	—	—	—	—
Government securities	—	88	—	88	—	—	—	—
Asset-backed securities	—	73	—	73	—	—	—	—
Marketable equity securities	5	5	—	10	37	15	—	52
	5	369	—	374	37	15	—	52
Noncurrent assets:
Assets held for sale	—	—	25	25	—	—	35	35
	—	—	25	25	—	—	35	35

	$2,164	$530	$25	$2,719	$1,499	$170	$35	$1,704

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We periodically perform supplemental analysis to validate information obtained from our pricing services. As of August 30, 2012, no adjustments were made to such pricing information.

Level 3 assets consisted primarily of semiconductor equipment and facilities classified as held for sale. Fair value for semiconductor equipment was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for facilities was determined based on sales of similar facilities and properties in comparable markets. Losses recognized in 2012 and 2011 due to fair value measurements using Level 3 inputs were not significant. For 2012, activity of assets held for sale was not significant.

Marketable equity securities included approximately 1.3 million ordinary shares (subsequent to a 1 for 15 reverse stock split on August 6, 2012) of Tower Semiconductor Ltd. ("Tower") received in connection with our sale of our wafer fabrication facility in Japan in June 2011. As of September 1, 2011, the shares were valued using quoted market prices in an active market and discounted using a protective put model for our resale restriction (Level 2). During 2012, the resale restrictions lapsed for 0.7 million of the shares, which were valued using quoted market prices (Level 1) as of August 30, 2012.

Fair Value Measurements on a Nonrecurring Basis

Our non-marketable securities, equity method investments, and non-financial assets such as intellectual property and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.

During the third quarter of 2012, the Board of Directors of Transform approved a liquidation plan. As a result, we impaired our investment in Transform to the estimated liquidation values for its assets and liabilities measured using unobservable inputs (Level 3). Transform's primary assets were semiconductor equipment and a manufacturing facility. The fair values for semiconductor equipment were based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for the facility was determined based on sales of similar facilities and properties in comparable markets. Based on our valuation of Transform's net assets, we recognized an other-than-temporary impairment charge of $69 million in equity in net loss of equity method investees.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of the 2014 Notes, the 2027 Notes, the 2031 Notes, and the 2032 Notes classified in equity) were as follows:

As of	2012		2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$2,669	$2,321	$1,845	$1,578
Other notes	56	58	—	—

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

Equity Plans

As of August 30, 2012, we had an aggregate of 169.0 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 105.1 million shares were subject to outstanding awards and 63.9 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after September, 2004 generally expire six years from the date of grant. All other options expire ten years from the grant date.

Option activity for 2012 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at September 1, 2011	99.3	$11.06
Granted	21.4	5.74
Exercised	(1.5)	3.49
Cancelled or expired	(23.5)	17.43
Outstanding at August 30, 2012	95.7	8.42	2.8	$53

Exercisable at August 30, 2012	55.3	$9.71	1.7	$31
Expected to vest after August 30, 2012	38.6	6.65	4.4	22

The following table summarizes information about options outstanding as of August 30, 2012:

			Outstanding Options			Exercisable Options
Range of Exercise Prices			Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
$2.07	-	$4.52	13.4	2.2	$3.01	9.4	$3.07
5.00	-	7.92	40.8	4.1	6.45	13.0	6.84
8.02	-	10.89	12.9	4.1	9.58	4.4	9.59
11.03	-	13.99	22.3	0.8	12.44	22.2	12.45
14.01	-	19.61	6.3	0.7	16.05	6.3	16.05
			95.7	2.8	8.42	55.3	9.71

The weighted-average grant-date fair value per share was $3.18, $4.46 and $4.13 for options granted during 2012, 2011 and 2010, respectively. The total intrinsic value was $6 million, $35 million, and $13 million for options exercised during 2012, 2011 and 2010, respectively.

The fair values of option awards were estimated at each grant date using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on our stock and on historical volatility.  Since 2009, the expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options.  Prior to 2009, the expected lives of options granted were based on the simplified method provided by the Securities and Exchange Commission.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

For the year ended	2012	2011	2010
Average expected life in years	5.1	5.1	5.1
Weighted-average expected volatility	66%	56%	60%
Weighted-average risk-free interest rate	0.9%	1.8%	2.3%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of August 30, 2012, there were 9.4 million shares of Restricted Stock Awards outstanding, of which 2.2 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards activity for 2012 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at September 1, 2011	8.8	$8.17
Granted	5.8	5.43
Restrictions lapsed	(4.7)	7.47
Cancelled	(0.5)	7.26
Outstanding at August 30, 2012	9.4	6.87

Expected to vest after August 30, 2012	8.1	$6.75

Restricted Stock Awards granted for 2012, 2011 and 2010 were as follows:

For the year ended	2012	2011	2010
Service-based awards	3.9	4.4	5.9
Performance-based awards	1.9	1.2	1.8
Weighted-average grant-date fair values per share	$5.43	$8.72	$8.29

Restricted Stock Awards granted during 2010 included 4.1 million of service-based and 0.7 million of performance-based Restricted Stock Awards as part of our acquisition of Numonyx. The aggregate fair value at the lapse date of awards for which restrictions lapsed during 2012, 2011 and 2010 was $32 million, $43 million and $65 million, respectively.

Stock-based Compensation Expense

For the year ended	2012	2011	2010
Stock-based compensation expense by caption:
Cost of goods sold	$23	$20	$23
Selling, general and administrative	47	38	50
Research and development	17	17	18
Other operating (income) expense	—	1	2
	$87	$76	$93

Stock-based compensation expense by type of award:
Stock options	$57	$44	$37
Restricted stock awards	30	32	56
	$87	$76	$93

Selling, general and administrative expense for 2012 included $13 million from the vesting of restricted stock and stock options in connection with the death of our former Chief Executive Officer.

Stock-based compensation expense of $5 million and $5 million was capitalized and remained in inventory as of August 30, 2012 and September 1, 2011, respectively. As of August 30, 2012, $138 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the fourth quarter of 2016, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have 401(k) retirement plans ("RAM Plans") under which U.S. employees may contribute up to 75% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our common stock.  In 2011 we reinstated our match under the RAM Plans after being suspended in 2009. We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the RAM Plans was $41 million and $26 million in 2012 and 2011, respectively.

Retirement Plans

We have pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  We have determined that these pension plans are not material for separate disclosure.

Other Operating (Income) Expense, Net

For the year ended	2012	2011	2010
Loss from termination of lease to IMFT	$17	$—	$—
Restructure	7	(21)	(10)
(Gain) loss from changes in currency exchange rates	6	6	23
(Gain) loss on disposition of property, plant and equipment	5	(17)	(1)
Samsung patent cross-license agreement	—	(275)	—
Gain from disposition of Japan Fab	—	(54)	—
Other	13	(19)	(39)
	$48	$(380)	$(27)

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

Other Non-Operating Income (Expense), Net

Other non-operating income for 2012 included $35 million in net gains from equity investments. Other non-operating income for 2011 included $15 million for the termination of our debt guarantee obligation that we recorded in connection with our acquisition of Numonyx and a $111 million loss recognized in connection with a series of debt restructure transactions with certain holders of our convertible notes. (See "Debt" note.) Other non-operating income for 2010 included $56 million of gain recognized in connection with Inotera's sale of common shares in a public offering. (See "Equity Method Investments – Inotera" note.)

Income Taxes

For the year ended	2012	2011	2010
Income (loss) before taxes, net income attributable to noncontrolling interests and equity in net loss of equity method investees:
U.S.	$(1,028)	$257	$1,383
Foreign	274	294	537
	$(754)	$551	$1,920
Income tax (provision) benefit:
Current:
U.S. federal	$14	$—	$66
Foreign	(22)	(89)	(24)
State	—	(1)	(4)
	(8)	(90)	38
Deferred:
U.S. federal	—	—	(5)
Foreign	25	(113)	(14)
	25	(113)	(19)
Income tax (provision) benefit	$17	$(203)	$19

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit was as follows:

For the year ended	2012	2011	2010
U.S. federal income tax (provision) benefit at statutory rate	$264	$(193)	$(672)
Foreign operations	104	(119)	135
State taxes, net of federal benefit	9	(5)	(22)
Tax credits	2	17	3
Change in valuation allowance	(373)	103	424
Debt repurchase premium	—	(20)	—
Gain on acquisition of Numonyx	—	—	153
Other	11	14	(2)
Income tax (provision) benefit	$17	$(203)	$19

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

As of	2012	2011
Deferred tax assets:
Net operating loss and credit carryforwards	$1,816	$1,558
Accrued salaries, wages and benefits	99	99
Deferred income	39	55
Other	76	55
Gross deferred tax assets	2,030	1,767
Less valuation allowance	(1,535)	(1,220)
Deferred tax assets, net of valuation allowance	495	547

Deferred tax liabilities:
Debt discount	(182)	(138)
Unremitted earnings on certain subsidiaries	(111)	(117)
Product and process technology	(61)	(50)
Property, plant and equipment	(38)	(107)
Intangible assets	(17)	(24)
Other	(21)	(41)
Deferred tax liabilities	(430)	(477)

Net deferred tax assets	$65	$70

Reported as:
Current deferred tax assets (included in other current assets)	$19	$26
Noncurrent deferred tax assets (included in other noncurrent assets)	47	60
Noncurrent deferred tax liabilities (included in other noncurrent liabilities)	(1)	(16)
Net deferred tax assets	$65	$70

We have a valuation allowance against substantially all U.S. net deferred tax assets.  As of August 30, 2012, our federal, state and foreign net operating loss carryforwards were $3.5 billion, $2.2 billion and $737 million respectively.  If not utilized, substantially all of our federal and state net operating loss carryforwards will expire in 2023 to 2032 and the foreign net operating loss carryforwards will begin to expire in 2017.  As of August 30, 2012, our federal and state tax credit carryforwards were $208 million and $203 million, respectively.  If not utilized, substantially all of our federal and state tax credit carryforwards will expire in 2013 to 2032.  As a consequence of prior business acquisitions, utilization of the tax benefits for some of the tax carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code and some portion or all of these carryforwards may not be available to offset any future taxable income.

The changes in valuation allowance of $315 million and $(75) million in 2012 and 2011, respectively, are primarily due to uncertainties of realizing certain U.S. and foreign net operating losses and certain tax credit carryforwards.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $1.1 billion as of August 30, 2012 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended	2012	2011	2010
Beginning unrecognized tax benefits	$121	$88	$1
Settlements with tax authorities	(29)	(2)	(1)
Decreases related to tax positions from prior years	(14)	(3)	—
Foreign currency translation increases (decreases) to tax positions	(9)	6	—
Increases related to tax positions taken during current year	6	28	11
Increases related to tax positions from prior years	2	4	14
Unrecognized tax benefits acquired in current year	—	—	63
Ending unrecognized tax benefits	$77	$121	$88

Included in the unrecognized tax benefits balance as of August 30, 2012, September 1, 2011 and September 2, 2010 were $66 million, $113 million and $87 million, respectively, of unrecognized income tax benefits, which if recognized, would affect our effective tax rate.  In connection with the acquisition of Numonyx in 2010, we accrued a $66 million liability related to uncertain tax positions on the tax years of Numonyx open to examination.  We recorded an indemnification asset for a significant portion of these unrecognized income tax benefits related to uncertain tax positions. We recognize interest and penalties related to income tax matters within income tax expense. As of August 30, 2012, September 1, 2011 and September 2, 2010, accrued interest and penalties related to uncertain tax positions was $12 million, $16 million and $6 million, respectively.

We are unable to reasonably estimate possible increases or decreases in uncertain tax positions that may occur within the next 12 months due to the uncertainty of the timing of the resolution and/or closure on audits.  However, we do not anticipate any such change would be significant.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision in 2012, 2011 and 2010 by $52 million ($0.05 per diluted share), $72 million ($0.07 per diluted share) and $69 million ($0.07 per diluted share), respectively.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world.  Our U.S. federal and state tax returns remain open to examination for 2008 through 2012.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 2005 to 2012.  We are currently under examination in various taxing jurisdictions in which we conduct business operations. We believe that adequate amounts of taxes and related interest and penalties have been provided for, and any adjustments as a result of the examinations are not expected to materially adversely affect our business, results of operations or financial condition.

Earnings Per Share

For the year ended	2012	2011	2010
Net income (loss) available to Micron shareholders – Basic	$(1,032)	$167	$1,850
Net effect of assumed conversion of debt	—	—	93
Net income (loss) available to Micron shareholders – Diluted	$(1,032)	$167	$1,943

Weighted-average common shares outstanding – Basic	991.2	988.0	887.5
Net effect of dilutive equity awards, escrow shares and assumed conversion of debt	—	19.5	163.2
Weighted-average common shares outstanding – Diluted	991.2	1,007.5	1,050.7

Earnings (loss) per share:
Basic	$(1.04)	$0.17	$2.09
Diluted	(1.04)	0.17	1.85

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

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2012	2011	2010
Employee stock plans	104.8	81.4	92.2
Convertible notes	257.6	182.7	—

Our 2027 Notes and 2031 Notes contain terms that upon conversion require us to settle the aggregate principal amount in cash and the remainder of our conversion obligation amount in either shares of our common stock or cash, at our election. Our 2014 Notes and 2032 Notes contain terms that upon conversion provide us the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due. It is our current intent to settle the principal amount of the 2014 Notes and 2032 Notes in cash upon conversion. As a result of these conversion terms, the 257.6 million shares underlying the 2014 Notes, 2027 Notes, 2031 Notes and 2032 Notes are considered in diluted earnings per share under the treasury stock method. (See "Debt" note.)

Consolidated Variable Interest Entities

IM Flash

We partnered with Intel to form IMFT in 2006 and IMFS in 2007 to manufacture NAND Flash memory products for the exclusive use of the members. IMFT (and IMFS prior to April 6, 2012) is governed by a Board of Managers. The number of managers appointed by each member to the board varies based on the members' respective ownership interests. The members' ownership percentage is based on contributions to the partnership. We have owned 51% of IMFT from inception through August 30, 2012. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to a series of contributions by us that were not fully matched by Intel.

On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. Additionally, we received a $300 million deposit from Intel which may be applied either to Intel's purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded.

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

•	financing of $65 million provided by Intel to us under a two-year senior unsecured promissory note, payable with interest in approximately equal quarterly installments; and

•	termination of IMFT's lease to use approximately 50% of our Virginia fabrication facility, which resulted in a charge to other operating expense of $17 million in 2012.

The following table presents IM Flash's distributions to and contributions from its shareholders ("IM Flash" includes both IMFT and IMFS for all periods prior to April 6, 2012 and includes only IMFT for the period after April 6, 2012):

For the year ended	2012	2011	2010
IM Flash distributions to Micron	$439	$234	$278
IM Flash distributions to Intel	391	225	267
Micron contributions to IM Flash	151	1,580	128
Intel contributions to IM Flash	177	—	38

IM Flash sells products to the joint venture members generally in proportion to their ownership interests at long-term negotiated prices approximating cost. Due to the changes in ownership, our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. As a result of our restructuring of IM Flash on April 6, 2012, Intel has no continuing rights to the output from the IMFS and Virginia facilities. Intel continues to receive output from IMFT in proportion to its ownership interest at long-term negotiated prices approximating cost and, subsequent to April 6, 2012, also purchases NAND Flash products from us under a cost-plus supply arrangement. Aggregate sales of NAND Flash products to Intel (including sales by IMFT at prices approximating cost and sales by us under the cost-plus supply agreement) were $986 million, $884 million and $764 million for 2012, 2011 and 2010, respectively. Receivables from Intel for sales of NAND Flash products as of August 30, 2012 and September 1, 2011, were $103 million and $165 million, respectively.

As a result of changes to the timing of the passage of title in the IMFT supply agreement with Intel, effective April 6, 2012, sales are now recognized upon completion of wafer fabrication, rather than after backend assembly and test are completed. As a result, we sold $97 million of backend inventories, which generated a one-time increase in NAND sales and reduction in work in process inventories in 2012.

The following table presents the total assets and liabilities of IMFT and IMFS included in our consolidated balance sheet. Amounts as of September 1, 2011 included IMFT and IMFS, which were aggregated due to the similarity of their function, operations and the way our management reviewed the results of their operations. Amounts as of August 30, 2012 included only IMFT.

As of	2012	2011
Assets
Cash and equivalents	$157	$327
Receivables	78	252
Inventories	67	227
Other current assets	5	11
Total current assets	307	817
Property, plant and equipment, net	1,342	4,121
Other noncurrent assets	36	66
Total assets	$1,685	$5,004

Liabilities
Accounts payable and accrued expenses	$104	$458
Deferred income	10	125
Equipment purchase contracts	58	37
Current portion of long-term debt	6	8
Total current liabilities	178	628
Long-term debt	18	58
Other noncurrent liabilities	129	4
Total liabilities	$325	$690
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

The table above included, as of September 1, 2011, assets of $2,999 million and liabilities of $433 million, related to our IM Flash entities that, subsequent to April 6, 2012, were wholly-owned by us.

Our ability to access IMFT's cash and investments to finance our other operations is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IM Flash manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share product design and other NAND Flash R&D costs with Intel. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement with Intel to include certain emerging memory technologies, but did not change the cost-sharing percentage. R&D expenses were reduced by reimbursements from Intel of $87 million, $95 million and $104 million for 2012, 2011 and 2010, respectively.

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through August 30, 2012, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We contributed $21 million and $9 million to MP Mask in 2012 and 2011, respectively. Photronics contributed $20 million and $8 million to MP Mask in 2012, 2011, respectively. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $26 million and $34 million as of August 30, 2012 and September 1, 2011, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	2012	2011
Current assets	$19	$24
Noncurrent assets (primarily property, plant and equipment)	170	143
Current liabilities	12	31
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

NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing market, as well as NAND Flash products sold to Intel through IM Flash.
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

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  For 2012 and 2011, certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of total net sales, cost of goods sold or forecasted wafer production. Prior to 2011, operating expenses were allocated to the reportable segments based on their respective percentages of total cost of goods sold, as certain historical forecast data was not available. There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

For the year ended	2012	2011	2010
Net sales:
NSG	$2,853	$2,196	$2,113
DSG	2,691	3,203	4,638
WSG	1,184	1,959	778
ESG	1,054	1,002	521
All Other	452	428	432
	$8,234	$8,788	$8,482

Operating income (loss):
NSG	$198	$269	$240
DSG	(500)	290	1,269
WSG	(370)	20	(23)
ESG	156	237	152
All Other	(102)	(61)	(49)
	$(618)	$755	$1,589

Depreciation and amortization expense was as follows:

For the year ended	2012	2011	2010
NSG	$651	$513	$530
DSG	770	750	947
WSG	374	512	212
ESG	211	196	97
All Other	138	130	140
Depreciation and amortization expense included in operating income (loss)	2,144	2,101	1,926
Other amortization	78	61	79
Total depreciation and amortization expense	$2,222	$2,162	$2,005

Product Sales

For the year ended	2012	2011	2010
NAND Flash	$3,627	$3,193	$2,555
DRAM	3,178	3,620	5,052
NOR Flash	977	1,547	451
Other	452	428	424
	$8,234	$8,788	$8,482

Certain Concentrations

Market concentrations from 2012 net sales were approximately as follows: computing (including desktop PCs, servers, notebooks and workstations), 25%; consumer electronics, 20%; mobile, 15%; networking and storage, 10%; and solid state drives, 10%. Market concentrations from 2011 net sales were approximately as follows: computing (including desktop PCs, servers, notebooks and workstations), 30%; mobile, 25%; consumer electronics, 15%; and networking and storage, 15%. Market concentrations from 2010 net sales were approximately 45% computing. Customer concentrations included 12% of total 2012 net sales to Intel, 10% of total 2011 net sales to Intel and 13% of total 2010 net sales to HP. Substantially all of our sales to Intel in 2012 and 2011 were included in the NSG and WSG segments and substantially all of our sales to HP in 2010 were included in the DSG segment.

Certain of the raw materials and production equipment we use in manufacturing semiconductor products are available from multiple sources and in sufficient supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to receivables as a substantial portion of our customers are affiliated with the computing industry. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced significant losses on receivables. A concentration of risk may also exist with respect to derivatives as the number of counterparties to our hedges is limited and the notional amount is relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions. The 2012 Capped Calls, 2011 Capped Calls and 2009 Capped Calls expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. (See "Shareholders' Equity – Capped Call Transactions" note.)

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

For the year ended	2012	2011	2010
China	$2,936	$2,983	$3,294
United States	1,262	1,363	1,403
Asia Pacific (excluding China, Taiwan and Malaysia)	1,241	1,518	1,090
Taiwan	1,022	744	711
Europe	827	924	777
Malaysia	546	737	817
Other	400	519	390
	$8,234	$8,788	$8,482

Net property, plant and equipment by geographic area were as follows:

As of	2012	2011	2010
Singapore	$3,270	$3,569	$2,161
United States	3,246	3,487	3,925
China	328	179	90
Italy	163	190	173
Israel	59	94	111
Japan	2	1	81
Other	35	35	60
	$7,103	$7,555	$6,601

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,963	$2,172	$2,009	$2,090
Gross margin	219	234	210	305
Operating loss	(140)	(191)	(205)	(82)
Net loss	(242)	(320)	(282)	(187)
Net loss attributable to Micron	(243)	(320)	(282)	(187)

Loss per share:
Basic	$(0.24)	$(0.32)	$(0.29)	$(0.19)
Diluted	(0.24)	(0.32)	(0.29)	(0.19)

As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million in the third quarter of 2012.

On March 23, 2012, we entered into a settlement agreement with Oracle pursuant to which we agreed to make a payment of $58 million to Oracle for a settlement and full release of all claims and a dismissal with prejudice of their suit against us. The settlement amount was accrued and charged to operations in the second quarter of 2012.

Income taxes for the third quarter of 2012 included a tax benefits of $42 million related to the favorable resolution of a certain prior year tax matter, which was previously reserved as an uncertain tax position.

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

The results of operations for the first, second and third quarters of 2011 included gains, net of tax, of $167 million, $33 million and $30 million, respectively, from a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents, from Samsung.

The results of operations in the first quarter of 2011 included a loss of $111 million for a debt restructure transaction.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Micron Technology, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 30, 2012 and September 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
October 29, 2012

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

During the fourth quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 30, 2012.  The effectiveness of our internal control over financial reporting as of August 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Directors and Executive Officers of the Registrant," in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 30, 2012 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8.
2.	Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits.

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement dated as of May 17, 2007, by and between Micron Technology, Inc. and Morgan Stanley & Co. Incorporated, as representative of the underwriters (1)
1.2	Note Underwriting Agreement dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (2)
1.3
Common Stock Underwriting Agreement dated as of April 8, 2009, by and among Micron Technology, Inc. and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co., as representatives of the underwriters (2)

1.4	Purchase Agreement dated as of April 12, 2012, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities, LLC, as representatives of the initial purchasers (3)
2.1*
English Translation of Agreement on Support for Reorganization Companies with Nobuaki Kobayashi and Ykio Sakamoto, the trustees of Elpida Memory, Inc. and its wholly-owned subsidiary, Akita Elpida Memory, Inc. dated July 2, 2012 (4)

2.2*
Share Purchase Agreement dated July 2, 2012, among Micron Technology, Inc., Micron Semiconductor B.V, Powerchip Technology Corporation, Li-Hsin Investment Co. Ltd., Quantum Vision Corporation, Maxchip Electronics Corporation and Dr. Frank Huang.

3.1	Restated Certificate of Incorporation of the Registrant (5)
3.2	Bylaws of the Registrant, as amended (6)
4.1	Indenture dated November 3, 2010, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association (7)
4.2	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (3)
4.3	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (3)
4.4	Form of 2032C Note (included in Exhibit 4.2) (3)
4.5	Form of 2032D Note (included in Exhibit 4.3) (3)
4.6	Indenture dated as of May 23, 2007, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (1)
4.7	Convertible Senior Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 15, 2009 (8)
4.8	Form of 4.25% Convertible Senior Note due October 15, 2013 (included in Exhibit 4.7) (8)
4.9	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.50% Convertible Senior Notes due 2031 (9)
4.10	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.875% Convertible Senior Notes due 2031 (9)
10.1	Executive Officer Performance Incentive Plan, as Amended (10)
10.3	1994 Stock Option Plan, as Amended (10)
10.4	1994 Stock Option Plan Form of Agreement and Terms and Conditions (11)
10.5	1997 Nonstatutory Stock Option Plan, as Amended
10.6	1998 Non-Employee Director Stock Incentive Plan, as Amended (10)
10.7	1998 Nonstatutory Stock Option Plan, as Amended

10.8	2001 Stock Option Plan, as Amended
10.9	2001 Stock Option Plan Form of Agreement (12)
10.10	2002 Employment Inducement Stock Option Plan, as Amended (10)
10.11	2004 Equity Incentive Plan, as Amended
10.12	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (11)
10.13	Nonstatutory Stock Option Plan, as Amended
10.14	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (11)
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan, as Amended (10)
10.20*	Settlement and Release Agreement dated September 15, 2006, by and among Toshiba Corporation, Micron Technology, Inc. and Acclaim Innovations, LLC (13)
10.21*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (13)
10.22*	Omnibus Agreement dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (14)
10.23*	Limited Liability Partnership Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. And Intel Technology Asia Pte. Ltd. (14)
10.24*	Supply Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. And IM Flash Singapore, LLP (14)
10.25*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (14)
10.26*	Supply Agreement dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd. and IM Flash Singapore, LLP (14)
10.27	Form of Indemnification Agreement between the Registrant and its officers and directors (15)
10.28	Form of Severance Agreement between the Company and its officers (16)
10.29	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (17)
10.36*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (18)
10.38*	Manufacturing Services Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (18)
10.40*	MTV Lease Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (18)
10.41*	Product Designs Assignment Agreement dated January 6, 2006, between Intel Corporation and Micron Technology, Inc. (18)
10.42*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (18)
10.43*	Supply Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (18)
10.44*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (18)
10.45	Capped Call Confirmation (Reference No. CEODL6) by and between Micron Technology, Inc. and Morgan Stanley & Co. International plc (1)
10.46	Capped Call Confirmation (Reference No. 53228800) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.47	Capped Call confirmation (Reference No. 53228855) by and between Micron Technology, Inc. and Credit Suisse International (1)
10.48	2007 Equity Incentive Plan, as Amended
10.49	2007 Equity Incentive Plan Forms of Agreement (19)
10.50	Severance Agreement dated April 9, 2008, between Micron Technology, Inc. and Ronald C. Foster (20)
10.51*	Master Agreement dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (21)
10.52*	Joint Venture Agreement dated as of April 21, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (21)

10.54*	Joint Development Program Agreement dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (21)
10.55*	Technology Transfer and License Agreement for 68-50nm Process Nodes, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (21)
10.56*	Technology Transfer and License Agreement dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (21)
10.58*	Technology Transfer Agreement dated as of May 13, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and MeiYa Technology Corporation (21)
10.60	Micron Guaranty Agreement, dated April 21, 2008, by and between Nanya Technology Corporation and Micron Semiconductor B.V. (21)
10.61
TECH Facility Agreement dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (21)

10.62	Guarantee dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (21)
10.63	Form of Severance Agreement (22)
10.64	Lexar Media, Inc. 1996 Stock Option Plan, as Amended (10)
10.66*	Loan Agreement dated November 26, 2008, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Nan Ya Plastics Corporation (10)
10.67	Loan Agreement dated November 26, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (10)
10.69	Micron Guaranty Agreement, dated November 26, 2008, by Micron Technology, Inc. in favor of Nanya Technology Corporation (10)
10.70
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008 (10)

10.71*	Master Agreement dated November 26, 2008, among Micron Technology, Inc., Micron Semiconductor B.V., Nanya Technology Corporation, MeiYa Technology Corporation and Inotera Memories, Inc. (10)
10.72*	Joint Venture Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (10)
10.73*	Facilitation Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V., Nanya Technology Corporation and Inotera Memories, Inc. (10)
10.74*	Supply Agreement dated November 26, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (10)
10.75*	Amended and Restated Joint Development Program Agreement dated November 26, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (10)
10.76*	Amended and Restated Technology Transfer and License Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (10)
10.77*	Technology Transfer Agreement dated November 26, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and Inotera Memories, Inc. (10)
10.78*	Technology Transfer Agreement for 68-50nm Process Nodes, dated October 11, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (10)
10.81	Capped Call Confirmation (Reference No. SDB 1630322480) dated as of April 8, 2009, by and between Micron Technology, Inc. and Goldman, Sachs & Co. (2)
10.82	Capped Call Confirmation (Reference No. CGPWK6) dated as of April 8, 2009, by and between Micron Technology, Inc. and Morgan Stanley & Co International plc (2)
10.83	Capped Call Confirmation (Reference No. 325758) dated as of April 8, 2009, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (2)
10.84
Amendment Agreement, dated September 25, 2009, to TECH Facility Agreement dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd, DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (23)

10.85	Supplemental Deed dated September 25, 2009, to Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (23)

10.86	Loan Agreement dated as of November 25, 2009, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Mai Liao Power Corporation (24)
10.87*	Amended and Restated Joint Venture Agreement between Micron Semiconductor, B.V. and Nanya Technology Corporation dated January 11, 2010 (25)
10.88
Share Purchase Agreement among Micron Technology, Inc., Micron Semiconductor, B.V., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC dated February 9, 2010 (25)

10.89*	Framework Agreement among Micron Technology, Inc., STMicroelectronics N.V. and Numonyx B.V. dated February 9, 2010 (25)
10.90
Stockholder Rights and Restrictions Agreement by and among Micron Technology, Inc., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash LLC, dated as of May 7, 2010 (26)

10.91*	Second Amended and Restated Technology Transfer and License Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010 (27)
10.92*	Joint Development Program and Cost Sharing Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010 (27)
10.93	Equity Transfer Agreement between Numonyx B.V. and Hynix dated July 29, 2010 (27)
10.94*	Guarantee, Charge and Deposit Document between Numonyx B.V. and DBS Bank Ltd. dated August 31, 2010 (27)
10.95	Employment Agreement between Numonyx B.V. and Mario Licciardello dated March 30, 2008 (27)
10.96	Amendment to Mario Licciardello’s Employment Agreement dated March 26, 2009 (27)
10.97	Severance Agreement between Numonyx B.V. and Mario Licciardello dated March 26, 2009 (27)
10.98	Amendment to Severance Agreement between Numonyx B.V. and Mario Licciardello dated February 9, 2010 (27)
10.99	Numonyx Holdings B.V. Equity Incentive Plan (28)
10.100	Numonyx Holdings B.V. Equity Incentive Plan Forms of Agreement (28)
10.101	Purchase Agreement dated July 20, 2011, between Micron Technology, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers (9)
10.102	Form of Capped Call Confirmation dated as of July 20, 2011, between the Company and Société Genérale (29)
10.103	Form of Capped Call Confirmation dated as of July 22, 2011 (29)
10.104*
2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012 (30)

10.105*	IMFS Business Sale Agreement by and among Intel Technology Asia PTE LTD, Micron Semiconductor Asia PTE LTD and IM Flash Singapore, LLP dated February 27, 2012 (30)
10.106	Private Agreement between Micron Semiconductor Italia S.r.l. and Mario Licciardello dated May 24, 2012 (31)
10.107*	MTV Asset Purchase and Sale Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and IM Flash Technologies, LLC (32)
10.108*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (32)
10.109*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc. (32)
10.110*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC (32)
10.111*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC (32)
10.112*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia PTE LTD (32)
10.113*	Wafer Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Singapore (32)
10.114*	Deposit Agreement dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (32)
10.115	First Amendment to the Limited Liability Partnership Agreement dated April 6, 2012, between Micron Semiconductor Asia PTE LTD and Intel Technology PTE LTD (32)

10.116	Form of Capped Call Confirmation (3)
10.117	Currency Exchange Confirmation (Ref. No. SBD3616575404-3537679183) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc.
10.118	Currency Exchange Confirmation (Ref. No. SBD3616575406-3537683027) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc.
10.119	Currency Exchange Confirmation (Ref. No. SBD3616575405-3537682647) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc.
10.120	Currency Exchange Confirmation (Ref. No. 8000031078419 (LHFCZGIJ00)) dated July 2, 2012, by and between Micron Technology, Inc. and JPMorgan Chase Bank, N.A.
10.121	Currency Exchange Confirmation (Ref. No.8878658 / 578383) dated July 11, 2012, by and between Micron Technology, Inc. and HSBC Bank USA, N.A.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
99.1	Financial Statements of Inotera Memories, Inc. as of December 31, 2011 and December 31, 2010 and for each of the three years ended December 31, 2011.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(2)	Incorporated by reference to Current Report on Form 8-K dated April 8, 2009
(3)	Incorporated by reference to Current Report on Form 8-K dated April 12, 2012
(4)	Incorporated by reference to Current Report on Form 8-K/A dated July 2, 2012
(5)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(6)	Incorporated by reference to Current Report on Form 8-K dated January 24, 2012
(7)	Incorporated by reference to Current Report on Form 8-K dated November 3, 2010
(8)	Incorporated by reference to Current Report on Form 8-K dated April 15, 2009
(9)	Incorporated by reference to Current Report on Form 8-K dated July 26, 2011
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(12)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(15)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(16)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(19)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)
(20)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2008
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2008
(22)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(23)	Incorporated by reference to Current Report on Form 8-K dated September 25, 2009
(24)	Incorporated by reference to Current Report on Form 8-K dated November 25, 2009
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 4, 2010
(26)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 2010
(27)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 2, 2010
(28)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-167536)
(29)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 1, 2011
(30)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2012
(31)	Incorporated by reference to Current Report on Form 8-K dated April 24, 2012
(32)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 29th day of October 2012.

Micron Technology, Inc.
By:	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Mark Durcan	Chief Executive Officer	October 29, 2012
(D. Mark Durcan)	(Principal Executive Officer)

/s/ Ronald C. Foster	Vice President of Finance,	October 29, 2012
(Ronald C. Foster)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Robert L. Bailey	Director	October 29, 2012
(Robert L. Bailey)

/s/ Patrick J. Byrne	Director	October 29, 2012
(Patrick J. Byrne)

/s/ Mercedes Johnson	Director	October 29, 2012
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 29, 2012
(Lawrence N. Mondry)

/s/ Robert E. Switz	Chairman of the Board	October 29, 2012
(Robert E. Switz)	Director

MICRON TECHNOLOGY, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended August 30, 2012	$3	$—	$5	$(3)	$5
Year ended September 1, 2011	4	—	—	(1)	3
Year ended September 2, 2010	5	1	—	(2)	4

Deferred Tax Asset Valuation Allowance
Year ended August 30, 2012	$1,220	$—	$373	$(58)	$1,535
Year ended September 1, 2011	1,295	—	(103)	28	1,220
Year ended September 2, 2010	1,822	63	(424)	(166)	1,295

Certain deferred tax assets and liabilities in prior years were corrected with corresponding changes in the valuation allowance, resulting in no change to net deferred tax assets. The change in these items was not material for any period presented.