Form 10-Q/A
period 2012-05-31
MICRON TECHNOLOGY INC
filed 2012-11-20
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q/A
Amendment No. 1
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-10658
________________________________
Micron Technology, Inc.
(Exact name of registrant as specified in its charter)
________________________________

Delaware	75-1618004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(208) 368-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
The number of outstanding shares of the registrant's common stock as of July 3, 2012, was 1,017,533,224.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the period ended May 31, 2012, is being filed solely for the purpose of refiling Exhibits 10.107, 10.109, 10.110, 10.111, 10.112 and 10.113 (collectively, the “Exhibits”) in connection with a response to a confidential treatment request by the Company. The Exhibits were initially filed with the Company's Quarterly Report on Form 10-Q on July 9, 2012. The redactions to Exhibits 10.107 and 10.109 have been removed. The redactions to Exhibits 10.110, 10.111, 10.112 and 10.113 have been revised in accordance with a modified confidential treatment request filed by the Company with the Securities and Exchange Commission. The Company has made no other changes to the Quarterly Report on Form 10-Q for the period ended May 31, 2012.

PART II. OTHER INFORMATION

6.     Exhibits.

Exhibit Number	Description of Exhibit

1.1	Purchase Agreement, dated as of April 12, 2012, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities, LLC, as representatives of the initial purchasers (1)
3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, as amended (3)
4.1	Indenture, dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (1)
4.2	Form of 2032C Note (included in Exhibit 4.1) (1)
4.3	Indenture, dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (1)
4.4	Form of 2032D Note (included in Exhibit 4.3) (1)
10.1	Form of Capped Call Confirmation (1)
10.106	Private Agreement between Micron Semiconductor Italia S.r.l. and Mario Licciardello dated May 24, 2012 (4)
10.107	MTV Asset Purchase and Sale Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and IM Flash Technologies, LLC (7)
10.108*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC, dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (5)
10.109	Amendment to the Master Agreement, dated April 6, 2012, between Intel Corporation and Micron Technology, Inc. (7)
10.110*	Amended and Restated Supply Agreement, dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC (7)
10.111*	Amended and Restated Supply Agreement, dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC (7)
10.112*	Product Supply Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (7)
10.113*	Wafer Supply Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia Pte. Ltd. (7)
10.114*	Deposit Agreement, dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (5)
10.115	First Amendment to the Limited Liability Partnership Agreement dated April 6, 2012, between Micron Semiconductor Asia Pte. Ltd. and Intel Technology Pte. Ltd. (5)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (7)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (7)
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema Document. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (6)
_________________

(1) Incorporated by reference to Current Report on Form 8-K dated April 12, 2012
(2) Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(3) Incorporated by reference to Current Report on Form 8-K/A dated April 7, 2011
(4) Incorporated by reference to Current Report on Form 8-K dated May 31, 2012

(5) Filed on July 9, 2012, with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012.
(6) Furnished on July 9, 2012, with the filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012.
(7) Filed herewith.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: November 19, 2012	/s/ Ronald C. Foster
Ronald C. Foster
Vice President of Finance and Chief Financial Officer (Principal
Financial and Accounting Officer)