Form 10-Q
period 2012-11-29
MICRON TECHNOLOGY INC
filed 2013-01-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 1-10658

Micron Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1618004
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8000 S. Federal Way, Boise, Idaho	83716-9632
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(208) 368-4000

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of December 31, 2012, was 1,021,780,637.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	November 29, 2012	December 1, 2011
Net sales	$1,834	$2,090
Cost of goods sold	1,617	1,785
Gross margin	217	305

Selling, general and administrative	119	151
Research and development	224	230
Other operating (income) expense, net	31	6
Operating loss	(157)	(82)

Interest income	3	2
Interest expense	(57)	(35)
Other non-operating income (expense), net	1	—
	(210)	(115)

Income tax (provision) benefit	(13)	2
Equity in net loss of equity method investees	(52)	(74)
Net loss	(275)	(187)

Net income attributable to noncontrolling interests	—	—
Net loss attributable to Micron	$(275)	$(187)

Loss per share:
Basic	$(0.27)	$(0.19)
Diluted	(0.27)	(0.19)

Number of shares used in per share calculations:
Basic	1,013.7	981.4
Diluted	1,013.7	981.4

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	November 29, 2012	December 1, 2011
Net loss	$(275)	$(187)
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments	7	(21)
Gain (loss) on investments, net	2	2
Gain (loss) on derivatives, net	(5)	(11)
Pension liability adjustments	(1)	—
Other comprehensive income (loss)	3	(30)
Total comprehensive loss	(272)	(217)
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)
Comprehensive loss attributable to Micron	$(272)	$(218)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	November 29, 2012	August 30, 2012
Assets
Cash and equivalents	$2,102	$2,459
Short-term investments	169	100
Receivables	1,139	1,289
Inventories	1,831	1,812
Other current assets	74	98
Total current assets	5,315	5,758
Long-term marketable investments	527	374
Property, plant and equipment, net	7,199	7,103
Equity method investments	343	389
Intangible assets, net	359	371
Other noncurrent assets	324	333
Total assets	$14,067	$14,328

Liabilities and equity
Accounts payable and accrued expenses	$1,584	$1,641
Deferred income	227	248
Equipment purchase contracts	61	130
Current portion of long-term debt	266	224
Total current liabilities	2,138	2,243
Long-term debt	3,169	3,038
Other noncurrent liabilities	574	630
Total liabilities	5,881	5,911

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,021.0 shares issued and outstanding (1,017.7 as of August 30, 2012)	102	102
Additional capital	8,961	8,920
Accumulated deficit	(1,677)	(1,402)
Accumulated other comprehensive income	83	80
Total Micron shareholders' equity	7,469	7,700
Noncontrolling interests in subsidiaries	717	717
Total equity	8,186	8,417
Total liabilities and equity	$14,067	$14,328

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter ended	November 29, 2012	December 1, 2011
Cash flows from operating activities
Net loss	$(275)	$(187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	457	564
Amortization of debt discount and other costs	28	17
Equity in net loss of equity method investees	52	74
Stock-based compensation	19	20
Change in operating assets and liabilities:
Receivables	98	101
Inventories	(26)	(17)
Accounts payable and accrued expenses	(109)	(97)
Customer prepayments	(36)	(5)
Deferred income	(21)	(37)
Other	49	(29)
Net cash provided by operating activities	236	404

Cash flows from investing activities
Expenditures for property, plant and equipment	(434)	(697)
Purchases of available-for-sale securities	(317)	—
Proceeds from sales and maturities of available-for-sale securities	109	—
Proceeds from sales of property, plant and equipment	6	9
Other	(3)	(26)
Net cash used for investing activities	(639)	(714)

Cash flows from financing activities
Proceeds from issuance of debt	173	—
Proceeds from equipment sale-leaseback transactions	26	110
Cash received for capped call transactions	24	—
Cash received from noncontrolling interests	—	138
Payments on equipment purchase contracts	(104)	(49)
Repayments of debt	(52)	(48)
Distributions to noncontrolling interests	—	(83)
Other	(21)	(3)
Net cash provided by financing activities	46	65

Net decrease in cash and equivalents	(357)	(245)
Cash and equivalents at beginning of period	2,459	2,160
Cash and equivalents at end of period	$2,102	$1,915

Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	59	192

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is a global manufacturer and marketer of semiconductor devices, principally NAND Flash, DRAM and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. In addition, we manufacture components for CMOS image sensors and other semiconductor products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 30, 2012. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our first quarters of fiscal 2013 and 2012 ended on November 29, 2012 and December 1, 2011, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 30, 2012.

Variable Interest Entities

We have interests in entities that are Variable Interest Entities ("VIEs"). If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgment.

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because (1) its equity is not sufficient to permit it to finance its activities without additional support from its shareholders and (2) of the terms of its supply agreement with us and Nanya Technology Corporation ("Nanya"). We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya for financing and the ability to operate in Taiwan. Therefore, we account for our interest in Inotera under the equity method.

Transform: Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or Origin Energy Limited ("Origin"). We have determined that we do not have the power to direct the activities of Transform that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions. Therefore, we account for our interest in Transform under the equity method. In May 2012, the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, Transform's operations were substantially discontinued.

For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions. Neither we nor the financial institutions have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the financial institutions and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangement with the EQUVO Entities is merely a financing vehicle and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

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

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a sponsor agreement (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"). The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court (the "Court") under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or $2.44 billion, assuming approximately 82 yen per U.S. dollar, the exchange rate as of November 29, 2012), less certain expenses of the reorganization proceedings and certain other items. As a condition of the Sponsor Agreement, we deposited 1.8 billion yen (or $22 million) into an escrow account in July 2012 which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or $731 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.71 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $244 million) in each of 2014 through 2017, and payments of 30 billion yen (or $365 million) in each of 2018 and 2019.

We have agreed to provide additional financial support to Elpida, subject to certain conditions, which may include a payment guarantee under certain circumstances, to facilitate its continued access to working capital financing of up to 16 billion yen (or $195 million) from third-party finance sources through the closing of the Elpida share purchase, and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or $61 million) of continued working capital financing from third parties for up to two months following the closing. In addition, subject to certain conditions, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or $780 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or $487 million) incurred prior to June 30, 2013, either by providing payment guarantees under certain circumstances, or by providing such financing directly. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. As of November 29, 2012, we had provided a payment guarantee related to financing of capital expenditures of 29 million euros (or $38 million). In December 2012, we provided an additional payment guarantee related to financing of capital expenditures of 6 billion yen (or $73 million). Our obligations under these guarantee arrangements are collateralized by rights to certain equipment and other assets of Elpida.

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

The trustees of the Elpida Companies submitted plans of reorganization to the Court on August 21, 2012, which plans are subject to court and creditor approval under applicable Japanese law.  The Sponsor Agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the Sponsor Agreement. Certain creditors of Elpida have challenged the proposed plan of reorganization submitted by the trustees and proposed an alternative plan of reorganization. On October 31, 2012, the Court approved submission of the plans of reorganization as submitted by the trustees of the Elpida Companies to creditors for approval. The Court also issued an order that the alternative plan of reorganization proposed by certain creditors of Elpida not be submitted to a creditor vote. The deadline for creditors to vote on the plans of reorganization is February 26, 2013.

The consummation of the Sponsor Agreement is subject to various closing conditions, including but not limited to approval by the Court, requisite creditor approval, receipt of approvals in bankruptcy proceedings in other jurisdictions and receipt of regulatory approvals in other countries, including the People's Republic of China. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a share purchase agreement with Powerchip and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or $343 million, assuming approximately 29 New Taiwan dollars per U.S. dollar, the exchange rate as of November 29, 2012). The consummation of the Rexchip Share Purchase Agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Sponsor Agreement. At the closing of the Sponsor Agreement and the Rexchip Share Purchase Agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

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

As a result of the weaker yen since the inception of the hedge on July 2, 2012, the U.S. dollar equivalent of the 200 billion yen to be paid to the secured and unsecured creditors of the Elpida Companies decreased by $70 million as of November 29, 2012. As a result of the mark-to-market adjustments of the hedge, we have recorded cumulative losses in other operating expense of $53 million.

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

Investments

As of November 29, 2012 and August 30, 2012, available-for-sale investments, including cash equivalents, were as follows:

As of	November 29, 2012				August 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,733	$—	$—	$1,733	$2,159	$—	$—	$2,159
Corporate bonds	342	1	—	343	233	1	—	234
Government securities	222	—	—	222	144	—	—	144
Asset-backed securities	113	—	—	113	77	—	—	77
Commercial paper	64	—	—	64	39	—	—	39
Certificates of deposit	52	—	—	52	31	—	—	31
Marketable equity securities	10	2	—	12	10	—	—	10
	$2,536	$3	$—	$2,539	$2,693	$1	$—	$2,694

As of November 29, 2012, no available-for-sale security had been in a loss position for longer than 12 months.

The table below presents the amortized cost and fair value of available-for-sale debt securities as of November 29, 2012 by contractual maturity:

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$1,733	$1,733
Due in 1 year or less	279	279
Due in 1 - 2 years	195	196
Due in 2 - 4 years	291	292
Due after 4 years	28	27
	$2,526	$2,527

Net unrealized holding gains reclassified out of accumulated other comprehensive income from sales of available-for-sale securities were not significant for the first quarters of 2013 and 2012. Proceeds from the sales of available-for-sale securities were $93 million for the first quarter of 2013 and were not significant for the first quarter of 2012. Gross realized gains from sales of available-for-sale securities were not significant for the first quarters of 2013 and 2012.

Receivables

As of	November 29, 2012	August 30, 2012
Trade receivables (net of allowance for doubtful accounts of $4 and $5, respectively)	$863	$933
Income and other taxes	63	80
Related party receivables	52	63
Other	161	213
	$1,139	$1,289

As of November 29, 2012 and August 30, 2012, related party receivables included $52 million and $62 million, respectively, due from Aptina Imaging Corporation ("Aptina") primarily for sales of image sensor products under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of November 29, 2012 and August 30, 2012, other receivables included $10 million and $63 million, respectively, from our foreign currency hedges. As of November 29, 2012 and August 30, 2012, other receivables included $37 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  As of November 29, 2012 and August 30, 2012, other receivables also included $6 million and $17 million, respectively, due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Derivative Financial Instruments," "Consolidated Variable Interest Entities" and "Equity Method Investments" notes.)

Inventories

As of	November 29, 2012	August 30, 2012
Finished goods	$476	$512
Work in process	1,209	1,148
Raw materials and supplies	146	152
	$1,831	$1,812

Property, Plant and Equipment

As of	November 29, 2012	August 30, 2012
Land	$93	$92
Buildings	4,759	4,714
Equipment	16,051	15,653
Construction in progress	70	43
Software	324	323
	21,297	20,825
Accumulated depreciation	(14,098)	(13,722)
	$7,199	$7,103

Depreciation expense was $437 million and $542 million for the first quarters of 2013 and 2012, respectively. Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $25 million as of November 29, 2012 and $25 million as of August 30, 2012.

Equity Method Investments

As of	November 29, 2012		August 30, 2012
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$326	39.7%	$370	39.7%
Other	17	Various	19	Various
	$343		$389

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

Quarter ended	November 29, 2012	December 1, 2011
Inotera	$(53)	$(63)
Other	1	(11)
	$(52)	$(74)

Our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $276 million and primarily included our Inotera investment balance as well as related translation adjustments in accumulated other comprehensive income and receivables, if any.  We may also incur losses in connection with our rights and obligations to purchase a portion of Inotera's wafer production capacity under a supply agreement with Inotera.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As of November 29, 2012, we held a 39.7% ownership interest in Inotera, Nanya held a 26.3% ownership interest and the remaining ownership interest was publicly held.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of those investments.  These differences are being amortized as a net credit to earnings through equity in net loss of equity method investees (the "Inotera Amortization").  In the first quarter of 2012, we recognized $12 million of Inotera Amortization and as of August 30, 2012, the remaining amount of unrecognized Inotera Amortization was not significant.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $410 million for its nine-month period ended September 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $1.8 billion as of September 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera received a waiver from complying with the June 30, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

As of November 29, 2012, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $167 million, which was below our net carrying value of $270 million. The net carrying value is our investment balance less cumulative translation adjustments in accumulated other comprehensive income (loss). As of November 29, 2012 and August 30, 2012, there were gains of $56 million and $49 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera. We evaluated our investment in Inotera and concluded that the decline in the market value below carrying value was not an other-than-temporary-impairment for a number of reasons including: (1) the market value increased above our carrying value subsequent to the end of the first quarter of 2013 and (2) the difference between market value and carrying value existed for less than two months.

We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). We have rights to receive a higher share of Inotera's 30-nanometer output when it becomes available. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Under the Inotera Supply Agreement, we purchased $201 million and $156 million of DRAM products in the first quarters of 2013 and 2012, respectively. In the first quarter of 2012, we recognized losses on our purchase commitment under the Inotera Supply Agreement of $40 million.

Under a cost-sharing arrangement, we generally share DRAM development costs with Nanya. As a result of the cost-sharing arrangement, our research and development ("R&D") costs were reduced by $15 million and $37 million in the first quarters of 2013 and 2012, respectively.  In addition, we recognized royalty revenue from Nanya of $2 million and $3 million in the first quarters of 2013 and 2012, respectively, for sales of DRAM products manufactured by or for Nanya on process nodes of 50nm or higher.

We are currently in discussions with Nanya and Inotera regarding potential changes to our agreements. Such potential changes may include us receiving a significantly higher share of Inotera's output than our current share and an adjustment to the pricing formula. Additionally, our share of DRAM R&D costs may increase.

Other

Transform: In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.  As of November 29, 2012, we and Origin each held a 50% ownership interest in Transform.  As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, in May 2012 the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, Transform's operations were substantially discontinued.

Aptina: Other equity method investments included a 30.2% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the first quarters of 2013 and 2012, we recognized net sales of $61 million and $94 million, respectively, from products sold to Aptina, and cost of goods sold of $81 million and $94 million, respectively.

Intangible Assets

As of	November 29, 2012		August 30, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$578	$(244)	$575	$(234)
Customer relationships	127	(102)	127	(98)
Other	1	(1)	1	—
	$706	$(347)	$703	$(332)

During the first quarter of 2013 and 2012, we capitalized $9 million and $9 million, respectively, for product and process technology with weighted-average useful lives of 9 years and 10 years, respectively. Amortization expense was $20 million and $22 million for the first quarters of 2013 and 2012, respectively.  Annual amortization expense is estimated to be $82 million for 2013, $77 million for 2014, $59 million for 2015, $51 million for 2016 and $41 million for 2017.

Accounts Payable and Accrued Expenses

As of	November 29, 2012	August 30, 2012
Accounts payable	$825	$818
Salaries, wages and benefits	245	290
Related party payables	138	130
Customer advances	132	141
Income and other taxes	31	25
Other	213	237
	$1,584	$1,641

As of November 29, 2012 and August 30, 2012, related party payables included $138 million and $130 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of November 29, 2012 and August 30, 2012, customer advances included $130 million and $139 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of November 29, 2012 and August 30, 2012, other noncurrent liabilities included $94 million and $120 million, respectively. from this agreement. (See "Consolidated Variable Interest Entities – IM Flash" note.)

As of November 29, 2012 and August 30, 2012, other accounts payable and accrued expenses included $52 million and $51 million, respectively, of amounts payable for purchased currency options in connection with the Sponsor Agreement and Rexchip Share Purchase Agreement. Other accounts payable and accrued expenses as of November 29, 2012 and August 30, 2012 also included $10 million and $3 million, respectively, from our foreign currency hedges. As of November 29, 2012 and August 30, 2012, other accounts payable and accrued expenses included $16 million and $14 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Derivative Financial Instruments" and "Consolidated Variable Interest Entities – IM Flash" note.)

Debt

As of	November 29, 2012	August 30, 2012
2014 convertible senior notes, due June 2014 at stated rate of 1.875%, effective rate of 7.9%, net of discount of $77 and $89, respectively	$872	$860
Capital lease obligations, due in periodic installments through August 2050 at 4.9%	868	883
2032C convertible senior notes, due May 2032 at stated rate of 2.375%, effective rate of 6.0%, net of discount of $96 and $99, respectively	454	451
2032D convertible senior notes, due May 2032 at stated rate of 3.125%, effective rate of 6.3%, net of discount of $87 and $89, respectively	363	361
2031A convertible senior notes, due August 2031 at stated rate of 1.5%, effective rate of 6.5%, net of discount of $77 and $80, respectively	268	265
2031B convertible senior notes, due August 2031 at stated rate of 1.875%, effective rate of 7.0%, net of discount of $99 and $102, respectively	246	243
Term note payable, due in periodic installments through October 2017 at stated rate of 2.4%	173	—
2027 convertible senior notes, due June 2027 at stated rate of 1.875%, effective rate of 6.9%, net of discount of $33 and $34, respectively	142	141
Intel senior note, due in periodic installments through April 2014 at variable rate	49	58
	3,435	3,262
Less current portion	(266)	(224)
	$3,169	$3,038

Capital Lease Obligations

In the first quarter of 2013, we received $26 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $26 million at a weighted-average effective interest rate of 4.6%, payable in periodic installments through November 2016.

Term Note Payable

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we can draw up to $214 million under the facility agreement prior to April 4, 2013.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.4% per annum.  Additional amounts drawn will bear interest, at our option, at either (i) a fixed rate negotiated at the time of the draw request or (ii) a floating rate equal to the six-month LIBOR rate plus 1.6% per annum.  The facility agreement contains customary covenants.

Revolving Credit Facility

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain trade receivables. We granted a security interest in such receivables to collateralize the facility. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum. As of November 29, 2012, we had not drawn any amounts under this facility.

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

We are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy. On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid and/or unenforceable. Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief. We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that certain of our DDR2, DDR3, RLDRAM and RLDRAM II products infringe as many as fourteen Rambus patents and seeking monetary damages, treble damages, and injunctive relief. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

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

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The District Court has stayed the litigation pending the outcome of the inter-partes review by the Patent Office.

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our DRAM products infringe five U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

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

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of November 29, 2012, we had paid the full amount into an escrow account in accordance with the settlement agreement.

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

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the U.S. indirect purchaser cases and the Canadian Cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 29, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $149 million.

Other

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

Under the Sponsor Agreement, we have provided payment guarantees related to financing of capital expenditures. (See "Elpida Memory, Inc." note.)

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Quarter Ended November 29, 2012			Quarter Ended December 1, 2011
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$7,700	$717	$8,417	$8,470	$1,382	$9,852

Net loss	(275)	—	(275)	(187)	—	(187)
Other comprehensive income (loss)	3	—	3	(31)	1	(30)
Comprehensive income (loss)	(272)	—	(272)	(218)	1	(217)

Contribution from noncontrolling interests	—	—	—	—	138	138
Distributions to noncontrolling interests	—	—	—	—	(83)	(83)
Capital and other transactions attributable to Micron	41	—	41	19	—	19
Ending balance	$7,469	$717	$8,186	$8,271	$1,438	$9,709

2009 Capped Call Transactions

Concurrent with the offering of the 2013 Notes in April 2009, we entered into capped call transactions (the "2009 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2009 Capped Calls expired in October 2012 and November 2012.  We elected cash settlement and received $24 million in the first quarter of 2013.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period, as well as the activity for the quarter ended November 29, 2012, were as follows:

	August 30, 2012	Other Comprehensive Income	November 29, 2012
Cumulative foreign currency translation adjustments	$49	$7	$56
Gain (loss) on derivatives, net	31	(5)	26
Gain (loss) on investments, net	1	2	3
Pension liability adjustments	(1)	(1)	(2)
Accumulated other comprehensive income	$80	$3	$83

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for capital expenditures and operating cash flows, primarily denominated in the euro and yen.  In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement entered into in July 2012, we are exposed to significant currency exchange rate risk for the yen and New Taiwan dollar. We use derivative instruments to manage our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with our capital expenditures and operating cash flows, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows. For exposures associated with our yen or New Taiwan dollar denominated payment obligations under the Sponsor Agreement and Rexchip Share Purchase Agreement, our primary objective for entering into currency derivatives is to mitigate risks if those currencies strengthen relative to the U.S. dollar, while preserving some ability for us to benefit if those currencies weaken.

Our derivatives consist primarily of currency forward contracts and currency options.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of November 29, 2012, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts, was equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

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

In connection with the currency exchange rate risk with the Sponsor Agreement and Rexchip Share Purchase Agreement, we entered into currency options that expire on April 3, 2013 and April 2, 2013, respectively. Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (referred to as Level 2).  These options are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other operating (income) expense.

Total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

Currency	Notional Amount (in U.S. Dollars)		Fair Value of
			Asset (1)	(Liability) (2)
As of November 29, 2012
Forward contracts:
Euro	$224		$2	$(1)
Singapore dollar	173		—	—
Shekel	67		1	—
Yen	34		—	(1)
Currency options:
Yen	5,050	(3)	—	(5)
New Taiwan dollar	342		6	—
	$5,890		$9	$(7)

As of August 30, 2012
Forward contracts:
Euro	$173		$2	$(1)
Singapore dollar	251		—	(1)
Shekel	65		—	(1)
Yen	18		—	—
Currency options:
Yen	5,050	(3)	57	—
New Taiwan dollar	342		2	—
	$5,899		$61	$(3)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

(3)	Notional amount includes purchased options of $2,527 million and sold options of $2,523 million.

For currency forward contracts and options without hedge accounting designation, we recognized net losses of $51 million and $20 million for the first quarters of 2013 and 2012, respectively, which were included in other operating (income) expense.

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (referred to as Level 2).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (referred to as Level 2). For derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss).  For derivatives hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other operating (income) expense.  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
Currency		Asset (1)	(Liability) (2)
As of November 29, 2012
Forward contracts:
Yen	$82	$—	$(3)
Euro	40	1	—
Currency options:
Yen	40	—	—
	$162	$1	$(3)
As of August 30, 2012
Forward contracts:
Yen	$108	$2	$—
Euro	35	—	—
Currency options:
Yen	32	—	—
	$175	$2	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For the first quarters of 2013 and 2012, we recognized net pre-tax derivative losses of $4 million and $9 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other operating (income) expense were not significant in the first quarters of 2013 and 2012.  In the first quarters of 2013 and 2012, $3 million and $2 million, respectively, of pre-tax net gains were reclassified from accumulated other comprehensive income (loss) to earnings. As of November 29, 2012, the amount of pre-tax net derivative gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $6 million.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	November 29, 2012				August 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,733	$—	$—	$1,733	$2,159	$—	$—	$2,159
Commercial paper	—	48	—	48	—	29	—	29
Certificates of deposit	—	47	—	47	—	27	—	27
Government securities	—	10	—	10	—	5	—	5
Corporate bonds	—	5	—	5	—	—	—	—
	1,733	110	—	1,843	2,159	61	—	2,220
Short-term investments:
Government securities	—	99	—	99	—	51	—	51
Corporate bonds	—	45	—	45	—	31	—	31
Commercial paper	—	16	—	16	—	10	—	10
Certificates of deposit	—	5	—	5	—	4	—	4
Asset-backed securities	—	4	—	4	—	4	—	4
	—	169	—	169	—	100	—	100
Long-term marketable investments:
Corporate bonds	—	293	—	293	—	203	—	203
Government securities	—	113	—	113	—	88	—	88
Asset-backed securities	—	109	—	109	—	73	—	73
Marketable equity securities	6	6	—	12	5	5	—	10
	6	521	—	527	5	369	—	374
Noncurrent assets:
Assets held for sale	—	—	25	25	—	—	25	25
	—	—	25	25	—	—	25	25

	$1,739	$800	$25	$2,564	$2,164	$530	$25	$2,719

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non-U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of November 29, 2012, no adjustments were made to such pricing information.

Level 3 assets consisted primarily of semiconductor equipment and facilities classified as held for sale. Fair value for semiconductor equipment was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for facilities was determined based on sales of similar facilities and properties in comparable markets. Losses recognized in the first quarters of 2013 and 2012 due to fair value measurements using Level 3 inputs were not significant. For the first quarters of 2013 and 2012, activity of assets held for sale was not significant.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	November 29, 2012		August 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$2,638	$2,345	$2,669	$2,321
Other notes	214	222	56	58

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

Equity Plans

As of November 29, 2012, we had an aggregate of 160.3 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 99.4 million shares were subject to outstanding awards and 60.9 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 3.9 million and 5.9 million stock options during the first quarters of 2013 and 2012, respectively, with weighted-average grant-date fair values per share of $2.99 and $2.95, respectively.

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

Quarter ended	November 29, 2012	December 1, 2011
Average expected life in years	5.0	5.1
Weighted-average expected volatility	62%	67%
Weighted-average risk-free interest rate	0.7%	1.1%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of November 29, 2012, there were 11.5 million shares of Restricted Stock Awards outstanding, of which 3.5 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals. Restricted Stock Awards granted for the first quarter of 2013 and 2012 were as follows:

Quarter ended	November 29, 2012	December 1, 2011
Service-based awards	2.2	1.8
Performance-based awards	1.2	1.9
Weighted-average grant-date fair values per share	$5.73	$5.17

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

Quarter ended	November 29, 2012	December 1, 2011
Stock-based compensation expense by caption:
Cost of goods sold	$6	$5
Selling, general and administrative	9	11
Research and development	4	4
	$19	$20

Stock-based compensation expense by type of award:
Stock options	$13	$12
Restricted stock awards	6	8
	$19	$20

As of November 29, 2012, $149 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2017, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

Quarter ended	November 29, 2012	December 1, 2011
(Gain) loss from changes in currency exchange rates	$59	$11
(Gain) loss on disposition of property, plant and equipment	(5)	1
Other	(23)	(6)
	$31	$6

Other operating expense in the first quarter of 2013 included currency losses of $62 million from changes in the market value of yen currency hedges executed in connection with our planned acquisition of Elpida Memory, Inc. In addition, other operating income included a gain of $25 million resulting from the termination of a lease by Transform to a portion of our manufacturing facilities in Boise, Idaho.

Income Taxes

Income taxes for the first quarter of 2012 included a tax benefit of $14 million related to the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position.  Remaining taxes for the first quarters of 2013 and 2012 primarily reflect taxes on our non-U.S. operations. We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2013 and 2012 was substantially offset by changes in the valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision in the first quarter of 2013 by $11 million ($0.01 per diluted share) and were not significant in the first quarter of 2012.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 356.8 million and 285.5 million for the first quarters of 2013 and 2012, respectively.

Quarter ended	November 29, 2012	December 1, 2011
Net loss available to Micron shareholders - basic and diluted	$(275)	$(187)

Weighted-average common shares outstanding - basic and diluted	1,013.7	981.4

Loss per share:
Basic	$(0.27)	$(0.19)
Diluted	(0.27)	(0.19)

Consolidated Variable Interest Entities

IM Flash

IMFT: Since its inception in 2006 through November 29, 2012, we have owned 51% of IMFT, a venture between us and Intel, to manufacture NAND Flash memory products and, since the third quarter of 2012, certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	November 29, 2012	August 30, 2012
Assets
Cash and equivalents	$56	$157
Receivables	66	78
Inventories	62	67
Other current assets	3	5
Total current assets	187	307
Property, plant and equipment, net	1,389	1,342
Other noncurrent assets	40	36
Total assets	$1,616	$1,685

Liabilities
Accounts payable and accrued expenses	$88	$104
Deferred income	9	10
Equipment purchase contracts	1	58
Current portion of long-term debt	6	6
Total current liabilities	104	178
Long-term debt	17	18
Other noncurrent liabilities	124	129
Total liabilities	$245	$325

Our ability to access IMFT's cash and investments to finance our other operations is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the cost of product design, other NAND Flash R&D costs and, since the third quarter of 2012, the R&D cost of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $32 million and $22 million for the first quarters of 2013 and 2012, respectively.

IMFS: We partnered with Intel in 2007 to form IM Flash Singapore, LLP ("IMFS") to manufacture NAND Flash memory products for the exclusive use of the members. In the third quarter of 2012, we acquired Intel's remaining interest in IMFS and terminated IMFS' supply agreement with us and Intel.

Supply Agreements: IMFT sells products to the joint venture members generally in proportion to their ownership interests at long-term negotiated prices approximating cost. IMFS also sold product to us and Intel generally in proportion to our ownership interests at long-term negotiated prices approximating cost. Due to changes in the ownership interest of IMFS, our share of its output grew from 57% at the beginning of the first quarter of 2012 to 78% in the second quarter of 2012. As a result of our acquisition of Intel's remaining interest in IMFS and other IM Flash restructuring agreements with Intel, Intel has not had rights to the output from either IMFS or our Virginia facility since the third quarter of 2012. Subsequent to the third quarter of 2012, we also sell NAND Flash products to Intel under a cost-plus supply arrangement.

Aggregate NAND Flash sales to Intel were $148 million and $261 million for the first quarters of 2013 and 2012, respectively. Receivables from Intel for sales of NAND Flash products as of November 29, 2012 and August 30, 2012 were $87 million and $103 million, respectively.

IM Flash distributions and contributions: The following table presents IM Flash's distributions to and contributions from its shareholders ("IM Flash" includes both IMFT and IMFS for the first quarter of 2012 and includes only IMFT for the first quarter of 2013):

Quarter ended	November 29, 2012	December 1, 2011
IM Flash distributions to Micron	$—	$86
IM Flash distributions to Intel	—	83
Micron contributions to IM Flash	—	103
Intel contributions to IM Flash	—	131

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through November 29, 2012, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We contributed $8 million to MP Mask and Photronics contributed $7 million to MP Mask in the first quarter of 2012. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $25 million and $26 million as of November 29, 2012 and August 30, 2012, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

The following table presents the assets and liabilities of MP Mask included in our consolidated balance sheets, excluding intercompany balances:

As of	November 29, 2012	August 30, 2012
Current assets	$21	$19
Noncurrent assets (primarily property, plant and equipment)	168	170
Current liabilities	12	12

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

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of total net sales, cost of goods sold or forecasted wafer production. We do not allocate the unrealized gains or losses from changes in fair values of our Elpida or Rexchip hedges to our segments.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

Quarter ended	November 29, 2012	December 1, 2011
Net sales:
NSG	$617	$683
DSG	600	656
ESG	278	262
WSG	263	373
All Other	76	116
	$1,834	$2,090

Operating income (loss):
NSG	$12	$94
DSG	(112)	(139)
ESG	78	38
WSG	(64)	(58)
All Other	(13)	(17)
Unallocated	(58)	—
	$(157)	$(82)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding timing of the closing of the Elpida transactions and expectations related to Elpida's future cash flows; in "Operating Results by Product" regarding our share of future output from Inotera and potential changes to our agreements with Nanya and Inotera; in "Selling, General and Administrative" regarding SG&A costs for the second quarter of 2013; in "Research and Development" regarding R&D costs for the second quarter of 2013; and in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through 2013 and regarding our pursuit of additional financing, capital spending in 2013, the timing of payments for certain contractual obligations and the timing of payments in connection with the Elpida transactions. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2012. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2013 and 2012 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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

Elpida Memory, Inc.

Elpida Sponsor Agreement

On July 2, 2012, we entered into a sponsor agreement (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"). The Elpida Companies filed petitions for corporate reorganization proceedings with the Tokyo District Court (the "Court") under the Corporate Reorganization Act of Japan on February 27, 2012.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or $2.44 billion, assuming approximately 82 yen per U.S. dollar, the exchange rate as of November 29, 2012), less certain expenses of the reorganization proceedings and certain other items. As a condition of the Sponsor Agreement, we deposited 1.8 billion yen (or $22 million) into an escrow account in July 2012 which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or $731 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.71 billion) of payments will be made by the Elpida Companies (using cash flows expected to be generated from our payment for foundry services provided by Elpida, as our subsidiary) in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $244 million) in each of 2014 through 2017, and payments of 30 billion yen (or $365 million) in each of 2018 and 2019.

We have agreed to provide additional financial support to Elpida, subject to certain conditions, which may include a payment guarantee under certain circumstances, to facilitate its continued access to working capital financing of up to 16 billion yen (or $195 million) from third-party finance sources through the closing of the Elpida share purchase, and to use reasonable efforts to assist Elpida in obtaining up to 5 billion yen (or $61 million) of continued working capital financing from third parties for up to two months following the closing. In addition, subject to certain conditions, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or $780 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or $487 million) incurred prior to June 30, 2013, either by providing payment guarantees under certain circumstances, or by providing such financing directly. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. As of November 29, 2012, we had provided a payment guarantee related to financing of capital expenditures of 29 million euros (or $38 million). In December 2012, we provided an additional payment guarantee related to financing of capital expenditures of 6 billion yen (or $73 million). Our obligations under these guarantee arrangements are collateralized by rights to certain equipment and other assets of Elpida.

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

The trustees of the Elpida Companies submitted plans of reorganization to the Court on August 21, 2012, which plans are subject to court and creditor approval under applicable Japanese law.  The Sponsor Agreement provides that the plans of reorganization submitted by the trustees are to contain terms consistent with the provisions of the Sponsor Agreement. Certain creditors of Elpida have challenged the proposed plan of reorganization submitted by the trustees and proposed an alternative plan of reorganization. On October 31, 2012, the Court approved submission of the plans of reorganization as submitted by the trustees of the Elpida Companies to creditors for approval. The Court also issued an order that the alternative plan of reorganization proposed by certain creditors of Elpida not be submitted to a creditor vote. The deadline for creditors to vote on the plans of reorganization is February 26, 2013.

The consummation of the Sponsor Agreement is subject to various closing conditions, including but not limited to approval by the Court, requisite creditor approval, receipt of approvals in bankruptcy proceedings in other jurisdictions and receipt of regulatory approvals in other countries, including the People's Republic of China. The transaction is currently anticipated to close in the first half of calendar 2013.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into a share purchase agreement with Powerchip and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or $343 million, assuming approximately 29 New Taiwan dollars per U.S. dollar, the exchange rate as of November 29, 2012). The consummation of the Rexchip Share Purchase Agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Sponsor Agreement. At the closing of the Sponsor Agreement and the Rexchip Share Purchase Agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

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

As a result of the weaker yen since the inception of the hedge on July 2, 2012, the U.S. dollar equivalent of the 200 billion yen to be paid to the secured and unsecured creditors of the Elpida Companies decreased by $70 million as of November 29, 2012. As a result of the mark-to-market adjustments of the hedge, we recorded in other operating (income) expense $62 million of losses in the first quarter of 2013 and $9 million of gains in the fourth quarter of 2012 (cumulative losses since inception of $53 million).

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

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2013	% of net sales	2012	% of net sales	2012	% of net sales
Net sales	$1,834	100%	$2,090	100%	$1,963	100%
Cost of goods sold	1,617	88%	1,785	85%	1,744	89%
Gross margin	217	12%	305	15%	219	11%

SG&A	119	6%	151	7%	139	7%
R&D	224	12%	230	11%	235	12%
Other operating (income) expense, net	31	2%	6	—%	(15)	(1)%
Operating loss	(157)	(9)%	(82)	(4)%	(140)	(7)%

Interest income (expense), net	(54)	(3)%	(33)	(2)%	(52)	(3)%
Other non-operating income (expense), net	1	—%	—	—%	(4)	—%
Income tax (provision) benefit	(13)	(1)%	2	—%	(14)	(1)%
Equity in net loss of equity method investees	(52)	(3)%	(74)	(4)%	(32)	(2)%
Net income attributable to noncontrolling interests	—	—%	—	—%	(1)	—%
Net loss attributable to Micron	$(275)	(15)%	$(187)	(9)%	$(243)	(12)%

Our gross margin for the first quarter of 2013 was relatively unchanged from the fourth quarter of 2012 as cost reductions for most products and improved selling prices for NAND Flash products sold to trade customers were offset by declines in selling prices for DRAM products. Average selling prices for DRAM products declined for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to relatively low demand, particularly for high-volume DDR3 DRAM. Other operating expense for the first quarter of 2013 reflected a $62 million loss on our yen hedge for the Elpida transaction as compared to a $9 million gain on the hedge in the fourth quarter of 2012. Other operating income for the first quarter of 2013, also reflected a $25 million gain from the termination of a lease by Transform to a portion of our manufacturing facilities in Boise, Idaho.

Our net loss attributable to Micron shareholders for the first quarter of 2013 increased from the first quarter of 2012 primarily due to significant decreases in average selling prices for our principal products. Market selling prices for NAND Flash products declined for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to large increases in supply from improvements in product and process technologies as well as expansions in production capacity which outpaced relatively healthy growth in demand. Market selling prices for DRAM products declined for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to relatively low demand growth, particularly for high-volume DDR3 DRAM. Our improvements in product and process technologies enabled significant increases in sales volumes that mitigated reductions in net sales from price declines in the first quarter of 2013. Our improvements in product and process technologies and our cost structure in the first quarter of 2013 also produced cost reductions that partially offset the impact of the declines in average selling prices on our operating margins.

Net Sales

	First Quarter				Fourth Quarter
	2013	% of net sales	2012	% of net sales	2012	% of net sales
NSG	$617	34%	$683	33%	$676	34%
DSG	600	33%	656	31%	677	34%
ESG	278	15%	262	13%	285	15%
WSG	263	14%	373	18%	228	12%
All Other	76	4%	116	5%	97	5%
	$1,834	100%	$2,090	100%	$1,963	100%

Gigabit sales in the first quarter of 2013 for DSG and NSG were both adversely impacted by manufacturing and supply-chain challenges. Total net sales decreased 7% for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to the following:

•	decreases in DSG sales due to declines in average selling prices partially offset by increases in gigabit sales,

•	decreases in NSG sales due to decreases in gigabit sales partially offset by increases in average selling prices, and

•	increases in WSG sales due to higher sales of NAND Flash products.

Total net sales decreased 12% for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to decreases in WSG, NSG and DSG sales as a result of declines in selling prices, mitigated by increases in gigabit sales for NSG and DSG.

Gross Margin

Our overall gross margin percentage increased to 12% for the first quarter of 2013 from 11% for the fourth quarter of 2012 primarily due to reductions in cost per gigabit partially offset by declines in DSG average selling prices. Cost reductions resulted from improvements in product and process technologies.

Our overall gross margin percentage declined to 12% for the first quarter of 2013 from 15% for the first quarter of 2012 primarily due to declines in the gross margin for NSG and WSG as a result of decreases in average selling prices mitigated by reductions in costs per gigabit.

Operating Results by Business Segments

NAND Solutions Group ("NSG")

	First Quarter		Fourth Quarter
	2013	2012	2012
Net sales	$617	$683	$676
Operating income	12	94	8

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG sales for the first quarter of 2013 decreased 9% as compared to the fourth quarter of 2012. NSG sells a portion of its products to Intel Corporation ("Intel") through IM Flash at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers for the first quarter of 2013 decreased 8% as compared to the fourth quarter of 2012 primarily due to a decrease in gigabits sold. NSG operating income increased slightly for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to improvements in average selling prices and cost reductions from improvements in product and process technologies.

NSG sales of NAND Flash products to trade customers for the first quarter of 2013 increased 20% from the first quarter of 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG operating income declined for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to decreases in average selling prices mitigated by cost reductions.

On April 6, 2012, we acquired Intel's remaining ownership interest in IM Flash Singapore, LLP ("IMFS") and the assets of IMFT located at our Virginia fabrication facility and terminated the IMFS supply agreement. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities. On April 6, 2012, we also entered into a new cost-plus supply agreement with Intel under which Intel purchases NAND Flash products. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the new cost-plus supply agreement) were $148 million for first quarter of 2013, $168 million for the fourth quarter of 2012 and $261 million for the first quarter of 2012.

DRAM Solutions Group ("DSG")

	First Quarter		Fourth Quarter
	2013	2012	2012
Net sales	$600	$656	$677
Operating income (loss)	(112)	(139)	(118)

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for the first quarter of 2013 decreased 11% as compared to the fourth quarter of 2012 primarily due to declines in average selling prices particularly for DDR3 DRAM as a result of weaker demand in the personal systems market. DSG's operating margin improved slightly for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to cost reductions as a result of improved product and process technologies and lower overhead costs.

The decline in DSG sales for the first quarter of 2013 compared to the first quarter of 2012 was primarily attributable to lower average selling prices due to a decrease in demand for PC DRAM due to overall weakness in the PC market. DSG's operating margin for the first quarter of 2013 improved as compared to the first quarter of 2012 despite the declines in average selling prices, primarily due to cost reductions as a result of improved product and process technologies.

Embedded Solutions Group ("ESG")

	First Quarter		Fourth Quarter
	2013	2012	2012
Net sales	$278	$262	$285
Operating income	78	38	71

In the first quarter of 2013, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. ESG sales for the first quarter of 2013 decreased 2% as compared to the fourth quarter of 2012 primarily due to slightly lower sales of NAND Flash and DRAM. ESG operating income improved for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to lower R&D and other overhead costs.

ESG sales for the first quarter of 2013 increased 6% as compared to the first quarter of 2012 primarily due to increased sales volumes of DRAM and NAND flash products. ESG operating income for the first quarter of 2013 improved as compared to the first quarter of 2012 primarily due to manufacturing cost reductions.

Wireless Solutions Group ("WSG")

	First Quarter		Fourth Quarter
	2013	2012	2012
Net sales	$263	$373	$228
Operating income (loss)	(64)	(58)	(80)

In the first quarter of 2013, WSG sales were primarily comprised of NAND Flash, NOR Flash and DRAM in decreasing order of revenue. WSG sales for the first quarter of 2013 increased 15% as compared to the fourth quarter of 2012 primarily due to increased sales volumes of NAND Flash and DRAM products. WSG operating margin for the first quarter of 2013 improved as compared to the fourth quarter of 2012 primarily due to cost reductions.

WSG sales for the first quarter of 2013 decreased 29% as compared to the first quarter of 2012 primarily due to declines in sales of wireless NOR Flash products as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales for the first quarter of 2013 as compared to the first quarter of 2012 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages. WSG experienced pricing pressure in the first quarter of 2013 due to weakness in demand from certain customers. WSG operating margin declined for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to lower average selling prices mitigated by cost reductions.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2013	% of net sales	2012	% of net sales	2012	% of net sales
NAND Flash	$803	44%	$909	43%	$836	43%
DRAM	720	39%	778	37%	796	41%
NOR Flash	228	12%	287	14%	234	12%
Other	83	5%	116	6%	97	4%
	$1,834	100%	$2,090	100%	$1,963	100%

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers (including Intel).

	First Quarter 2013 Versus
	Fourth Quarter	First Quarter
	2012	2012
	(percentage change from period indicated)
Sales to trade customers:
Net sales	(3)%	6%
Average selling prices per gigabit	8%	(51)%
Gigabits sold	(10)%	118%
Cost per gigabit	2%	(44)%

Gigabit sales in the first quarter of 2013 for NAND Flash were adversely impacted by manufacturing and supply-chain challenges. For the first quarter of 2013, average selling prices and cost per gigabit reflected increases due to a shift in product mix to a higher concentration of NAND Flash sold in multi-chip packages and solid-state drives.

Increases in NAND Flash gigabits sold to trade customers for the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to improved product and process technologies, increased output available for sale to trade customers due to the restructure of our IM Flash agreement with Intel in April 2012 and the ramp of a new fabrication facility in Singapore throughout 2012. Cost reductions in the first quarter of 2013 as compared to the first quarter of 2012 reflect improvements in product and process technologies.

DRAM

	First Quarter 2013 Versus
	Fourth Quarter	First Quarter
	2012	2012
	(percentage change from period indicated)
Net sales	(9)%	(7)%
Average selling prices per gigabit	(11)%	(26)%
Gigabits sold	2%	26%
Cost per gigabit	(5)%	(23)%

Gigabit sales in the first quarter of 2013 for DRAM were adversely impacted by manufacturing and supply-chain challenges. The increase in gigabit sales of DRAM products for the first quarter of 2013 as compared to the fourth quarter and first quarter of 2012 was primarily due to improved product and process technologies. The gross margin percentage on sales of DRAM products declined for first quarter of 2013 as compared to the fourth and first quarters of 2012 primarily due to the decreases in average selling prices mitigated by cost reductions.

We have the right and obligation to purchase 50% of Inotera's wafer production capacity under the Inotera Supply Agreement. We have rights to receive a higher share of Inotera's 30-nanometer output when it becomes available. DRAM products acquired from Inotera accounted for 49% of our DRAM gigabit production for the first quarter of 2013 as compared to 47% for the fourth quarter of 2012 and 43% for the first quarter of for 2012. The higher level of production from Inotera was achieved through Inotera's continued transition to advanced product and process technologies. We primarily obtained DDR3 DRAM products for the PC market from Inotera. Our cost of wafers purchased under the Inotera Supply Agreement is based on a margin-sharing formula among Nanya, Inotera and us. Under such formula, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, are considered in determining costs for wafers acquired from Inotera. Our cost of products purchased under the Inotera Supply Agreement in the first quarter of 2013 were lower than our cost of similar products manufactured in our wholly-owned facilities.

We are currently in discussions with Nanya and Inotera regarding potential changes to our agreements. Such potential changes may include us receiving a significantly higher share of Inotera's output than our current share and an adjustment to the pricing formula. Additionally, our share of DRAM R&D costs may increase.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $410 million for its nine-month period ended September 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $1.8 billion as of September 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera received a waiver from complying with the June 30, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

NOR Flash

Sales of NOR Flash products for the first quarter of 2013 declined slightly as compared to the fourth quarter of 2012 primarily due to lower sales volumes. Our gross margin percentage on sales of NOR Flash products improved for the first quarter of 2013 as compared to the fourth quarter of 2012 primarily due to cost reductions and improved selling prices.

Sales of NOR Flash products for the first quarter of 2013 declined as compared to the first quarter of 2012 primarily due to decreases in sales of wireless products as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products, which led to significant declines in average selling prices and sales volume. Our gross margin percentage on sales of NOR Flash products increased for the first quarter of 2013 as compared to the first quarter of 2012 primarily due to cost reductions.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the first quarter of 2013 decreased 14% as compared to the fourth quarter of 2012 primarily due to a reduction in legal costs and lower payroll costs from the suspension of variable pay plans. SG&A expenses for the first quarter of 2013 decreased 21% as compared to the first quarter of 2012 primarily due to a reduction in legal costs, professional service cost and payroll costs. We expect that SG&A expenses will approximate $135 million to $145 million for the second quarter of 2013.

Research and Development

R&D expenses for the first quarter of 2013 decreased 5% from the fourth quarter of 2012 primarily due to a lower volume of development wafers processed. R&D expenses for the first quarter of 2013 decreased 3% from the first quarter of 2012 primarily due to a lower volume of pre-qualification wafers processed partially offset by lower reimbursements under partnering arrangements.

Pursuant to our restructuring of IMFT and IMFS in April 2012, we expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $32 million for the first quarter of 2013, $27 million for the fourth quarter of 2012 and $22 million for the first quarter of 2012. In addition, as a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $15 million for the first quarter of 2013, $30 million for the fourth quarter of 2012 and $37 million for the first quarter of 2012. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $220 million to $230 million for the second quarter of 2013.

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

Interest Income (Expense)

Interest expense for the first quarter of 2013, fourth quarter of 2012 and first quarter of 2012, included aggregate amounts of non-cash interest expense, primarily for the amortization of debt discount and other costs, of $29 million, $28 million and $21 million, respectively.

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Method Investments

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Income Taxes

Liquidity and Capital Resources

As of	November 29, 2012	August 30, 2012
Cash and equivalents and short-term investments:
Money market funds	$1,733	$2,159
Bank deposits	259	239
Government securities	109	56
Commercial paper	64	39
Certificates of deposit	52	31
Corporate bonds	50	31
Asset-backed securities	4	4
	$2,271	$2,559

Long-term marketable investments	$527	$374

Cash and equivalents in the table above included amounts held by IMFT of $56 million as of November 29, 2012 and $157 million as of August 30, 2012. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. As of November 29, 2012, the effect of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. As of November 29, 2012, we had credit facilities outstanding that provide for up to $296 million of additional financing as detailed under "Financing Activities" below.

Our primary uses of cash include capital expenditures and debt repayments. In addition, if we are able to complete the Elpida acquisition, we will be obligated to make payments including initial payments of approximately $1.07 billion to acquire the interests in Elpida and Rexchip, provide support for Elpida's capital expenditures of approximately $780 million and installment payments to Elpida's creditors pursuant to the Sponsor Agreement. We expect to pursue additional financing in the future as cost effective and strategic opportunities arise. We generally seek to obtain financing with low interest rates and limited covenants, including convertible notes and equipment and receivables financing. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $236 million for the first quarter of 2013, which reflected approximately $281 million generated from the production and sales of our products offset by a net $45 million effect from changes in the amount invested in net working capital.

Investing Activities

Net cash used for investing activities was $639 million for the first quarter of 2013, which consisted primarily of cash expenditures of $434 million for property, plant and equipment and $208 million for the acquisition of available-for-sale securities (net of proceeds from sales and maturities of $109 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. The actual amounts for 2013 will vary depending on market conditions. As of November 29, 2012, we had commitments of approximately $325 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing Activities

Net cash provided by financing activities was $46 million for the first quarter of 2013, which included $173 million of proceeds from issuance of debt, $26 million of proceeds from equipment sale-leaseback financing transactions partially offset by $104 million of payments on equipment purchase contracts and $52 million for repayments of debt.

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we can draw up to $214 million under the facility agreement prior to April 4, 2013.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.4% per annum.  Additional amounts drawn will bear interest, at our option, at either (i) a fixed rate negotiated at the time of the draw request or (ii) a floating rate equal to the six-month LIBOR rate plus 1.6% per annum.  The facility agreement contains customary covenants.

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain trade receivables. We granted a security interest in such receivables to collateralize the facility. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum. As of November 29, 2012, we had not drawn any amounts under this facility.

Elpida Memory, Inc.

On July 2, 2012, we entered into the Sponsor Agreement and the Rexchip Share Purchase Agreement that require aggregate payments by us of approximately 60 billion yen and 10 billion New Taiwan dollars (approximately $1.07 billion at the closing of the transactions, which we expect to occur in the first half of calendar 2013), plus additional installment payments by the Elpida Companies of 140 billion yen (or approximately $1.71 billion) in the aggregate from 2014 through 2019. In addition, capital expenditures will be required in furtherance of the planned technology road maps for the Elpida and Rexchip operations.

We have agreed to provide additional financial support to Elpida, subject to certain conditions, which may include a payment guarantee under certain circumstances, to facilitate its continued access to working capital financing of up to $16 billion yen (or $195 million) from third-party finance sources through the closing of the Elpida share purchase. In addition, we have agreed to use reasonable efforts to assist the Elpida Companies in financing up to 64 billion yen (or $780 million) of eligible capital expenditures incurred through June 30, 2014, either by providing payment guarantees under certain circumstances, or by providing such financing directly. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. (See "Overview – Elpida Memory, Inc.”)

Contractual Obligations

As of November 29, 2012	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
	(amounts in millions)
Notes payable (1)	$3,387	$90	$1,072	$79	$79	$253	$1,814
Capital lease obligations (1)	973	181	224	230	234	32	72
Operating leases	85	19	16	10	9	7	24

(1) Amounts represent principal and interest cash payments over the life of the debt obligation, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future redemption or conversion of convertible debt could impact our cash payments.

Off-Balance Sheet Arrangements

In connection with our obligations to provide financial support to Elpida under the Sponsor Agreement, as of November 29, 2012, we had provided a payment guarantee related to Elpida's financing of capital expenditures of 29 million euros (or $38 million). In December 2012, we provided an additional payment guarantee related to Elpida's financing of capital expenditures of 6 billion yen (or $73 million). Our obligations under these guarantee arrangements are collateralized by rights to certain equipment and other assets of Elpida. (See "Item 1. Financial Statements – Elpida Memory, Inc." note.)

Concurrent with the offering of the 2013 Notes in April 2009, we entered into capped call transactions (the "2009 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2009 Capped Calls expired in October 2012 and November 2012.  We elected cash settlement and received $24 million in the first quarter of 2013. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Shareholders' Equity – 2009 Capped Call Transactions" note.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates.  We estimate that, as of November 29, 2012, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible debts and other notes by approximately $72 million. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate notes would not be significant.

As of November 29, 2012, we held short-term debt investments of $169 million and long-term debt investments of $515 million that were subject to interest rate risk. We estimate that, as of November 29, 2012, a 0.5% increase in market interest rates would decrease the fair value of our short-term and long-term debt instruments by approximately $4 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. As a result of our foreign operations, we incur costs and carry assets and liabilities that are denominated in foreign currencies. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the shekel, the Singapore dollar, the yen and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We utilize currency forward and option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of November 29, 2012 and $8 million as of August 30, 2012. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement, we may be required to make aggregate payments of 200 billion yen and approximately 10 billion New Taiwan dollars. Of the aggregate amount, 60 billion yen and approximately 10 billion New Taiwan dollars will be due at the closing of the transactions and the remaining 140 billion yen amounts will be made by the Elpida Companies in annual installments from 2014 through 2019. (See "Item 1 – Financial Statements – Elpida Memory, Inc.”) These payments are contingent upon the closing of the transaction and are therefore not recorded on our balance sheet as of November 29, 2012. Changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our financial statements if the transactions are consummated.

To mitigate the risk that increases in exchange rates have on our planned yen and New Taiwan dollar payments, we entered into currency option transactions. These currency options did not qualify for hedge accounting treatment and are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other operating (income) expense. (See "Item 1 – Derivative Financial Instruments.”) We estimate that, as of November 29, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in losses of approximately $109 million for these currency options. Additionally, we estimate that, as of November 29, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in a decrease of $265 million of our planned payments under the Sponsor Agreement and Rexchip Share Purchase Agreement.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Patent Matters

On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents or that such patents are invalid and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

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

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The District Court has stayed the litigation pending the outcome of the inter-partes review by the Patent Office.

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleges that certain of our DRAM products infringe five U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

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

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. As of November 29, 2012, we had paid the full amount into an escrow account in accordance with the settlement agreement.

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

We are unable to predict the outcome of these matters, except as noted in the U.S. indirect purchaser cases and the Canadian Cases above. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 29, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $149 million.

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

The financial crisis and overall downturn in the worldwide economy may harm our business.

The financial crisis and the overall downturn in the worldwide economy have had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, networking products and mobile devices. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A continuation of current negative conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Our pending acquisitions of Elpida and Rexchip involve numerous risks.

On July 2, 2012, we entered into the Sponsor Agreement with the trustees of the Elpida Companies that provides for, among other things, our acquisition of 100% of the equity of Elpida. Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or $2.44 billion assuming approximately 82 yen per U.S. dollar, the exchange rate as of November 29, 2012), less certain expenses of the reorganization proceedings and certain other items. As a condition of the Sponsor Agreement, we deposited 1.8 billion yen (or $22 million) into an escrow account in July 2012 which will be applied to the share acquisition payments at closing. Of the aggregate amount, we will fund 60 billion yen (or $731 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.71 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $244 million) in each of 2014 through 2017, and payments of 30 billion yen (or $365 million) in each of 2018 and 2019.

On that same date, we entered into a share purchase agreement with Powerchip and certain of its affiliates, under which we will purchase approximately 714 million shares of the common stock of Rexchip, a manufacturing joint venture formed by Elpida and Powerchip, for approximately 10 billion New Taiwan dollars (or $343 million, assuming approximately 29 New Taiwan dollars per U.S. dollar, the exchange rate as of November 29, 2012). If the transactions contemplated by these two agreements are completed, we will own 100% of Elpida and, directly or indirectly through Elpida, approximately 89% of Rexchip.

There can be no assurance that these transactions will close when expected or at all, or that the acquisition of Elpida will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. The transactions remain subject to bankruptcy and/or regulatory approval in various jurisdictions including the People's Republic of China. These regulatory authorities may not approve the transactions or may impose modifications, conditions or restrictions that adversely impact the value of the transactions to Micron. In addition, the proposed plan of reorganization of the trustees, which contemplates Micron's acquisition of Elpida pursuant to the Sponsor Agreement, remains subject to approval of both the Tokyo District Court and the creditors of Elpida, neither of which can be assured. Various creditors are challenging the trustees' proposed plan of reorganization. If the requisite court and creditor approvals are not obtained, Micron will not be able to close the acquisitions.

In addition to the acquisition risks described elsewhere, these acquisitions are expected to involve the following significant risks:

•	continued deterioration of conditions in the semiconductor memory market threaten Elpida's ability to pay its obligations;

•
we may incur losses in connection with our financial support, including outstanding guarantees and financing, of the Elpida Company's working capital financing and eligible capital expenditures, which losses may arise even if the transactions do not close;

•	we are unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we are unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first quarter of 2013 as well as 2012 and 2011;

•	further deterioration of Elpida's and Rexchip's operations and customer base during the period between signing and closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and Rexchip's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and Rexchip;

•	an overlap in customers; and

•
restrictions on our ability to freely operate Elpida as a result of contractual commitments as well as continued oversight by the Tokyo District Court and trustee during the pendency of the corporate reorganization proceedings of the Elpida Companies, which could last until all installment payments have been made.

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

On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per U.S. dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. The net cost of these call and put options, which expire on April 3, 2013, of $49 million is payable upon settlement. These currency options mitigate the risk of a strengthening yen for our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar. On July 25, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollars per U.S. dollar). The net cost of these options, which expire on April 2, 2013, of $3 million is payable upon settlement. These currency options mitigate the risk of a strengthening New Taiwan dollar for our payments under the Rexchip Share Purchase Agreement. These yen and New Taiwan dollar option contracts were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations. Therefore, changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our results of operations. In the first quarter of 2013, we recognized a loss of $62 million on the yen hedge for the pending acquisition of Elpida.

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the recent bankruptcy filing by Elpida Memory, Inc. These types of proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we have engaged, and expect to continue to engage, in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions, such as our pending acquisition of Elpida. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. As of November 29, 2012, we had cash and equivalents of $2,102 million and short-term investments of $169 million. Cash and investments included $56 million held by IMFT, which is generally not available to finance our other operations. In the past we have utilized external sources of financing when needed. As a result of our current debt levels, general economic conditions and adverse conditions in the credit markets, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, access capital markets or find other sources of financing to fund our operations and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased and are expected to continue to increase through 2013. As of November 29, 2012, we had $3.4 billion of debt, including $949 million principal amount of convertible senior notes due 2014. As of November 29, 2012, we had existing credit facilities that allowed us to draw up to an additional $296 million. As of November 29, 2012, we had not drawn any amounts under this facility.

In connection with the Sponsor Agreement, we are obligated to provide financial support, subject to certain conditions, which may include guarantees of Elpida's financing for up to $195 million of working capital and up to $780 million of eligible capital expenditures incurred through June 30, 2014. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. As of November 29, 2012, we had provided a payment guarantee related to financing of capital expenditures of 29 million euros (or $38 million). In December 2012, we provided an additional payment guarantee related to financing of capital expenditures of 6 billion yen (or $73 million). In addition, if we are able to complete the Elpida acquisition, we will fund 60 billion yen (or $731 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.71 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $244 million) in each of 2014 through 2017, and payments of 30 billion yen (or $365 million) in each of 2018 and 2019. We may need to incur additional debt in the future.

Our debt and our guarantee obligations could adversely impact us. For example, these obligations could:

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

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $410 million for its nine-month period ended September 30, 2012 and $737 million for its fiscal year ended December 31, 2011. Also, Inotera's current liabilities exceeded its current assets by $1.8 billion as of September 30, 2012, which exposes Inotera to liquidity risk. As of June 30, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera received a waiver from complying with the June 30, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera, which had a net carrying value of $270 million as of November 29, 2012.

In the second quarter of 2012, we contributed $170 million to Inotera, which increased our ownership percentage from 29.7% to 39.7%. We may not continue to make equity contributions to Inotera, which may further increase its liquidity risk. We have a supply agreement with Inotera, under which Nanya is also a party, for the rights and obligations to purchase 50% of Inotera's wafer production capacity (the "Inotera Supply Agreement"). In the first quarter of 2013, we purchased $201 million of DRAM products from Inotera and our supply from Inotera accounted for 49% of our aggregate DRAM gigabit production. As a result, if our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

We are currently in discussions with Nanya and Inotera regarding potential changes to our agreements. Such potential changes may include us receiving a significantly higher share of Inotera's output than our current share and an adjustment to the pricing formula. Additionally, our share of DRAM R&D costs may increase.

Our Inotera Supply Agreement involves numerous risks.

Our Inotera Supply Agreement involves numerous risks including the following:

•	we have experienced difficulties and delays in ramping production at Inotera on our technology and may continue to experience difficulties and delays in the future;

•	we have experienced and may experience in the future difficulties in transferring technology to Inotera;

•	costs associated with manufacturing inefficiencies resulting from underutilized capacity;

•	difficulties in obtaining high yield and throughput due to differences in Inotera's manufacturing processes from our other fabrication facilities;

•	uncertainties around the timing and amount of wafer supply we will receive under the supply agreement; and

•	the cost of our product obtained from Inotera is impacted by Nanya's revenue and back-end manufacturing costs for product obtained from Inotera.

The acquisition of our ownership interest in Inotera from Qimonda has been legally challenged by the administrator of the insolvency proceedings for Qimonda.

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. A first hearing was held on September 25, 2012. The next hearing is scheduled for February 5, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 29, 2012, the Inotera shares purchased from Qimonda had a net carrying value of $149 million.

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

Our joint ventures and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT NAND Flash joint venture with Intel, our Inotera DRAM joint venture with Nanya, our MP Mask joint venture with Photronics and our CMOS image sensor wafer supply agreement with Aptina. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in our joint venture;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may need to continue to recognize our share of losses from Inotera in our future results of operations;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

•
due to differing business models or long-term business goals, our partners may decide not to join us in funding capital investment by our joint ventures, which may result in higher levels of cash expenditures by us;

•	cash flows may be inadequate to fund increased capital requirements;

•	a decrease in demand for Aptina's products could result in underutilized capacity and decrease our cost effectiveness;

•	we may experience difficulties or delays in collecting amounts due to us from our joint ventures and partners;

•	the terms of our partnering arrangements may turn out to be unfavorable; and

•	changes in tax, legal or regulatory requirements may necessitate changes in the agreements with our partners.

If our joint ventures and strategic relationships are unsuccessful, our business, results of operations or financial condition may be adversely affected.

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit. In addition, others have asserted, and may assert in the future, that our products or manufacturing processes infringe their intellectual property rights. (See "Item 1. Legal Proceedings" for additional details on these lawsuits.)

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

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure plans in prior periods and may need to implement restructure initiatives in future periods. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on dispositions on equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products.

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2012, $6 million for 2011 and $23 million for 2010. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of November 29, 2012. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement, we entered into currency option transactions to mitigate the risk that increases in exchange rates have on our planned yen and New Taiwan dollar payments. We estimate that, as of November 29, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in losses of approximately $109 million for these currency options. Additionally, we estimate that, as of November 29, 2012, a 10% decrease in exchange rates for the yen and New Taiwan dollar compared with U.S. dollar would result in a decrease of $265 million of our planned payments under the Sponsor Agreement and Rexchip Share Purchase Agreement.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 85% of our consolidated net sales for the first quarter of 2013. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2013, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 359,487 shares of our common stock at an average price per share of $5.78. We retired these shares in the first quarter of 2013.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

August 31, 2012	-	October 4, 2012	95,736	$5.85	N/A	N/A
October 5, 2012	-	November 1, 2012	217,229	5.79	N/A	N/A
November 2, 2012	-	November 29, 2012	46,522	5.62	N/A	N/A
			359,487	5.78

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated January 24, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	January 7, 2013	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)