Form 10-Q
period 2013-02-28
MICRON TECHNOLOGY INC
filed 2013-04-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of April 2, 2013, was 1,030,104,505.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Net sales	$2,078	$2,009	$3,912	$4,099
Cost of goods sold	1,712	1,799	3,329	3,584
Gross margin	366	210	583	515

Selling, general and administrative	123	174	242	325
Research and development	214	222	438	452
Other operating (income) expense, net	52	18	23	13
Operating loss	(23)	(204)	(120)	(275)

Interest income	3	2	6	4
Interest expense	(56)	(35)	(113)	(70)
Other non-operating income (expense), net	(159)	37	(218)	26
	(235)	(200)	(445)	(315)

Income tax (provision) benefit	9	(9)	(4)	(7)
Equity in net loss of equity method investees	(58)	(73)	(110)	(147)
Net loss	(284)	(282)	(559)	(469)

Net income attributable to noncontrolling interests	(2)	—	(2)	—
Net loss attributable to Micron	$(286)	$(282)	$(561)	$(469)

Loss per share:
Basic	$(0.28)	$(0.29)	$(0.55)	$(0.48)
Diluted	(0.28)	(0.29)	(0.55)	(0.48)

Number of shares used in per share calculations:
Basic	1,016.0	982.8	1,014.9	982.1
Diluted	1,016.0	982.8	1,014.9	982.1

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Net loss	$(284)	$(282)	$(559)	$(469)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	2	9	(19)
Gain (loss) on derivatives, net	(3)	(4)	(8)	(15)
Gain (loss) on investments, net	(3)	(32)	(1)	(30)
Pension liability adjustments	—	—	(1)	—
Other comprehensive loss	(4)	(34)	(1)	(64)
Total comprehensive loss	(288)	(316)	(560)	(533)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	1	(2)	—
Comprehensive loss attributable to Micron	$(290)	$(315)	$(562)	$(533)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	February 28, 2013	August 30, 2012
Assets
Cash and equivalents	$2,061	$2,459
Short-term investments	167	100
Receivables	1,226	1,289
Inventories	1,721	1,812
Other current assets	189	98
Total current assets	5,364	5,758
Long-term marketable investments	546	374
Property, plant and equipment, net	6,973	7,103
Equity method investments	291	389
Intangible assets, net	346	371
Other noncurrent assets	392	333
Total assets	$13,912	$14,328

Liabilities and equity
Accounts payable and accrued expenses	$1,498	$1,641
Deferred income	207	248
Equipment purchase contracts	62	130
Current portion of long-term debt	350	224
Total current liabilities	2,117	2,243
Long-term debt	3,301	3,038
Other noncurrent liabilities	534	630
Total liabilities	5,952	5,911

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,026.6 shares issued and outstanding (1,017.7 as of August 30, 2012)	103	102
Additional capital	9,012	8,920
Accumulated deficit	(1,963)	(1,402)
Accumulated other comprehensive income	79	80
Total Micron shareholders' equity	7,231	7,700
Noncontrolling interests in subsidiaries	729	717
Total equity	7,960	8,417
Total liabilities and equity	$13,912	$14,328

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six Months Ended	February 28, 2013	March 1, 2012
Cash flows from operating activities
Net loss	$(559)	$(469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	912	1,133
Amortization of debt discount and other costs	58	34
Losses from currency hedges, net	173	18
Equity in net loss of equity method investees	110	147
Loss on impairment of MIT assets	62	—
Stock-based compensation	40	50
Loss on extinguishment of debt	31	—
Change in operating assets and liabilities:
Receivables	(3)	225
Inventories	27	(1)
Accounts payable and accrued expenses	(189)	(40)
Customer prepayments	(63)	(1)
Deferred income	(36)	(74)
Other	(93)	(44)
Net cash provided by operating activities	470	978

Cash flows from investing activities
Expenditures for property, plant and equipment	(761)	(1,089)
Purchases of available-for-sale securities	(430)	—
Loan to Inotera	—	(133)
Proceeds from sales and maturities of available-for-sale securities	198	41
Proceeds from sales of property, plant and equipment	14	48
Other	(20)	(50)
Net cash used for investing activities	(999)	(1,183)

Cash flows from financing activities
Proceeds from issuance of debt	812	—
Proceeds from equipment sale-leaseback transactions	73	340
Cash received for capped call transactions	24	—
Cash received from noncontrolling interests	10	138
Repayments of debt	(587)	(101)
Payments on equipment purchase contracts	(130)	(86)
Cash paid for capped call transactions	(48)	—
Distributions to noncontrolling interests	—	(147)
Other	(23)	(5)
Net cash provided by financing activities	131	139

Net decrease in cash and equivalents	(398)	(66)
Cash and equivalents at beginning of period	2,459	2,160
Cash and equivalents at end of period	$2,061	$2,094

Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	$209	$533
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 30, 2012. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations, comprehensive income and cash flows.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. In the second quarter of 2013, we reclassified gains and losses from changes in currency exchange rates in order to improve comparability with our industry peers. As a result of the reclassification, $59 million of losses for the first quarter of 2013 and $2 million and $13 million of losses for the second quarter and first six months of 2012, respectively, were reclassified from the amounts previously reported in other operating (income) expense, net to other non-operating income (expense), net.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our second quarters of fiscal 2013 and 2012 ended on February 28, 2013 and March 1, 2012, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 30, 2012.

Variable Interest Entities

We have interests in entities that are Variable Interest Entities ("VIEs"). If we are the primary beneficiary of a VIE, we are required to consolidate it. To determine if we are the primary beneficiary, we evaluate whether we have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of significant activities and an assessment of our ability to direct those activities based on governance provisions and arrangements to provide or receive product and process technology, product supply, operations services, equity funding, financing and other applicable agreements and circumstances. Our assessments of whether we are the primary beneficiary of our VIEs require significant assumptions and judgments.

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders. In the second quarter of 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") and Inotera to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement between us and Inotera. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya for financing and the ability to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method.

Transform: Transform Solar Pty Ltd. ("Transform") is a VIE because its equity is not sufficient to permit it to finance its activities without additional financial support from us or its parent, Origin Energy Limited ("Origin"). We have determined that we do not have the power to direct the activities of Transform that most significantly impact its economic performance, primarily due to limitations on our governance rights that require the consent of Origin for key operating decisions. Therefore, we do not consolidate Transform and we account for our interest under the equity method. In May 2012, the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, Transform's operations were substantially discontinued.

For further information regarding our VIEs that we account for under the equity method, see "Equity Method Investments" note.

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together, the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions. Neither we nor the financial institutions have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the financial institutions and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangement with the EQUVO Entities is merely a financing vehicle and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

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

MP Mask: MP Mask Technology Center, LLC ("MP Mask") is a VIE because substantially all of its costs are passed to us and its other member, Photronics, Inc. ("Photronics"), through product purchase agreements and MP Mask is dependent upon us or Photronics for any additional cash requirements.  We determined that we have the power to direct the activities of MP Mask that most significantly impact its economic performance, primarily because (1) of our tie-breaking voting rights over key operating decisions and (2) nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.  Therefore, we consolidate MP Mask.

For further information regarding our consolidated VIEs, see "Consolidated Variable Interest Entities" note.

Proposed Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012 (the "Japan Proceeding"). On March 23, 2012, the Japan Court issued an order to commence the Japan Proceeding. Elpida filed a Verified Petition for Recognition and Chapter 15 Relief (the "U.S. Proceeding") in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized the Japan Proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On February 26, 2013, the Elpida Companies' creditors approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. On March 29, 2013, certain creditors of Elpida filed appeals with the Tokyo High Court of the Japan Court's order approving Elpida's plan of reorganization.

In a related transaction, on July 2, 2012, we entered into a share purchase agreement (the "Rexchip Share Purchase Agreement") with Powerchip Technology Corporation, a Taiwanese corporation ("Powerchip"), and certain of its affiliates (collectively, the "Powerchip Group") to acquire the Powerchip Group's 24% share of Rexchip Electronics Corporation ("Rexchip"), a manufacturing joint venture formed by Elpida and Powerchip. For more information about the acquisition of the Rexchip shares from the Powerchip Group, see "Rexchip Share Purchase Agreement" below. Elpida currently owns, directly and indirectly through a subsidiary, 65% of Rexchip's outstanding common stock. As a result, if the transactions contemplated by the Sponsor Agreement and the Rexchip Share Purchase Agreement are completed, we will own 100% of Elpida and, directly or indirectly through one or more of our subsidiaries, 89% of Rexchip.

Elpida's assets include, among other things: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taiwan; and an assembly and test facility located in Akita, Japan.

Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida will strengthen our position in the memory market and enable us to provide customers with a wider portfolio of high-quality solutions. We also believe that the Elpida transactions will strengthen our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions. There can be no assurance that we will be able to successfully consummate the transactions described above.

Elpida Sponsor Agreement

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.17 billion, assuming approximately 92 yen per U.S. dollar, the exchange rate as of February 28, 2013), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $650 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $20 million) into an escrow account in July 2012, which will be applied towards our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund an initial installment payment to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.52 billion) of installment payments payable to the Elpida Companies' creditors will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payment is made. We or one of our subsidiaries are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement will be used to satisfy the required installment payments under the plans of reorganization. Although certain key parameters of the supply agreement have been agreed to with Elpida, the detailed terms have not been completed, and the final terms will be subject to Japan Court approval.

The Sponsor Agreement contains certain termination rights, including (i) in the event of a material adverse change affecting either Elpida and its subsidiaries or Rexchip disproportionate to industry trends or (ii) if our acquisition of Elpida has not closed by January 2, 2014, which date may be extended six months under certain limited circumstances.

The consummation of the Sponsor Agreement remains subject to completion or waiver of certain conditions, including:

i.
the finalization of the order of the Japan Court approving the plans of reorganization of the Elpida Companies, which order with respect to the Elpida plan of reorganization has been appealed by certain creditors of Elpida. On February 26, 2013, the Elpida Companies' creditors approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. On March 29, 2013, certain creditors of Elpida filed appeals with the Tokyo High Court of the Japan Court's order approving Elpida's plan of reorganization. Timing of the Tokyo High Court appeal process depends on a number of factors outside of our control and is impossible to predict with accuracy;

ii.
the granting of a recognition order by the U.S. Court with respect to the Japan Court's approval of the Elpida plan of reorganization or the completion or implementation of alternative actions providing substantially equivalent benefits; and

iii.	the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described below.

There can be no assurance that the various conditions will be satisfied or that the Elpida acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. Various creditors are challenging Elpida's proposed plan of reorganization and related requests for relief, both in the Japan Proceedings and the U.S. Proceedings. If the requisite court approvals and decisions are not obtained or the closing conditions are not satisfied or waived, we will not be able to close the acquisitions.

Summary Description of the Proposed Plans of Reorganization

Pursuant to the Sponsor Agreement, the trustees of the Elpida Companies prepared proposed plans of reorganization for Elpida and Akita, which plans set forth the treatment of the Elpida Companies' pre-petition creditors and their claims utilizing the support contemplated by the Sponsor Agreement. Generally, Elpida's proposed plan of reorganization provides that secured creditors will recover 100% of the amount of their fixed claims, whereas unsecured creditors will recover at least 17.4% of the amount of their fixed claims. Under certain circumstances, the amounts recoverable by unsecured creditors may exceed 17.4% of their fixed claims. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plans of reorganization. The creditors will be paid by Elpida in installments, with the first installment payment to occur within three months after the closing of Micron's acquisition of Elpida. The remaining installment payments will occur on the last business day of each year over a six-year period beginning the year after the first installment payment is made. The secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. To the extent any claims remain unfixed as of the seventh installment payment date, an additional payment will be made to unsecured creditors once the remaining claims are finally fixed to the extent the remaining reserve exceeds the amounts payable with respect to the fixed claims. Akita's proposed plan of reorganization provides that secured creditors will recover 100% of the amount of their claims, whereas unsecured creditors will recover 19% of the amount of their claims. The secured creditors will be paid in full on the first installment payment date, while the unsecured creditors will be paid in seven installments.

The initial installment payment to be made by the Elpida Companies pursuant to the proposed plans of reorganization is 60 billion yen (or the equivalent of approximately $650 million), which amount is subject to reduction for certain items specified in the Sponsor Agreement. The Elpida Companies will use the proceeds of Micron's investment at the closing of the Elpida acquisition to fund the initial installment payment. The remaining 140 billion yen (or the equivalent of approximately $1.52 billion) of installment payments will be made by the Elpida Companies in six annual installments, with payments of 20 billion yen (or the equivalent of approximately $217 million) in each of the first four annual installment payments, and payments of 30 billion yen (or the equivalent of approximately $325 million) in each of the final two annual installment payments. Cash flows from the cost-plus supply agreement described above will be used to satisfy the second through seventh installment payments under the proposed plans of reorganization.

Certain contingency matters related to the Elpida Companies, which are primarily comprised of outstanding litigation claims, were not treated as fixed claims under the proposed plans of reorganization at the time the plans were filed with the Japan Court. A portion of each installment amount payable to the creditors of the Elpida Companies will be reserved in the event that any of these matters become fixed claims, in which case the fixed claims will be paid under the plans of reorganization in the same manner as the fixed claims of other creditors. To the extent the aggregate amounts reserved from the installment payments exceed the aggregate amounts payable with respect to these unfixed claims once they become fixed, the excess amounts reserved will be distributed to unsecured creditors with respect to their fixed claims, resulting in an increased recovery for the unsecured creditors out of the installment payments. To the extent the aggregate amounts reserved is less than the aggregate amounts payable with respect to these unfixed claims once they become fixed, the Elpida Companies would be responsible to fund any shortfall to ensure that the creditors receive the recovery to which they are entitled under the plans of reorganization with respect to these claims. As a result, there is a possibility that the total amount payable by the Elpida Companies to their creditors under the plans of reorganization will exceed 200 billion yen, as adjusted. In addition, if these unfixed claims are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization.

Micron Credit Support Arrangements with respect to the Elpida Companies

Pursuant to the Sponsor Agreement we agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. This support included a commitment to use reasonable best efforts to assist Elpida with the extension or replacement of Elpida's then existing working capital credit facility through the closing of the Elpida acquisition, which assistance may include the provision of a payment guarantee by us under certain circumstances. Under the Sponsor Agreement, we also agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $694 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or the equivalent of approximately $434 million) incurred prior to June 30, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries.

As of February 28, 2013, we have provided payment guarantees related to financing of capital expenditures of 29 million euros (or the equivalent of approximately $38 million) and 6 billion yen (or the equivalent of approximately $65 million). We have also provided a payment guarantee relating to an extension of Elpida's existing working capital credit facility, which provides for aggregate borrowings in the amount of up to 10 billion yen (or the equivalent of approximately $108 million), with an outstanding borrowing as of February 28, 2013 of 8 billion yen (or the equivalent of approximately $87 million). We have entered into an omnibus reimbursement agreement with Elpida in connection with our financial support obligations under the Sponsor Agreement, whereby Elpida and certain of its subsidiaries have agreed, among other things, to reimburse us for any amounts that we are required to pay under or in connection with the payment guarantees. These obligations under the omnibus reimbursement agreement are collateralized by approximately 93% of the Rexchip shares held by Elpida and one of its subsidiaries. In the event we are required to make any payments to Elpida's lenders under the guarantees, our rights will be subrogated to those of the lenders, including any rights to exercise remedies with respect to collateral securing the underlying loans. Failure to close the Elpida acquisition would not relieve us of our obligations under the foregoing payment guarantees. Under the Sponsor Agreement, certain conditions require Elpida's cash balances to be below a certain level in order for capital expenditure financing support to be available to Elpida. As of February 28, 2013, these conditions were not satisfied.  As a result, we will not be obligated to provide any such further support unless and until such conditions, as well as all other applicable conditions, are met.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into the Rexchip Share Purchase Agreement with the Powerchip Group, under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $338 million, assuming approximately 30 New Taiwan dollars per U.S. dollar, the exchange rate as of February 28, 2013). The consummation of the Rexchip Share Purchase Agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Sponsor Agreement. At the closing of the Sponsor Agreement and the Rexchip Share Purchase Agreement, our aggregate beneficial ownership interest in Rexchip will approximate 89%.

Currency Hedging

Elpida Hedges: On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per U.S. dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. As a result of the mark-to-market adjustments for the hedge, we recorded losses to other non-operating expense of $114 million and $176 million in the second quarter and first six months of 2013, respectively. As of February 28, 2013, our cumulative loss on the hedge was $168 million. In the third quarter of 2013, we recorded additional losses of $23 million on the initial hedge through its settlement on March 26, 2013. We paid $191 million on settlement. As a result of the weaker yen since the inception of the hedge on July 2, 2012, the U.S. dollar equivalent of the 200 billion yen to be paid to the secured and unsecured creditors of the Elpida Companies had decreased by $338 million as of February 28, 2013.

On March 26, 2013, we executed a series of separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below market forward contracts to buy 80 billion yen with a weighted-average price of 91.00 (yen per U.S. dollar) and purchased put options to sell 80 billion yen with a weighted-average strike price of 94.24. These forward contracts and put options, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.

The forward and option contracts detailed above were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations.

Rexchip Hedges: On July 25, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollar per U.S. dollar). These options expired on April 2, 2013 and we paid $3 million on settlement. These option contracts were not designated for hedge accounting and were remeasured at fair value each period with gains and losses reflected in our results of operations.

Micron Technology Italia, S.r.l.

On February 25, 2013, we entered into an agreement to sell Micron Technology Italia, S.r.l., ("MIT") a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry Marsica S.r.l. ("LFoundry"). As consideration for the shares of MIT, we expect to receive a long-term note from LFoundry. Under the agreements, we will assign to LFoundry our supply agreement with Aptina Imaging Corporation ("Aptina") for CMOS image sensors manufactured at the Avezzano facility. We expect to close the transaction in the third quarter of 2013.

The assets and liabilities of MIT, and related imager inventories, were classified as held for sale in the second quarter of 2013 and were written down to their estimated fair values. The fair value was determined primarily based on the expected proceeds from the sale to LFoundry (Level 3 fair value measurements). In connection therewith, in the second quarter of 2013, we recorded an estimated impairment loss of $62 million in other operating expense. As of February 28, 2013, the assets and liabilities held for sale consisted primarily of inventories; property, plant and equipment; accounts payable and accrued expenses and pension obligations and were presented in our consolidated balance sheet as follows:

As of	February 28, 2013
Other current assets	$73
Other noncurrent assets	37
Accounts payable and accrued expenses	(40)
Other noncurrent liabilities	(34)
$36

Investments

As of February 28, 2013 and August 30, 2012, available-for-sale investments, including cash equivalents, were as follows:

As of	February 28, 2013				August 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,634	$—	$—	$1,634	$2,159	$—	$—	$2,159
Corporate bonds	360	1	—	361	233	1	—	234
Government securities	220	—	—	220	144	—	—	144
Asset-backed securities	111	—	—	111	77	—	—	77
Certificates of deposit	93	—	—	93	31	—	—	31
Commercial paper	58	—	—	58	39	—	—	39
Marketable equity securities	10	—	(1)	9	10	—	—	10
	$2,486	$1	$(1)	$2,486	$2,693	$1	$—	$2,694

As of February 28, 2013, no available-for-sale security had been in a loss position for longer than 12 months.

The table below presents the amortized cost and fair value of available-for-sale debt securities, including cash equivalents, as of February 28, 2013 by contractual maturity:

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$1,634	$1,634
Due in 1 year or less	306	306
Due in 1 - 2 years	228	228
Due in 2 - 4 years	277	278
Due after 4 years	31	31
	$2,476	$2,477

Net unrealized holding gains reclassified out of accumulated other comprehensive income from sales of available-for-sale securities were not significant for the second quarter or first six months of 2013 and were $34 million for the second quarter of 2012. Proceeds from the sales of available-for-sale securities were $67 million and $160 million for the second quarter and first six months of 2013, respectively, and $41 million for the second quarter of 2012. Gross realized gains from sales of available-for-sale securities were not significant for the second quarter or first six months of 2013 and were $34 million for the second quarter of 2012.

Receivables

As of	February 28, 2013	August 30, 2012
Trade receivables (net of allowance for doubtful accounts of $4 and $5, respectively)	$998	$933
Income and other taxes	60	80
Related party receivables	39	63
Other	129	213
	$1,226	$1,289

As of February 28, 2013 and August 30, 2012, related party receivables included $39 million and $62 million, respectively, due from Aptina primarily for sales of image sensors under a wafer supply agreement.  (See "Equity Method Investments" note.)

As of February 28, 2013 and August 30, 2012, other receivables included $2 million and $63 million, respectively, from our currency hedges. As of February 28, 2013 and August 30, 2012, other receivables included $39 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  As of August 30, 2012, other receivables also included $17 million due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Derivative Financial Instruments," "Consolidated Variable Interest Entities" and "Equity Method Investments" notes.)

Inventories

As of	February 28, 2013	August 30, 2012
Finished goods	$451	$512
Work in process	1,161	1,148
Raw materials and supplies	109	152
	$1,721	$1,812

Property, Plant and Equipment

As of	February 28, 2013	August 30, 2012
Land	$90	$92
Buildings	4,591	4,714
Equipment	15,166	15,653
Construction in progress	55	43
Software	304	323
	20,206	20,825
Accumulated depreciation	(13,233)	(13,722)
	$6,973	$7,103

Depreciation expense was $434 million and $871 million for the second quarter and first six months of 2013, respectively, and $547 million and $1,089 million for the second quarter and first six months of 2012, respectively. Other noncurrent assets included buildings, equipment and other assets classified as held for sale of $53 million as of February 28, 2013 and $25 million as of August 30, 2012.

Equity Method Investments

As of	February 28, 2013		August 30, 2012
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$277	39.7%	$370	39.7%
Other	14	Various	19	Various
	$291		$389

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Inotera	$(55)	$(56)	$(108)	$(119)
Other	(3)	(17)	(2)	(28)
	$(58)	$(73)	$(110)	$(147)

Our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $280 million and primarily included our Inotera investment balance.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As of February 28, 2013, we held a 39.7% ownership interest in Inotera, Nanya held a 26.3% ownership interest and the remaining ownership interest was publicly held. As of February 28, 2013, based on the closing trading price of Inotera's shares in an active market, the market value of our equity interest in Inotera was $458 million. As of February 28, 2013 and August 30, 2012, there were gains of $58 million and $49 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of those investments.  These differences are being amortized as a net credit to earnings through equity in net loss of equity method investees (the "Inotera Amortization").  In the second quarter and first six months of 2012, we recognized $12 million and $24 million, respectively, of Inotera Amortization. As of August 30, 2012, the remaining amount of unrecognized Inotera Amortization was not significant.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $541 million for its year ended December 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $1.76 billion as of December 31, 2012, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants and had not been in compliance for the past several years. Inotera has requested a waiver from complying with the December 31, 2012 financial covenants and Inotera's creditors have until May 3, 2013 to respond. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in obtaining a waiver from complying with its financial covenants as of December 31, 2012 or improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

On January 17, 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we will purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from actual market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term and a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. Under applicable accounting guidance, the Inotera Supply Agreement is treated as containing an embedded operating lease with respect to Inotera's production assets during the initial three-year term of the lease. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Under these agreements, we purchased $200 million and $401 million of DRAM products in the second quarter and first six months of 2013, respectively, and $142 million and $298 million in the second quarter and first six months of 2012, respectively. In the second quarter and first quarter of 2012, we recognized losses on our purchase commitment under the former supply agreement with Inotera of $19 million and $40 million, respectively.

Effective through December 31, 2012, under a cost-sharing arrangement, we generally shared DRAM development costs with Nanya. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya will no longer participate in the joint development program. Pursuant to the cost-sharing arrangement, our research and development ("R&D") costs were reduced by $4 million and $19 million in the second quarter and first six months of 2013, respectively, and $36 million and $73 million in the second quarter and first six months of 2012, respectively.

Other

Transform: In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.  As of February 28, 2013, we and Origin each held a 50% ownership interest in Transform.  As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, in May 2012 the Board of Directors of Transform approved a liquidation plan. As of August 30, 2012, Transform's operations were substantially discontinued.

Aptina: Other equity method investments included a 30.2% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses.

We manufacture components for CMOS image sensors for Aptina under a wafer supply agreement.  For the second quarter and first six months of 2013, we recognized net sales of $48 million and $109 million, respectively, from products sold to Aptina, and cost of goods sold of $57 million and $138 million, respectively. For the second quarter and first six months of 2012, we recognized net sales of $99 million and $193 million, respectively, from products sold to Aptina, which approximated costs. Upon the closing of our agreement to sell MIT to LFoundry, we will assign to LFoundry our supply agreement with Aptina to manufacture image sensors at the 200mm Avezzano facility. (See "Micron Technology Italia, S.r.l." note.)

Intangible Assets

As of	February 28, 2013		August 30, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$579	$(255)	$575	$(234)
Customer relationships	127	(106)	127	(98)
Other	1	—	1	—
	$707	$(361)	$703	$(332)

During the first six months of 2013 and 2012, we capitalized $16 million and $30 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively.

Amortization expense was $21 million and $41 million for the second quarter and first six months of 2013 and $22 million and $44 million for the second quarter and first six months of 2012, respectively.  Annual amortization expense is estimated to be $82 million for 2013, $78 million for 2014, $60 million for 2015, $52 million for 2016 and $41 million for 2017.

Accounts Payable and Accrued Expenses

As of	February 28, 2013	August 30, 2012
Accounts payable	$674	$818
Salaries, wages and benefits	209	290
Customer advances	136	141
Related party payables	106	130
Income and other taxes	33	25
Other	340	237
	$1,498	$1,641

As of February 28, 2013 and August 30, 2012, related party payables included $106 million and $130 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of February 28, 2013 and August 30, 2012, customer advances included $133 million and $139 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of February 28, 2013 and August 30, 2012, other noncurrent liabilities included $62 million and $120 million, respectively, from this agreement. (See "Consolidated Variable Interest Entities – IM Flash" note.)

As of February 28, 2013 and August 30, 2012, other accounts payable and accrued expenses included $172 million and $51 million, respectively, of liabilities associated with currency hedges executed in connection with the Sponsor Agreement and Rexchip Share Purchase Agreement. As of February 28, 2013 and August 30, 2012, other accounts payable and accrued expenses included $18 million and $14 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Derivative Financial Instruments" and "Consolidated Variable Interest Entities – IM Flash" notes.)

Debt

As of	February 28, 2013	August 30, 2012
Capital lease obligations, due in periodic installments, weighted-average remaining term of 3.8 years and weighted-average rate 4.5% as of February 28, 2013	$935	$883
2032C convertible senior notes, due May 2032, holder can put back May 2019(1), stated rate 2.375%, effective rate 6.0%, net of discount of $93 and $99, respectively	457	451
2014 convertible senior notes, due June 2014, stated rate 1.875%, effective rate 7.9%, net of discount of $33 and $89, respectively	452	860
2032D convertible senior notes, due May 2032, holder can put back May 2021(1), stated rate 3.125%, effective rate 6.3%, net of discount of $85 and $89, respectively	365	361
2031A convertible senior notes, due August 2031, holder can put back August 2018(1), stated rate 1.5%, effective rate 6.5%, net of discount of $74 and $80, respectively	271	265
2033E convertible senior notes, due February 2033, holder can put back February 2018(1), stated rate 1.625%, effective rate 4.5%, net of discount of $31	269	—
2033F convertible senior notes, due February 2033, holder can put back February 2020(1), stated rate 2.125%, effective rate 4.9%, net of discount of $43	257	—
2031B convertible senior notes, due August 2031, holder can put back August 2020(1), stated rate 1.875%, effective rate 7.0%, net of discount of $97 and $102, respectively	248	243
Term note payable, due in periodic installments through January 2018, stated rate 2.4%	212	—
2027 convertible senior notes, due June 2027, holder can put back June 2017(1), stated rate 1.875%, effective rate 6.9%, net of discount of $31 and $34, respectively	144	141
Intel senior note, due in periodic installments through April 2014, variable rate	41	58
	3,651	3,262
Less current portion	(350)	(224)
	$3,301	$3,038
(1) Holders of these notes have the right to require us to repurchase all or a portion of their notes on the dates specified.

Capital Lease Obligations

In the second quarter of 2013, we received $47 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $47 million at a weighted-average effective interest rate of 4.6%, payable in periodic installments through January 2017. In the first six months of 2013, we received $73 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $73 million at a weighted-average effective interest rate of 4.6%, payable in periodic installments through January 2017.

Partial Repurchase of the 2014 Notes

On February 12, 2013, we repurchased $464 million of aggregate principal amount of our 1.875% Convertible Senior Notes due June 2014 (the "2014 Notes") for $477 million. The liability and equity components of the 2014 Notes were stated separately pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. Accordingly, the repurchase resulted in the derecognition of $431 million in debt for the principal amount (net of $33 million of debt discount) and $15 million in additional capital for the equity component. We recognized a charge of $31 million associated with the early liquidation, based on the estimated $462 million fair value of the debt component and the $431 million carrying value (net of unamortized discount) of the notes repurchased. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the debt component of the 2014 Notes on a stand-alone basis, issued by entities with credit ratings similar to ours at the repurchase date (Level 2 fair value measurements).

2033E and 2033F Notes

On February 12, 2013, we issued $300 million of 1.625% Convertible Senior Notes due February 2033 (the "2033E Notes") and $300 million of 2.125% Convertible Senior Notes due February 2033 (the "2033F Notes" and together with the 2033E Notes, the "2033 Notes"). Issuance costs for the 2033 Notes totaled $16 million. The initial conversion rate for the 2033 Notes is 91.4808 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $10.93 per share of common stock. Interest is payable in February and August of each year.

Upon issuance of the 2033 Notes, we recorded $526 million of debt, $72 million of additional capital and $14 million of deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt is based on the fair value of the debt component as a standalone instrument and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (Level 2 fair value measurements). The difference between the debt recorded at inception and the principal amount ($31 million for the 2033E Notes and $43 million for the 2033F Notes) is being accreted to principal as interest expense through February 2018 for the 2033E Notes and February 2020 for the 2033F Notes, the expected life of the notes.

Conversion Rights: Holders may convert their 2033 Notes under the following circumstances: (1) if the 2033 Notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (approximately $14.21 per share) of the 2033 Notes; (3) if the trading price of the 2033 Notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2033 Notes during the periods specified in the indenture; (4) if specified distributions or corporate events occur, as set forth in the indenture for the 2033 Notes; or (5) at any time after November 15, 2032.

Upon conversion, we will pay cash equal to the lesser of the aggregate principal amount and the conversion value of the notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our option, for any remaining conversion obligation. As a result of the conversion provisions in the indenture, upon conversion of the 2033 Notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2033E Notes on or after February 20, 2018 and the 2033F Notes on or after February 20, 2020. The redemption price will equal the principal amount plus accrued and unpaid interest.

Cash Repurchase at the Option of the Holder: We may be required by the holders of the 2033 Notes to repurchase for cash all or a portion of the 2033E Notes on February 15, 2018 and on February 15, 2023 and all or a portion of the 2033F Notes on February 15, 2020 and on February 15, 2023. The repurchase price is equal to the principal amount plus accrued and unpaid interest. Upon a change in control or a termination of trading, as defined in the indenture, holders of the 2033 Notes may require us to repurchase for cash all or a portion of their 2033 Notes at a repurchase price equal to the principal amount plus accrued and unpaid interest.

Term Note Payable

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we could draw up to $214 million under the facility agreement.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.4% per annum.  On January 31, 2013, we drew the remaining $41 million with interest at 2.4% per annum. The facility agreement contains customary covenants and events of default.

Revolving Credit Facility

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum. As of February 28, 2013, we had not drawn any amounts under this facility.

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

We are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy. On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid and/or unenforceable. Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief. We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  On March 27, 2013, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that certain of our DDR2, DDR3, RLDRAM and RLDRAM II products infringe as many as fourteen Rambus patents and seeking monetary damages, treble damages, and injunctive relief. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants. The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs.

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us and seven other defendants. On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleged that certain of our DRAM products infringed two U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

On September 14, 2011, Smart Memory Solutions LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and Winbond Electronics Corporation of America.  The complaint alleged that certain of our NOR Flash products infringed a single U.S. patent and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

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

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleged that certain of our DRAM products infringed five U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

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

We are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss, except as noted in the discussion of the Advanced Data Access LLC, Smart Memory Solutions LLC and Semiconductor Technologies, LLC matters above. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases have been removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We had paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012 and February 5, 2013. Additional hearings are scheduled for June 11, 2013 and July 2, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of February 28, 2013, the Inotera shares purchased from Qimonda had a net carrying value of $121 million.

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

Under the Sponsor Agreement, we have provided payment guarantees related to financing of capital expenditures. (See "Proposed Acquisition of Elpida Memory, Inc." note.)

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Six Months Ended February 28, 2013			Six Months Ended March 1, 2012
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$7,700	$717	$8,417	$8,470	$1,382	$9,852

Net income (loss)	(561)	2	(559)	(469)	—	(469)
Other comprehensive income (loss)	(1)	—	(1)	(64)	—	(64)
Comprehensive income (loss)	(562)	2	(560)	(533)	—	(533)

Contribution from noncontrolling interests	—	10	10	—	138	138
Distributions to noncontrolling interests	—	—	—	—	(147)	(147)
Capital and other transactions attributable to Micron	93	—	93	49	—	49
Ending balance	$7,231	$729	$7,960	$7,986	$1,373	$9,359

2013 Capped Call Transactions

Concurrent with the issuance of the 2033E and 2033F Notes, on February 6, 2013 and February 12, 2013, we entered into capped call transactions (the "2013E Capped Calls" and "2013F Capped Calls," collectively the "2013 Capped Calls") that have an initial strike price of approximately $10.93 per share, subject to certain adjustments, which was set to equal the initial conversion price of the 2033 Notes. The 2013 Capped Calls have a cap price of $14.51 per share and cover, subject to anti-dilution adjustments similar to those contained in the 2033 Notes, an approximate combined total of 54.9 million shares of common stock. The 2013E Capped Calls expire on various dates between January and February 2018, and the 2013F Capped Calls expire on various dates between January and February 2020. The 2013 Capped Calls are intended to reduce the potential dilution upon conversion of the 2033 Notes. The 2013 Capped Calls may be settled in shares or cash, at our election. Settlement of the 2013 Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below $10.93, to a maximum of $196 million if the market price per share of our common stock is at or above $14.51. We paid $48 million to purchase the 2013 Capped Calls. The 2013 Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

2009 Capped Call Transactions

Concurrent with the issuance in April 2009 of our 4.25% Convertible Senior Notes due 2013, we entered into capped call transactions (the "2009 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2009 Capped Calls expired in October, 2012 and November, 2012.  We elected cash settlement and received $24 million in the first quarter of 2013.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, at the end of each period, as well as the activity for the six months ended February 28, 2013, were as follows:

	August 30, 2012	Other Comprehensive Income	February 28, 2013
Cumulative foreign currency translation adjustments	$49	$9	$58
Gain (loss) on derivatives, net	31	(8)	23
Gain (loss) on investments, net	1	(1)	—
Pension liability adjustments	(1)	(1)	(2)
Accumulated other comprehensive income	$80	$(1)	$79

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for capital expenditures and operating cash flows, primarily denominated in the euro and yen.  In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement entered into in July 2012, we are exposed to significant currency exchange rate risk for the yen and New Taiwan dollar. We use derivative instruments to manage a portion of our exposures to changes in currency exchange rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with our capital expenditures and operating cash flows, our primary objective of entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows. For exposures associated with our yen or New Taiwan dollar denominated payment obligations under the Sponsor Agreement and Rexchip Share Purchase Agreement, our primary objective for entering into currency derivatives is to mitigate risks if those currencies strengthen relative to the U.S. dollar, while preserving some ability for us to benefit if those currencies weaken.

Our derivatives consist primarily of currency forward contracts and currency options.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of February 28, 2013, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts, was generally equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  We also enter into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

Currency Derivatives without Hedge Accounting Designation

We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements).  Realized and unrealized gains and losses on derivative instruments and the underlying monetary assets and liabilities are included in other non-operating income (expense).

In connection with the currency exchange rate risk with the Sponsor Agreement and Rexchip Share Purchase Agreement, we entered into currency options that settled on March 26, 2013 and expired on April 2, 2013, respectively. On March 26, 2013, we entered into below market currency forward contracts and purchased currency put options that expire on September 25, 2013 to hedge our exposure to the yen-denominated acquisition payments. (See "Proposed Acquisition of Elpida Memory, Inc. – Currency Hedging" note.) Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (Level 2 fair value measurements).  These options are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other non-operating income (expense).

Total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

Currency	Notional Amount (in U.S. Dollars)		Fair Value of
			Asset (1)	(Liability) (2)
As of February 28, 2013
Forward contracts:
Euro	$255		$1	$(5)
Singapore dollar	208		—	—
Shekel	64		—	—
Yen	24		1	(2)
Currency options:
Yen	5,050	(3)	—	(119)
New Taiwan dollar	342		—	—
	$5,943		$2	$(126)

As of August 30, 2012
Forward contracts:
Euro	$173		$2	$(1)
Singapore dollar	251		—	(1)
Shekel	65		—	(1)
Yen	18		—	—
Currency options:
Yen	5,050	(3)	57	—
New Taiwan dollar	342		2	—
	$5,899		$61	$(3)

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

(3)	Notional amount includes purchased options of $2,527 million and sold options of $2,523 million.

For currency forward contracts and options without hedge accounting designation, we recognized net losses of $122 million and $173 million for the second quarter and first six months of 2013, respectively, and net gains of $3 million and net losses of $17 million for the second quarter and first six months of 2012, respectively, which were included in other non-operating income (expense).

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (Level 2 fair value measurements). For derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives was included as a component of accumulated other comprehensive income (loss).  For derivatives hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense).  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
Currency		Asset (1)	(Liability) (2)
As of February 28, 2013
Forward contracts:
Yen	$37	$—	$(4)
Euro	9	—	—
Currency options:
Yen	40	—	(2)
	$86	$—	$(6)
As of August 30, 2012
Forward contracts:
Yen	$108	$2	$—
Euro	35	—	—
Currency options:
Yen	32	—	—
	$175	$2	$—

(1)	Included in receivables – other.

(2)	Included in accounts payable and accrued expenses – other.

For the second quarter and first six months of 2013, we recognized net pre-tax derivative losses of $6 million and $10 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the second quarter and first six months of 2012, we recognized net pre-tax derivative losses of $2 million and $11 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in the second quarters and first six months of 2013 and 2012.  In the second quarter and first six months of 2013, $1 million of pre-tax net losses and $2 million of pre-tax net gains, respectively, were reclassified from accumulated other comprehensive income (loss) to earnings.  In the second quarter and first six months of 2012, $2 million and $4 million, respectively, of pre-tax net gains were reclassified from accumulated other comprehensive income (loss) to earnings. As of February 28, 2013, the amount of pre-tax net derivative gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $2 million.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	February 28, 2013				August 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,634	$—	$—	$1,634	$2,159	$—	$—	$2,159
Certificates of deposit	—	92	—	92	—	27	—	27
Commercial paper	—	47	—	47	—	29	—	29
Government securities	—	—	—	—	—	5	—	5
	1,634	139	—	1,773	2,159	61	—	2,220
Short-term investments:
Government securities	—	103	—	103	—	51	—	51
Corporate bonds	—	50	—	50	—	31	—	31
Commercial paper	—	11	—	11	—	10	—	10
Asset-backed securities	—	2	—	2	—	4	—	4
Certificates of deposit	—	1	—	1	—	4	—	4
	—	167	—	167	—	100	—	100
Long-term marketable investments:
Corporate bonds	—	311	—	311	—	203	—	203
Government securities	—	117	—	117	—	88	—	88
Asset-backed securities	—	109	—	109	—	73	—	73
Marketable equity securities	7	2	—	9	5	5	—	10
	7	539	—	546	5	369	—	374

	$1,641	$845	$—	$2,486	$2,164	$530	$—	$2,694

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non-U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of February 28, 2013, no adjustments were made to such pricing information.

Marketable equity securities included approximately 1.3 million ordinary shares of Tower Semiconductor Ltd. received in connection with the sale of our wafer fabrication facility in Japan in June 2011. As of February 28, 2013, 0.3 million shares received were subject to resale restriction and were valued using a protective put model (Level 2). Resale restriction had lapsed for the remaining 1.0 million shares and they were valued using quoted market prices (Level 1).

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	February 28, 2013		August 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$3,132	$2,463	$2,669	$2,321
Other notes	246	253	56	58

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

Equity Plans

As of February 28, 2013, we had an aggregate of 148.6 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 104.3 million shares were subject to outstanding awards and 44.3 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 13.4 million and 17.3 million stock options during the second quarter and first six months of 2013, respectively, with weighted-average grant-date fair values per share of $3.35 and $3.27, respectively. We granted 14.5 million and 20.4 million stock options during the second quarter and first six months of 2012, respectively, with weighted-average grant-date fair values per share of $3.25 and $3.16, respectively.

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

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Average expected life in years	5.1	5.1	5.1	5.1
Weighted-average expected volatility	59%	66%	60%	66%
Weighted-average risk-free interest rate	0.7%	0.9%	0.7%	1.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of February 28, 2013, there were 13.4 million shares of Restricted Stock Awards outstanding, of which 3.5 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the second quarters and first six months of 2013 and 2012 were as follows:

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Service-based awards	3.2	2.0	5.4	3.8
Performance-based awards	—	—	1.2	1.9
Weighted-average grant-date fair values per share	$6.69	$5.84	$6.20	$5.40

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Stock-based compensation expense by caption:
Cost of goods sold	$7	$7	$13	$12
Selling, general and administrative	9	18	18	29
Research and development	5	5	9	9
	$21	$30	$40	$50

Stock-based compensation expense by type of award:
Stock options	$14	$19	$27	$31
Restricted stock awards	7	11	13	19
	$21	$30	$40	$50

As of February 28, 2013, $187 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2017, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Other Operating (Income) Expense, Net

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Loss on impairment of MIT assets	$62	$—	$62	$—
(Gain) loss on disposition of property, plant and equipment	(10)	5	(15)	6
Other	—	13	(24)	7
	$52	$18	$23	$13

Other operating income for the first six months of 2013 included a gain of $25 million resulting from the termination of a lease by Transform to a portion of our manufacturing facilities in Boise, Idaho.

Other Non-Operating Income (Expense), Net

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Gain (loss) from changes in currency exchange rates	$(127)	$(2)	$(186)	$(13)
Loss from extinguishment of debt	(31)	—	(31)	—
Gain from disposition of investments	—	39	—	39
Other	(1)	—	(1)	—
	$(159)	$37	$(218)	$26

Gain (loss) from changes in currency exchange rates in the second quarter and first six months of 2013 included currency losses of $120 million and $178 million, respectively, from changes in the market value of currency hedges executed in connection with our planned acquisitions of Elpida and Rexchip. Loss from extinguishment of debt for the second quarter of 2013 included a $31 million charge associated with early liquidation of the 2014 Notes. (See "Debt" note.)

Income Taxes

Income taxes for the second quarter of 2013 included tax benefits related to two non-U.S. jurisdictions of $10 million for the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position, and $9 million for a favorable change in tax law applicable to prior years.  Income taxes for the first quarter of 2012 included a tax benefit of $14 million related to the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position.  Remaining taxes for the second quarter and first six months of 2013 and 2012, respectively, primarily reflect taxes on our non-U.S. operations. We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the second and first quarters of 2013 and 2012 was substantially offset by changes in the valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision in the second quarter and first six months of 2013 by $36 million ($0.04 per diluted share) and by $47 million ($0.05 per diluted share), respectively. These arrangements were not significant in the second quarter or first six months of 2012.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 383.9 million for the second quarter and first six months of 2013 and were 290.9 million for the second quarter and first six months of 2012.

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Net loss available to Micron shareholders - basic and diluted	$(286)	$(282)	$(561)	$(469)

Weighted-average common shares outstanding - basic and diluted	1,016.0	982.8	1,014.9	982.1

Loss per share:
Basic	$(0.28)	$(0.29)	$(0.55)	$(0.48)
Diluted	(0.28)	(0.29)	(0.55)	(0.48)

Consolidated Variable Interest Entities

IM Flash

IMFT: Since its inception in 2006 through February 28, 2013, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and, since the third quarter of 2012, certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	February 28, 2013	August 30, 2012
Assets
Cash and equivalents	$92	$157
Receivables	59	78
Inventories	59	67
Other current assets	5	5
Total current assets	215	307
Property, plant and equipment, net	1,368	1,342
Other noncurrent assets	39	36
Total assets	$1,622	$1,685

Liabilities
Accounts payable and accrued expenses	$81	$104
Deferred income	9	10
Equipment purchase contracts	3	58
Current portion of long-term debt	6	6
Total current liabilities	99	178
Long-term debt	16	18
Other noncurrent liabilities	123	129
Total liabilities	$238	$325

Our ability to access IMFT's cash and investments to finance our other operations is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the cost of product design, other NAND Flash R&D costs and, since the third quarter of 2012, the R&D cost of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $34 million and $66 million for the second quarter and first six months of 2013, respectively, and $20 million and $42 million for the second quarter and first six months of 2012, respectively.

IMFS: We partnered with Intel in 2007 to form IM Flash Singapore, LLP ("IMFS") to manufacture NAND Flash memory products for the exclusive use of the members. In the third quarter of 2012, we acquired Intel's remaining interest in IMFS and terminated IMFS' supply agreement with us and Intel.

Supply Agreements: IMFT sells products to the joint venture members generally in proportion to their ownership interests at long-term negotiated prices approximating cost. Prior to the third quarter of 2012, IMFS also sold product to us and Intel generally in proportion to our ownership interests at long-term negotiated prices approximating cost. Due to changes in the ownership interest of IMFS, our share of its output grew from 57% at the beginning of the first quarter of 2012 to 78% in the second quarter of 2012. As a result of our acquisition of Intel's remaining interest in IMFS and other IM Flash restructuring agreements with Intel, Intel has not had rights to the output from either IMFS or our Virginia facility since the third quarter of 2012. Subsequent to the third quarter of 2012, we also sell NAND Flash products to Intel under other negotiated arrangements.

Aggregate NAND Flash sales to Intel were $160 million and $308 million for the second quarter and first six months of 2013, respectively, and were $255 million and $516 million for the second quarter and first six months of 2012, respectively. Receivables from Intel for sales of NAND Flash products as of February 28, 2013 and August 30, 2012 were $102 million and $103 million, respectively.

IM Flash distributions and contributions: The following table presents IM Flash's distributions to and contributions from its shareholders ("IM Flash" includes both IMFT and IMFS for the second quarter and first six months of 2012 and includes only IMFT for the second quarter and first six months of 2013):

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
IM Flash distributions to Micron	$—	$67	$—	$153
IM Flash distributions to Intel	—	64	—	147
Micron contributions to IM Flash	10	—	10	103
Intel contributions to IM Flash	10	—	10	131

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through February 28, 2013, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We contributed $8 million to MP Mask and Photronics contributed $7 million to MP Mask in the first quarter of 2012. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $23 million and $26 million as of February 28, 2013 and August 30, 2012, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

The following table presents the assets and liabilities of MP Mask included in our consolidated balance sheets, excluding intercompany balances:

As of	February 28, 2013	August 30, 2012
Current assets	$28	$19
Noncurrent assets (primarily property, plant and equipment)	163	170
Current liabilities	10	12

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

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of total net sales, cost of goods sold or forecasted wafer production. In the second quarter of 2013, we reclassified the (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, the (gains) losses from changes in currency exchange rates has been reclassified out of operating income (loss) for our segments for the first quarter of 2013 and second quarter and first six months of 2012.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Six Months Ended
	February 28, 2013	March 1, 2012	February 28, 2013	March 1, 2012
Net sales:
DSG	$756	$608	$1,356	$1,264
NSG	713	734	1,330	1,417
ESG	282	242	560	504
WSG	213	307	476	680
All Other	114	118	190	234
	$2,078	$2,009	$3,912	$4,099

Operating income (loss):
DSG	$(46)	$(167)	$(158)	$(302)
NSG	64	99	77	198
ESG	65	15	143	54
WSG	(87)	(129)	(151)	(185)
All Other	(19)	(22)	(31)	(40)
	$(23)	$(204)	$(120)	$(275)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding our proposed acquisition of Elpida; in "Net Sales" regarding the timing of the closing of our sale of MIT; in "Selling, General and Administrative" regarding SG&A costs for the third quarter of 2013; in "Research and Development" regarding R&D costs for the third quarter of 2013; and in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through the next twelve months and regarding our pursuit of additional financing, capital spending in 2013, the timing of payments for certain contractual obligations and the timing of payments in connection with the Elpida transactions. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2012. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2013 and 2012 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview: An overview of our business and operations and highlights of key transactions and events.

•	Results of Operations: An analysis of our financial results consisting of the following:

◦	Consolidated results;

◦	Operating results by business segment;

◦	Operating results by product; and

◦	Operating expenses and other.

•	Liquidity and Capital Resources: An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and potential sources of liquidity.

•	Off-Balance Sheet Arrangements: Contingent liabilities, commitments and off-balance sheet arrangements.

Overview

We are one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers ("OEMs") and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and the return on research and development ("R&D") investments.

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

Proposed Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012. Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide payments to the secured and unsecured creditors of the Elpida Companies in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.17 billion, assuming approximately 92 yen per U.S. dollar, the exchange rate as of February 28, 2013), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $650 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $20 million) into an escrow account in July 2012, which will be applied towards our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund an initial installment payment to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.52 billion) of installment payments payable to the Elpida Companies' creditors will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payment is made. We or one of our subsidiaries are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement will be used to satisfy the required installment payments under the plans of reorganization.

In a related transaction, on July 2, 2012, we entered into a share purchase agreement with Powerchip Technology Corporation and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of Rexchip Electronics Corporation ("Rexchip'') common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $338 million, assuming approximately 30 New Taiwan dollars per U.S. dollar, the exchange rate as of February 28, 2013). Elpida currently owns, directly and indirectly through a subsidiary, 65% of Rexchip's outstanding common stock.

Elpida's assets include, among other things: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taiwan; and an assembly and test facility located in Akita, Japan. We expect that the Elpida and Rexchip fabrication facilities together are capable of producing more than 180,000 300mm wafers per month, which would represent an approximate 45% increase in our current trade wafer capacity.

Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. We believe that the Elpida Company's product portfolio is complementary to ours and combining the two will strengthen our position in the memory market and enable us to provide customers with a wider portfolio of high-quality solutions. We also believe that the Elpida transactions will strengthen our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions.

The consummation of the Sponsor Agreement remains subject to completion or waiver of certain conditions, including:

i.
the finalization of the order of the Japan Court approving the plans of reorganization of the Elpida Companies, which order with respect to the Elpida plan of reorganization has been appealed by certain creditors of Elpida. On February 26, 2013, the Elpida Companies' creditors approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. On March 29, 2013, certain creditors of Elpida filed appeals with the Tokyo High Court of the Japan Court's order approving Elpida's plan of reorganization. Timing of the Tokyo High Court appeal process depends on a number of factors outside of our control and is impossible to predict with accuracy;

ii.
the granting of a recognition order by the U.S. Court with respect to the Japan Court's approval of the Elpida plan of reorganization or the completion or implementation of alternative actions providing substantially equivalent benefits; and

iii.	the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described below.

There can be no assurance that the various conditions will be satisfied or that the Elpida acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. Various creditors are challenging Elpida's proposed plan of reorganization and related requests for relief, both in the Japan Proceedings and the U.S. Proceedings. If the requisite court approvals and decisions are not obtained or the closing conditions are not satisfied or waived, we will not be able to close the acquisitions. We believe the Japan Court's approval of Elpida's reorganization plan will be upheld by the Tokyo High Court, that the other requirements for closing will be achieved and that we will close the acquisitions. However, we cannot be certain what effect, if any, challenges by the creditors will have on the timing of the closing.

In connection with the Elpida and Rexchip acquisition agreements, on July 2, 2012, we entered into a series of currency option contracts to hedge our exposure to the yen and New Taiwan dollar denominated acquisition payments under these agreements, pursuant to which we purchased call options to buy 200 billion yen, sold put options to sell 100 billion yen and sold call options to buy 100 billion yen. As a result of the mark-to-market adjustments for the yen hedge, we recorded losses to other non-operating expense of $114 million and $62 million in the second and first quarters of 2013, respectively. As of February 28, 2013, our cumulative loss on the yen hedge was $168 million. In the third quarter of 2013, we recorded additional losses of $23 million on the yen hedge through its settlement on March 26, 2013. We paid $191 million on settlement. As a result of the weaker yen since the inception of the hedge on July 2, 2012, the U.S. dollar equivalent of the 200 billion yen to be paid to the secured and unsecured creditors of the Elpida Companies had decreased by $338 million as of February 28, 2013.

On March 26, 2013, we executed a series of separate currency exchange transactions pursuant to which we purchased forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen. These forward contracts and put options, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc." for further details of the proposed transactions.

Inotera Memories, Inc.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we will purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from actual market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term and a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Our cost of product purchased from Inotera under the supply agreements as $200 million for the second quarter of 2013, $201 million for the first quarter of 2013 and $142 million for the second quarter of 2012.

Prior to January 17, 2013, under a cost-sharing arrangement, we generally shared DRAM development costs with Nanya under a joint development program. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya no longer participates in the joint development program. Pursuant to the cost-sharing arrangement with Nanya, our R&D costs were reduced by $4 million in the second quarter of 2013, $15 million in the first quarter of 2013 and $36 million in the second quarter of 2012.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2013	% of net sales	2012	% of net sales	2013	% of net sales	2013	% of net sales	2012	% of net sales
	(amounts in millions and as a percent of net sales)
Net sales	$2,078	100%	$2,009	100%	$1,834	100%	$3,912	100%	$4,099	100%
Cost of goods sold	1,712	82%	1,799	90%	1,617	88%	3,329	85%	3,584	87%
Gross margin	366	18%	210	10%	217	12%	583	15%	515	13%

SG&A	123	6%	174	9%	119	6%	242	6%	325	8%
R&D	214	10%	222	11%	224	12%	438	11%	452	11%
Other operating (income) expense, net	52	3%	18	1%	(29)	(2)%	23	1%	13	—%
Operating loss	(23)	(1)%	(204)	(10)%	(97)	(5)%	(120)	(3)%	(275)	(7)%

Interest income (expense), net	(53)	(3)%	(33)	(2)%	(54)	(3)%	(107)	(3)%	(66)	(2)%
Other non-operating income (expense), net	(159)	(8)%	37	2%	(59)	(3)%	(218)	(6)%	26	1%
Income tax (provision) benefit	9	—%	(9)	—%	(13)	(1)%	(4)	—%	(7)	—%
Equity in net loss of equity method investees	(58)	(3)%	(73)	(4)%	(52)	(3)%	(110)	(3)%	(147)	(4)%
Net income attributable to noncontrolling interests	(2)	—%	—	—%	—	—%	(2)	—%	—	—%
Net loss attributable to Micron	$(286)	(14)%	$(282)	(14)%	$(275)	(15)%	$(561)	(14)%	$(469)	(11)%

Our net loss for the second quarter of 2013 was slightly higher than the first quarter of 2013 as a $149 million improvement in our overall gross margin was more than offset by an increase in losses recognized in other operating expense and other non-operating expense. Our gross margin for the second quarter of 2013 improved from the first quarter of 2013 primarily due to cost reductions partially offset by declines in average selling prices. Significant items in other operating expense and other non-operating expenses for the second and first quarters of 2013 included the following:

•	other operating loss for the second quarter of 2013 included a $62 million impairment loss as a result of an agreement to sell our 200mm wafer fabrication facility assets in Avezzano, Italy:

•
other operating income for the first quarter of 2013 included a $25 million gain from the termination of a lease by Transform to a portion of our manufacturing facilities in Boise, Idaho as part of Transform's operations being discontinued;

•	other non-operating expense for the second and first quarters of 2013 included losses of $120 million and $58 million, respectively, on currency hedges for the Elpida and Rexchip transaction; and

•	other non-operating expense for the second quarter of 2013 included a $31 million charge associated with the early liquidation of debt.

Our net loss attributable to Micron shareholders for the second quarter of 2013 was relatively unchanged from the second quarter of 2012 as a $156 million improvement in our gross margin was offset by losses recognized in other operating expense and other non-operating expense. Our gross margin for the second quarter of 2013 improved from the second quarter of 2012 primarily due to cost reductions partially offset by declines in average selling prices. Other non-operating income for the second quarter of 2012 included a $39 million gain from the sale of an investment.

In the second quarter of 2013, we reclassified (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, segment operating income (loss) for the comparative periods presented no longer includes the (gains) losses from changes in currency exchange rates to conform to current period presentation. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business and Basis of Presentation".)

Net Sales

	Second Quarter				First Quarter		Six Months
	2013	% of net sales	2012	% of net sales	2013	% of net sales	2013	% of net sales	2012	% of net sales
DSG	$756	36%	$608	30%	$600	33%	$1,356	35%	$1,264	31%
NSG	713	34%	734	37%	617	34%	1,330	34%	1,417	35%
ESG	282	14%	242	12%	278	15%	560	14%	504	12%
WSG	213	10%	307	15%	263	14%	476	12%	680	17%
All Other	114	6%	118	6%	76	4%	190	5%	234	5%
	$2,078	100%	$2,009	100%	$1,834	100%	$3,912	100%	$4,099	100%

Total net sales for the second quarter of 2013 increased 13% as compared to the first quarter of 2013 primarily due to the following:

•	increases in DSG sales due to increases in gigabit sales partially offset by declines in average selling prices,

•	increases in NSG sales due to increases in gigabit sales and average selling prices, and

•	decreases in WSG sales due to lower sales of NAND Flash and NOR Flash products as a result of declines in gigabit sales and average selling prices.

Total net sales for the second quarter of 2013 increased 3% as compared to the second quarter of 2012 primarily due to increases in DSG and ESG sales due to increases in gigabit sales partially offset by declines in average selling prices. WSG and NSG sales for the second quarter of 2013 decreased from the second quarter of 2012 primarily due to declines in selling prices mitigated by increases in gigabit sales for NSG. Total net sales for the first six months of 2013 decreased 5% as compared to the first six months of 2012 primarily due decreases in WSG and NSG sales partially offset by increases in DSG and ESG sales.

Sales of CMOS image sensors constitute the majority of sales for All Other segments. On February 25, 2013, we entered into an agreement to sell Micron Technology Italia, S.r.l., ("MIT") a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry Marsica S.r.l. ("LFoundry"). Under the agreements, we will assign to LFoundry our supply agreement with Aptina Imaging Corporation ("Aptina") for CMOS image sensors manufactured at the Avezzano facility. We expect to close the transaction in the third quarter of 2013 after which time we will cease to sell CMOS image sensors. In recent years, our margins on sales of CMOS image sensors have been insignificant. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Technology Italia, S.r.l.")

Gross Margin

Our overall gross margin percentage for the second quarter of 2013 improved to 18% from 12% for the first quarter of 2013 as a result of margin improvements from sales of both NAND Flash and DRAM products due to decreases in manufacturing costs and lower costs of DRAM products purchased from Inotera.

Our overall gross margin percentage for the second quarter of 2013 improved to 18% from 10% for the second quarter of 2012 primarily due to reductions in cost per gigabit partially offset by declines in average selling prices. Our overall gross margin percentage for the first six months of 2013 improved to 15% from 13% for the first six months of 2012 primarily due to reductions in cost per gigabit partially offset by declines in average selling prices.

Operating Results by Business Segments

DRAM Solutions Group ("DSG")

	Second Quarter		First Quarter	Six Months
	2013	2012	2013	2013	2012
Net sales	$756	$608	$600	$1,356	$1,264
Operating income (loss)	(46)	(167)	(112)	(158)	(302)

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for the second quarter of 2013 increased 26% as compared to the first quarter of 2013 primarily due to increases in gigabit sales. Increases in gigabit sales for the second quarter of 2013 were primarily due to additional supply obtained from Inotera as a result of revisions to the supply agreement effective January 1, 2013. DSG average selling prices for the second quarter declined from the first quarter of 2013 primarily due to a shift in product mix to a higher proportion of DDR3 DRAM products as a result of the additional supply from Inotera. DDR3 DRAM products have significantly lower average selling prices and costs per gigabit than our other DRAM products. DSG's operating margin for the second quarter of 2013 improved as compared to the first quarter of 2013 primarily due to cost reductions resulting from new pricing terms under the supply agreement with Inotera and improved product and process technologies.

DSG sales for the second quarter and first six months of 2013 increased 24% and 7%, respectively, as compared to the corresponding periods of 2012 primarily due to increases in gigabit sales partially offset by lower average selling prices. DSG's operating margin for the second quarter and first six months of 2013 improved as compared to the corresponding periods of 2012 despite the declines in average selling prices, primarily due to cost reductions as a result of improved product and process technologies and improved pricing under the Inotera supply agreement.

NAND Solutions Group ("NSG")

	Second Quarter		First Quarter	Six Months
	2013	2012	2013	2013	2012
Net sales	$713	$734	$617	$1,330	$1,417
Operating income	64	99	13	77	198

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG overall sales for the second quarter of 2013 increased 16% as compared to the first quarter of 2013 primarily due to increased sales volume. NSG sells a portion of its products to Intel Corporation ("Intel") through IM Flash at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers for the second quarter of 2013 increased 21% as compared to the first quarter of 2013 primarily due to increases in gigabits sold as a result of production increases from higher output of 20nm devices and as a result of higher average selling prices. NSG operating income increased for the second quarter of 2013 as compared to the first quarter of 2013 primarily due to improvements in average selling prices.

On April 6, 2012, we acquired Intel's remaining ownership interest in IM Flash Singapore, LLP ("IMFS") and the assets of IM Flash Technologies, LLC ("IMFT") located at our Virginia fabrication facility and terminated the IMFS supply agreement. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities. On April 6, 2012, we also entered into a new supply agreement with Intel under which Intel purchases NAND Flash products under negotiated arrangements. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the negotiated arrangements) were $160 million for the second quarter of 2013, $148 million for the first quarter of 2013 and $255 million for the second quarter of 2012.

NSG's overall sales for the second quarter and first six months of 2013 decreased 3% and 6%, respectively, as compared to the corresponding periods of 2012 primarily due to declines in average selling prices and decreases in sales to Intel through IM Flash at prices approximating cost as a result of the restructure of our IM Flash agreement with Intel in April 2012, partially offset by increases in NSG sales to trade customers. NSG sales of NAND Flash products to trade customers for the second quarter and first six months of 2013 increased 28% and 24%, respectively, as compared to the corresponding periods of 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG operating income declined for the second quarter and first six months of 2013 as compared to the corresponding periods of 2012 primarily due to decreases in average selling prices mitigated by cost reductions.

Embedded Solutions Group ("ESG")

	Second Quarter		First Quarter	Six Months
	2013	2012	2013	2013	2012
Net sales	$282	$242	$278	$560	$504
Operating income	65	15	78	143	54

In the second quarter of 2013, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. ESG sales for the second quarter of 2013 were relatively unchanged as compared to the first quarter of 2013 as increases in gigabit sales were offset by declines in average selling prices. ESG operating income for the second quarter of 2013 declined as compared to the first quarter of 2013 primarily due to decreases in average selling prices mitigated by cost reductions.

ESG sales for the second quarter and first six months of 2013 increased 17% and 11% respectively, as compared to the corresponding periods of 2012 primarily due to increased sales volumes in all product groups. ESG operating income for the second quarter and first six months of 2013 improved as compared to the corresponding periods of 2012 primarily due to manufacturing cost reductions partially offset by declines in average selling prices.

Wireless Solutions Group ("WSG")

	Second Quarter		First Quarter	Six Months
	2013	2012	2013	2013	2012
Net sales	$213	$307	$263	$476	$680
Operating income (loss)	(87)	(129)	(64)	(151)	(185)

In the second quarter of 2013, WSG sales were primarily comprised of NAND Flash, NOR Flash and DRAM in decreasing order of revenue. WSG sales for the second quarter of 2013 decreased 19% as compared to the first quarter of 2013 primarily due to decreased sales volumes of NAND Flash and NOR Flash products and declines in average selling prices. WSG operating margin for the second quarter of 2013 declined as compared to the first quarter of 2013 primarily due to declines in average selling prices.

WSG sales for the second quarter and first six months of 2013 decreased 31% and 30%, respectively, as compared to the corresponding periods of 2012 primarily due to declines in sales of wireless NOR Flash products as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales for the second quarter and first six months of 2013 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages as compared to the corresponding periods of 2012. WSG experienced pricing pressure in the second quarter and first six months of 2013 due to continued weakness in demand from certain customers. WSG operating margins improved for the second quarter and first six months of 2013 as compared to the corresponding periods of 2012 primarily due to cost reductions partially offset by lower average selling prices.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2013	% of net sales	2012	% of net sales	2013	% of net sales	2013	% of net sales	2012	% of net sales
DRAM	$891	43%	$729	36%	$720	39%	$1,611	41%	$1,507	37%
NAND Flash	870	42%	934	46%	803	44%	1,673	43%	1,843	45%
NOR Flash	197	9%	228	11%	228	12%	425	11%	515	13%
Other	120	6%	118	7%	83	5%	203	5%	234	5%
	$2,078	100%	$2,009	100%	$1,834	100%	$3,912	100%	$4,099	100%

DRAM

	Second Quarter 2013 Versus		First Six Months 2013 Versus
	First Quarter	Second Quarter	First Six Months
	2013	2012	2012
	(percentage change from period indicated)
Net sales	24%	22%	7%
Average selling prices per gigabit	(10)%	(15)%	(21)%
Gigabits sold	38%	43%	35%
Cost per gigabit	(18)%	(26)%	(25)%

The increase in gigabit sales of DRAM products for the second quarter of 2013 as compared to the first quarter of 2013 and second quarter of 2012 was primarily due to additional supply from Inotera and from higher DRAM production as a result of strong operational performance. Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for our comparable components. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Overview – Inotera Memories, Inc.") Our cost of product purchased from Inotera under the supply agreements was $200 million for the second quarter of 2013, $201 million for the first quarter of 2013 and $142 million for the second quarter of 2012. Our cost per gigabit of products purchased under the new Inotera Supply Agreement in the second quarter of 2013 was lower than our cost of similar products manufactured in our wholly-owned facilities.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $541 million for its year ended December 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $1.76 billion as of December 31, 2012, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera has requested a waiver from complying with the December 31, 2012 financial covenants and Inotera's creditors have until May 3, 2013 to respond. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in obtaining a waiver from complying with its financial covenants as of December 31, 2012 or improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

Average selling prices on sales of DRAM product for the second quarter of 2013 declined from the first quarter of 2013 primarily due to a shift in product mix to a higher proportion of DDR3 DRAM products as a result of the additional supply from Inotera. DDR3 DRAM products have significantly lower average selling prices per gigabit and cost per gigabit than our other DRAM products. Average selling prices for DDR3 DRAM products for the second quarter of 2013 increased 7% as compared to the first quarter of 2013.

The gross margin percentage on sales of DRAM products for second quarter of 2013 improved as compared to the first quarter of 2013 and second quarter of 2012 primarily due to cost reductions partially offset by the declines in average selling prices.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers (including Intel).

	Second Quarter 2013 Versus		First Six Months 2013 Versus
	First Quarter	Second Quarter	First Six Months
	2013	2012	2012
	(percentage change from period indicated)
Sales to trade customers:
Net sales	11%	13%	10%
Average selling prices per gigabit	(1)%	(37)%	(44)%
Gigabits sold	13%	81%	97%
Cost per gigabit	(5)%	(35)%	(39)%

Increases in NAND Flash gigabits sold to trade customers for the second quarter of 2013 as compared to the first quarter of 2012 was primarily due to improved product and process technologies and higher output of 20nm devices. Increases in NAND Flash gigabits sold to trade customers for the second quarter and first six months of 2013 as compared to the corresponding periods of 2012 was primarily due to improved product and process technologies, increased output available for sale to trade customers due to the restructure of our IM Flash agreement with Intel in April 2012 and the ramp-up of a new fabrication facility in Singapore throughout 2012. Cost reductions in the second quarter of 2013 as compared to the first quarter of 2013 and second quarter of 2012 reflect improvements in product and process technologies. The gross margin percentage on sales of NAND Flash products for second quarter of 2013 improved as compared to the first quarter of 2013 and second quarter of 2012 as cost reductions outpaced the declines in average selling prices.

NOR Flash

Sales of NOR Flash products for the second quarter of 2013 declined as compared to the first quarter of 2013 primarily due to lower average selling prices and reduced sales volumes. Our gross margin percentage on sales of NOR Flash products declined for the second quarter of 2013 as compared to the first quarter of 2013 primarily due to declines in average selling prices.

Sales of NOR Flash products for the second quarter and first six months of 2013 declined as compared to the corresponding periods of 2012 primarily due to decreases in sales of wireless products as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products, which led to significant declines in average selling prices. Our gross margin percentage on sales of NOR Flash products increased for the second quarter and first six months of 2013 as compared to the corresponding periods of 2012 primarily due to cost reductions.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the second quarter of 2013 increased 3% as compared to the first quarter of 2013. SG&A expenses for the second quarter and first six months of 2013 decreased 29% and 26%, respectively, from the corresponding periods of 2012 due to lower payroll costs resulting primarily from the suspension of variable pay plans, a reduction in legal costs and a contribution to a university recognized in the second quarter of 2012. We expect that SG&A expenses will approximate $135 million to $145 million for the third quarter of 2013.

Research and Development

R&D expenses for the second quarter of 2013 decreased 4% from the first quarter of 2013 primarily due to a lower volume of development wafers processed offset by lower reimbursements under partnering arrangements. R&D expenses for the second quarter and first six months of 2013 decreased 4% and 3%, respectively, from the corresponding periods of 2012 primarily due to lower volumes of pre-qualification wafers processed and lower payroll costs resulting from the suspension of variable pay plans partially offset by lower reimbursements under partnering arrangements.

Pursuant to our restructuring of IMFT and IMFS in April 2012, we expanded our NAND Flash R&D cost-sharing agreement to include the development of certain emerging memory technologies, but did not change the cost-sharing percentage with respect to these technologies. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $34 million for the second quarter of 2013, $32 million for the first quarter of 2013 and $20 million for the second quarter of 2012. Additionally, effective through December 31, 2012, we had a DRAM R&D cost-sharing arrangement with Nanya whereby R&D expenses were reduced by $4 million for the second quarter of 2013, $15 million for the first quarter of 2013 and $36 million for the second quarter of 2012. Effective January 1, 2013, Nanya ceased participating in the joint development program. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $225 million to $235 million for the third quarter of 2013.

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

Interest Income (Expense)

Interest expense for the second quarter of 2013, first quarter of 2013 and second quarter of 2012, included aggregate amounts of non-cash interest expense, primarily for the amortization of debt discount and other costs, of $29 million, $29 million and $22 million, respectively.

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Method Investments

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-operating Income (Expense), Net

•	Income Taxes

Liquidity and Capital Resources

As of	February 28, 2013	August 30, 2012
Cash and equivalents and short-term investments:
Money market funds	$1,634	$2,159
Bank deposits	288	239
Government securities	103	56
Certificates of deposit	93	31
Commercial paper	58	39
Corporate bonds	50	31
Asset-backed securities	2	4
	$2,228	$2,559

Long-term marketable investments	$546	$374

Cash and equivalents in the table above included amounts held by IMFT of $92 million as of February 28, 2013 and $157 million as of August 30, 2012. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. As of February 28, 2013, the tax effects of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. As of February 28, 2013, we had a credit facility available that provides for up to $255 million of additional financing as detailed under "Financing Activities" below.

Our primary uses of cash include capital expenditures and debt repayments. In addition, if we are able to complete the Elpida acquisition, we will be obligated to make approximately $1 billion in cash payments at the closing of the transaction to acquire the equity of Elpida and the shares of Rexchip owned by Powerchip and its affiliates. We have agreed to provide additional financial support to Elpida, subject to certain conditions, which may include a payment guarantee under certain circumstances, to facilitate its continued access to working capital financing from third-party finance sources through the closing of the Elpida share purchase. We have also agreed to provide support for Elpida's capital expenditures of up to approximately $694 million including up to approximately $434 million prior to June 13, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries. Following the closing, the Elpida Companies will be responsible to make 200 billion yen (or the equivalent of approximately $2.17 billion) of installment payments to the Elpida Companies' creditors under their plans of reorganizations. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc." for further details of our obligations related to the proposed Elpida acquisition and the obligations of the Elpida Companies under their plans of reorganization. We expect to pursue additional financing in the future as cost effective and strategic opportunities arise. We generally seek to obtain financing with low interest rates and limited covenants, including convertible notes and equipment and receivables financing. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $470 million for the first six months of 2013, which reflected approximately $827 million generated from the production and sales of our products offset by a net $357 million effect from changes in the amount invested in net working capital.

Investing Activities

Net cash used for investing activities was $999 million for the first six months of 2013, which consisted primarily of cash expenditures of $761 million for property, plant and equipment and $232 million for the acquisition of available-for-sale securities (net of proceeds from sales and maturities of $198 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities, capital equipment and R&D. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. The actual amounts for 2013 will vary depending on market conditions. As of February 28, 2013, we had commitments of approximately $375 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing Activities

Net cash provided by financing activities was $131 million for the first six months of 2013, which included $812 million of proceeds from issuance of debt and $73 million of proceeds from equipment sale-leaseback financing transactions partially offset by $587 million for repayments of debt and $130 million of payments on equipment purchase contracts.

On February 12, 2013, we issued $300 million of 1.625% Convertible Senior Notes due 2033 (the "2033E Notes") and $300 million of 2.125% Convertible Senior Notes due 2033 (the "2033F Notes" and together with the 2033E Notes, the "2033 Notes") at face value. Issuance costs for the 2033 Notes totaled $16 million. Concurrently with the issuance of the 2033 Notes, we paid $48 million to purchase the capped calls to partially offset the potentially dilutive effect if the 2033 Notes were converted into shares of our common stock. Additionally, on February 12, 2013, we repurchased $464 million of aggregate principal amount of our 1.875% Convertible Senior Notes due June 2014 for $477 million.

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we could draw up to $214 million under the facility agreement.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.4% per annum.  On January 31, 2013, we drew the remaining $41 million with interest at 2.4% per annum.  The facility agreement contains customary covenants and events of default.

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate plus 2.8% per annum. As of February 28, 2013, we had not drawn any amounts under this facility.

Proposed Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into the Sponsor Agreement and the Rexchip Share Purchase Agreement that require aggregate payments by us of approximately 60 billion yen and 10 billion New Taiwan dollars, respectively, (or the equivalent of an aggregate of approximately $1 billion) at the closing of the transactions. The Elpida Companies will use the proceeds of our investment at the closing to fund an initial installment payment to their creditors of 60 billion yen (or the equivalent of approximately $650 million), which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. The Elpida Companies will make additional installment payments aggregating 140 billion yen (or the equivalent of approximately $1.52 billion) from 2014 through 2019. In addition, we will be required to make capital expenditures in furtherance of the planned technology road maps for the Elpida and Rexchip operations.

Pursuant to the Sponsor Agreement we agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. This support included a commitment to use reasonable best efforts to assist Elpida with the extension or replacement of Elpida's then existing working capital credit facility through the closing of the Elpida acquisition, which assistance may include the provision of a payment guarantee by us under certain circumstances. Under the Sponsor Agreement, we also agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $694 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or the equivalent of approximately $434 million) incurred prior to June 30, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries.

As of February 28, 2013, we have provided payment guarantees related to financing of capital expenditures of 29 million euros (or the equivalent of approximately $38 million) and 6 billion yen (or the equivalent of approximately $65 million). We have also provided a payment guarantee relating to an extension of Elpida's existing working capital credit facility, which provides for aggregate borrowings in the amount of up to 10 billion yen (or the equivalent of approximately $108 million), with an outstanding borrowing as of February 28, 2013 of 8 billion yen (or the equivalent of approximately $87 million). We have entered into an omnibus reimbursement agreement with Elpida in connection with our financial support obligations under the Sponsor Agreement, whereby Elpida and certain of its subsidiaries have agreed, among other things, to reimburse us for any amounts that we are required to pay under or in connection with the payment guarantees. These obligations under the omnibus reimbursement agreement are collateralized by approximately 93% of the Rexchip shares held by Elpida and one of its subsidiaries. In the event we are required to make any payments to Elpida's lenders under the guarantees, our rights will be subrogated to those of the lenders, including any rights to exercise remedies with respect to collateral securing the underlying loans. Failure to close the Elpida acquisition would not relieve us of our obligations under the foregoing payment guarantees. Under the Sponsor Agreement, certain conditions require Elpida's cash balances to be below a certain level in order for capital expenditure financing support to be available to Elpida. As of February 28, 2013, these conditions were not satisfied.  As a result, we will not be obligated to provide any such further support unless and until such conditions, as well as all other applicable conditions, are met.

In connection with the Elpida Sponsor Agreement, on July 2, 2012, we entered into a series of currency option contracts to hedge our exposure to the yen-denominated acquisition payments. We settled these options on March 26, 2013 and paid $191 million.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc.")

Contractual Obligations

As of February 28, 2013	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
	(amounts in millions)
Notes payable (1)	$3,598	$72	$619	$100	$99	$272	$2,436
Capital lease obligations (1)	1,035	126	310	242	246	39	72
Operating leases	77	12	15	9	8	7	26

(1) Amounts represent principal and interest cash payments over the life of debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future redemption or conversion of convertible debt could impact the amount or timing of our cash payments.

Off-Balance Sheet Arrangements

In connection with our obligations to provide financial support to Elpida under the Sponsor Agreement, as of February 28, 2013, we had provided payment guarantees related to Elpida's financing of capital expenditures of 29 million euros (or $38 million) and 6 billion yen (or $65 million), and provided a payment guarantee related to an extension of Elpida's existing working capital credit facility, which provides for aggregate borrowing in the amount of up to 10 billion yen (or $108 million), with outstanding borrowings of 8 billion yen ($87 million). Our obligations under these guarantee arrangements are collateralized by rights to certain equipment and other assets of Elpida. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc.")

Concurrent with the issuance of the 2033E and 2033F Notes in February 2013, we entered into capped call transactions that have an initial strike price of approximately $10.93, subject to certain adjustments, and a cap price of $14.51 per share. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries" and "Debt".)

Concurrent with the issuance of the 4.25% Convertible Notes due 2013 in April 2009, we entered into capped call transactions (the "2009 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2009 Capped Calls expired in October, 2012 and November, 2012.  We elected cash settlement and received $24 million in the first quarter of 2013. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries – 2009 Capped Call Transactions".)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates.  We estimate that, as of February 28, 2013, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $96 million. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate note would not be significant.

As of February 28, 2013, we held short-term debt investments of $167 million and long-term debt investments of $537 million that were subject to interest rate risk. We estimate that, as of February 28, 2013, a 0.5% increase in market interest rates would decrease the fair value of our short-term and long-term debt instruments by approximately $4 million.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. As a result of our foreign operations, we incur costs and carry assets and liabilities that are denominated in foreign currencies. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the shekel, the Singapore dollar and the yen. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We utilize currency forward and option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of February 28, 2013 and $8 million as of August 30, 2012. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement, we may be required to make aggregate payments of 200 billion yen and approximately 10 billion New Taiwan dollars. Of the aggregate amount, 60 billion yen and approximately 10 billion New Taiwan dollars will be due at the closing of the transactions and the remaining 140 billion yen amounts will be made by the Elpida Companies in annual installments from 2014 through 2019. (See "Item 1 – Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc.”) These payments are contingent upon the closing of the transaction and are therefore not recorded on our balance sheet as of February 28, 2013. Changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our financial statements if the transactions are consummated.

To mitigate the risk that increases in exchange rates have on our planned yen payments under the Sponsor Agreement, we entered into currency options that settled on March 26, 2013. As of February 28, 2013, our cumulative loss on the hedge was $168 million. In the third quarter of 2013, we recorded additional losses of $23 million through its settlement on March 26, 2013. We paid $191 million on settlement.

On March 26, 2013, we executed a series of separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below market forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen. These forward contracts and put options expire on September 25, 2013. Upon expiration on September 25, 2013, if the yen per U.S. dollar exchange rate were 94.24 or higher, the maximum net loss of these yen currency forward contracts and put options would be $30 million. If the yen per U.S. dollar exchange rate were below 91.00 at closing, these yen currency forward contracts and put options would result in a gain.

The options and forwards used to hedge our currency exposures under the Sponsor Agreement did not qualify for hedge accounting treatment and are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other non-operating (income) expense. (See "Item 1 – Financial Statements – Notes to Consolidated Financial Statements – Proposed Acquisition of Elpida Memory, Inc.”)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Patent Matters

On August 28, 2000, we filed a complaint against Rambus, Inc. ("Rambus") in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents or that such patents are invalid and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  On March 27, 2013, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

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

On September 9, 2011, Advanced Data Access LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Tyler) against us and seven other defendants.  On November 16, 2011, Advanced Data Access filed an amended complaint. The amended complaint alleged that certain of our DRAM products infringed two U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

On September 14, 2011, Smart Memory Solutions LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and Winbond Electronics Corporation of America.  The complaint alleged that certain of our NOR Flash products infringed a single U.S. patent and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

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

On March 26, 2012, Semiconductor Technologies, LLC filed a patent infringement action in the U.S. District Court for the Eastern District of Texas (Marshall) against us. The complaint alleged that certain of our DRAM products infringed five U.S. patents and sought injunctive relief, damages, attorneys' fees, and costs. On March 20, 2013, we executed a settlement agreement resolving this litigation. The settlement amount did not have a material effect on our business, results of operations or financial condition.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs.

We are unable to predict the outcome of these suits, except as noted in the discussion of the Advanced Data Access LLC, Smart Memory Solutions LLC and Semiconductor Technologies, LLC matters above. A court determination that our products or manufacturing processes infringe the product or process intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

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

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We had paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012 and February 5, 2013. Additional hearings are scheduled for June 11, 2013 and July 2, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of February 28, 2013, the Inotera shares purchased from Qimonda had a net carrying value of $121 million.

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

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. (together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012 (the "Japan Proceeding"). On March 23, 2012, the Japan Court issued an order to commence the Japan Proceeding. Elpida filed a Verified Petition for Recognition and Chapter 15 Relief (the "U.S. Proceeding") in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized the Japan Proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b).

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.17 billion), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $650 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $20 million) into an escrow account in July 2012, which will be applied towards our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund an initial installment payment to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.52 billion) of installment payments payable to the Elpida Companies' creditors will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payment is made. If the resolution of certain unfixed claims under the proposed plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the proposed plans of reorganization to satisfy such claims, there is a possibility that the Elpida Companies would be required to pay more than 200 billion yen to their pre-petition creditors under the plans of reorganization. In addition, if these unfixed claims are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization. We, or one of our subsidiaries, are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement are expected to be sufficient to satisfy the required installment payments under the plans of reorganization. Although certain key parameters of the supply agreement have been agreed to with Elpida, the detailed terms have not been completed, and the final terms will be subject to Japan Court approval.

On July 2, 2012, we also entered into a share purchase agreement with Powerchip Technology Corporation ("Powerchip") and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of the common stock of Rexchip, a manufacturing joint venture formed by Elpida and Powerchip, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $338 million).

If the transactions contemplated by these two agreements are completed, we will own 100% of Elpida and, directly or indirectly through Elpida, 89% of Rexchip.

The consummation of the Sponsor Agreement remains subject to completion or waiver of certain conditions, including:

i.
the finalization of the order of the Japan Court approving the plans of reorganization of the Elpida Companies, which order with respect to the Elpida plan of reorganization has been appealed by certain creditors of Elpida. On February 26, 2013, the Elpida Companies' creditors voted and approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. On March 29, 2013, certain creditors of Elpida filed appeals with the Tokyo High Court of the Japan Court's order approving Elpida's plan of reorganization. Timing of the Tokyo High Court appeal process depends on a number of factors outside of our control and is impossible to predict with accuracy;

ii.
the granting of a recognition order by the U.S. Court with respect to the Japan Court's approval of the Elpida plan of reorganization or the completion or implementation of alternative actions providing substantially equivalent benefits; and

iii.	the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described below.

There can be no assurance that the various conditions will be satisfied or that the Elpida acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. Various creditors are challenging Elpida's proposed plan of reorganization and related requests for relief, both in the Japan Proceedings and the U.S. Proceedings. If the requisite court approvals and decisions are not obtained or the closing conditions are not satisfied or waived, we will not be able to close the acquisitions. We believe the Japan Court's approval of Elpida's reorganization plan will be upheld by the Tokyo High Court, that the other requirements for closing will be achieved and that we will close the acquisitions. However, we cannot be certain what effect, if any, challenges by the creditors will have on the timing of the closing.

In addition to the acquisition risks described elsewhere, these acquisitions are expected to involve the following significant risks:

•
we may incur losses in connection with our financial support, including outstanding guarantees and financing, of the Elpida Companies' working capital financing and eligible capital expenditures, which losses may arise even if the transactions do not close;

•	we may be unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we may be unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first quarter of 2013 as well as 2012 and 2011;

•	deterioration of Elpida's and Rexchip's operations and customer base during the period between signing and closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and Rexchip's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and Rexchip;

•	integration of business systems and processes; and

•	an overlap in customers.

Our pending acquisitions of Elpida and Rexchip are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition.

The operations of the Elpida Companies will be subject to continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings.

If we are able to complete the Elpida acquisition, the operation of the businesses of the Elpida Companies will be subject to ongoing oversight by the Japan Court and the trustees during the pendency of the corporate reorganization proceedings. This oversight may continue until the final creditor payment is made under the Elpida Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. Although we may be able to petition the court to terminate the corporate reorganization proceedings once two-thirds of all payments under the plans of reorganization are made, there can be no assurance that the Japan Court will grant any such petition.

During the pendency of the Japan Proceeding, the Elpida Companies will provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, assets outside the ordinary course of business, incurring or guaranteeing indebtedness, settling disputes or entering into or terminating certain agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the Elpida Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the Elpida Companies.

The purpose of the ongoing oversight of the Japan Court is to help ensure that the Elpida Companies meet their installment payment obligations under the plans of reorganization. Although we are planning to request that the Japan Court limit these consent requirements following the closing, we cannot guarantee that we will be successful in narrowing the scope of these consent requirements or that the Japan Court will not impose further requirements on the Elpida Companies, particularly if the Japan Court perceives any risk in the ability of the Elpida Companies to satisfy their obligations under the plans of reorganization. Accordingly, during the pendency of the Japan Proceeding, our ability to efficiently integrate the Elpida Companies as part of our global operations could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the Elpida Companies. In addition, as a result of the U.S. Proceeding, certain actions that we may wish to take with respect to the U.S. assets of the Elpida Companies (primarily U.S. patents) following the closing (including any transfers or licenses of U.S. intellectual property assets in connection with the implementation of the cost-plus supply arrangement described above) may require approval from the U.S. Court. It is a condition to the closing of Micron's acquisition of Elpida that the U.S. Court enters an order that recognizes the order of the Japan Court approving the plans of reorganization and authorizes their implementation with respect to assets that exist and claims that can be asserted in the United States or that alternative actions providing substantially equivalent benefits are completed or implemented. If the U.S. Court does not enter such an order or such alternative actions are not completed or implemented and we waive this condition, the U.S. assets of Elpida may remain subject to continued U.S. Court jurisdiction and actions that we may wish to take with respect to the U.S. assets of Elpida may remain subject to U.S. Court oversight.

Our pending acquisitions of Elpida and Rexchip expose us to significant risks from changes in currency exchange rates.

Under the Sponsor Agreement, we committed to support plans of reorganization for Elpida that would provide for payments to the secured and unsecured creditors of Elpida in an aggregate amount of 200 billion yen. Also, under the share purchase agreement with Powerchip, we agreed to pay approximately 10 billion New Taiwan dollars to purchase approximately 714 million shares of Rexchip common stock. The U.S. dollar amount of these payment obligations could increase if these currencies strengthen against the U.S. dollar. Additionally, a significant portion of Elpida's operating costs are paid in Yen and New Taiwan dollars so our operating results subsequent to the acquisition could also be adversely impacted if these currencies strengthen against the U.S. dollar.

In connection with the Elpida Sponsor Agreement, in July of 2012, we entered into a series of currency option contracts to hedge our exposure to the yen-denominated acquisition payments under the agreements. In the second quarter and first six months of 2013, we recognized losses of $114 million and $176 million on these currency options. In the third quarter of 2013, we settled these options and made a payment of $191 million. An additional loss of $23 million was recognized on these currency hedges in the third quarter of 2013.

On March 26, 2012, we entered into a series of currency forward and option contracts to hedge our exposure to the yen-denominated acquisition payments pursuant to which we purchased forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen. These forward contracts and put options, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar. At the closing on September 25, 2013, if the yen per U.S. dollar exchange rate were 94.24 or higher, then the maximum net loss of these yen currency forward contracts and put options would be $30 million. If the yen per U.S. dollar exchange rate were below 91.00 at closing, then these yen currency forward contracts and put options would result in a gain.

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

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased and are expected to continue to increase through 2013. As of February 28, 2013, we had $3.65 billion of debt, including $485 million principal amount of convertible senior notes due 2014. As of February 28, 2013, we had existing credit facilities that allowed us to draw up to an additional $255 million, subject to certain customary conditions.

In connection with the Sponsor Agreement, we are obligated to provide financial support, subject to certain conditions, which may include guarantees of Elpida's financing of working capital and up to $694 million of eligible capital expenditures incurred through June 30, 2014. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. As of February 28, 2013, we had provided payment guarantees related to financing of capital expenditures of 29 million euros (or $38 million) and 6 billion yen (or $65 million), and provided a payment guarantee related to an extension of Elpida's existing working capital credit facility, which provides for aggregate borrowing in the amount of up to 10 billion yen (or $108 million), with an outstanding borrowing of 8 billion yen ($87 million). In addition, if we are able to complete the Elpida acquisition, we will fund 60 billion yen (or $650 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.52 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $217 million) in each of 2014 through 2017, and payments of 30 billion yen (or $325 million) in each of 2018 and 2019. We may need to incur additional debt in the future.

Our debt and our guarantee obligations could adversely impact us. For example, these obligations could:

•
require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements;

•	contribute to a future downgrade of our credit rating, which could increase future borrowing costs; and

•	increase our vulnerability to adverse economic and semiconductor memory industry conditions.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2013 will be approximately $1.6 billion to $1.9 billion. In addition, if we are able to complete the Elpida acquisition we believe that capital spending following the closing will be higher than our historical levels as a result of the investments needed to integrate the companies' manufacturing operations and to support the increased capacity resulting from the Elpida transaction. As of February 28, 2013, we had cash and equivalents of $2,061 million and short-term investments of $167 million. Cash and investments included $92 million held by IM Flash Technologies, LLC ("IMFT"), which is generally not available to finance our other operations. If we are able to close the Elpida transaction, cash held by Elpida may be available to fund a portion of the capital spending. In the past we have utilized external sources of financing when needed. As a result of our current debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, access cash held by Elpida, access capital markets or find other sources of financing to fund our operations, make debt amortization payments and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

The financial crisis and overall downturn in the worldwide economy may harm our business.

The financial crisis and the overall downturn in the worldwide economy have had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, networking products and mobile devices. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

Inotera's financial situation may adversely impact the value of our interest and our supply agreement.

Due to significant market declines in the selling prices of DRAM, Inotera incurred net losses of $541 million for its fiscal year ended December 31, 2012. Also, Inotera's current liabilities exceeded its current assets by $1.76 billion as of December 31, 2012, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera has requested a waiver from complying with the December 31, 2012 financial covenants and Inotera's creditors have until May 3, 2013 to respond. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in obtaining a waiver from complying with its financial covenants as of December 31, 2012 or improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we will purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for comparable components. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. In the second quarter of 2013, we purchased $200 million of DRAM products from Inotera and our supply from Inotera accounted for 55% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

Our Inotera Supply Agreement involves numerous risks.

Our Inotera Supply Agreement involves numerous risks including the following:

•	we have experienced difficulties and delays in ramping production at Inotera on our technology and may continue to experience difficulties and delays in the future;

•	we have experienced and may experience in the future difficulties in transferring technology to Inotera;

•	difficulties in obtaining high yield and throughput due to differences in Inotera's manufacturing processes and equipment from our other fabrication facilities; and

•	uncertainties around the timing and amount of wafer supply we will receive under the Inotera Supply Agreement.

Our future success depends on our ability to develop and produce competitive new memory technologies.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012 and February 5, 2013. Additional hearings are scheduled for June 11, 2013 and July 2, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of February 28, 2013, the Inotera shares purchased from Qimonda had a net carrying value of $121 million.

Our joint ventures and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT NAND Flash joint venture with Intel Corporation ("Intel"), our Inotera DRAM joint venture with Nanya, our MP Mask joint venture with Photronics and our CMOS image sensor wafer supply agreement with Aptina Imaging Corporation ("Aptina"). These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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

On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages, and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. On January 9, 2009, in another lawsuit involving us and Rambus and involving allegations by Rambus of patent infringement against us in the U.S. District Court for the District of Delaware, Judge Robinson entered an opinion in favor of us holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the Delaware Court's decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us. On March 27, 2013, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the spoliation issue to the Federal Circuit. In addition, others have asserted, and may assert in the future, that our products or manufacturing processes infringe their intellectual property rights. (See "Item 1. Legal Proceedings" for additional details on these lawsuits.)

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition. From time to time we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods we have further diversified and expanded our product offerings which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result of these problems we could be adversely affected in several ways, including the following:

•	we may be required to compensate customers for costs incurred or damages caused by defective or incompatible product or replace products,

•	we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages, and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

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

We may incur additional material restructure or other charges in future periods.

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure plans in prior periods and may need to implement restructure initiatives in future periods. We may restructure or dispose of assets as we continue to optimize our manufacturing operations. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we may incur restructure charges or other losses. For example, in the second quarter of 2013, we recorded an estimated $62 million loss in connection with the planned disposal of our 200mm wafer fabrication facility in Avezzano, Italy.

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

Our results of operations could be affected by natural disasters and other events in the locations in which we or our customers or suppliers operate.

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2012, $6 million for 2011 and $23 million for 2010. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $3 million as of February 28, 2013. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

In connection with the Sponsor Agreement, we entered into currency option transactions to mitigate the risk that increases in exchange rates have on our planned yen payments. We settled the options on March 26, 2013 and paid $191 million. On March 26, 2013, we executed a series of separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below market forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen. The maximum net loss of these yen currency forward contracts and put options could be $30 million if the exchange rate for the yen per U.S. dollar were 94.24 or higher on September 25, 2013.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 86% of our consolidated net sales for the first six month of 2013. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2013, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 348,172 shares of our common stock at an average price per share of $7.33. We retired these shares in the second quarter of 2013.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

November 30, 2012	-	January 3, 2013	123,432	$6.42	N/A	N/A
January 4, 2013	-	January 31, 2013	222,704	7.82	N/A	N/A
February 1, 2013	-	February 28, 2013	2,036	7.92	N/A	N/A
			348,172	7.33

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
1.5
Purchase Agreement, dated as of February 6, 2013, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the initial purchasers (1)

3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, as amended (3)
4.l	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association, as trustee (1)
4.2	Form of 2033E Note (included in Exhibit 4.1) (1)
4.3	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association, as trustee (1)
4.4	Form of 2033F Note (included in Exhibit 4.1) (1)
10.1	Form of Capped Call Confirmation (1)
10.122*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc.
10.123*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation
10.124*
Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc.

10.125	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation
10.126*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation
10.127*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc.
10.128*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation
10.129*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation
10.130*	Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Memories, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(1)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013

(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(3)	Incorporated by reference to Current Report on Form 8-K dated January 22, 2013

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 8, 2013	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)