Form 10-Q
period 2013-05-30
MICRON TECHNOLOGY INC
filed 2013-07-08
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2013

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of July 1, 2013, was 1,038,475,112.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Net sales	$2,318	$2,172	$6,230	$6,271
Cost of goods sold	1,762	1,938	5,091	5,522
Gross margin	556	234	1,139	749

Selling, general and administrative	127	156	369	481
Research and development	226	231	664	683
Restructure and asset impairments	55	5	94	11
Other operating (income) expense, net	(1)	30	(17)	37
Operating income (loss)	149	(188)	29	(463)

Interest income	2	3	8	7
Interest expense	(54)	(56)	(167)	(126)
Other non-operating income (expense), net	(45)	(2)	(263)	24
	52	(243)	(393)	(558)

Income tax (provision) benefit	1	38	(3)	31
Equity in net loss of equity method investees	(10)	(115)	(120)	(262)
Net income (loss)	43	(320)	(516)	(789)

Net income attributable to noncontrolling interests	—	—	(2)	—
Net income (loss) attributable to Micron	$43	$(320)	$(518)	$(789)

Earnings (loss) per share:
Basic	$0.04	$(0.32)	$(0.51)	$(0.80)
Diluted	0.04	(0.32)	(0.51)	(0.80)

Number of shares used in per share calculations:
Basic	1,024.0	987.3	1,017.9	983.9
Diluted	1,046.6	987.3	1,017.9	983.9

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Net income (loss)	$43	$(320)	$(516)	$(789)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7)	8	2	(11)
Gain (loss) on derivatives, net	(1)	(2)	(9)	(17)
Gain (loss) on investments, net	(1)	(1)	(2)	(31)
Pension liability adjustments	—	2	(1)	2
Other comprehensive income (loss)	(9)	7	(10)	(57)
Total comprehensive income (loss)	34	(313)	(526)	(846)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	5	(3)	5
Comprehensive income (loss) attributable to Micron	$33	$(308)	$(529)	$(841)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	May 30, 2013	August 30, 2012
Assets
Cash and equivalents	$2,440	$2,459
Short-term investments	112	100
Receivables	1,503	1,289
Inventories	1,732	1,812
Other current assets	99	98
Total current assets	5,886	5,758
Long-term marketable investments	347	374
Property, plant and equipment, net	6,830	7,103
Equity method investments	272	389
Intangible assets, net	331	371
Other noncurrent assets	389	333
Total assets	$14,055	$14,328

Liabilities and equity
Accounts payable and accrued expenses	$1,590	$1,641
Deferred income	223	248
Equipment purchase contracts	172	130
Current portion of long-term debt	357	224
Total current liabilities	2,342	2,243
Long-term debt	3,267	3,038
Other noncurrent liabilities	420	630
Total liabilities	6,029	5,911

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,034.7 shares issued and outstanding (1,017.7 as of August 30, 2012)	103	102
Additional capital	9,076	8,920
Accumulated deficit	(1,920)	(1,402)
Accumulated other comprehensive income	69	80
Total Micron shareholders' equity	7,328	7,700
Noncontrolling interests in subsidiaries	698	717
Total equity	8,026	8,417
Total liabilities and equity	$14,055	$14,328

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Nine Months Ended	May 30, 2013	May 31, 2012
Cash flows from operating activities
Net loss	$(516)	$(789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,354	1,658
Amortization of debt discount and other costs	86	55
Losses from currency hedges, net	224	29
Equity in net loss of equity method investees	120	262
Noncash restructure and asset impairments	93	7
Stock-based compensation	61	71
Loss on extinguishment of debt	31	—
Change in operating assets and liabilities:
Receivables	(280)	134
Inventories	38	182
Accounts payable and accrued expenses	42	(101)
Customer prepayments	(95)	296
Deferred income	(22)	(61)
Other	(42)	(79)
Net cash provided by operating activities	1,094	1,664

Cash flows from investing activities
Expenditures for property, plant and equipment	(964)	(1,367)
Purchases of available-for-sale securities	(574)	(499)
Payments to settle hedging activities	(216)	(48)
Additions to equity method investments	—	(180)
Proceeds from sales and maturities of available-for-sale securities	592	63
Proceeds from sales of property, plant and equipment	23	51
Proceeds from settlement of hedging activities	23	31
Other	(54)	(31)
Net cash used for investing activities	(1,170)	(1,980)

Cash flows from financing activities
Proceeds from issuance of debt	812	1,065
Proceeds from equipment sale-leaseback transactions	106	403
Cash received for capped call transactions	24	—
Cash received from noncontrolling interests	11	151
Repayments of debt	(664)	(152)
Payments on equipment purchase contracts	(162)	(132)
Cash paid for capped call transactions	(48)	(102)
Distributions to noncontrolling interests	(33)	(387)
Acquisition of noncontrolling interests	—	(466)
Other	11	(33)
Net cash provided by financing activities	57	347

Net increase (decrease) in cash and equivalents	(19)	31
Cash and equivalents at beginning of period	2,459	2,160
Cash and equivalents at end of period	$2,440	$2,191

Noncash investing and financing activities
Equipment acquisitions on contracts payable and capital leases	$387	$643
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

Certain reclassifications have been made to prior period amounts to conform to current period presentation, including restructure and asset impairment activities prior to the third quarter of 2013 that were previously reported in other operating (income) expense, net. In the second quarter of 2013, we reclassified gains and losses from changes in currency exchange rates in order to improve comparability with our industry peers. As a result of the reclassification, $59 million of losses for the first quarter of 2013 and $1 million and $14 million of losses for the third quarter and first nine months of 2012, respectively, were reclassified from the amounts previously reported in other operating (income) expense, net to other non-operating income (expense), net.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our third quarters of fiscal 2013 and 2012 ended on May 30, 2013 and May 31, 2012, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 30, 2012.

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

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders. In the second quarter of 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") and Inotera to amend the joint venture relationship involving Inotera. These amendments included a new supply agreement between us and Inotera. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method.

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

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together, the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions that fund the sale-leaseback transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the EQUVO Entities are merely financing vehicles and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

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

Pending Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012 (the "Japan Proceeding"). On March 23, 2012, the Japan Court issued an order to commence the Japan Proceeding. Elpida filed a Verified Petition for Recognition and Chapter 15 Relief (the "U.S. Proceeding") in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized the Japan Proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On February 26, 2013, the Elpida Companies' creditors approved the plans of reorganization of Elpida and Akita and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of Elpida in Japan challenging the plan approval order issued by the Japan Court were denied. On June 25, 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving the Elpida plan of reorganization.

In a related transaction, on July 2, 2012, we entered into a share purchase agreement (the "Rexchip Share Purchase Agreement") with Powerchip Technology Corporation, a Taiwanese corporation ("Powerchip"), and certain of its affiliates (collectively, the "Powerchip Group") to acquire the Powerchip Group's approximately 24% interest in Rexchip Electronics Corporation ("Rexchip"), a manufacturing joint venture formed by Elpida and Powerchip. For more information about the acquisition of the Rexchip shares from the Powerchip Group, see "Rexchip Share Purchase Agreement" below. Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock. As a result, if the transactions contemplated by the Sponsor Agreement and the Rexchip Share Purchase Agreement are completed, we will own 100% of Elpida and, directly or indirectly through one or more of our subsidiaries, approximately 89% of Rexchip.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taiwan; and an assembly and test facility located in Akita, Japan. Elpida's semiconductor memory products include Mobile DRAM targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida will strengthen our position in the memory market and enable us to provide customers with a wider portfolio of high-quality memory solutions. We also believe that the Elpida transactions will strengthen our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions. There can be no assurance that we will be able to successfully consummate the transactions described above.

Elpida Sponsor Agreement

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $1.98 billion, assuming approximately 101 yen per U.S. dollar, the exchange rate as of May 30, 2013), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $593 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $18 million) into an escrow account in July 2012, which will be applied toward our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund initial installment payments to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payments will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.38 billion) of installment payments payable to the Elpida Companies' creditors are scheduled to be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payments are made. We or one of our subsidiaries are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement will be used to satisfy the required installment payments under the plans of reorganization. Although certain key parameters of the supply agreement have been agreed to with Elpida, the detailed terms have not been completed, and the final terms will be subject to Japan Court approval.

The Sponsor Agreement contains certain termination rights, including (i) in the event of a material adverse change affecting either Elpida and its subsidiaries or Rexchip disproportionate to industry trends or (ii) if our acquisition of Elpida has not closed by January 2, 2014, which date may be extended six months under certain limited circumstances.

The consummation of the Sponsor Agreement remains subject to satisfaction or waiver of certain conditions, including the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described above.

There can be no assurance that the various conditions will be satisfied or that the Elpida Acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. If the remaining closing conditions are not satisfied or waived, we will not be able to close the acquisitions. However, we believe the requirements for closing will be achieved and that we will close the acquisitions.

Summary Description of the Plans of Reorganization

Pursuant to the Sponsor Agreement, the trustees of the Elpida Companies prepared plans of reorganization for Elpida and Akita, which plans set forth the treatment of the Elpida Companies' pre-petition creditors and their claims utilizing the support contemplated by the Sponsor Agreement. Generally, Elpida's plan of reorganization provides that secured creditors will recover 100% of the amount of their fixed claims, whereas unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The remaining portion of the unsecured claims are expected to be discharged, without payment, over the period that payments are made pursuant to the plans of reorganization. The creditors will be paid by Elpida in installments, with the first installment payment to occur within three months after the closing of Micron's acquisition of Elpida. The remaining installment payments will occur on the last business day of each calendar year over a six-year period beginning in the calendar year after the first installment payment is made. The secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. To the extent any claims remain unfixed as of the seventh installment payment date, an additional payment will be made to unsecured creditors once the remaining claims are finally fixed to the extent the remaining reserve exceeds the amounts payable with respect to the fixed claims. Akita's plan of reorganization provides that secured creditors will recover 100% of the amount of their claims, whereas unsecured creditors will recover 19% of the amount of their claims. The secured creditors of Akita will be paid in full on the first installment payment date, while the unsecured creditors will be paid in seven installments.

The initial installment payment to be made by the Elpida Companies pursuant to the plans of reorganization is 60 billion yen (or the equivalent of approximately $593 million), which amount is subject to reduction for certain items specified in the Sponsor Agreement. The Elpida Companies will use the proceeds of Micron's investment at the closing of the Elpida acquisition to fund the initial installment payment. The remaining 140 billion yen (or the equivalent of approximately $1.38 billion) of installment payments will be made by the Elpida Companies in six annual installments, with payments of 20 billion yen (or the equivalent of approximately $198 million) in each of the first four installment payments, and payments of 30 billion yen (or the equivalent of approximately $297 million) in each of the final two installment payments. Cash flows from the cost-plus supply agreement described above will be used to satisfy the second through seventh installment payments under the plans of reorganization.

Certain contingency matters related to the Elpida Companies, which are primarily comprised of outstanding litigation claims, were not treated as fixed claims under the plans of reorganization at the time the plans were filed with the Japan Court. A portion of each installment amount payable to the creditors of the Elpida Companies will be reserved in the event that any of these matters become fixed claims, in which case these fixed claims will be paid under the plans of reorganization in the same manner as the fixed claims of other creditors. To the extent the aggregate amounts reserved from the installment payments exceed the aggregate amounts payable with respect to these unfixed claims once they become fixed, the excess amounts reserved will be distributed to unsecured creditors with respect to their fixed claims, resulting in an increased recovery for the unsecured creditors out of the installment payments. To the extent the aggregate amounts reserved is less than the aggregate amounts payable with respect to these unfixed claims once they become fixed, the Elpida Companies would be responsible to fund any shortfall to ensure that the creditors receive the recovery to which they are entitled under the plans of reorganization with respect to these claims. As a result, there is a possibility that the total amount payable by the Elpida Companies to their creditors under the plans of reorganization will exceed 200 billion yen. In addition, if these unfixed claims are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization.

Micron Credit Support Arrangements with Respect to the Elpida Companies

Pursuant to the Sponsor Agreement, we agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. This support included a commitment to use reasonable best efforts to assist Elpida with the extension or replacement of Elpida's then-existing working capital credit facility through the closing of the Elpida acquisition, which assistance may include the provision of a payment guarantee by us under certain circumstances. Under the Sponsor Agreement, we also agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $633 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or the equivalent of approximately $395 million) incurred prior to June 30, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries.

As of May 30, 2013 we provided a guarantee of Elpida's payments through December 2014 related to financing of capital expenditures with an outstanding borrowing of 5 billion yen (or the equivalent of approximately $50 million). We also provided a guarantee of Elpida's payments relating to an extension of Elpida's existing working capital credit facility, with an outstanding borrowing as of May 30, 2013 of 8 billion yen (or the equivalent of approximately $79 million). On June 28, 2013, Elpida's working capital credit facility matured and was repaid in full, relieving us of our payment guarantee. We have entered into an omnibus reimbursement agreement with Elpida in connection with our financial support obligations under the Sponsor Agreement, whereby Elpida and certain of its subsidiaries have agreed, among other things, to reimburse us for any amounts that we are required to pay under or in connection with the payment guarantees. These obligations under the omnibus reimbursement agreement are collateralized by approximately 93% of the Rexchip shares held by Elpida and one of its subsidiaries. In the event we are required to make any payments to Elpida's lenders under the guarantees, our rights will be subrogated to those of the lenders, including any rights to exercise remedies with respect to collateral securing the underlying loans. Failure to close the Elpida acquisition would not relieve us of our obligations under the foregoing payment guarantees. Under the Sponsor Agreement, certain conditions require Elpida's cash balances to be below a certain level in order for capital expenditure financing support to be available to Elpida. As of May 30, 2013, these conditions were not satisfied.  As a result, we would not be obligated to provide any such further support unless and until such conditions, as well as all other applicable conditions, are met. Although we were not obligated to do so, in June 2013, we provided an additional payment guarantee related to the financing of capital expenditures of an aggregate of $16 million in order for Elpida to obtain more favorable financing terms. The financing of Elpida is collateralized by certain of its semiconductor equipment.

Rexchip Share Purchase Agreement

On July 2, 2012, we entered into the Rexchip Share Purchase Agreement with the Powerchip Group, under which we will purchase approximately 714 million shares of Rexchip common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $334 million, assuming approximately 30 New Taiwan dollars per U.S. dollar, the exchange rate as of May 30, 2013). The consummation of the Rexchip Share Purchase Agreement is subject to various closing conditions, including the closing of the transactions contemplated by the Sponsor Agreement. At the closing of the Sponsor Agreement and the Rexchip Share Purchase Agreement, we will own, directly or indirectly through one or more of our subsidiaries, approximately 89% of Rexchip.

Currency Hedging

Elpida Hedges: On July 2, 2012, we executed a series of separate currency exchange transactions pursuant to which we purchased call options to buy 200 billion yen with a weighted-average strike price of 79.15 (yen per U.S. dollar). In addition, to reduce the cost of these call options, we sold put options to sell 100 billion yen with a strike price of 83.32 and we sold call options to buy 100 billion yen with a strike price of 75.57. These currency exchange transactions (the "Original Elpida Hedges") were settled on March 26, 2013 and we paid $191 million on settlement.

Upon settlement of the Original Elpida Hedges, on March 26, 2013, we executed a series of new separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments under the Sponsor Agreement pursuant to which we entered into below-market forward contracts to buy 80 billion yen with a weighted-average price of 91.00 (yen per U.S. dollar) and purchased put options to sell 80 billion yen with a weighted-average strike price of 94.24 (the "New Elpida Hedges"). The New Elpida Hedges, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.

The forward and option contracts detailed above were not designated for hedge accounting and are remeasured at fair value each period with gains and losses reflected in our results of operations. As a result of the mark-to-market adjustments for the Original Elpida Hedges and the New Elpida Hedges (the "Elpida Hedges"), we recorded losses to other non-operating expense of $46 million and $222 million for the third quarter and first nine months of 2013, respectively. As of May 30, 2013, our cumulative loss on the Elpida Hedges was $214 million.

Rexchip Hedges: On July 25, 2012, we purchased call options to buy 10 billion New Taiwan dollars with a weighted-average strike price of 29.21 (New Taiwan dollar per U.S. dollar). These options expired on April 2, 2013 and we paid $3 million on settlement. On April 9, 2013, we purchased call options for $1 million to buy 10 billion New Taiwan dollars with a strike price of 28.50 (New Taiwan dollar per U.S. dollar). These options expire on September 25, 2013. These option contracts were not designated for hedge accounting and were remeasured at fair value each period with gains and losses reflected in our results of operations.

Investments

As of May 30, 2013 and August 30, 2012, available-for-sale investments, including cash equivalents, were as follows:

As of	May 30, 2013				August 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$2,018	$—	$—	$2,018	$2,159	$—	$—	$2,159
Corporate bonds	255	1	—	256	233	1	—	234
Government securities	96	—	—	96	144	—	—	144
Commercial paper	79	—	—	79	39	—	—	39
Asset-backed securities	72	—	—	72	77	—	—	77
Certificates of deposit	33	—	—	33	31	—	—	31
Marketable equity securities	10	—	(1)	9	10	—	—	10
	$2,563	$1	$(1)	$2,563	$2,693	$1	$—	$2,694

As of May 30, 2013, no available-for-sale security had been in a loss position for longer than 12 months.

The table below presents the amortized cost and fair value of available-for-sale debt securities, including cash equivalents, as of May 30, 2013, by contractual maturity:

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$2,018	$2,018
Due in 1 year or less	198	198
Due in 1 - 2 years	140	141
Due in 2 - 4 years	181	181
Due after 4 years	16	16
	$2,553	$2,554

Net unrealized holding gains reclassified out of accumulated other comprehensive income from sales of available-for-sale securities were $34 million in the second quarter of 2012 and were not significant for any other periods presented. Proceeds from the sales of available-for-sale securities were $346 million and $481 million for the third quarter and first nine months of 2013, respectively, and $18 million and $59 million for the third quarter and first nine months of 2012, respectively. Gross realized gains from sales of available-for-sale securities were $34 million for the second quarter of 2012 and were not significant for any other periods presented.

Receivables

As of	May 30, 2013	August 30, 2012
Trade receivables (net of allowance for doubtful accounts of $5 and $5, respectively)	$1,250	$933
Related party receivables	56	63
Income and other taxes	51	80
Other	146	213
	$1,503	$1,289

As of May 30, 2013 and August 30, 2012, related party receivables included $56 million and $62 million, respectively, due from Aptina primarily for sales of image sensors under a wafer supply agreement.

As of May 30, 2013 and August 30, 2012, other receivables included $1 million and $63 million, respectively, from our currency hedges. As of May 30, 2013 and August 30, 2012, other receivables included $38 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  As of August 30, 2012, other receivables also included $17 million due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Derivative Financial Instruments," "Consolidated Variable Interest Entities" and "Equity Method Investments" notes.)

Inventories

As of	May 30, 2013	August 30, 2012
Finished goods	$453	$512
Work in process	1,169	1,148
Raw materials and supplies	110	152
	$1,732	$1,812

Property, Plant and Equipment

As of	May 30, 2013	August 30, 2012
Land	$90	$92
Buildings	4,605	4,714
Equipment	15,050	15,653
Construction in progress	61	43
Software	305	323
	20,111	20,825
Accumulated depreciation	(13,281)	(13,722)
	$6,830	$7,103

Depreciation expense was $421 million and $1,292 million for the third quarter and first nine months of 2013, respectively, and $502 million and $1,591 million for the third quarter and first nine months of 2012, respectively. Other noncurrent assets included buildings, equipment and other assets classified as held for sale of $31 million as of May 30, 2013 and $25 million as of August 30, 2012.

Equity Method Investments

As of	May 30, 2013		August 30, 2012
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$259	35.5%	$370	39.7%
Other	13	Various	19	Various
	$272		$389

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Inotera	$(13)	$(38)	$(121)	$(157)
Other	3	(77)	1	(105)
	$(10)	$(115)	$(120)	$(262)

As of May 30, 2013, our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $262 million and primarily included our Inotera investment balance.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As of May 30, 2013, we held a 35.5% ownership interest in Inotera, Nanya held a 36.1% ownership interest and the remaining ownership interest was publicly held. On May 28, 2013, Inotera issued 634 million common shares to Nanya and certain of its affiliates in a private placement at a price equal to 9.47 New Taiwan dollars per common share (approximately $0.32 U.S. dollars as of May 28, 2013), which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 39.7% to 35.5% and we expect to recognize a gain of approximately $48 million in the fourth quarter of 2013. In March 2012, we contributed $170 million to Inotera, which increased our ownership interest from 29.7% to 39.7%.

As of May 30, 2013, based on the closing trading price of Inotera's shares, the market value of our equity interest in Inotera was $854 million. As of May 30, 2013 and August 30, 2012, there were gains of $51 million and $49 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of each of those investments.  These aggregate differences are being amortized as a net credit to earnings through equity in net loss of equity method investees (the "Inotera Amortization").  For the third quarter and first nine months of 2012, we recognized $12 million and $36 million, respectively, of Inotera Amortization. As of August 30, 2012, the remaining amount of unrecognized Inotera Amortization was not significant.

Inotera incurred net losses of $24 million for its first quarter ended March 31, 2013. Also, Inotera's current liabilities exceeded its current assets by $1.68 billion as of March 31, 2013, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants and had not been in compliance for the past several years. Inotera received a waiver from complying with the December 31, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

On January 17, 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement"), retroactively effective beginning on January 1, 2013, between us and Inotera under which we are obligated to purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. Under applicable accounting guidance, the Inotera Supply Agreement is treated as containing an embedded operating lease with respect to Inotera's production assets during the initial three-year term of the lease. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Under these agreements, we purchased $341 million and $742 million of DRAM products for the third quarter and first nine months of 2013, respectively, and $178 million and $476 million for the third quarter and first nine months of 2012, respectively.

Under a cost-sharing arrangement effective through December 31, 2012, we generally shared DRAM development costs with Nanya. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya no longer participates in the joint development program. Pursuant to the cost-sharing arrangement, our research and development ("R&D") costs were reduced by $19 million in the first six months of 2013 and $35 million and $108 million for the third quarter and first nine months of 2012, respectively. (See "Variable Interest Entities" note.)

Other

Transform: In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin.  As of May 30, 2013, we and Origin each held a 50% ownership interest in Transform.  As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, in May 2012 the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million for the third quarter of 2012, which reduced the carrying value of our investment in Transform to zero. As of August 30, 2012, Transform's operations were substantially discontinued.

Aptina: Other equity method investments included a 30.2% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced the carrying value of our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses.

Through May 3, 2013, we manufactured components for CMOS image sensors for Aptina under a wafer supply agreement.  For the third quarter and first nine months of 2013, we recognized net sales of $61 million and $170 million, respectively, from products sold to Aptina, and cost of goods sold of $70 million and $208 million, respectively. For the third quarter and first nine months of 2012, we recognized net sales of $99 million and $292 million, respectively, from products sold to Aptina, which approximated our costs. On May 3, 2013, we assigned to LFoundry Marsica S.r.l. ("LFoundry") our supply agreement with Aptina to manufacture image sensors at our 200mm Avezzano facility. (See "Restructure and Asset Impairments - Micron Technology Italia, S.r.l." note.)

In connection with the sale of our 200mm Avezzano facility to LFoundry, on May 22, 2013, we entered into a short-term, interest-free, unsecured loan agreement with Aptina that allows Aptina to borrow up to $45 million, drawn at their option, in three equal tranches through July 2013. Principal amounts drawn are due in three equal payments from September, 2013 to January, 2014. As of May 30, 2013, other current assets included $15 million for amounts due under the short-term loan agreement. Subsequent to the third quarter of 2013, on June 3, 2013 and July 3, 2013, Aptina drew the remaining $30 million available under this loan agreement.

Intangible Assets

As of	May 30, 2013		August 30, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$580	$(266)	$575	$(234)
Customer relationships	127	(110)	127	(98)
Other	1	(1)	1	—
	$708	$(377)	$703	$(332)

During the first nine months of 2013 and 2012, we capitalized $24 million and $39 million, respectively, for product and process technology with weighted-average useful lives of 10 years and 9 years, respectively.

Amortization expense was $21 million and $62 million for the third quarter and first nine months of 2013, respectively, and $23 million and $67 million for the third quarter and first nine months of 2012, respectively.  Annual amortization expense is estimated to be $83 million for 2013, $77 million for 2014, $60 million for 2015, $52 million for 2016 and $41 million for 2017.

Accounts Payable and Accrued Expenses

As of	May 30, 2013	August 30, 2012
Accounts payable	$736	$818
Related party payables	228	130
Salaries, wages and benefits	216	290
Customer advances	166	141
Income and other taxes	31	25
Other	213	237
	$1,590	$1,641

As of May 30, 2013 and August 30, 2012, related party payables included $228 million and $130 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement.

As of May 30, 2013 and August 30, 2012, customer advances included $163 million and $139 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of August 30, 2012, other noncurrent liabilities included $120 million of amounts received under this agreement. (See "Consolidated Variable Interest Entities – IM Flash" note.)

As of May 30, 2013 and August 30, 2012, other accounts payable and accrued expenses included $24 million and $51 million, respectively, of liabilities associated with currency hedges executed in connection with the Sponsor Agreement and Rexchip Share Purchase Agreement. As of May 30, 2013 and August 30, 2012, other accounts payable and accrued expenses included $8 million and $14 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Derivative Financial Instruments" and "Consolidated Variable Interest Entities – IM Flash" notes.)

Debt

As of	May 30, 2013	August 30, 2012
Capital lease obligations, due in periodic installments, weighted-average remaining term of 3.6 years and weighted-average rate 4.5% as of May 30, 2013	$912	$883
2032C convertible senior notes, due May 2032, holder can put back May 2019(1), stated rate 2.375%, effective rate 6.0%, net of discount of $90 and $99, respectively(2)	460	451
2014 convertible senior notes, due June 2014, stated rate 1.875%, effective rate 7.9%, net of discount of $27 and $89, respectively(2)	458	860
2032D convertible senior notes, due May 2032, holder can put back May 2021(1), stated rate 3.125%, effective rate 6.3%, net of discount of $83 and $89, respectively(2)	367	361
2031A convertible senior notes, due August 2031, holder can put back August 2018(1), stated rate 1.5%, effective rate 6.5%, net of discount of $71 and $80, respectively	274	265
2033E convertible senior notes, due February 2033, holder can put back February 2018(1), stated rate 1.625%, effective rate 4.5%, net of discount of $30	270	—
2033F convertible senior notes, due February 2033, holder can put back February 2020(1), stated rate 2.125%, effective rate 4.9%, net of discount of $41	259	—
2031B convertible senior notes, due August 2031, holder can put back August 2020(1), stated rate 1.875%, effective rate 7.0%, net of discount of $94 and $102, respectively	251	243
Term note payable, due in periodic installments through January 2018, stated rate 2.4%	195	—
2027 convertible senior notes, due June 2027, holder can put back June 2017(1), stated rate 1.875%, effective rate 6.9%, net of discount of $30 and $34, respectively	145	141
Intel senior note, due in periodic installments through April 2014, variable rate	33	58
	3,624	3,262
Less current portion	(357)	(224)
	$3,267	$3,038
(1) Holders of these notes have the right to require us to repurchase all or a portion of their notes on the dates specified.
(2) For these notes, we have the option to pay cash for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of these notes in cash upon conversion. As a result, the notes are considered in diluted earnings per share under the treasury stock method.

Capital Lease Obligations

For the third quarter of 2013, we received $33 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $33 million at a weighted-average effective interest rate of 3.9%, payable in periodic installments through June 2017. In the first nine months of 2013, we received $106 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $106 million at a weighted-average effective interest rate of 4.4%, payable in periodic installments through June 2017.

Partial Repurchase of the 2014 Notes

On February 12, 2013, we repurchased $464 million of aggregate principal amount of our 1.875% Convertible Senior Notes due June 2014 (the "2014 Notes") for $477 million in privately negotiated transactions. The liability and equity components of the 2014 Notes were stated separately pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. Accordingly, the repurchase resulted in the derecognition of $431 million in debt for the principal amount (net of $33 million of debt discount) and $15 million in additional capital for the equity component. We recognized a charge of $31 million associated with the early repurchase, based on the estimated $462 million fair value of the debt component and the $431 million carrying value (net of unamortized discount) of the notes repurchased. The fair value of the debt component was estimated using an interest rate for non-convertible debt, with terms similar to the debt component of the 2014 Notes on a stand-alone basis issued by entities with credit ratings similar to ours at the repurchase date (Level 2 fair value measurements).

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

Upon issuance of the 2033 Notes, we recorded $526 million of debt, $72 million of additional capital and $14 million of deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt was based on the fair value of the debt component as a standalone instrument and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (Level 2 fair value measurements). The difference between the debt recorded at inception and the principal amount ($31 million for the 2033E Notes and $43 million for the 2033F Notes) is being accreted to principal as interest expense through February 2018 for the 2033E Notes and February 2020 for the 2033F Notes, the expected life of the notes.

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

Upon conversion, we will pay cash equal to the lesser of the aggregate principal amount and the conversion value of the notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our option, for any remaining conversion obligation. As a result, the 2033 Notes are considered in diluted earnings per share under the treasury stock method.

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

Revolving Credit Facility

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate ("SIBOR") plus 2.8% per annum. As of May 30, 2013, we had not drawn any amounts under this facility.

Subsequent Events - Financing

On June 27, 2013, we entered into a senior secured three-year revolving credit facility, collateralized by a security interest in certain trade receivables. Under this facility, we can draw up to 85% of the net outstanding balance of certain trade receivables, subject to certain adjustments, including an availability block that has the effect of limiting the maximum committed draw amount to approximately $153 million. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread from 1.5% to 2.0%, or at our option, at a rate equal to an alternate base rate (defined as the highest of (1) the prime rate, (2) one-month LIBOR plus 1.0% or (3) the Federal Funds Effective Rate) plus a spread from 0.5% to 1.0%.  In either case, the spread added to the applicable interest rate basis varies depending upon the amount of the monthly average undrawn availability under the facility.

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

Patent Matters

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

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

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants. The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and seeks damages, attorneys' fees, and costs.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for October 8, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of May 30, 2013, the Inotera shares purchased from Qimonda had a carrying value of $143 million.

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

Under the Sponsor Agreement, we have provided payment guarantees related to financing of capital expenditures. (See "Pending Acquisition of Elpida Memory, Inc." note.)

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Nine Months Ended May 30, 2013			Nine Months Ended May 31, 2012
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$7,700	$717	$8,417	$8,470	$1,382	$9,852

Net income (loss)	(518)	2	(516)	(789)	—	(789)
Other comprehensive income (loss)	(11)	1	(10)	(52)	(5)	(57)
Comprehensive income (loss)	(529)	3	(526)	(841)	(5)	(846)

Acquisition of noncontrolling interests	—	—	—	—	(466)	(466)
Contribution from noncontrolling interests	—	11	11	—	151	151
Distributions to noncontrolling interests	—	(33)	(33)	—	(387)	(387)
Capital and other transactions attributable to Micron	157	—	157	182	—	182
Ending balance	$7,328	$698	$8,026	$7,811	$675	$8,486

2013 Capped Call Transactions

Concurrent with the issuance of the 2033E and 2033F Notes, on February 6, 2013 and February 12, 2013, we entered into capped call transactions (the "2013E Capped Calls" and "2013F Capped Calls," collectively the "2013 Capped Calls") that have an initial strike price of approximately $10.93 per share, subject to certain adjustments, which was set to equal the initial conversion price of the 2033 Notes. The 2013 Capped Calls have a cap price of $14.51 per share and cover, subject to anti-dilution adjustments similar to those contained in the 2033 Notes, an approximate combined total of 54.9 million shares of common stock. The 2013E Capped Calls expire on various dates between January and February 2018, and the 2013F Capped Calls expire on various dates between January and February 2020. The 2013 Capped Calls are intended to reduce the effect of potential dilution upon conversion of the 2033 Notes. The 2013 Capped Calls may be settled in shares or cash, at our election. Settlement of the 2013 Capped Calls in cash on their respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below $10.93, to a maximum of $196 million if the market price per share of our common stock is at or above $14.51. We paid $48 million to purchase the 2013 Capped Calls. The 2013 Capped Calls are considered capital transactions and the related cost was recorded as a charge to additional capital.

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, attributable to Micron shareholders at the end of each period, as well as other comprehensive income for the nine months ended May 30, 2013, were as follows:

	As of August 30, 2012	Other Comprehensive Income	As of May 30, 2013
Cumulative foreign currency translation adjustments	$49	$2	$51
Gain (loss) on derivatives, net	31	(10)	21
Gain (loss) on investments, net	1	(2)	(1)
Pension liability adjustments	(1)	(1)	(2)
Accumulated other comprehensive income	$80	$(11)	$69

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

Our derivatives consist primarily of currency forward contracts and currency options.  The derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of May 30, 2013, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts, was generally equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We have the following currency risk management programs:

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

In connection with the currency exchange rate risk with the Sponsor Agreement and Rexchip Share Purchase Agreement, we entered into the Original Elpida Hedges that were settled on March 26, 2013 and currency options that expired on April 2, 2013, respectively. On March 26, 2013, we entered into the New Elpida Hedges that expire on September 25, 2013 to hedge our exposure to the yen-denominated acquisition payments. On April 9, 2013, we purchased currency call options that expire on September 25, 2013 to hedge our exposure to the New Taiwan dollar acquisition payment. (See "Pending Acquisition of Elpida Memory, Inc. – Currency Hedging" note.) Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (Level 2 fair value measurements).  These options are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other non-operating income (expense).

Total gross notional amounts and fair values for currency derivatives without hedge accounting designation were as follows:

As of May 30, 2013	Notional Amount (in U.S. Dollars)		Fair Value of
			Asset	(Liability)
Forward contracts:
Yen	$916		$—	$(86)
Singapore dollar	242		1	(3)
Euro	206		1	(3)
Shekel	76		—	(1)
Currency options:
Yen	849		61	—
New Taiwan dollar	351		—	—
	$2,640		$63	$(93)

As of August 30, 2012
Forward contracts:
Yen	$18		$—	$—
Singapore dollar	251		—	(1)
Euro	173		2	(1)
Shekel	65		—	(1)
Currency options:
Yen	5,050	(1)	57	—
New Taiwan dollar	342		2	—
	$5,899		$61	$(3)

(1)	Notional amount includes purchased options of $2,527 million and sold options of $2,523 million.

For currency forward contracts and options without hedge accounting designation, we recognized net losses of $50 million and $223 million for the third quarter and first nine months of 2013, respectively, and net losses of $11 million and $28 million for the third quarter and first nine months of 2012, respectively, which were included in other non-operating income (expense).

Currency Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, time to maturity, volatility and credit-risk spread (Level 2 fair value measurements). For derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  For derivatives hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense).  Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
As of May 30, 2013		Asset	(Liability)
Forward contracts:
Yen	$20	$—	$(2)
Euro	13	—	—
Currency options:
Yen	35	—	(3)
	$68	$—	$(5)

As of August 30, 2012
Forward contracts:
Yen	$108	$2	$—
Euro	35	—	—
Currency options:
Yen	32	—	—
	$175	$2	$—

For the third quarter and first nine months of 2013, we recognized net pre-tax derivative losses of $3 million and $9 million, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the first nine months of 2012, we recognized net pre-tax derivative losses of $11 million in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant for the third quarters or first nine months of 2013 or 2012.  In the first nine months of 2013, $2 million of pre-tax net gains were reclassified from accumulated other comprehensive income (loss) to earnings.  For the third quarter and first nine months of 2012, $2 million and $6 million, respectively, of pre-tax net gains were reclassified from accumulated other comprehensive income (loss) to earnings. As of May 30, 2013, the amount of pre-tax net derivative gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $3 million.

Master Netting Arrangements

We seek to enter into master netting arrangements to mitigate credit risk in derivative transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in our consolidated balance sheet on a net basis. The following table presents the gross amounts of our derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

As of May 30, 2013	Assets(1)	Liability(2)
Gross amount	$63	$(98)
Gross amounts offset in the statement of financial position	(62)	62
Net amounts presented in the statement of financial position	$1	$(36)
(1) Included in receivables - other.
(2) Included in accounts payable and accrued expenses - other.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	May 30, 2013				August 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,018	$—	$—	$2,018	$2,159	$—	$—	$2,159
Commercial paper	—	54	—	54	—	29	—	29
Certificates of deposit	—	32	—	32	—	27	—	27
Government securities	—	—	—	—	—	5	—	5
	2,018	86	—	2,104	2,159	61	—	2,220
Short-term investments:
Corporate bonds	—	45	—	45	—	31	—	31
Government securities	—	41	—	41	—	51	—	51
Commercial paper	—	25	—	25	—	10	—	10
Certificates of deposit	—	1	—	1	—	4	—	4
Asset-backed securities	—	—	—	—	—	4	—	4
	—	112	—	112	—	100	—	100
Long-term marketable investments:
Corporate bonds	—	211	—	211	—	203	—	203
Asset-backed securities	—	72	—	72	—	73	—	73
Government securities	—	55	—	55	—	88	—	88
Marketable equity securities	7	2	—	9	5	5	—	10
	7	340	—	347	5	369	—	374

	$2,025	$538	$—	$2,563	$2,164	$530	$—	$2,694

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non-U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of May 30, 2013, no adjustments were made to such pricing information.

Fair Value Measurements on a Nonrecurring Basis

During the third quarter of 2012, we identified events and circumstances that significantly impacted the fair value of our equity investment in Transform. As a result, we measured the fair value of our investment in Transform based on liquidation values of its assets and liabilities using unobservable inputs. For the third quarter of 2012, we recognized an other than temporary impairment charge of $69 million which reduced the carrying value of our investment in Transform to zero. (Also see "Restructure and Asset Impairments" note.)

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	May 30, 2013		August 30, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$3,825	$2,484	$2,669	$2,321
Other notes	220	228	56	58

The fair values of our convertible debt instruments were determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).  The fair value of our other debt instruments was estimated based on discounted cash flows using inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on similar debt issued by parties with credit ratings similar to ours (Level 2).

Equity Plans

As of May 30, 2013, we had an aggregate of 169.9 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 94.2 million shares were subject to outstanding awards and 75.7 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 0.3 million and 17.6 million stock options during the third quarter and first nine months of 2013, respectively, with weighted-average grant-date fair values per share of $4.79 and $3.29, respectively. We granted 0.8 million and 21.2 million stock options during the third quarter and first nine months of 2012, respectively, with weighted-average grant-date fair values per share of $3.66 and $3.18, respectively.

The fair values of option awards were estimated at each grant date using the Black-Scholes option valuation model.  The Black-Scholes model requires the input of assumptions, including the expected stock-price volatility and estimated option life.  The expected volatilities utilized were based on implied volatilities from traded options on our stock and on historical volatility.  The expected lives of options granted were based, in part, on historical experience and on the terms and conditions of the options.  The risk-free interest rates utilized were based on the U.S. Treasury yield in effect at each grant date.  No dividends were assumed in estimated option values.  Assumptions used in the Black-Scholes model are presented below:

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Average expected life in years	4.8	5.0	5.1	5.1
Weighted-average expected volatility	55%	61%	60%	66%
Weighted-average risk-free interest rate	0.7%	0.9%	0.7%	1.0%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of May 30, 2013, there were 13.2 million shares of Restricted Stock Awards outstanding, of which 3.5 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the third quarters and first nine months of 2013 and 2012 were as follows:

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Service-based awards	—	0.1	5.4	3.9
Performance-based awards	—	—	1.2	1.9
Weighted-average grant-date fair values per share	$9.97	$6.82	$6.21	$5.43

Stock-based Compensation Expense

Total compensation costs for our equity plans were as follows:

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Stock-based compensation expense by caption:
Cost of goods sold	$7	$5	$20	$17
Selling, general and administrative	10	12	28	41
Research and development	4	4	13	13
	$21	$21	$61	$71

Stock-based compensation expense by type of award:
Stock options	$14	$13	$41	$44
Restricted stock awards	7	8	20	27
	$21	$21	$61	$71

As of May 30, 2013, $164 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the third quarter of 2017, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Selling, general and administrative expense for the third quarter and first nine months of 2012 included $4 million and $13 million, respectively, from the vesting of restricted stock and stock options in connection with the death of our former Chief Executive Officer.

Restructure and Asset Impairments

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Loss on restructure of ST consortium agreement	$26	$—	$26	$—
Loss on impairment of LED assets	25	—	29	—
Loss on impairment of MIT assets	—	—	62	—
Gain on termination of lease to Transform	—	—	(25)	—
Other	4	5	2	11
	$55	$5	$94	$11

In order to optimize operations, improve efficiency and increase our focus on our core memory operations, we have entered into various restructure activities. With respect to the loss on restructure of the ST consortium agreement discussed below, our NSG operating segment recorded a charge of $11 million for the third quarter of 2013 with the remaining amount allocated approximately equally among our other reportable segments. Our other restructure activities were recorded as a charge to segments that do not meet the quantitative thresholds of a reportable segment and are reported under All Other. (See "Segments" note.) As of May 30, 2013, there were no significant remaining amounts accrued but unpaid for these restructure activities and we do not anticipate incurring any significant additional costs for these restructure activities.

STMicroelectronics S.r.l. ("ST") Consortium Agreement

For the third quarter of 2013, we restructured a consortium agreement with ST whereby certain assets and approximately 500 employees from our Agrate, Italy fabrication facility were transferred to ST. The consortium agreement supports the R&D activities of us and ST and the manufacturing of semi-finished and advanced commercial semiconductor devices. In connection therewith, we recognized a restructure charge of $26 million for the third quarter of 2013, primarily from transfers of equipment.

Light-emitting Diode ("LED")

For the third quarter of 2013, we discontinued the development activities of our LED operations. In connection therewith, we recognized a charge of $25 million primarily to write down certain production assets used in the development of LED technology to the expected proceeds from their sale. Fair value for these assets was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment (Level 3 fair value measurement).

Micron Technology Italia, S.r.l. ("MIT")

On May 3, 2013, we sold MIT, a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry. In exchange for the shares of MIT, we received consideration from LFoundry valued at $35 million, substantially all of which was under a long-term note. Under the terms of the agreements, we assigned to LFoundry our supply agreement with Aptina for CMOS image sensors manufactured at the Avezzano facility.

The assets and liabilities of MIT, and related imager inventories, were classified as held for sale in the second quarter of 2013 and were written down to their estimated fair values. The fair values were determined primarily based on the expected proceeds from the sale to LFoundry (Level 3 fair value measurement). As a result, in the second quarter of 2013, we recorded an impairment loss of $62 million to write down the assets and liabilities to their estimated fair values. The carrying values of the MIT assets and liabilities sold, after the effects of the write down, were as follows:

Other current assets	$75
Other noncurrent assets	37
Accounts payable and accrued expenses	(43)
Other noncurrent liabilities	(34)
$35

Lease to Transform

In May 2012, the Board of Directors of Transform approved a liquidation plan. In connection therewith, Transform terminated a lease to a portion of our manufacturing facilities in Boise, Idaho and we recognized a gain of $25 million in the first quarter of 2013.

Other Operating (Income) Expense, Net

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
(Gain) loss on disposition of property, plant and equipment	$5	$4	$(10)	$10
Other	(6)	26	(7)	27
	$(1)	$30	$(17)	$37

Other operating expense for the third quarter of fiscal 2012 included $17 million from the termination of a lease with IMFT, and a charge of $10 million to write off a receivable in connection with resolution of certain prior year tax matters.

Other Non-Operating Income (Expense), Net

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Gain (loss) from changes in currency exchange rates	$(45)	$(1)	$(231)	$(14)
Loss on extinguishment of debt	—	—	(31)	—
Gain (loss) from disposition of investments	(1)	—	(1)	39
Other	1	(1)	—	(1)
	$(45)	$(2)	$(263)	$24

Gain (loss) from changes in currency exchange rates for the third quarter and first nine months of 2013 included currency losses of $47 million and $225 million, respectively, from changes in the market value of currency hedges executed in connection with our planned acquisitions of Elpida and Rexchip. Loss from extinguishment of debt for the second quarter of 2013 resulted from the early repurchase of a portion of our 2014 Notes. (See "Debt" note.)

Income Taxes

Income taxes for the third quarter of 2013 included an $8 million tax benefit related to the sale of non-U.S. assets. Income taxes for the second quarter of 2013 included tax benefits related to non-U.S. jurisdictions of $10 million in aggregate for the favorable resolution of certain prior year tax matters (which was previously reserved as an uncertain tax position) and $9 million for a favorable change in tax law applicable to prior years.  Income taxes for the third quarter and first nine months of 2012 included tax benefits of $42 million and $56 million, respectively, related to the favorable resolution of certain prior year tax matters, which were previously reserved as an uncertain tax position.  Remaining taxes for the third quarters and first nine months of 2013 and 2012, respectively, primarily reflect taxes on our non-U.S. operations. We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The (provision) benefit for taxes on U.S. operations for the third quarters and first nine months of 2013 and 2012 was substantially offset by changes in the valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates. These arrangements expire in whole or in part at various dates through 2026.  Such arrangements benefitted our tax provision for the third quarter and first nine months of 2013 by $25 million ($0.02 per diluted share) and by $72 million ($0.07 per diluted share), respectively and were not significant for the third quarter or first nine months of 2012.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares and stock rights outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 185.4 million and 373.8 million for the third quarter and first nine months of 2013, respectively, and were 379.7 million for the third quarter and first nine months of 2012.

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Net income (loss) available to Micron shareholders - basic and diluted	$43	$(320)	$(518)	$(789)

Weighted-average common shares outstanding - basic	1,024.0	987.3	1,017.9	983.9
Net effect of dilutive equity awards and convertible notes	22.6	—	—	—
Weighted-average common shares outstanding - diluted	1,046.6	987.3	1,017.9	983.9

Earnings (loss) per share:
Basic	$0.04	$(0.32)	$(0.51)	$(0.80)
Diluted	0.04	(0.32)	(0.51)	(0.80)

Consolidated Variable Interest Entities

IM Flash

IMFT: Since its inception in 2006 through May 30, 2013, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and, since the third quarter of 2012, certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on cumulative contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell to us, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the cost of product design, other NAND Flash R&D costs and, since the third quarter of 2012, the R&D cost of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $33 million and $99 million for the third quarter and first nine months of 2013, respectively, and $18 million and $60 million for the third quarter and first nine months of 2012, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	May 30, 2013	August 30, 2012
Assets
Cash and equivalents	$62	$157
Receivables	58	78
Inventories	61	67
Other current assets	3	5
Total current assets	184	307
Property, plant and equipment, net	1,401	1,342
Other noncurrent assets	45	36
Total assets	$1,630	$1,685

Liabilities
Accounts payable and accrued expenses	$82	$104
Deferred income	9	10
Equipment purchase contracts	76	58
Current portion of long-term debt	6	6
Total current liabilities	173	178
Long-term debt	14	18
Other noncurrent liabilities	120	129
Total liabilities	$307	$325

Our ability to access IMFT's cash and investments to finance our other operations is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IMFS: We partnered with Intel in 2007 to form IM Flash Singapore, LLP ("IMFS") to manufacture NAND Flash memory products for the exclusive use of the members. For the third quarter of 2012, we acquired Intel's remaining interest in IMFS and terminated IMFS' supply agreement with us and Intel.

Supply Agreements: IMFT sells products to the joint venture members generally in proportion to their ownership interests at long-term negotiated prices approximating cost. Prior to the third quarter of 2012, IMFS also sold product to us and Intel generally in proportion to our ownership interests at long-term negotiated prices approximating cost. Due to changes in the ownership interest of IMFS, our share of its output grew from 57% at the beginning of the first quarter of 2012 to 78% in the second quarter of 2012. As a result of our acquisition of Intel's remaining interest in IMFS, the termination of IMFT's lease to a portion of our Virginia facility and other IM Flash restructuring agreements with Intel, Intel has not had rights to the output from either IMFS or our Virginia facility since the third quarter of 2012. Subsequent to the third quarter of 2012, we also sell NAND Flash products to Intel under other negotiated arrangements.

Aggregate NAND Flash sales to Intel were $258 million and $566 million for the third quarter and first nine months of 2013, respectively, and were $300 million and $816 million for the third quarter and first nine months of 2012, respectively. Receivables from Intel as of May 30, 2013 and August 30, 2012 were $171 million and $103 million, respectively, for sales of NAND Flash products.

IM Flash distributions and contributions: The following table presents IM Flash's distributions to and contributions from its shareholders ("IM Flash" includes both IMFT and IMFS prior to April 6, 2012 and includes only IMFT from April 6, 2013 through May 30, 2013):

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
IM Flash distributions to Micron	$34	$249	$34	$402
IM Flash distributions to Intel	33	240	33	387
Micron contributions to IM Flash	2	—	12	103
Intel contributions to IM Flash	1	—	11	131

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception through May 30, 2013, we owned 50.01% and Photronics owned 49.99% of MP Mask.  For the third quarter and first nine months of 2012, we contributed $13 million and $21 million, respectively, and Photronics contributed $13 million and $20 million, respectively, to MP Mask. In connection with the formation of the joint venture in 2006, we received $72 million in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $21 million and $26 million as of May 30, 2013 and August 30, 2012, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

The following table presents the assets and liabilities of MP Mask included in our consolidated balance sheets, excluding intercompany balances:

As of	May 30, 2013	August 30, 2012
Current assets	$29	$19
Noncurrent assets (primarily property, plant and equipment)	188	170
Current liabilities	33	12

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

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of cost of goods sold or forecasted wafer production. In the second quarter of 2013, we reclassified the (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, the (gains) losses from changes in currency exchange rates has been reclassified out of operating income (loss) for our segments for the first quarter of 2013 and third quarter and first nine months of 2012.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Nine Months Ended
	May 30, 2013	May 31, 2012	May 30, 2013	May 31, 2012
Net sales:
DSG	$924	$750	$2,280	$2,014
NSG	730	760	2,060	2,177
ESG	305	265	865	769
WSG	276	276	752	956
All Other	83	121	273	355
	$2,318	$2,172	$6,230	$6,271

Operating income (loss):
DSG	$118	$(75)	$(40)	$(377)
NSG	58	(2)	135	196
ESG	65	33	208	87
WSG	(62)	(103)	(213)	(288)
All Other	(30)	(41)	(61)	(81)
	$149	$(188)	$29	$(463)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding our pending acquisition of Elpida; in "Net Sales" regarding the transition of our Singapore fabrication facility from DRAM to NAND Flash production; in "Selling, General and Administrative" regarding SG&A costs for the fourth quarter of 2013; in "Research and Development" regarding R&D costs for the fourth quarter of 2013; in "Equity in Net Loss of Equity Method Investees" regarding gains recognized in the fourth quarter of 2013 on Inotera's issuance of shares; and in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through the next twelve months, our pursuit of additional financing, our belief that convertible note holders would not convert any significant amounts of our convertible notes prior to their redemption or maturity, our estimated capital spending for the fourth quarter of 2013, the timing of payments in connection with the Elpida transactions and the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2012. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2013 and 2012 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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

Pending Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012. Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $1.98 billion, assuming approximately 101 yen per U.S. dollar, the exchange rate as of May 30, 2013), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $593 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $18 million) into an escrow account in July 2012, which will be applied toward our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund initial installment payments to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payments will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.38 billion) of installment payments payable to the Elpida Companies' creditors are scheduled to be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payments are made. We or one of our subsidiaries are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement will be used to satisfy the required installment payments under the plans of reorganization. Although certain key parameters of the supply agreement have been agreed to with Elpida, the detailed terms have not been completed, and the final terms will be subject to Japan Court approval.

In a related transaction, on July 2, 2012, we entered into a share purchase agreement with Powerchip Technology Corporation and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of Rexchip Electronics Corporation ("Rexchip'') common stock, which represents approximately 24% of Rexchip's outstanding common stock, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $334 million, assuming approximately 30 New Taiwan dollars per U.S. dollar, the exchange rate as of May 30, 2013). Elpida currently owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taiwan; and an assembly and test facility located in Akita, Japan. We expect that the Elpida and Rexchip fabrication facilities together are capable of producing more than 180,000 300mm wafers per month, which would represent an approximate 45% increase in our current trade wafer capacity.

Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida will strengthen our position in the memory market and enable us to provide customers with a wider portfolio of high-quality memory solutions. We also believe that the Elpida transactions will strengthen our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions. There can be no assurance that we will be able to successfully consummate the transactions described above.

The consummation of the Sponsor Agreement remains subject to satisfaction or waiver of certain conditions, including the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described above and we are currently targeting a closing during our fourth quarter of 2013. However, there can be no assurance that the various conditions will be satisfied or that the Elpida Acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. If the remaining closing conditions are not satisfied or waived, we will not be able to close the acquisitions.

In connection with the Elpida acquisition agreement, on July 2, 2012, we entered into a series of currency option contracts to hedge our exposure to the yen-denominated acquisition payments under these agreements, pursuant to which we purchased call options to buy 200 billion yen, sold put options to sell 100 billion yen and sold call options to buy 100 billion yen (the "Original Elpida Hedges"). The Original Elpida Hedges were settled on March 26, 2013 and we paid $191 million upon settlement.

Upon settlement of the Original Elpida Hedges, on March 26, 2013, we executed a series of new separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below market forward contracts to buy 80 billion yen with a weighted-average price of 91.00 (yen per U.S. dollar) and purchased put options to sell 80 billion yen with a weighted-average strike price of 94.24 (the "New Elpida Hedges"). The New Elpida Hedges, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar.

As a result of the mark-to-market adjustments for the Original Elpida Hedges and New Elpida Hedges (the "Elpida Hedges"), we recorded losses to other non-operating expense of $46 million, $114 million, and $222 million for the third quarter, second quarter and first nine months of 2013, respectively. As of May 30, 2013, our cumulative loss on the Elpida Hedges was $214 million.

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc." for further details of the pending transactions.

Inotera Memories, Inc.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement"), retroactively beginning on January 1, 2013, between us and Inotera under which we are obligated to purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Our cost of product purchased from Inotera under the supply agreements was $341 million for the third quarter of 2013, $200 million for the second quarter of 2013 and $178 million for the third quarter of 2012.

Under a cost-sharing arrangement effective through December 31, 2012, we generally shared DRAM development costs with Nanya. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya no longer participates in the joint development program. Pursuant to this cost-sharing arrangement, our R&D costs were reduced by $4 million and $19 million for the second quarter and first nine months of 2013, respectively, and $35 million for the third quarter of 2012.

Results of Operations

Consolidated Results

	Third Quarter				Second Quarter		Nine Months
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
	(dollar amounts in millions)
Net sales	$2,318	100%	$2,172	100%	$2,078	100%	$6,230	100%	$6,271	100%
Cost of goods sold	1,762	76%	1,938	89%	1,712	82%	5,091	82%	5,522	88%
Gross margin	556	24%	234	11%	366	18%	1,139	18%	749	12%

SG&A	127	5%	156	7%	123	6%	369	6%	481	8%
R&D	226	10%	231	11%	214	10%	664	11%	683	11%
Restructure and asset impairments	55	2%	5	—%	60	3%	94	2%	11	—%
Other operating (income) expense, net	(1)	—%	30	1%	(8)	—%	(17)	—%	37	1%
Operating income (loss)	149	6%	(188)	(9)%	(23)	(1)%	29	—%	(463)	(7)%

Interest income (expense), net	(52)	(2)%	(53)	(2)%	(53)	(3)%	(159)	(3)%	(119)	(2)%
Other non-operating income (expense), net	(45)	(2)%	(2)	—%	(159)	(8)%	(263)	(4)%	24	—%
Income tax (provision) benefit	1	—%	38	2%	9	—%	(3)	—%	31	—%
Equity in net loss of equity method investees	(10)	—%	(115)	(5)%	(58)	(3)%	(120)	(2)%	(262)	(4)%
Net income attributable to noncontrolling interests	—	—%	—	—%	(2)	—%	(2)	—%	—	—%
Net income (loss) attributable to Micron	$43	2%	$(320)	(15)%	$(286)	(14)%	$(518)	(8)%	$(789)	(13)%

Our net income attributable to Micron for the third quarter of 2013 improved from the net loss for the second quarter of 2013 primarily due to a $190 million improvement in our overall gross margin and lower other non-operating expenses. Our gross margin for the third quarter of 2013 improved from the second quarter of 2013 primarily due to increases in average selling prices and cost reductions. Other non-operating expense for the third and second quarters of 2013 included the following:

•	losses of $47 million and $120 million for the third and second quarters of 2013, respectively, on currency hedges for the Elpida and Rexchip transaction; and

•	a $31 million charge for the second quarter of 2013 associated with the early repurchase of debt.

Our net income attributable to Micron for the third quarter of 2013 was significantly improved from our net loss for the third quarter of 2012 primarily due to a $322 million improvement in our gross margin and a $105 reduction in our equity in net loss of equity method investees. Our gross margin for the third quarter of 2013 improved from the third quarter of 2012 primarily due to cost reductions.

Our net loss attributable to Micron for the first nine months of 2013 was significantly improved from our net loss for the first nine months of 2012 primarily due to a $390 million improvement in our gross margin and a $142 reduction in our equity in net loss of equity method investees, partially offset by a $287 million adverse change in other non-operating income (expense). Our gross margin for the first nine months of 2013 improved from the first nine months of 2012 primarily due to cost reductions partially offset by declines in average selling prices.

In the second quarter of 2013, we reclassified (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, segment operating income (loss) for the comparative periods presented no longer includes the (gains) losses from changes in currency exchange rates to conform to current period presentation. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business and Basis of Presentation" and "Segment Information".)

Net Sales

	Third Quarter				Second Quarter		Nine Months
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
DSG	$924	40%	$750	35%	$756	36%	$2,280	37%	$2,014	32%
NSG	730	31%	760	35%	713	34%	2,060	33%	2,177	35%
ESG	305	13%	265	12%	282	14%	865	14%	769	12%
WSG	276	12%	276	13%	213	10%	752	12%	956	15%
All Other	83	4%	121	5%	114	6%	273	4%	355	6%
	$2,318	100%	$2,172	100%	$2,078	100%	$6,230	100%	$6,271	100%

Total net sales for the third quarter of 2013 increased 12% as compared to the second quarter of 2013 reflecting increased sales in all reportable business segments. The increase in overall sales for the third quarter of 2013 was primarily attributable to DSG sales increases as a result of higher average selling prices and, to a lesser extent, gigabit sales increases.

Total net sales for the third quarter of 2013 increased 7% as compared to the third quarter of 2012 primarily due to increases in DSG and ESG sales as a result of higher gigabit sales partially offset by declines in average selling prices. NSG sales for the third quarter of 2013 decreased from the third quarter of 2012 primarily due to declines in gigabit sales.

Sales for All Other segments, were primarily composed of sales of CMOS image sensors. On May 3, 2013, we sold Micron Technology Italia, S.r.l., ("MIT") a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry Marsica S.r.l. ("LFoundry"). In connection with the sale, we assigned to LFoundry our supply agreement with Aptina Imaging Corporation ("Aptina") for CMOS image sensors manufactured at the Avezzano facility. After the transaction was closed we had no further sales of CMOS image sensors. For the third quarter, second quarter and first nine months of 2013, we recognized net sales of $61 million, $48 million and $170 million, respectively, from products sold to Aptina, and cost of goods sold of $70 million, $57 million and $208 million, respectively. For the third quarter and first nine months of 2012, we recognized net sales of $99 million and $292 million, respectively, from products sold to Aptina, which approximated costs. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Gross Margin

Our overall gross margin percentage for the third quarter of 2013 improved to 24% from 18% for the second quarter of 2013 primarily due to DSG margin improvements as a result of higher average selling prices and cost reductions. Gross margin percentages for WSG and NSG also improved for the third quarter of 2013 as compared to the second quarter of 2013 primarily due to manufacturing cost reductions.

Our overall gross margin percentage for the third quarter of 2013 improved to 24% from 11% for the third quarter of 2012 primarily due to reductions in cost per gigabit across all reportable segments. Our overall gross margin percentage for the first nine months of 2013 improved to 18% from 12% for the first nine months of 2012 primarily due to reductions in cost per gigabit partially offset by declines in average selling prices.

Operating Results by Business Segments

DRAM Solutions Group ("DSG")

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Net sales	$924	$750	$756	$2,280	$2,014
Operating income (loss)	118	(75)	(46)	(40)	(377)

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for the third quarter of 2013 increased 22% as compared to the second quarter of 2013 primarily due to increases in average selling prices and to a lesser extent a slight increase in gigabit sales. DSG's operating margin for the third quarter of 2013 improved as compared to the second quarter of 2013 primarily due to increases in average selling prices and cost reductions resulting from improved product and process technologies.

DSG sales for the third quarter and first nine months of 2013 increased 23% and 13%, respectively, as compared to the corresponding periods of 2012 primarily due to increases in gigabit sales. DSG's operating margin for the third quarter and first nine months of 2013 improved as compared to the corresponding periods of 2012 due to cost reductions.

NAND Solutions Group ("NSG")

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Net sales	$730	$760	$713	$2,060	$2,177
Operating income (loss)	58	(2)	64	135	196

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG overall sales for the third quarter of 2013 increased 2% as compared to the second quarter of 2013 primarily due to increases in average selling prices. NSG sells a portion of its products to Intel Corporation ("Intel") through IM Flash at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers for the third quarter of 2013 increased 2% as compared to the second quarter of 2013 primarily due to increases in average selling prices. NSG operating income declined for the third quarter of 2013 as compared to the second quarter of 2013 as a result of higher R&D and other indirect costs mitigated by improvements in average selling prices.

On April 6, 2012, we acquired Intel's remaining ownership interest in IM Flash Singapore, LLP ("IMFS") and the assets of IM Flash Technologies, LLC ("IMFT") located at our Virginia fabrication facility and terminated the IMFS supply agreement. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities. On April 6, 2012, we also entered into a new supply agreement with Intel under which Intel purchases NAND Flash products under negotiated arrangements. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the negotiated arrangements) were $258 million for the third quarter of 2013, $160 million for the second quarter of 2013 and $300 million for the third quarter of 2012. As a result of changes to the IMFT supply agreement with Intel, net sales for the third quarter of 2012 included a one-time increase in sales of $97 million from a reduction in work in process inventories.

NSG's overall sales for the third quarter and first nine months of 2013 declined 4% and 5%, respectively, as compared to the corresponding periods of 2012 primarily due to the $97 million of one-time sales to Intel recognized for the third quarter of 2012 as a result of changes in the supply agreement. NSG sales of NAND Flash products to trade customers for the third quarter of 2013 increased 21% as compared to the third quarter of 2012 primarily due to increases in average selling prices and gigabits sold. NSG sales of NAND Flash products to trade customers for the first nine months of 2013 increased 23% as compared to the first nine months of 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices.

NSG operating income for the third quarter of 2013 improved as compared to the third quarter of 2012 primarily due to manufacturing cost reductions and increases in average selling prices. NSG operating income for the first nine months of 2013 declined as compared to the corresponding periods of 2012 primarily due to decreases in average selling prices mitigated by manufacturing cost reductions.

Embedded Solutions Group ("ESG")

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Net sales	$305	$265	$282	$865	$769
Operating income	65	33	65	208	87

For the third quarter of 2013, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. ESG sales for the third quarter of 2013 increased 8% as compared to the second quarter of 2013 primarily due to increases in sales volumes for all product groups partially offset by declines in average selling prices. ESG operating income for the third quarter of 2013 was unchanged from the second quarter of 2013 as declines in average selling prices were offset by manufacturing cost reductions.

ESG sales for the third quarter and first nine months of 2013 increased 15% and 12% respectively, as compared to the corresponding periods of 2012 primarily due to increased sales volumes for all product groups. ESG operating income for the third quarter and first nine months of 2013 improved as compared to the corresponding periods of 2012 primarily due to manufacturing cost reductions partially offset by declines in average selling prices.

Wireless Solutions Group ("WSG")

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Net sales	$276	$276	$213	$752	$956
Operating loss	(62)	(103)	(87)	(213)	(288)

For the third quarter of 2013, WSG sales were primarily comprised of NAND Flash, NOR Flash and DRAM in decreasing order of revenue. WSG sales for the third quarter of 2013 increased 30% as compared to the second quarter of 2013 primarily due to increased sales volumes of mobile DRAM and NAND Flash products. WSG operating margin for the third quarter of 2013 improved as compared to the second quarter of 2013 primarily due increases in average selling prices for NAND Flash products and manufacturing cost reductions for DRAM products.

WSG sales for the third quarter and of 2013 were unchanged from the third quarter of 2012 as reductions in sales of NOR Flash products were offset by increased sales of mobile DRAM products. Sales of wireless NOR Flash products decreased as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales for the first nine months of 2013 decreased 21% as compared to the first nine months of 2012 primarily due to declines in sales of wireless NOR Flash products. WSG sales for the first nine months of 2013 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages as compared to the first nine months of 2012. WSG operating margins improved for the third quarter and first nine months of 2013 as compared to the corresponding periods of 2012 primarily due to manufacturing cost reductions partially offset by lower average selling prices.

Operating Results by Product

Net Sales by Product

	Third Quarter				Second Quarter		Nine Months
	2013	% of Net Sales	2012	% of Net Sales	2013	% of Net Sales	2013	% of Net Sales	2012	% of Net Sales
DRAM	$1,098	47%	$875	40%	$891	43%	$2,709	43%	$2,382	38%
NAND Flash	936	40%	948	44%	870	42%	2,609	42%	2,791	45%
NOR Flash	194	8%	228	10%	197	9%	619	10%	743	12%
Other	90	5%	121	6%	120	6%	293	5%	355	5%
	$2,318	100%	$2,172	100%	$2,078	100%	$6,230	100%	$6,271	100%

In order to balance our future product mix in anticipation of the closing of the Elpida transaction, we have begun to prepare our DRAM fabrication facility in Singapore to transition production from DRAM to NAND Flash. We expect this transition to NAND Flash production will occur over approximately four quarters, depending on market conditions. We expect production to be adversely affected during the period of this transition.

DRAM

	Third Quarter 2013 Versus		First Nine Months 2013 Versus
	Second Quarter	Third Quarter	First Nine Months
	2013	2012	2012
	(percentage change from period indicated)
Net sales	23%	25%	14%
Average selling prices per gigabit	16%	(7)%	(16)%
Gigabits sold	6%	36%	35%
Cost per gigabit	(5)%	(27)%	(26)%

The increase in gigabit sales of DRAM products for the third quarter of 2013 as compared to the second quarter of 2013 and third quarter of 2012 was primarily due to additional supply from Inotera as a result of improvements in product and process technology partially offset by a reduction in output from our Singapore DRAM facility as a result of the transition to NAND Flash production. Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Overview – Inotera Memories, Inc.") Our cost of product purchased from Inotera under the supply agreements was $341 million for the third quarter of 2013, $200 million for the second quarter of 2013 and $178 million for the third quarter of 2012. Our cost per gigabit of products purchased under the new Inotera Supply Agreement for the third quarter of 2013 was lower than our cost of similar products manufactured in our wholly-owned facilities. Our cost of product purchased from Inotera for the third quarter of 2013 increased as compared to the second quarter of 2012 due to increases in market prices and our cost for this supply in future periods will also vary based on market prices.

Inotera incurred net losses of $24 million for its first quarter ended March 31, 2013. Also, Inotera's current liabilities exceeded its current assets by $1.68 billion as of March 31, 2013, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants and had not been in compliance for the past several years. Inotera received a waiver from complying with the December 31, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year.

The gross margin percentage on sales of DRAM products for the third quarter of 2013 improved as compared to the second quarter of 2013 primarily due to the increases in average selling prices and cost reductions. The gross margin percentage on sales of DRAM products for the third quarter and first nine months of 2013 improved as compared to the corresponding periods of 2012 primarily due to cost reductions partially offset by the declines in average selling prices.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers (including Intel).

	Third Quarter 2013 Versus		First Nine Months 2013 Versus
	Second Quarter	Third Quarter	First Nine Months
	2013	2012	2012
	(percentage change from period indicated)
Sales to trade customers:
Net sales	8%	18%	13%
Average selling prices per gigabit	8%	10%	(26)%
Gigabits sold	—%	7%	53%
Cost per gigabit	1%	(7)%	(27)%

Increases in NAND Flash gigabits sold to trade customers for the third quarter and first nine months of 2013 as compared to the corresponding periods of 2012 were primarily due to improved product and process technologies, increased output available for sale to trade customers due to the restructure of our IM Flash agreement with Intel in April 2012 and the ramp-up of a new fabrication facility in Singapore throughout 2012. Changes in average selling prices and cost per gigabit for the third quarter of 2013 as compared to the second quarter of 2013 were affected by a shift in product mixed to a higher concentration of managed NAND Flash and solid-state drive products which have both higher average selling prices and costs per gigabit than our other NAND Flash products. Cost reductions for the third quarter and first nine months of 2013 as compared to the corresponding periods of 2012 reflect improvements in product and process technologies. The gross margin percentage on sales of NAND Flash products for third quarter of 2013 improved as compared to the second quarter of 2013 primarily due to increases in average selling prices. The gross margin percentage on sales of NAND Flash products for the third quarter and first nine months of 2013 improved as compared to the corresponding periods of 2012 primarily due to cost reductions.

NOR Flash

Sales of NOR Flash products for the third quarter of 2013 were relatively unchanged from the second quarter of 2013 as declines in average selling prices were offset by an increase in gigabits sold. Our gross margin percentage on sales of NOR Flash products declined for the third quarter of 2013 as compared to the second quarter of 2013 due to mix-driven declines in average selling prices and lower factory utilization.

Sales of NOR Flash products for the third quarter and first nine months of 2013 declined as compared to the corresponding periods of 2012 primarily due to decreases in sales of wireless products as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products, which led to significant declines in average selling prices. Our gross margin percentage on sales of NOR Flash products declined for the third quarter of 2013 as compared to the third quarter of 2012 primarily due to declines in average selling prices. Our gross margin percentage on sales of NOR Flash products for the first nine months of 2013 improved as compared to the first nine months of 2012 primarily due to cost reductions.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the third quarter of 2013 were substantially unchanged as compared to the second quarter of 2013. SG&A expenses for the third quarter of 2013 decreased 19% as compared to the third quarter of 2012 due to lower payroll costs resulting primarily from the suspension of variable pay plans and a reduction in legal costs. SG&A expenses for the first nine months of 2013 decreased 23% as compared to the first nine months of 2012 due to lower payroll costs resulting primarily from the suspension of variable pay plans, a reduction in legal costs and a contribution to a university recognized in the second quarter of 2012. We expect that SG&A expenses will approximate $135 million to $145 million for the fourth quarter of 2013.

Research and Development

R&D expenses for the third quarter of 2013 increased 6% from the second quarter of 2013 primarily due to a higher volume of development wafers processed. R&D expenses for the third quarter and first nine months of 2013 decreased 2% and 3%, respectively, from the corresponding periods of 2012 primarily due to lower payroll costs resulting from the suspension of variable pay plans and lower volumes of pre-qualification wafers processed partially offset by lower reimbursements under partnering arrangements.

Pursuant to our restructuring of IMFT and IMFS in April 2012, we expanded our NAND Flash R&D cost-sharing agreement to include the development of certain emerging memory technologies, but did not change the cost-sharing percentage with respect to these technologies. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $33 million for the third quarter of 2013, $34 million for the second quarter of 2013 and $18 million for the third quarter of 2012. Additionally, effective through December 31, 2012, we had a DRAM R&D cost-sharing arrangement with Nanya whereby R&D expenses were reduced by $4 million for the second quarter of 2013 and $35 million for the third quarter of 2012. Effective January 1, 2013, Nanya ceased participating in the joint development program. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $230 million to $240 million for the fourth quarter of 2013.

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

Restructure and Asset Impairments

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Loss on restructure of ST consortium agreement	$26	$—	$—	$26	$—
Loss on impairment of LED assets	25	—	1	29	—
Loss on impairment of MIT assets	—	—	62	62	—
Gain on termination of lease to Transform	—	—	—	(25)	—
Other	4	5	(3)	2	11
	$55	$5	$60	$94	$11

In order to optimize operations, improve efficiency and increase our focus on our core memory operations, we have entered into various restructure activities. Our NSG operating segment recorded a charge of $11 million for the third quarter of 2013 for the restructure of a consortium agreement with STMicroelectronics S.r.l. ("ST") and the remaining amount was allocated approximately equally among our other reportable segments. Our other restructure activities were recorded as a charge to our segments that do not meet the quantitative thresholds of a reportable segment and are reported under All Other. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segments" note.) As of May 30, 2013, there were no significant amounts accrued for these restructure activities and we do not anticipate incurring any significant additional costs for these restructure activities. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments" for further details of these activities.

We continue to look for opportunities to improve our operational structure and performance, including the wind-down of some remaining 200-millimeter wafer capacity as we migrate more products to 300-millimeter wafer production.

Interest Income (Expense)

Interest expense for the third quarter of 2013, second quarter of 2013 and third quarter of 2012 included amortization of debt discount and other costs of $26 million, $29 million and $24 million, respectively.

Equity in Net Loss of Equity Method Investees

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

	Third Quarter		Second Quarter	Nine Months
	2013	2012	2013	2013	2012
Inotera	$(13)	$(38)	$(55)	$(121)	$(157)
Other	3	(77)	(3)	1	(105)
	$(10)	$(115)	$(58)	$(120)	$(262)

Our equity in net loss of Inotera decreased for the third quarter of 2013 as compared to the second quarter of 2013 due to Inotera's improved operating results as a result of lower manufacturing costs. On May 28, 2013, Inotera issued 634 million common shares to Nanya and certain of its affiliates in a private placement at a price equal to 9.47 New Taiwan dollars per common share (approximately $0.32 U.S. dollars as of May 28, 2013), which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 39.7% to 35.5% and we expect to recognize a gain of approximately $48 million in the fourth quarter of 2013. The change in ownership interest does not change our obligation to purchase substantially all of Inotera's output. Losses in the first nine months of 2012 for our other equity method investments were primarily attributable to Transform Solar Pty Ltd. which ceased operations in 2012 and has essentially been liquidated. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments.")

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-operating Income (Expense), Net

•	Income Taxes

Liquidity and Capital Resources

As of	May 30, 2013	August 30, 2012
Cash and equivalents and short-term investments:
Money market funds	$2,018	$2,159
Bank deposits	336	239
Commercial paper	79	39
Corporate bonds	45	31
Government securities	41	56
Certificates of deposit	33	31
Asset-backed securities	—	4
	$2,552	$2,559

Long-term marketable investments	$347	$374

Cash and equivalents in the table above included amounts held by IMFT of $62 million as of May 30, 2013 and $157 million as of August 30, 2012. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by Intel and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. As of May 30, 2013, the tax effects of repatriating cash held by foreign subsidiaries where undistributed earnings have been indefinitely reinvested would not be significant.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. As of May 30, 2013, we had a credit facility available that provides for up to $255 million of additional financing and, on June 27, 2013, we entered into a senior secured three-year revolving credit facility, collateralized by a security interest in certain trade receivables that provides for up to $153 million of additional financing. See "Financing Activities" below.

Our primary uses of cash include capital expenditures and debt repayments. In addition, if we are able to complete the Elpida acquisition, we will be obligated to make approximately $909 million (based on exchange rates as of May 30, 2013) in cash payments at the closing of the transaction to acquire the equity of Elpida and the shares of Rexchip owned by Powerchip and its affiliates. We have agreed to provide additional financial support to Elpida, subject to certain conditions, which may include a payment guarantee under certain circumstances, to facilitate its continued access to working capital financing from third-party finance sources through the closing of the Elpida share purchase. We have also agreed to provide support for Elpida's capital expenditures of up to approximately $633 million including up to approximately $395 million prior to June 13, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries. Following the closing, the Elpida Companies will be responsible to make 200 billion yen (or the equivalent of approximately $1.98 billion) of installment payments to the Elpida Companies' creditors under their plans of reorganizations. See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc." for further details of our obligations related to the pending Elpida acquisition and the obligations of the Elpida Companies under their plans of reorganization. We expect to pursue additional financing in the future as cost effective and strategic opportunities arise. We generally seek to obtain financing with low interest rates and limited covenants, including convertible notes and equipment and receivables financing. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements for at least the next twelve months.

Holders of our outstanding convertible notes can convert the notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As of May 30, 2013, convertible notes with an aggregate outstanding balance of $1,199 million and an aggregate principal amount of $1,465 million, contained contractual terms that require us to pay cash up to the principal amount of the notes upon conversion. These notes become convertible at the option of the holders if the closing price of our common stock for the required periods is above prices ranging from $12.35 to $14.21. None of these convertible notes met the conversion criteria through the calendar quarter ended June 30, 2013. If these notes become convertible in future periods, we do not believe the amounts converted, if any, would be significant since the note holders would forgo the value of the embedded conversion option.

Operating Activities

Net cash provided by operating activities was $1,094 million for the first nine months of 2013, which reflected approximately $1,453 million generated from the production and sales of our products offset by a net $359 million effect from changes in the amount invested in net working capital.

Investing Activities

Net cash used for investing activities was $1,170 million for the first nine months of 2013, which consisted primarily of cash expenditures of $964 million for property, plant and equipment and $193 million for the settlement of hedging activities (net of proceeds from the settlement of hedging activities of $23 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities, capital equipment and R&D. We estimate that capital spending for the fourth quarter of 2013 will be approximately $300 million to $500 million. As of May 30, 2013, we had commitments of approximately $500 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

On May 22, 2013, we entered into a short-term, interest-free, unsecured loan agreement with Aptina that allows Aptina to borrow up to $45 million, drawn at their option, in three equal tranches through July 2013. Principal amounts drawn are due in three equal payments from September, 2013 to January, 2014. As of May 30, 2013, other current assets included $15 million for amounts due under the short-term loan agreement. Subsequent to the third quarter of 2013, on June 3, 2013 and July 3, 2013, Aptina drew the remaining $30 million available under this loan agreement.

Financing Activities

Net cash provided by financing activities was $57 million for the first nine months of 2013, which included $812 million of proceeds from issuance of debt and $106 million of proceeds from equipment sale-leaseback financing transactions partially offset by $664 million for repayments of debt and $162 million of payments on equipment purchase contracts.

On June 27, 2013, we entered into a senior secured three-year revolving credit facility, collateralized by a security interest in certain trade receivables. Under this facility, we can draw up to 85% of the net outstanding balance of certain trade receivables, subject to certain adjustments, including an availability block that has the effect of limiting the maximum committed draw amount to approximately $153 million. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread from 1.5% to 2.0%, or at our option, at a rate equal to an alternate base rate (defined as the highest of (1) the prime rate, (2) one-month LIBOR plus 1.0% or (3) the Federal Funds Effective Rate) plus a spread from 0.5% to 1.0%.  In either case, the spread added to the applicable interest rate basis varies depending upon the amount of the monthly average undrawn availability under the facility.

On February 12, 2013, we issued $300 million of 1.625% Convertible Senior Notes due 2033 (the "2033E Notes") and $300 million of 2.125% Convertible Senior Notes due 2033 (the "2033F Notes" and together with the 2033E Notes, the "2033 Notes") at face value. Issuance costs for the 2033 Notes totaled $16 million. Concurrently with the issuance of the 2033 Notes, we paid $48 million to purchase capped calls to partially offset the potentially dilutive effect if the 2033 Notes were converted into shares of our common stock. Additionally, on February 12, 2013, we repurchased $464 million of aggregate principal amount of our 1.875% Convertible Senior Notes due June 2014 for $477 million.

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

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate plus 2.8% per annum. As of May 30, 2013, we had not drawn any amounts under this facility.

Pending Acquisition of Elpida Memory, Inc.

On July 2, 2012, we entered into the Sponsor Agreement and the Rexchip Share Purchase Agreement that require aggregate payments by us of approximately 60 billion yen and 10 billion New Taiwan dollars, respectively, (or the equivalent of an aggregate of approximately $909 million based on exchange rates as of May 30, 2013) at the closing of the transactions. The Elpida Companies will use the proceeds of our investment at the closing to fund initial installment payments to their creditors of 60 billion yen (or the equivalent of approximately $593 million), which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. Under their plans of reorganizations, the Elpida Companies are to make additional annual installment payments to their creditors aggregating 140 billion yen (or the equivalent of approximately $1.38 billion), which are scheduled to occur from 2014 through 2019. In addition, we will be required to make capital expenditures in furtherance of the planned technology road maps for the Elpida and Rexchip operations.

Pursuant to the Sponsor Agreement we agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. This support included a commitment to use reasonable best efforts to assist Elpida with the extension or replacement of Elpida's then existing working capital credit facility through the closing of the Elpida acquisition, which assistance may include the provision of a payment guarantee by us under certain circumstances. Under the Sponsor Agreement, we also agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $633 million) of eligible capital expenditures incurred through June 30, 2014, including up to 40 billion yen (or the equivalent of approximately $395 million) incurred prior to June 30, 2013, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron or one of its subsidiaries.

As of May 30, 2013 we have provided payment guarantees related to financing of capital expenditures with an outstanding borrowing of 5 billion yen (or the equivalent of approximately $50 million), through December, 2014. We have also provided a payment guarantee relating to an extension of Elpida's existing working capital credit facility, with an outstanding borrowing as of May 30, 2013 of 8 billion yen (or the equivalent of approximately $79 million). On June 28, 2013, Elpida's working capital credit facility matured and was repaid in full, relieving us of our payment guarantee. We have entered into an omnibus reimbursement agreement with Elpida in connection with our financial support obligations under the Sponsor Agreement, whereby Elpida and certain of its subsidiaries have agreed, among other things, to reimburse us for any amounts that we are required to pay under or in connection with the payment guarantees. These obligations under the omnibus reimbursement agreement are collateralized by approximately 93% of the Rexchip shares held by Elpida and one of its subsidiaries. In the event we are required to make any payments to Elpida's lenders under the guarantees, our rights will be subrogated to those of the lenders, including any rights to exercise remedies with respect to collateral securing the underlying loans. Failure to close the Elpida acquisition would not relieve us of our obligations under the foregoing payment guarantees. Under the Sponsor Agreement, certain conditions require Elpida's cash balances to be below a certain level in order for capital expenditure financing support to be available to Elpida. As of May 30, 2013, these conditions were not satisfied.  As a result, we will not be obligated to provide any such further support unless and until such conditions, as well as all other applicable conditions, are met. Although we were not obligated to do so, in June 2013, we provided an additional payment guarantee related to the financing of capital expenditures of an aggregate of $16 million in order for Elpida to obtain more favorable financing terms.

In connection with the Elpida Sponsor Agreement, on July 2, 2012, we entered into the Original Elpida Hedges. We settled the Original Elpida Hedges on March 26, 2013 and paid $191 million. Upon settlement of the Original Elpida Hedges, on March 26, 2013, we entered into the New Elpida Hedges to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below-market forward contracts to buy 80 billion yen with a weighted-average price of 91.00 (yen per U.S. dollar) and purchased put options to sell 80 billion yen with a weighted-average strike price of 94.24. The New Elpida Hedges expire on September 25, 2013 and other current liabilities as of May 30, 2013 included $24 million for the fair value of these instruments.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc.")

Contractual Obligations

		Payments Due by Period
As of May 30, 2013	Total	Remainder of 2013	2014	2015	2016	2017	2018 and Thereafter
	(amounts in millions)
Notes payable (1)	$3,557	$30	$619	$100	$98	$273	$2,437
Capital lease obligations (1)	1,004	67	316	250	255	45	71
Operating leases(2)	71	6	15	9	8	7	26

(1) Amounts represent principal and interest cash payments over the life of debt obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future redemption or conversion of convertible debt could impact the amount or timing of our cash payments.

(2) Amounts do not include contingent payments.

Off-Balance Sheet Arrangements

In connection with our obligations to provide financial support to Elpida under the Sponsor Agreement, as of May 30, 2013 we provided payment guarantees related to Elpida's financing of capital expenditures with outstanding borrowings of 5 billion yen (or $50 million), and provided a payment guarantee related to an extension of Elpida's existing working capital credit facility with outstanding borrowings of 8 billion yen ($79 million). On June 28, 2013 Elpida's working capital credit facility matured and was repaid in full relieving us of our payment guarantee. Although we were not obligated to do so, in June 2013, we provided an additional payment guarantee related to the financing of capital expenditures of an aggregate of $16 million in order for Elpida to obtain more favorable financing terms. Our obligations under these guarantee arrangements are collateralized by rights to certain equipment and other assets of Elpida. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc.")

Concurrent with the issuance of the 2033E and 2033F Notes in February 2013, we entered into capped call transactions that have an initial strike price of approximately $10.93, subject to certain adjustments, and a cap price of $14.51 per share. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries – 2013 Capped Call Transactions" and "Debt – 2033E and 2033F Notes.")

Concurrent with the issuance of the 4.25% Convertible Notes due 2013 in April 2009, we entered into capped call transactions (the "2009 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2009 Capped Calls expired in October, 2012 and November, 2012.  We elected cash settlement and received $24 million in the first quarter of 2013. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries – 2009 Capped Call Transactions.")

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates.  We estimate that, as of May 30, 2013, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $109 million. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate note would not be significant.

As of May 30, 2013, we held debt securities of $536 million that were subject to interest rate risk. We estimate that, as of May 30, 2013, a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $3 million.

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

To hedge our primary exposures to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $7 million as of May 30, 2013 and $8 million as of August 30, 2012. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

In connection with the Sponsor Agreement and Rexchip Share Purchase Agreement, we will be required to pay 60 billion yen and approximately 10 billion New Taiwan dollars at the closing of the transactions. The Elpida Companies will use the proceeds of our investment at the closing to fund initial installment payments to their creditors of 60 billion yen, subject to certain adjustments contemplated by the Sponsor Agreement, which will be paid within three months following the closing of our acquisition of Elpida. Under their plans of reorganizations, the Elpida Companies are to make additional annual installment payments to their creditors aggregating 140 billion yen, which are scheduled to occur from 2014 through 2019. (See "Item 1 – Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc.”) These payments are contingent upon the closing of the transaction and are therefore not recorded on our balance sheet as of May 30, 2013. Changes in the exchange rate between the U.S. dollar and the yen and the New Taiwan dollar could have a significant impact on our financial statements if the transactions are consummated.

On July 2, 2012, we entered into currency options to mitigate the risk that increases in exchange rates have on our planned yen payments under the Sponsor Agreement pursuant to which we purchased call options to buy 200 billion yen, sold put options to sell 100 billion yen and sold call options to buy 100 billion yen (the "Original Elpida Hedges"). The Original Elpida Hedges were settled on March 26, 2013 and we paid $191 million upon settlement.

Upon settlement of the Original Elpida Hedges, on March 26, 2013, we executed a series of new separate currency exchange transactions to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into forward contracts to buy 80 billion yen with a weighted-average price of 91.00 (yen per U.S. dollar) and purchased put options to sell 80 billion yen with a weighted-average strike price of 94.24 (the "New Elpida Hedges"). Upon expiration on September 25, 2013, if the yen per U.S. dollar exchange rate were 94.24 or higher, the maximum net loss of the New Elpida Hedges would be $30 million. If the yen per U.S. dollar exchange rate were below 91.00 at closing, the New Elpida Hedges would result in a gain.

The Original Elpida Hedges and New Elpida Hedges did not qualify for hedge accounting treatment and are marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in other non-operating (income) expense. (See "Item 1 – Financial Statements – Notes to Consolidated Financial Statements – Pending Acquisition of Elpida Memory, Inc.”)

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

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants.  The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and seeks damages, attorneys' fees, and costs.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for October 8, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of May 30, 2013, the Inotera shares purchased from Qimonda had a carrying value of $143 million.

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

On July 2, 2012, we entered into an "Agreement on Support for Reorganization Companies" (the "Sponsor Agreement") with the trustees of Elpida Memory, Inc. ("Elpida") and its subsidiary, Akita Elpida Memory, Inc. (together with Elpida, the "Elpida Companies"), which provides for, among other things, our acquisition of Elpida and our support for the plans of reorganization of the Elpida Companies in connection with their corporate reorganization proceedings in Japan. The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012 (the "Japan Proceeding"). On March 23, 2012, the Japan Court issued an order to commence the Japan Proceeding. Elpida filed a Verified Petition for Recognition and Chapter 15 Relief (the "U.S. Proceeding") in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized the Japan Proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On February 26, 2013, the Elpida Companies' creditors approved the reorganization plans of Elpida and Akita and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of Elpida in Japan challenging the approval order of the Japan Court were denied. On June 25, 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving the Elpida plan of reorganization.

Under the Sponsor Agreement, we committed to support plans of reorganization for the Elpida Companies that would provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $1.98 billion), less certain expenses of the reorganization proceedings and certain other items.

The Sponsor Agreement provides that we will invest 60 billion yen (or the equivalent of approximately $593 million) in cash in Elpida at the closing in exchange for 100% ownership of Elpida's equity. As a condition to the execution of the Sponsor Agreement, we deposited 1.8 billion yen (or the equivalent of approximately $18 million) into an escrow account in July 2012, which will be applied towards our purchase price for the Elpida shares at closing. The Elpida Companies will use the proceeds of our investment to fund initial installment payments to their creditors of 60 billion yen, which amount is subject to reduction for certain items specified in the Sponsor Agreement. The initial installment payment will be made within three months following the closing of our acquisition of Elpida. The remaining 140 billion yen (or the equivalent of approximately $1.38 billion) of installment payments payable to the Elpida Companies' creditors are scheduled to be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in the calendar year after the first installment payment is made. If the resolution of certain unfixed claims under the plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the plans of reorganization to satisfy such claims, there is a possibility that the Elpida Companies would be required to pay more than 200 billion yen to their pre-petition creditors under the plans of reorganization. In addition, if these unfixed claims are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization. We, or one of our subsidiaries, are committed to enter into a supply agreement with Elpida following the closing, which will provide for our purchase on a cost-plus basis of all product produced by Elpida. Cash flows from such supply agreement are expected to be sufficient to satisfy the required installment payments under the plans of reorganization. Although certain key parameters of the supply agreement have been agreed to with Elpida, the detailed terms have not been completed, and the final terms will be subject to Japan Court approval.

On July 2, 2012, we also entered into a share purchase agreement with Powerchip Technology Corporation ("Powerchip") and certain of its affiliates (the "Rexchip Share Purchase Agreement"), under which we will purchase approximately 714 million shares of the common stock of Rexchip, a manufacturing joint venture formed by Elpida and Powerchip, for approximately 10 billion New Taiwan dollars (or the equivalent of approximately $334 million).

If the transactions contemplated by these two agreements are completed, we will own 100% of Elpida and, directly or indirectly through Elpida, approximately 89% of Rexchip.

The consummation of the Sponsor Agreement remains subject to completion or waiver of certain conditions, including the closing of the purchase of the Rexchip shares from the Powerchip Group under the Rexchip Share Purchase Agreement described above, and we are currently targeting a closing during our fourth quarter of 2013. However, there can be no assurance that the various conditions will be satisfied or that the Elpida acquisition will ultimately be consummated on the terms and conditions set forth in the Sponsor Agreement. If the remaining closing conditions are not satisfied or waived, we will not be able to close the acquisitions.

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

The purpose of the ongoing oversight of the Japan Court is to help ensure that the Elpida Companies meet their installment payment obligations under the plans of reorganization. Although we are planning to request that the Japan Court limit these consent requirements, we cannot guarantee that we will be successful in narrowing the scope of these consent requirements or that the Japan Court will not impose further requirements on the Elpida Companies, particularly if the Japan Court perceives any risk in the ability of the Elpida Companies to satisfy their obligations under the plans of reorganization. Accordingly, during the pendency of the Japan Proceeding, our ability to efficiently integrate the Elpida Companies as part of our global operations could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the Elpida Companies.

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

In connection with the Elpida Sponsor Agreement, in July of 2012, we entered into a series of option contracts to hedge our exposure to the yen-denominated acquisition payments under the agreements (the "Original Elpida Hedges"). For the third quarter and first nine months of 2013, we recognized losses of $23 million and $199 million, respectively, from the Original Elpida Hedges. In the third quarter of 2013, we settled these options and made a payment of $191 million.

Upon settlement of the Original Elpida Hedges, on March 26, 2013, we entered into a series of new currency forward and option contracts to hedge our exposure to the yen-denominated acquisition payments pursuant to which we purchased forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen (the "New Elpida Hedges"). The New Elpida Hedges, which expire on September 25, 2013, mitigate the risk of a strengthening yen for certain of our yen-denominated payments under the Sponsor Agreement while preserving some ability for us to benefit if the value of the yen weakens relative to the U.S. dollar. At the closing on September 25, 2013, if the yen per U.S. dollar exchange rate were 94.24 or higher, then the maximum net loss of the New Elpida Hedges would be $30 million. If the yen per U.S. dollar exchange rate were below 91.00 at closing, then the New Elpida Hedges would result in a gain. For the third quarter of 2013, we recognized losses of $23 million on the New Elpida Hedges.

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the 2012 bankruptcy filing by Elpida Memory, Inc. These types of proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we have engaged, and expect to continue to engage, in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions, such as our pending acquisition of Elpida. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased and are expected to continue to increase through 2013. As of May 30, 2013, we had $3.62 billion of debt, including $485 million principal amount of convertible senior notes due in 2014. As of May 30, 2013, we had existing credit facilities that allowed us to draw up to an additional $255 million, subject to certain customary conditions and on June 27, 2013, we entered into another credit facility that would allow us to draw up to approximately $153 million, subject to certain customary conditions. Events and circumstances may occur which would cause us to not be able to satisfy the customary conditions and utilize either of these facilities.

In connection with the Sponsor Agreement, we are obligated to provide financial support, subject to certain conditions, which may include guarantees of Elpida's financing of working capital and up to $633 million of eligible capital expenditures incurred through June 30, 2014. Failure to close the transaction would not relieve us of our obligations under any guarantees to third party financing sources entered into in connection with any such financing arrangements. As of May 30, 2013, we had provided payment guarantees related to financing of capital expenditures with an outstanding borrowing of 5 billion yen (or $50 million), and provided a payment guarantee related to an extension of Elpida's existing working capital credit facility, which provides for aggregate borrowing in the amount of up to 10 billion yen (or $99 million), with an outstanding borrowing of 8 billion yen ($79 million). In addition, if we are able to complete the Elpida acquisition, we will fund 60 billion yen (or $593 million) through a cash payment to Elpida at the closing, in exchange for 100% ownership of Elpida's equity. The remaining 140 billion yen (or $1.38 billion) of payments will be made by the Elpida Companies in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen (or $198 million) in each of 2014 through 2017, and payments of 30 billion yen (or $297 million) in each of 2018 and 2019. We may need to incur additional debt in the future.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for the fourth quarter of 2013 will be approximately $300 million to $500 million. In addition, if we are able to complete the Elpida acquisition, we believe that capital spending following the closing will be higher than our historical levels as a result of the investments needed to integrate the companies' manufacturing operations and to support the increased capacity resulting from the Elpida transaction. As of May 30, 2013, we had cash and equivalents of $2,440 million , short-term investments of $112 million and long-term marketable investments of $347 million. Cash and investments included $62 million held by IM Flash Technologies, LLC ("IMFT"), which is generally not available to finance our other operations. If we are able to close the Elpida transaction, cash held by Elpida may be available to fund a portion of its capital spending. In the past we have utilized external sources of financing when needed. As a result of our current debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, access cash held by Elpida to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt amortization payments and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Our Inotera Supply Agreement involves numerous risks.

On January 17, 2013, we entered into a new supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Our Inotera Supply Agreement involves numerous risks including the following:

•	higher costs for supply obtained under the market-based provisions of the Inotera Supply Agreement;

•	difficulties and delays in ramping production at Inotera and delays in the future; and

•	difficulties in transferring technology to Inotera.

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

Inotera incurred net losses of $24 million for its first quarter ended March 31, 2013. Also, Inotera's current liabilities exceeded its current assets by $1.68 billion as of March 31, 2013, which exposes Inotera to liquidity risk. As of December 31, 2012, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years. Inotera received a waiver from complying with the December 31, 2012 financial covenants. Inotera's management has developed plans to improve its liquidity, but there can be no assurance that Inotera will be successful in improving its liquidity, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to adequately improve its liquidity, we may have to impair our investment in Inotera.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we will purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for comparable components. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. For the third quarter of 2013, we purchased $341 million of DRAM products from Inotera and our supply from Inotera accounted for 62% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

We may incur additional material restructure or other charges in future periods.

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure plans in prior periods and may need to implement restructure initiatives in future periods. We may restructure or dispose of assets as we continue to optimize our manufacturing operations, including the wind-down of some 200-millimeter wafer capacity as we migrate more products to 300-millimeter wafer production. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we may incur restructure charges or other losses. For example, in the first nine months of 2013, we recorded the following losses in connection with restructuring activities:

•$62 million in connection with the sale of our 200mm wafer fabrication facility in Avezzano, Italy;
•$26 million in connection with the restructuring a consortium agreement with STMicroelectronics S.r.l. ("ST"); and
•$29 million in connection with the discontinuation of our LED operations.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $6 million for 2012, $6 million for 2011 and $23 million for 2010. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $7 million as of May 30, 2013. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

In connection with the Sponsor Agreement, we entered into the Original Elpida Hedges to mitigate the risk that increases in exchange rates have on our planned yen payments. We settled the Original Elpida Hedges on March 26, 2013 and paid $191 million. On March 26, 2013, we entered into the New Elpida Hedges to hedge our exposure to the yen-denominated acquisition payments pursuant to which we entered into below market forward contracts to buy 80 billion yen and purchased put options to sell 80 billion yen. The maximum net loss of the New Elpida Hedges could be $30 million if the exchange rate for the yen per U.S. dollar were 94.24 or higher on September 25, 2013. Non-operating expense for the third quarter, second quarter and first nine months of 2013 included currency losses of $47 million, $120 million and $225 million, respectively, from changes in the market value of currency hedges executed in connection with our planned acquisitions of Elpida and Rexchip.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for October 8, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of May 30, 2013, the Inotera shares purchased from Qimonda had a carrying value of $143 million.

Our joint ventures and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our IMFT NAND Flash joint venture with Intel Corporation ("Intel"), our Inotera DRAM joint venture with Nanya and our MP Mask joint venture with Photronics. These joint ventures and strategic relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•
our interests could diverge from our partners or we may not be able to agree with partners on ongoing manufacturing and operational activities, or on the amount, timing or nature of further investments in our joint venture;

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may recognize losses from equity investment Inotera in our future results of operations;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

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

Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations or financial condition. From time to time we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods we have further diversified and expanded our product offerings which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. As a result of these problems we could be adversely affected in several ways, including the following:

•	we may be required to compensate customers for costs incurred or damages caused by defective or incompatible product or replace products;

•	we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and

•	we may encounter adverse publicity, which could cause a decrease in sales of our products.

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

Sales to customers outside the United States approximated 86% of our consolidated net sales for the first nine months of 2013. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2013, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 2,770 shares of our common stock at an average price per share of $9.97. We retired these shares in the third quarter of 2013.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

March 1, 2013	-	April 4, 2013	1,262	$9.34	N/A	N/A
April 5, 2013	-	May 2, 2013	302	9.24	N/A	N/A
May 3, 2013	-	May 30, 2013	1,206	10.82	N/A	N/A
			2,770	9.97

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
10.107	MTV Asset Purchase and Sale Agreement, dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and IM Flash Technologies, LLC
10.131	Currency Option Transaction 590297603-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.132	Currency Option Transaction 590297604-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.133	Currency Option Transaction 590297605-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.134	Currency Option Transaction 590332910-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.135	Currency Option Transaction 590332913-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.136	Currency Option Transaction 590332916-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch
10.137	Foreign Exchange Forward and Currency Option Transactions (Ref. No. 5371036; 5371039) dated March 26, 2013, by and between Micron Technology, Inc. and Morgan Stanley Bank, N.A.
10.138	Currency Exchange Confirmation (Ref. No. SDB2634749868-2634749919) dated March 26, 2013, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated January 22, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	July 8, 2013	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)