Form 10-Q/A
period 2013-02-28
MICRON TECHNOLOGY INC
filed 2013-07-17
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

In connection with the filing of our Quarterly Report on Form 10-Q for the period ended February 28, 2013 (the “February 2013 Form 10-Q”), we filed a number of agreements as exhibits to that report. Those exhibits included agreements with both Inotera Memories Inc. (“Inotera”) and Nanya Technology Corporation regarding our joint venture relationship involving Inotera.

Consistent with SEC regulations, we filed a Confidential Treatment Request, or CTR, with the SEC related to certain of these agreements and redacted portions of the agreements that were filed as exhibits to the February 2013 Form 10-Q.

In connection with a comment letter that we received from the SEC related to the CTR, we agreed to amend the February 2013 Form 10-Q to provide additional disclosure with respect to some of these agreements. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations," which has been amended to reflect this additional disclosure.

PART I. FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding our proposed acquisition of Elpida and royalty income from Nanya; in "Net Sales" regarding the timing of the closing of our sale of MIT; in "Selling, General and Administrative" regarding SG&A costs for the third quarter of 2013; in "Research and Development" regarding R&D costs for the third quarter of 2013; and in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through the next twelve months and regarding our pursuit of additional financing, capital spending in 2013, the timing of payments for certain contractual obligations and the timing of payments in connection with the Elpida transactions. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 30, 2012. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2013 and 2012 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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

Inotera Memories, Inc.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments include a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we will purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from actual market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term and a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Our cost of product purchased from Inotera under the supply agreements was $200 million for the second quarter of 2013, $201 million for the first quarter of 2013 and $142 million for the second quarter of 2012. In addition to the Inotera Supply Agreement, we and Nanya also amended two technology transfer and license agreements and entered into a new technology transfer and license option agreement for the 20nm process node. The royalties payable to us under these agreements are calculated using a formula based on Nanya's adjusted revenue for the sale of various types of DRAM. The royalty rates under these agreements range from one percent up to, under very limited circumstances, ten percent. We do not believe royalty income from these agreements will be significant.

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

Net Sales

	Second Quarter				First Quarter		Six Months
	2013	% of net sales	2012	% of net sales	2013	% of net sales	2013	% of net sales	2,012	% of net sales
DSG	$756	36%	$608	30%	$600	33%	$1,356	35%	$1,264	31%
NSG	713	34%	734	37%	617	34%	1,330	34%	1,417	35%
ESG	282	14%	242	12%	278	15%	560	14%	504	12%
WSG	213	10%	307	15%	263	14%	476	12%	680	17%
All Other	114	6%	118	6%	76	4%	190	5%	234	5%
	$2,078	100%	$2,009	100%	$1,834	100%	$3,912	100%	$4,099	100%

Total net sales for the second quarter of 2013 increased 13% as compared to the first quarter of 2013 primarily due to the following:

•	increases in DSG sales due to increases in gigabit sales partially offset by declines in average selling prices,

•	increases in NSG sales due to increases in gigabit sales and average selling prices, and

•	decreases in WSG sales due to lower sales of NAND Flash and NOR Flash products as a result of declines in gigabit sales and average selling prices.

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

NAND Solutions Group ("NSG")

	Second Quarter		First Quarter	Six Months
	2,013	2,012	2,013	2,013	2,012
Net sales	$713	$734	$617	$1,330	$1,417
Operating income	64	99	13	77	198

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

Embedded Solutions Group ("ESG")

	Second Quarter		First Quarter	Six Months
	2,013	2,012	2,013	2013	2012
Net sales	$282	$242	$278	$560	$504
Operating income	65	15	78	143	54

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

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2,013	% of net sales	2,012	% of net sales	2013	% of net sales	2013	% of net sales	2012	% of net sales
DRAM	$891	43%	$729	36%	$720	39%	$1,611	41%	$1,507	37%
NAND Flash	870	42%	934	46%	803	44%	1,673	43%	1,843	45%
NOR Flash	197	9%	228	11%	228	12%	425	11%	515	13%
Other	120	6%	118	7%	83	5%	203	5%	234	5%
	$2,078	100%	$2,009	100%	$1,834	100%	$3,912	100%	$4,099	100%

DRAM

	Second Quarter 2013 Versus		First Six Months 2013 Versus
	First Quarter	Second Quarter	First Six Months
	2013	2012	2012
	(percentage change from period indicated)
Net sales	24%	22%	7%
Average selling prices per gigabit	(10)%	(15)%	(21)%
Gigabits sold	38%	43%	35%
Cost per gigabit	(18)%	(26)%	(25)%

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
1.5
Purchase Agreement, dated as of February 6, 2013, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the initial purchasers (1)

3.1	Restated Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant, as amended (3)
4.l	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association, as trustee (1)
4.2	Form of 2033E Note (included in Exhibit 4.1) (1)
4.3	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. & U.S. Bank National Association, as trustee (1)
4.4	Form of 2033F Note (included in Exhibit 4.1) (1)
10.1	Form of Capped Call Confirmation (1)
10.122*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (4)
10.123*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation (4)
10.124*
Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (4)

10.125	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation (4)
10.126*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (4)
10.127*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc. (4)
10.128*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (4)
10.129*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (4)
10.130*	Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Memories, Inc. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
________________

(1)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013

(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(3)	Incorporated by reference to Current Report on Form 8-K dated January 22, 2013

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended February 28, 2013

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: July 17, 2013	/s/ Ronald C. Foster
Ronald C. Foster
Vice President of Finance and Chief Financial Officer (Principal
Financial and Accounting Officer)