Form 10-Q/A
period 2013-02-28
MICRON TECHNOLOGY INC
filed 2013-08-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

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

This Amendment to the February 2013 Form 10-Q, is being filed solely for the purpose of refiling Exhibits 10.126 and 10.128. These Exhibits were initially filed with the February 2013 Form 10-Q on April 9, 2013. The redactions to Exhibits 10.126 and 10.128 have been revised in response to a comment letter received by the Company from the Securities and Exchange Commission.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 6 “Exhibits,” which has been amended to reflect the refiling of the Exhibits.

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

10.125	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation (4)
10.126*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (5)
10.127*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc. (4)
10.128*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (5)
10.129*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (4)
10.130*	Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Memories, Inc. (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema Document (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)
________________

(1)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013

(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(3)	Incorporated by reference to Current Report on Form 8-K dated January 22, 2013

(4)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, filed with the SEC on April 8, 2013.

(5)	Filed herewith.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date: August 7, 2013	/s/ Ronald C. Foster
Ronald C. Foster
Vice President of Finance and Chief Financial Officer (Principal
Financial and Accounting Officer)