Form 10-K
period 2013-08-29
MICRON TECHNOLOGY INC
filed 2013-10-28
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of such stock on February 28, 2013, as reported by the NASDAQ Global Select Market, was approximately $6.5 billion.  Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock as of October 18, 2013, was 1,051,855,450.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Fiscal 2013 Annual Meeting of Shareholders to be held on January 22, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties.  Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding the effect of the acquisition of Elpida on our market position; in "Products" regarding increased production of DDR4 products, growth in demand for NAND Flash products and solid-state drives; in "Manufacturing" regarding the transition to smaller line-width process technologies; in "Marketing and Customers" regarding the effect of the Elpida acquisition on market concentrations; and in "Employees" regarding restructure costs associated with our Israel facility.  Our actual results could differ materially from our historical results and those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." All period references are to our fiscal periods unless otherwise indicated.

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

Overview

We are one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. We market our products through our internal sales force, independent sales representatives and distributors primarily to original equipment manufacturers ("OEMs") and retailers located around the world. Our success is largely dependent on the market acceptance of our diversified portfolio of semiconductor products, efficient utilization of our manufacturing infrastructure, successful ongoing development of advanced process technologies and generating a return on research and development ("R&D") investments.

We obtain products from three primary sources: (1) production from our wholly-owned manufacturing facilities, (2) production from our joint venture manufacturing facilities, and (3) to a lesser degree, from third party manufacturers. In recent years, we have increased our manufacturing scale and product diversity through strategic acquisitions and various partnering arrangements, including joint ventures.

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

On July 31, 2013, we completed the acquisition of Elpida Memory, Inc. ("Elpida"), a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into on July 2, 2012, with the trustees of Elpida and one of its subsidiaries, Akita Elpida Memory, Inc., a Japanese corporation ("Akita" and, together with Elpida, the "Elpida Companies") pursuant to and in connection with the Elpida Companies' corporate reorganization proceedings under the Corporate Reorganization Act of Japan. We paid $615 million for the acquisition of 100% of Elpida's equity. On July 31, 2013, we also acquired a 24% ownership interest in Rexchip Electronics Corporation ("Rexchip"), a Taiwanese corporation and manufacturing joint venture formed by Powerchip Technology Corporation ("Powerchip") and Elpida, from Powerchip and certain of its affiliates (the "Powerchip Group") pursuant to a share purchase agreement. We paid $334 million in cash for the shares. Elpida and its subsidiaries (the "Elpida Group") own approximately 65% of Rexchip's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares from the Powerchip Group, we own approximately 89% of Rexchip's common stock. The provisional fair values of assets and liabilities acquired include, among other items, cash and restricted cash aggregating $1,618 million; inventories of $962 million; property, plant and equipment of $935 million; net deferred tax assets of $917 million and debt of $2,134 million.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its approximate 65% ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and a 100% ownership interest in Akita, whose assets include an assembly and test facility located in Akita, Japan.

Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida will strengthen our position in the memory market and enable us to provide customers with a wider portfolio of high-quality memory solutions. We also believe that our acquisition of Elpida will strengthen our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions. Elpida's operations are included primarily in the DSG and WSG segments.

The Elpida Companies are currently subject to corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Because the plans of reorganization of the Elpida Companies provide for ongoing payments to creditors following the closing of the Elpida acquisition, these proceedings are continuing, and the Elpida Companies remain subject to the oversight of the Tokyo District Court (the "Japan Court") and of the trustees appointed by the Japan Court (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. As a result of this oversight and related consent rights of the Japan Court and the legal trustee, our ability to effectively integrate the Elpida Companies as part of our global operations or to cause the Elpida Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions. For more information, see "Part I, Item 1A. Risk Factors" and "Part I, Item 3. Legal Proceedings – Reorganization Proceedings of the Elpida Companies."

Business Segments

We have the following four reportable segments:

DRAM Solutions Group ("DSG"): Includes DRAM products sold to the PC, consumer electronics, networking and server markets.
NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players and the high-density computing market, as well as NAND Flash products sold to Intel Corporation ("Intel") through our IM Flash joint venture.
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

For more information regarding our segments, see "Part I, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment Information."

Products

Dynamic Random Access Memory ("DRAM")

DRAM products are high-density, low-cost-per-bit, random access memory devices that provide high-speed data storage and retrieval. DRAM sales products were 48%, 39% and 41% of our total net sales in 2013, 2012 and 2011, respectively. DRAM products are sold by our DSG, WSG and ESG segments and are used in computers, servers, tablets, mobile phones, communication equipment, computer peripherals, industrial, automotive and other electronic devices. We offer DRAM products with a variety of performance, pricing and other characteristics including high-volume DDR4, DDR3 and DDR2 products as well as specialty DRAM memory products including Mobile Low Power DRAM ("LPDRAM"), DDR, SDRAM, Reduced Latency DRAM ("RLDRAM") and Pseudo-static DRAM ("PSRAM").

DDR4, DDR3 and DDR2: DDR4, DDR3 and DDR2 are standardized, high-density, high-volume, DRAM products. DDR4, DDR3 and DDR2 products offer high speed and high bandwidth at a relatively low cost. DDR3 sales were 31%, 20% and 21% of our total net sales in 2013, 2012 and 2011, respectively. DDR2 sales were 7%, 9% and 10% of our total net sales in 2013, 2012 and 2011, respectively. We began sampling DDR4 products in 2013 and expect to begin commercial production of DDR4 products in significant volumes during 2014.

In 2013, we offered DDR3 products in 1Gb, 2Gb and 4Gb densities and DDR2 products in 512 megabit ("Mb"), 1 gigabit ("Gb") and 2Gb densities. These densities enable us to meet customer demands for a broad array of products and we offered these products in multiple configurations, speeds and package types.

Specialty DRAM products: We also offer DRAM memory products including DDR and DDR2 Mobile LPDRAM, DDR, SDRAM, RLDRAM and PSRAM in densities ranging from 64Mb to 4Gb. LPDRAM products are used primarily in mobile phones, tablets, embedded applications, ultra-thin laptop computers and other mobile consumer devices that require low power consumption. Our other specialty DRAM products are used primarily in networking devices, servers, consumer electronics, communications equipment, computer peripherals, automotive and industrial applications as well as computer memory upgrades. In September 2013, we began sampling Hybrid Memory Cube ("HMC") products, which are are semiconductor memory devices where vertical stacks of DRAM die that are connected using through-silicon-via interconnects are placed above a small, high-speed logic layer. HMC enables ultra-high system performance with significantly lower power-per-bit. Aggregate sales of LPDRAM and our other specialty DRAM products were 10% of our total net sales in 2013, 2012 and 2011.

NAND Flash Memory

NAND Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off. NAND Flash sales were 40%, 44% and 36% of our total net sales in 2013, 2012 and 2011, respectively. NAND Flash products are sold by our NSG, WSG and ESG segments. NAND Flash is ideal for mass-storage devices due to its fast erase and write times, high density and low cost per bit relative to other solid-state memories. Embedded NAND Flash-based storage devices are utilized in mobile phones, solid-state drives ("SSDs"), tablets, computers, industrial and automotive applications, MP3/4 players and other personal and consumer applications. Removable storage devices, such as USB and Flash memory cards, are used with applications such as PCs, digital still cameras, MP3/4 players and mobile phones. The market for NAND Flash products has grown rapidly and we expect it to continue to grow due to demand for these and other removable and embedded storage devices.

Our NAND Flash products feature a small cell structure that enables higher densities for demanding applications. We offer Single-Level Cell ("SLC") NAND Flash products as well as Multi-Level Cell ("MLC") and Triple-Level Cell ("TLC") NAND Flash products, which have two and three times, respectively, the bit density of SLC NAND Flash products. In 2013, we offered SLC NAND products in 1 Gb to 64Gb densities. In addition, we offered 8Gb to 128Gb 2-bit-per-cell MLC NAND Flash products and 32Gb to 128Gb 3-bit-per-cell TLC NAND Flash products. We offer high-speed NAND Flash products that are compatible with advanced interfaces.

We offer client and enterprise SSDs which feature higher performance, reduced power consumption and enhanced reliability as compared to typical hard disk drives. Our client SSDs are targeted at notebook and other consumer applications. Using our NAND Flash process technology and a leading-edge SATA 6 Gb/s interface, our SSDs deliver read and write speeds that help improve boot and application load times and deliver higher performance than hard disk drives. Our client SSDs are offered in 2.5-inch and 1.8-inch form factors, with densities up to 960 gigabytes ("GB"). Our enterprise SSDs are targeted at server applications and incorporate our Extended Performance and Enhanced Reliability Technology (XPERT) architecture, which closely incorporates the storage and controller through highly optimized firmware algorithms and hardware enhancements. The end result is a set of market-focused enterprise features that deliver ultra-low latencies, improved data transfer time, power-loss protection and cost-effectiveness, along with higher capacities and power efficiency. We offer enterprise SSDs with capacities up to 1.4 terabytes. We expect that demand for both client and enterprise SSDs will continue to increase significantly over the next several years.

We also offer managed NAND and NAND-based multichip packages ("MCPs") products, which incorporate our NAND Flash. Our managed NAND products combine NAND Flash with a logic controller that performs media management and error code correction ("ECC"), which provides reduced ECC complexity, better system performance, improved reliability, easy integration, and lower overall system costs. Our managed NAND products include e-MMC memory, embedded USB, and ClearNAND. Our NAND-based MCPs combine NAND Flash with DRAM and/or other memory devices in a single package, which improves overall functionality and performance while simplifying system design.

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

NOR Flash Memory

NOR Flash products are electrically re-writeable, non-volatile semiconductor memory devices that retain content when power is turned off, offer fast read times due to random access capability and have execute-in-place ("XiP") capability that enables processors to read NOR Flash without first accessing RAM. These capabilities make NOR ideal for storing program code in wireless and embedded applications. Our NOR Flash sales were 9%, 12% and 18% of our total net sales for 2013, 2012 and 2011, respectively. NOR Flash products are sold by our WSG and ESG segments.

We offer both parallel and serial interface NOR Flash products in a broad range of densities, packages and features. Our parallel NOR Flash products are constructed to meet the needs of the consumer electronics, industrial, wired and wireless communications, computing and automotive applications. These products offer high densities, XiP performance, architectural flexibility and proven reliability in rigorous industrial settings. Our serial NOR Flash products are designed to meet the needs of consumer electronics, industrial, automotive, wired and wireless communications and computing applications. These products offer industry-standard packaging, pinouts, command sets and chipset compatibility.

Partnering Arrangements

The following is a summary of our partnering arrangements as of August 29, 2013:

		Member or Partner	Micron Ownership Interest	Formed/ Acquired	Product Market
Consolidated Entities
IMFT	(1)	Intel Corporation	51%	2006	NAND Flash
MP Mask	(2)	Photronics, Inc.	50%	2006	Photomasks

Equity Method Investments
Inotera	(3)	Nanya Technology Corporation	35%	2009	DRAM
Tera Probe	(4)	Various	40%	2013	Wafer Probe

(1)
IMFT: We partner with Intel for the design, development and manufacture of NAND Flash and certain emerging memory products.  In connection therewith, we formed a joint venture with Intel, IM Flash Technologies, LLC ("IMFT"), to manufacture NAND Flash memory products for the exclusive use of the members.  The members share the output of IMFT generally in proportion to their investment.  We sell NAND Flash products to Intel through IMFT at long-term negotiated prices approximating cost.  We generally share product design and other research and development costs for NAND Flash and certain emerging memory technologies equally with Intel.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – IM Flash" note.)

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

(3)
Inotera: We partner with Nanya Technology Corporation ("Nanya") for the manufacture of DRAM products, and through December 2012, the joint development of DRAM process technology.  In connection therewith, we have partnered with Nanya in a DRAM memory company in Taiwan, Inotera Memories, Inc. ("Inotera").  Through December 2012, we had a supply agreement with Inotera and Nanya which gave us the right and obligation to purchase 50% of Inotera's semiconductor memory capacity subject to specific terms and conditions.  Under the formula for this supply agreement, all parties' manufacturing costs related to wafers supplied by Inotera, as well as our and Nanya's revenue for the resale of products from wafers supplied by Inotera, were considered in determining costs for wafers purchased by us from Inotera. Effective beginning January 2013, we are obligated to purchase for an initial period through January 2016, substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components.

In connection with the partnering agreement, we have also deployed and licensed certain intellectual property related to the manufacture of DRAM products to Nanya and licensed certain intellectual property from Nanya.  Through December 2012, we partnered with Nanya to jointly develop process technology and designs to manufacture DRAM products under a cost-sharing arrangement effective beginning in April 2010, under which we shared DRAM development costs with Nanya.  Effective beginning January 2013, Nanya ceased participating in the joint development program. We receive royalties from Nanya for sales of DRAM products manufactured by or for Nanya with technology developed prior to April 2010.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera" note.)

(4)
Tera Probe: We have an approximate 40% ownership in Tera Probe, Inc., an entity that provides semiconductor probe and test services. Tera Probe provides wafer probe services for our Elpida and Rexchip subsidiaries.

Manufacturing

Our manufacturing facilities are located in the United States, China, Israel, Japan, Malaysia, Puerto Rico, Singapore and Taiwan. Our Inotera joint venture also has a wafer fabrication facility in Taiwan. In September 2013, we entered into an agreement to sell our 200mm wafer fabrication equipment in Kiryat Gat, Israel to Intel and to terminate the related facility lease with Intel. If this transaction is completed, Intel will manufacture wafers for us at the Kiryat Gat facility through 2014 through a series of arrangements. In 2011, we sold our wafer fabrication facility in Japan to Tower Semiconductor Ltd. ("Tower") and entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014. Our manufacturing facilities generally operate 24 hours per day, 7 days per week. Semiconductor manufacturing is extremely capital intensive, requiring large investments in sophisticated facilities and equipment. A significant portion of our semiconductor equipment is replaced every three to five years with increasingly advanced equipment. NAND Flash, DRAM and NOR Flash products share common manufacturing processes, enabling us to leverage our product and process technologies and manufacturing infrastructure across these product lines.

Our process for manufacturing semiconductor products is complex, involving a number of precise steps, including wafer fabrication, assembly and test. Efficient production of semiconductor products requires utilization of advanced semiconductor manufacturing techniques and effective deployment of these techniques across multiple facilities. The primary determinants of manufacturing cost are process line-width, number of mask layers, number of fabrication steps and number of good die produced on each wafer. Other factors that contribute to manufacturing costs are wafer size, cost and sophistication of manufacturing equipment, equipment utilization, process complexity, cost of raw materials, labor productivity, package type and cleanliness of the manufacturing environment. We continuously enhance our production processes, reducing die sizes and transitioning to higher density products. In 2013, the majority of our DRAM production was manufactured on 30nm line-width process technology. In connection with our acquisition of Elpida, we expect in 2014 that a significant portion of our DRAM production will be manufactured on 25nm line-width process technology. In the fourth quarter of 2013, a majority of our NAND Flash memory products were manufactured on our 20nm line-width process technology. We expect to begin transitioning our NAND Flash production to our 16nm line-width process technology in 2014. Our NOR Flash memory products in 2013 were manufactured on our 65nm and 45nm line-width process technologies. We manufacture all of our high-volume NAND Flash and DRAM products on 300mm wafers. In 2013, we manufactured NOR Flash, some specialty DRAM and non-memory products on 200mm wafers.

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

We sell semiconductor products in both packaged and unpackaged (i.e. "bare die") forms. Our packaged products include memory modules, MCP's, managed NAND, SSDs, memory cards and USB devices. We assemble many products in-house and, in some cases, we outsource assembly services where we can reduce costs and minimize our capital investment. We contract with independent foundries and assembly and testing organizations to manufacture NAND Flash media products such as memory cards and USB devices.

In recent years, we have produced an increasingly broad portfolio of products, which enhances our ability to allocate resources to our most profitable products but also increases the complexity of our manufacturing operations. Although our product lines generally use similar manufacturing processes, our overall cost efficiency can be affected by frequent conversions to new products, the allocation of manufacturing capacity to more complex, smaller-volume parts and the reallocation of manufacturing capacity across various product lines.

Availability of Raw Materials

Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials. However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases including helium, photoresist, lead frames and molding compound. Shortages may occur from time to time in the future. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

Marketing and Customers

Our products are sold into computing, consumer, networking, telecommunications, automotive, industrial, and mobile markets. Market concentrations from 2013 net sales were approximately as follows: computing (including desktop PCs, servers, notebooks and workstations), 30%; mobile, 15%; consumer electronics, 15%; SSDs, 15% and networking and storage, 10%. Sales to Intel, primarily NAND Flash products through IM Flash, were 10% of our net sales in 2013, 12% of our net sales in 2012, and 10% of our net sales in 2011. Sales to Hewlett-Packard Company, primarily of DRAM, were 10% of our net sales in 2013, 8% of our net sales in 2012 and 9% of our net sales in 2011. We expect that our acquisition of Elpida will increase our concentration of sales to mobile, graphics and computing markets in 2014.

Our semiconductor memory products are offered under the Micron, Lexar®, Crucial™, SpecTek® and Elpida brand names and private labels. We market our semiconductor memory products primarily through our own direct sales force and maintain sales or representative offices in our primary markets around the world. We sell Lexar-branded NAND Flash memory products primarily through retail channels and our Crucial-branded products through a web-based customer direct sales channel as well as channel and distribution partners. Our products are also offered through independent sales representatives and distributors. Independent sales representatives obtain orders subject to final acceptance by us and are compensated on a commission basis. We make shipments against these orders directly to the customer. Distributors carry our products in inventory and typically sell a variety of other semiconductor products, including competitors' products. We maintain inventory at locations in close proximity to certain key customers to facilitate rapid delivery of products. Many of our customers require a thorough review or qualification of semiconductor products, which may take several months.

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

Competition

We face intense competition in the semiconductor memory market from a number of companies, including Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; Spansion Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs resulting in significantly increased worldwide supply and downward pressure on prices. Many of our high-volume memory products are manufactured to industry standard specifications and as such have similar performance characteristics to those of our competitors. For these high-volume memory products, the principal competitive factors are generally price and performance characteristics including: operating speed, power consumption, reliability, compatibility, size and form factors. For our other memory products, the aforementioned performance characteristics generally take precedence to pricing.

Research and Development

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies, as well as new fundamentally different memory structures, materials and packages, which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and Mobile Low Power DDR DRAM products as well as high density and mobile NAND Flash memory (including MLC and TLC technologies), NOR Flash memory, specialty memory, SSDs, hybrid memory cubes and other memory technologies and systems.

Our R&D expenses were $931 million, $918 million and $791 million in 2013, 2012 and 2011, respectively. We generally share R&D process and design costs for NAND Flash with Intel. We also share R&D costs for certain emerging memory technologies with Intel. We generally shared R&D process and design costs for DRAM with Nanya through December 2012, when our cost-sharing agreement was terminated. As a result of reimbursements under our Intel and Nanya cost-sharing arrangements, our overall R&D expenses were reduced by $146 million, $225 million and $236 million in 2013, 2012 and 2011, respectively.

To compete in the semiconductor memory industry, we must continue to develop technologically advanced products and processes. We believe that expansion of our semiconductor product offerings is necessary to meet expected market demand for specific memory solutions. Our process, design and package development efforts occur at multiple locations across the world, with our largest R&D centers located in Boise, Idaho and Hiroshima, Japan. Our largest design center is also located at our corporate headquarters in Boise, Idaho. We have several additional product design centers in other strategic locations around the world. In 2012, we commenced operation of our new R&D facility in Boise, which was designed to accommodate 450mm wafer manufacturing. In addition, we develop photolithography mask technology at our MP Mask joint venture facility in Boise.

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

Geographic Information

Sales to customers outside the United States totaled $7.6 billion for 2013 and included $3.8 billion in sales in China, $980 million in sales in Taiwan, $820 million in sales in Europe, $193 million in sales in Malaysia and $1.3 billion in sales in the rest of the Asia Pacific region (excluding China, Malaysia and Taiwan).  Sales to customers outside the United States totaled $7.0 billion for 2012 and $7.4 billion for 2011.  As of August 29, 2013, we had net property, plant and equipment of $3.2 billion in Singapore, $3.0 billion in the United States, $615 million in Japan, $350 million in China, $307 million in Taiwan, $28 million in Israel, $18 million in Italy and $42 million in other countries.  (See "Item 8. Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements – Geographic Information" note and "Item 1A. Risk Factors.")

Patents and Licenses

In recent years, we have been recognized as a leader in per capita and quality of patents issued.  As of August 29, 2013, we owned approximately 16,200 U.S. patents and 3,700 foreign patents.  In addition, we have numerous U.S. and foreign patent applications pending.  Our patents have various terms expiring through 2032.

We have a number of patent and intellectual property license agreements and have from time to time licensed or sold our intellectual property to third parties.  Some of these license agreements require us to make one-time or periodic payments while others have resulted in us receiving payments. We may need to obtain additional patent licenses or renew existing license agreements in the future and we may enter into additional sales or licenses of intellectual property and potential partnering arrangements.  We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms.

Employees

As of August 29, 2013, we had approximately 30,900 employees, of which approximately 19,600 were outside the United States, including approximately 7,500 in Singapore, 3,700 in Japan, 2,700 in China, 2,100 in Taiwan, 1,100 in Italy, 1,000 in Israel and 1,000 in Malaysia.  Our employees include approximately 1,700 in our IMFT joint venture, primarily located in the United States and 5,700 from our acquisition of Elpida and Rexchip, primarily located in Japan and Taiwan.  In September 2013, we entered into an agreement to sell our 200mm wafer fabrication equipment in Kiryat Gat, Israel to Intel and to terminate the related facility lease with Intel. If this transaction is completed, most of our employees in Israel will terminate their employment with us and be transferred to Intel. As of August 29, 2013, we do not anticipate incurring any significant additional costs for this restructure activity. Our employment levels can vary depending on market conditions and the level of our production, research and product and process development.  Many of our employees are highly skilled and our continued success depends in part upon our ability to attract and retain such employees.  The loss of key personnel could have a material adverse effect on our business, results of operations or financial condition.

Environmental Compliance

Government regulations impose various environmental controls on raw materials and discharges, emissions and solid wastes from our manufacturing processes.  In 2013, our wafer fabrication facilities continued to conform to the requirements of ISO 14001 certification.  To continue certification, we met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.  While we have not experienced any material adverse effects to our operations from environmental regulations, changes in the regulations could necessitate additional capital expenditures, modification of our operations or other compliance actions.

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

As of August 29, 2013, the following executive officers and directors were subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Name	Age	Position
Mark W. Adams	49	President
Scott J. DeBoer	47	Vice President of Research & Development
D. Mark Durcan	52	Director and Chief Executive Officer
Thomas T. Eby	52	Vice President of Embedded Solutions
Ronald C. Foster	62	Vice President of Finance and Chief Financial Officer
Glen W. Hawk	51	Vice President of NAND Solutions
Roderic W. Lewis	58	Vice President of Legal Affairs, General Counsel and Corporate Secretary
Patrick T. Otte	50	Vice President of Human Resources
Michael J. Rayfield	52	Vice President of Wireless Solutions
Michael W. Sadler	55	Vice President of Corporate Development
Brian J. Shields	51	Vice President of Worldwide Operations
Brian M. Shirley	44	Vice President of DRAM Solutions
Steven L. Thorsen, Jr.	48	Vice President of Worldwide Sales and Corporate Marketing
Robert L. Bailey	56	Director
Richard M. Beyer	64	Director
Patrick J. Byrne	52	Director
D. Warren A. East	51	Director
Mercedes Johnson	59	Director
Lawrence N. Mondry	53	Director
Robert E. Switz	66	Chairman

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

Scott J. DeBoer joined us in February 1995 as a process development engineer and has served in various leadership positions since that time. Dr. DeBoer became an officer in May 2007 and in January 2013 he was appointed our Vice President of Research & Development. Dr. DeBoer holds a PhD in Electrical Engineering and a MS in Physics from Iowa State University. He completed his undergraduate degree at Hastings College.

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

Ronald C. Foster joined us in April 2008 and is the Chief Financial Officer and Vice President of Finance.  He was appointed to his current position in 2008 after serving as a member of the Company’s Board of Directors from June 2004 to April 2005.  Before joining Micron, Mr. Foster was the Chief Financial Officer of FormFactor, Inc.  He previously served as the Chief Financial Officer for JDS Uniphase, Inc., and Novell, Inc.  Mr. Foster holds a BA in Economics from Whitman College and an MBA from the University of Chicago.

Glen W. Hawk joined us in May 2010 and serves as our Vice President of NAND Solutions.  Mr. Hawk served as the Vice President and General Manager of the Embedded Business Group for Numonyx from 2008 to May 2010.  Prior to Numonyx, Mr. Hawk served as General Manager of the Flash Product Group for Intel Corporation.  Mr. Hawk holds a BS in Chemical Engineering from the University of California, Berkeley.

Roderic W. Lewis joined us in August 1991 and has served in various capacities since that time.  Mr. Lewis has served as our Vice President of Legal Affairs, General Counsel and Corporate Secretary since July 1996.  Mr. Lewis holds a BA in Economics and Asian Studies from Brigham Young University and a JD from Columbia University School of Law.

Patrick T. Otte joined us in 1987 and has served in various positions, including production and operations manager in several of our fabrication facilities and site director for our facility in Manassas, Virginia.  Mr. Otte has served as our Vice President of Human Resources since March 2007.  Mr. Otte holds a BA in Religious Education from St. Paul Bible College.

Michael J. Rayfield joined us in September 2012 and serves as our Vice President of Wireless Solutions. Mr. Rayfield served as the Vice President and General Manager of NVIDIA, Inc.'s Mobile Business Unit from September 2005 to August 2012. Mr. Rayfield also held executive positions at Stretch, Inc., Reshape, Inc., Cisco Systems, Growth Networks and Texas Instruments. Mr. Rayfield holds a BS in Electrical Engineering from the University of Vermont.

Michael W. Sadler joined us in September 1992 as a regional sales manager and has served in various leadership positions since that time, including Vice President of Worldwide Sales for us and Executive Vice President of Inotera Memories, Inc. In June 2010, Mr. Sadler was appointed our Vice President of Corporate Development. Mr. Sadler holds a BS in Decision Science and an MBA from the University of Santa Clara.

Brian J. Shields joined us in November 1986 and has served in various operational leadership positions since that time.  Mr. Shields first became an officer in March 2003 and has served as our Vice President of Worldwide Operations since June 2010.

Brian M. Shirley joined us in August 1992 and has served in various leadership positions since that time.  Mr. Shirley became Vice President of Memory in February 2006 and has served as Vice President of DRAM Solutions from June 2010.  Mr. Shirley holds a BS in Electrical Engineering from Stanford University.

Steven L. Thorsen, Jr. joined us in September 1988 and has served in various leadership positions since that time including Vice President and Chief Procurement Officer. Mr. Thorsen became Vice President of Worldwide Sales and Corporate Marketing in April 2012. Mr. Thorsen holds a BA in Business Administration from Washington State University.

Robert L. Bailey was the Chairman of the Board of Directors of PMC-Sierra ("PMC") from 2005 until May 2011 and also served as PMC's Chairman from February 2000 until February 2003.  Mr. Bailey has served as a director of PMC since October 1996.  He also served as the President and Chief Executive Officer of PMC Sierra, Ltd. from July 1997 until May 2008.  PMC is a leading provider of broadband communication and semiconductor storage solutions for the next-generation Internet.  Mr. Bailey currently serves on the Board of Directors of Entropic Communications.  Mr. Bailey holds a BS in Electrical Engineering from the University of Bridgeport and an MBA from the University of Dallas.  He has served on our Board of Directors since 2007.

Richard M. Beyer was Chairman and CEO of Freescale Semiconductor from 2008 through June 2012 and continues to serve as a Director with Freescale. Prior to Freescale, Mr. Beyer was President, Chief Executive Officer and Director of Intersil Corporation from 2002 to 2008. He has also previously served in executive management roles at FVC.com, VLSI Technology and National Semiconductor Corporation. He currently serves on the Board of Directors of Dialog Semiconductor. Mr. Beyer served three years as an officer in the United States Marine Corps. He holds a BA and a MA in Russian from Georgetown University and a MBA in Marketing and International Business from Columbia University Graduate School of Business. Mr. Beyer joined our Board of Directors in January 2013.

Patrick J. Byrne has been the Vice President of Strategy and Business Development and Chief Technical Officer of Danaher Corporation since November 1, 2012. Danaher Corporation designs, manufactures, and markets innovative products and services to professional, medical, industrial, and commercial customers. Prior to that, Mr. Byrne was the Director, President and Chief Executive Officer of Intermec, Inc. from 2007 to May 2012.  Mr. Byrne was with Agilent Technologies, Inc. from 1999 to 2007 and served in various management positions.  Mr. Byrne is also a member of the Board of Directors of Flow International Corporation.  Mr. Byrne holds a BS in Electrical Engineering from the University of California, Berkeley, and an MS degree in Electrical Engineering from Stanford University.  Mr. Byrne joined our Board of Directors in April 2011.

Warren East was the CEO of ARM Holdings PLC from October 2001 to July 2013. He originally joined ARM in 1994, and served in various roles prior to being appointed CEO. He currently serves on the board of De La Rule PLC, Inc. Mr. East is a chartered engineer, Distinguished Fellow of the British Computer Society, Fellow of the Institution of Engineering and Technology, Fellow of the Royal Academy of Engineering and a Companion of the Chartered Management Institute. Mr. East holds BA BSc(Eng) and MBA MEng in Engineering Science from Oxford University and an MBA and honorary doctorate from Cranfield University. Mr. East joined our Board of Directors in July 2013.

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

Lawrence N. Mondry has been the Chief Executive Officer of Flexi Compras Corporation, a rent-to-own retailer, since June 2013. Mr. Mondry was the President and Chief Executive Officer of CSK Auto Corporation ("CSK"), a specialty retailer of automotive aftermarket parts, from August 2007 to July 2008.  Prior to his appointment at CSK, Mr. Mondry served as the Chief Executive Officer of CompUSA Inc. from November 2003 to May 2006.  Mr. Mondry joined CompUSA in 1990.  Mr. Mondry is the Chairman of the Board's Governance Committee and Compensation Committee. He has served on our Board of Directors since 2005.

Robert E. Switz was the Chairman, President and Chief Executive Officer of ADC Telecommunications, Inc., ("ADC"), a supplier of network infrastructure products and services from August 2003 until December 2010, when Tyco Electronics Ltd. acquired ADC.  Mr. Switz joined ADC in 1994 and throughout his career there held numerous leadership positions.  Mr. Switz holds an MBA from the University of Bridgeport as well as a BS in Business Administration from Quinnipiac University.  Mr. Switz also serves on the Board of Directors for Broadcom Corporation, Cyan Optics, Inc., GT Advanced Technologies and Leap Wireless International, Inc.  He has served on our Board of Directors since 2006 and was appointed Chairman of the Board in February 2012.

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

	DRAM	Trade NAND Flash*
	(percentage change in average selling prices)
2013 from 2012	(11)%	(18)%
2012 from 2011	(45)%	(55)%
2011 from 2010	(39)%	(12)%
2010 from 2009	28%	26%
2009 from 2008	(52)%	(52)%
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

We face intense competition in the semiconductor memory market from a number of companies, including Samsung Electronics Co., Ltd.; SanDisk Corporation; SK Hynix Inc.; Spansion Inc. and Toshiba Corporation. Some of our competitors are large corporations or conglomerates that may have greater resources to withstand downturns in the semiconductor markets in which we compete, invest in technology and capitalize on growth opportunities. Our competitors seek to increase silicon capacity, improve yields, reduce die size and minimize mask levels in their product designs. Transitions to smaller line-width process technologies and product and process improvements have resulted in significant increases in the worldwide supply of semiconductor memory. Increases in worldwide supply of semiconductor memory also result from semiconductor memory fab capacity expansions, either by way of new facilities, increased capacity utilization or reallocation of other semiconductor production to semiconductor memory production. Our competitors may increase capital expenditures resulting in future increases in worldwide supply. Increases in worldwide supply of semiconductor memory, if not accompanied with commensurate increases in demand, would lead to further declines in average selling prices for our products and would materially adversely affect our business, results of operations or financial condition.

Our acquisitions of Elpida and Rexchip involve numerous risks.

On July 31, 2013, we completed the acquisition of Elpida, pursuant to the terms and conditions of the Sponsor Agreement that we entered into on July 2, 2012, with the trustees of the Elpida Companies pursuant to and in connection with the Elpida Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan. We paid $615 million for the acquisition of 100% of Elpida's equity. On July 31, 2013, we also acquired a 24% ownership interest in Rexchip from the Powerchip Group pursuant to a share purchase agreement. We paid $334 million in cash for the shares. The Elpida Group owns approximately 65% of Rexchip's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares from the Powerchip Group, we own approximately 89% of Rexchip's common stock. The provisional fair values of assets and liabilities acquired include, among other items, cash and restricted cash aggregating $1,618 million, inventories of $962 million; property, plant and equipment of $935 million; net deferred tax assets of $917 million and debt of $2,134 million.

In addition to the acquisition risks described elsewhere, these acquisitions are expected to involve the following significant risks:

•	we may be unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we may be unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first quarter of 2013 as well as 2012 and 2011;

•	deterioration of Elpida's and Rexchip's operations and customer base following closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and Rexchip's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and Rexchip;

•	integration of business systems and processes; and

•	an overlap in customers.

Our acquisitions of Elpida and Rexchip are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition.

The operations of the Elpida Companies will be subject to continued oversight by the Japan Court during the pendency of the corporate reorganization proceedings.

Because the plans of reorganization of the Elpida Companies provide for ongoing payments to creditors following the closing of our acquisition of Elpida, the Japan Proceedings are continuing, and the Elpida Companies remain subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the Japan Proceedings. The Japan Proceedings and oversight of the Japan Court are expected to continue until the final creditor payment is made under the Elpida Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. Although we may be able to petition the court to terminate the Japan Proceedings once two-thirds of all payments under the plans of reorganization are made, there can be no assurance that the Japan Court will grant any such petition.

During the pendency of the Japan Proceedings, the Elpida Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling disputes or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the Elpida Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the Elpida Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively integrate the Elpida Companies as part of our global operations or to cause the Elpida Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the Elpida Companies.

Our acquisitions of Elpida and Rexchip expose us to significant risks from changes in currency exchange rates.

Under the Sponsor Agreement, we committed to support plans of reorganization for Elpida that provide for payments to the secured and unsecured creditors of Elpida in an aggregate amount of 200 billion yen. The U.S. dollar amount of this payment obligation could increase if the yen strengthens against the U.S. dollar. Additionally, a significant portion of Elpida's and Rexchip's operating costs are paid in Yen and New Taiwan dollars so our operating results subsequent to the acquisition could also be adversely impacted if these currencies strengthen against the U.S. dollar.

Our acquisitions of Elpida and Rexchip may increase our risk of significant deficiencies or material weaknesses in our internal controls over financial reporting.

Elpida and Rexchip have not performed an assessment of the effectiveness of the design and operation of their internal control over financial reporting. In addition, Elpida and Rexchip have not historically prepared their financial statements under U.S. generally accepted accounting standards. Elpida and Rexchip were not required to be included in our assessment of internal controls for 2013 but will be included in our assessment for 2014, which may increase our risk for material weaknesses in our internal control over financial reporting.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased. As of August 29, 2013, we had $6.0 billion of debt, including $485 million principal amount of convertible senior notes due in 2014. As of August 29, 2013, we had two credit facilities available that provides for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize either of these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing.

The plans of reorganization of the Elpida Companies provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.05 billion), less certain expenses of the Japan Proceedings and certain other items. If the resolution of certain unfixed claims under the plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the plans of reorganization to satisfy such claims, there is a possibility that the Elpida Companies would be required to pay more than 200 billion yen to their pre-petition creditors under the plans of reorganization. In addition, if these unfixed claims are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization.

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business and results of operations.

We may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations, make scheduled debt payments and make adequate capital investments.

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. In addition, as a result of the Elpida acquisition, we believe that our future capital spending will be higher than our historical levels as we integrate our manufacturing operations and support the increase of capacity resulting from the Elpida transaction. As of August 29, 2013, we had cash and equivalents of $2,880 million, short-term investments of $221 million and long-term marketable investments of $499 million. Cash and investments included $1,094 million held by Elpida and its consolidated subsidiaries and $62 million held by IM Flash Technologies, LLC ("IMFT"), none of which is generally available to finance our other operations.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the Elpida Companies prohibit the Elpida Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the Elpida Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the Elpida Companies from paying cash dividends to us in respect of the shares of such subsidiaries owned by the Elpida Companies, as any such dividends would have to be first paid to the Elpida Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the Elpida Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the Elpida Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the Elpida Companies and their subsidiaries, while available to satisfy the Elpida Companies' installment payments and the other obligations, capital expenditures and other operating needs of the Elpida Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the Elpida Companies, including investments in certain capital expenditures and in Rexchip, may require consent of Elpida's trustees and/or the Japan Court.

In the past we have utilized external sources of financing when needed. As a result of our current debt levels, expected debt amortization and general economic conditions, it may be difficult for us to obtain financing on terms acceptable to us. There can be no assurance that we will be able to generate sufficient cash flows, use cash held by Elpida to fund its capital expenditures, access capital markets or find other sources of financing to fund our operations, make debt amortization payments and make adequate capital investments to remain competitive in terms of technology development and cost efficiency. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

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

As of June 30, 2013, Inotera's current liabilities exceeded its current assets by $1.0 billion, which exposes Inotera to liquidity risk. Additionally, Inotera incurred net losses of $541 million for its fiscal year ended December 31, 2012. As of June 30, 2013, Inotera was not in compliance with certain loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera has applied for a waiver from complying with the June 30, 2013 financial covenants. Inotera's management has implemented plans to improve its liquidity and for its six-month period ended June 30, 2013, Inotera generated net income of $91 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to continue to improve its liquidity, we may have to impair our investment in Inotera.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. Under the Inotera Supply Agreement we purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for comparable components. The Inotera Supply Agreement was retroactively effective beginning on January 1, 2013. For the fourth quarter of 2013, we purchased $518 million of DRAM products from Inotera and our supply from Inotera accounted for 50% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the Singapore dollar, euro, shekel and yen. We recorded net losses from changes in currency exchange rates of $229 million for 2013, $6 million for 2012 and $6 million for 2011. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $19 million as of August 29, 2013. In the event that the U.S. dollar weakens significantly compared to the Singapore dollar, euro, shekel or yen, our results of operations or financial condition may be adversely affected.

In connection with the Elpida Sponsor Agreement and Rexchip Share Purchase Agreement, we entered into currency hedges to mitigate the risk that increases in exchange rates have on our planned yen payments. In 2013, we recognized losses of $228 million on these hedges and made payments of $222 million to settle these hedges. As of August 29, 2013, to hedge certain yen-denominated payments resulting from our acquisition of Elpida, we had an outstanding forward contract to purchase 20 billion yen on November 28, 2014 at a yen per U.S. dollar exchange rate of 98.53 and a forward contract to purchase 10 billion yen on November 27, 2015 at a yen per U.S. dollar exchange rate of 97.25.

The financial crisis and overall downturn in the worldwide economy may harm our business.

The financial crisis and the overall downturn in the worldwide economy have had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business, including any economic downturn resulting from the shutdown of the U.S. federal government or any default by the U.S. federal government on any of its debt or other obligations. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, networking products and mobile devices. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

We may incur additional material restructure or other charges in future periods.

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure activities and may implement restructure initiatives in future periods. We may restructure or dispose of assets as we continue to optimize our manufacturing operations, including the wind-down of 200-millimeter wafer capacity as we migrate more products to 300-millimeter wafer production. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we recorded $126 million in 2013 and may incur restructure charges or other losses associated with other initiatives in future periods.

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

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices for DRAM, NAND Flash and NOR Flash products. Resulting operating losses have led to the deterioration in the financial condition of a number of industry participants, including the liquidation of Qimonda AG and the 2012 bankruptcy filing by Elpida Memory, Inc. These types of proceedings often lead to confidential court-directed processes involving the sale of related businesses or assets. We believe the global memory industry is experiencing a period of consolidation as a result of these market conditions and other factors, and we may engage in discussions regarding potential acquisitions and similar opportunities arising out of these industry conditions. To the extent we are successful in completing any such transactions, we could be subject to some or all of the risks described above, including the risks pertaining to funding, assumption of liabilities, integration challenges and increases in debt that may accompany such transactions. Acquisitions of, or alliances with, high-technology companies are inherently risky and may not be successful and may materially adversely affect our business, results of operations or financial condition.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for November 12, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 29, 2013, the Inotera shares purchased from Qimonda had a carrying value of $190 million.

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Israel and China. Additionally, our control over operations at our IMFT, Inotera and MP Mask and Tera Probe joint ventures is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

Consolidation of industry participants and governmental assistance to some of our competitors may contribute to uncertainty in the semiconductor memory industry and negatively impact our ability to compete.

In recent years, supply of memory products has significantly exceeded customer demand resulting in significant declines in average selling prices of DRAM, NAND Flash and NOR Flash products and substantial operating losses by us and our competitors. The operating losses as well as limited access to sources of financing have led to the deterioration in the financial condition of a number of industry participants and significant recent consolidation and, in certain cases, liquidation. Some of our competitors may try to enhance their capacity and lower their cost structure through consolidation. In addition, some governments have provided, and may be considering providing, significant financial assistance to some of our competitors. Consolidation of industry competitors could put us at a competitive disadvantage.

The limited availability of raw materials, supplies or capital equipment could materially adversely affect our business, results of operations or financial condition.

Our operations require raw materials that meet exacting standards. We generally have multiple sources of supply for our raw materials. However, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier. Various factors could reduce the availability of raw materials such as silicon wafers, photomasks, chemicals, gases including helium, photoresist, lead frames and molding compound. Shortages may occur from time to time in the future. In addition, disruptions in transportation lines could delay our receipt of raw materials. Lead times for the supply of raw materials have been extended in the past. If our supply of raw materials is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

We have manufacturing and other operations in locations subject to natural occurrences such as severe weather and geological events including earthquakes or tsunamis that could disrupt operations.  In addition, our suppliers and customers also have operations in such locations.  A natural disaster, fire, chemical explosion or other event that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, may adversely affect our business, results of operations or financial condition.

Our net operating loss and tax credit carryforwards may be limited.

We have a valuation allowance against substantially all U.S. net deferred tax assets as well as $1.5 billion related to our foreign subsidiaries. As of August 29, 2013, our federal and state net operating loss carryforwards were $4.2 billion and $2.2 billion, respectively.  If not utilized, our federal and state net operating loss carryforwards will expire at various dates through 2033.  As of August 29, 2013, our federal and state tax credit carryforwards were $238 million and $203 million, respectively.  If not utilized, our federal and state tax credit carryforwards will expire at various dates through 2033. As of August 29, 2013, our foreign net operating loss carryforwards were $7.0 billion, of which $5.9 billion pertains to Elpida. We have placed a valuation allowance against $4.7 billion of these foreign net operating loss carryforwards, of which $3.8 billion pertains to Elpida.  If not utilized, our foreign net operating loss carryforwards will expire at various dates through 2023.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 83% of our consolidated net sales for 2013. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Singapore. Our international sales and operations are subject to a variety of risks, including:

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

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, foreign currency option and forward contracts, and capped-call contracts on our stock. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could adversely impact our business, results of operations or financial condition.

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and its implementing SEC regulations.  The Dodd-Frank Act imposes new supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in materials used in the manufacture of semiconductors. The implementation of these new regulations may limit the sourcing and availability of some of these materials. This in turn may affect our ability to obtain materials necessary for the manufacture of our products in sufficient quantities and may affect related material pricing.  Some of our customers may elect to disqualify us as a supplier if we are unable to verify that our products are DRC conflict free.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boise, Idaho.  The following is a summary of our principal facilities as of August 29, 2013:

Location	Principal Operations
Boise, Idaho	R&D, including wafer fabrication; reticle manufacturing; test and module assembly
Lehi, Utah	Wafer fabrication
Manassas, Virginia	Wafer fabrication
Singapore	Three wafer fabrication facilities and a test, assembly and module assembly facility
Aguadilla, Puerto Rico	Module assembly and test
Xi’an, China	Module assembly and test
Kiryat Gat, Israel	Wafer fabrication
Muar, Malaysia	Assembly and test
Taichung City, Taiwan	Wafer fabrication
Hiroshima, Japan	Wafer fabrication
Akita, Japan	Module assembly and test

Substantially all of of the capacity of the facilities listed above are fully utilized. Our Inotera joint venture also has a 300mm wafer fabrication facility in Kueishan, Taiwan. Under our supply agreement with Inotera, we purchase substantially all of the output of Inotera. We also own and lease a number of other facilities in locations throughout the world that are used for design, research and development, and sales and marketing activities.

In September 2013, we entered into an agreement to sell our 200mm wafer fabrication equipment in Kiryat Gat, Israel to Intel and to terminate the related facility lease with Intel. If this transaction is completed, Intel will manufacture wafers for us at the Kiryat Gat facility through 2014 through a series of arrangements.

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

ITEM 3.  LEGAL PROCEEDINGS

Reorganization Proceedings of the Elpida Companies

On July 31, 2013, we completed the acquisition of Elpida Memory, Inc. ("Elpida"), a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into on July 2, 2012, with the trustees of Elpida and one of its subsidiaries, Akita Elpida Memory, Inc., a Japanese corporation ("Akita" and, together with Elpida, the "Elpida Companies") pursuant to and in connection with the Elpida Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan.

The Elpida Companies filed petitions for commencement of corporate reorganization proceedings with the Tokyo District Court (the "Japan Court") under the Corporate Reorganization Act of Japan on February 27, 2012, and the Japan Court issued an order to commence the reorganization proceedings (the "Japan Proceedings") on March 23, 2012. On July 2, 2012, we entered into the Sponsor Agreement with the legal trustees of the Elpida Companies and the Japan Court approved the Sponsor Agreement. Under the Sponsor Agreement, we agreed to provide certain support for the reorganization of the Elpida Companies, and the trustees agreed to prepare and seek approval from the Japan Court and the Elpida Companies' creditors of plans of reorganization consistent with such support.

The trustees initially submitted the proposed plans of reorganization for the Elpida Companies to the Japan Court on August 21, 2012, and submitted final proposed plans on October 29, 2012. On October 31, 2012, the Japan Court approved submission of the trustees' proposed plans of reorganization to creditors for approval. On February 26, 2013, the Elpida Companies' creditors approved the reorganization plans and on February 28, 2013, the Japan Court issued an order approving the plans of reorganization. Appeals filed by certain creditors of Elpida in Japan challenging the plan approval order issued by the Japan Court were denied.

In a related action, Elpida filed a Verified Petition for Recognition and Chapter 15 Relief in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized Elpida's corporate reorganization proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On June 25, 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving Elpida's plan of reorganization.

The plans of reorganization provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.05 billion as of August 29, 2013), less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen ($615 million paid at closing) in cash into Elpida in exchange for 100% ownership of Elpida's equity and the use of such investment to fund the initial installment payment by the Elpida Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization. The initial installment payment was made to the creditors of the Elpida Companies in October 2013. The plans of reorganization also provide for 140 billion yen (or the equivalent of approximately $1.43 billion as of August 29, 2013) of additional payments by the Elpida Companies to their creditors, to be paid in six annual installments beginning December 2014, with payments of 20 billion yen (or the equivalent of approximately $205 million as of August 29, 2013) in each of the first four annual installment payments, and payments of 30 billion yen (or the equivalent of approximately $307 million as of August 29, 2013) in each of the final two annual installment payments.

Under the Sponsor Agreement, we agreed that we would, subject to certain conditions, implement and maintain a cost plus model with the Elpida Companies in support of the execution of their plans of reorganization. In connection with these commitments, we entered into a series of cost-plus agreements with Elpida and Akita, including supply agreements, research and development services agreements and general services agreements (the "Cost Plus Agreements"). The Cost Plus Agreements are intended to generate more stable operating cash flows to meet the requirements of the Elpida Companies' businesses, including the funding of the installment payments to the Elpida Companies' creditors. We anticipate that, once fully in effect, payments we make under the Cost Plus Agreements will generally cover all of Elpida and Akita's costs.

Under Elpida's plan of reorganization, secured creditors will recover 100% of the amount of their fixed claims and unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The actual recovery of unsecured creditors will be higher, however, based, in part, on events and circumstances occurring following the plan approval. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plans of reorganization. The secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. Akita's plan of reorganization provides that secured creditors will recover 100% of the amount of their claims, whereas unsecured creditors will recover 19% of the amount of their claims. The secured creditors of Akita will be paid in full on the first installment payment date, while the unsecured creditors will be paid in seven installments.

Certain contingency matters related to the Elpida Companies, which are primarily comprised of outstanding litigation claims, were not treated as fixed claims under the plans of reorganization at the time the plans were filed with the Japan Court. A portion of each installment amount payable to the creditors of the Elpida Companies will be reserved for use in the event that any of these matters become fixed claims, in which case these fixed claims will be paid under the plans of reorganization in the same manner as the fixed claims of other creditors. To the extent the aggregate amounts reserved from the installment payments exceed the aggregate amounts payable with respect to these unfixed claims once they become fixed, the excess amounts reserved will be distributed to unsecured creditors with respect to their fixed claims, resulting in an increased recovery for the unsecured creditors out of the installment payments. To the extent the aggregate amounts reserved are less than the aggregate amounts payable with respect to these unfixed claims once they become fixed, the Elpida Companies would be responsible to fund any shortfall to ensure that the creditors receive the minimum recovery to which they are entitled under the plans of reorganization with respect to these claims. As a result, there is a possibility that the total amount payable by the Elpida Companies to their creditors under the plans of reorganization will exceed 200 billion yen. In addition, certain of these unfixed claims may be resolved pursuant to settlement arrangements or other post-petition agreements and a substantial portion of the amounts payable under such agreements may have to be funded by the Elpida Companies outside of the plans of reorganization.

Because the plans of reorganization of the Elpida Companies provide for ongoing payments to creditors following the closing of the Elpida acquisition, the Japan Proceedings are continuing, and the Elpida Companies remain subject to the oversight of the Japan Court and of the trustees (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. The business trustee will make decisions in relation to the operation of the businesses of the Elpida Companies, other than decisions in relation to acts that need to be carried out in connection with the Japan Proceedings, which will be the responsibility of the legal trustee. The Japan Proceedings and oversight of the Japan Court will continue until the final creditor payment is made under the Elpida Companies' plans of reorganization, which is scheduled to occur in December 2019, but may occur on a later date to the extent any claims of creditors remain unfixed on the final scheduled installment payment date. The Elpida Companies may petition the Japan Court for an early termination of the Japan Proceedings once two-thirds of all payments under the plans of reorganization are made. Although such early terminations are customarily granted, there can be no assurance that the Japan Court will grant any such petition in these particular cases.

During the pendency of the Japan Proceedings, the Elpida Companies are obligated to provide periodic financial reports to the Japan Court and may be required to obtain the consent of the Japan Court prior to taking a number of significant actions relating to their businesses, including transferring or disposing of, or acquiring, certain material assets, incurring or guaranteeing material indebtedness, settling material disputes, or entering into certain material agreements. The consent of the legal trustee may also be required for matters that would likely have a material impact on the operations or assets of the Elpida Companies and their subsidiaries or for transfers of material assets, to the extent the matters or transfers would reasonably be expected to materially and adversely affect execution of the plans of reorganization of the Elpida Companies. Accordingly, during the pendency of the Japan Proceedings, our ability to effectively integrate the Elpida Companies as part of our global operations or to cause the Elpida Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions that we may wish to take with respect to the Elpida Companies.

Patent Matters

On August 28, 2000, we filed a complaint against Rambus, Inc. ("Rambus") in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. Among other things, our complaint (as amended) alleges violation of federal antitrust laws, breach of contract, fraud, deceptive trade practices, and negligent misrepresentation. The complaint also seeks a declaratory judgment (1) that we did not infringe on certain of Rambus' patents or that such patents are invalid and/or are unenforceable, (2) that we have an implied license to those patents, and (3) that Rambus is estopped from enforcing those patents against us. On February 15, 2001, Rambus filed an answer and counterclaim in Delaware denying that we are entitled to relief, alleging infringement of the eight Rambus patents (later amended to add four additional patents) named in our declaratory judgment claim, and seeking monetary damages and injunctive relief. In the Delaware action, we subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for further analysis of the appropriate remedy. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  Separately, on March 27, 2013, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California. Rambus alleges that certain of our DDR2, DDR3, RLDRAM, and RLDRAM II products infringe as many as fourteen Rambus patents and seeks monetary damages, treble damages and injunctive relief. The accused products account for a significant portion of our net sales. On June 2, 2006, we filed an answer and counterclaim against Rambus alleging, among other things, antitrust and fraud claims. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

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

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively “Elpida”).  The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs’ case against Elpida is stayed. On August 21, 2013, the Court granted a motion by the plaintiffs to amend the complaint to assert two additional patents against us and one additional patent against Elpida.

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

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On September 24, 2013, the Court entered an order staying our case pending the resolution of co-pending cases brought by Semcon Tech, LLC against Applied Materials and Ebara Technologies, Inc.

On December 7, 2007, Tessera, Inc. filed a patent infringement against Elpida Memory, Inc., Elpida Memory (USA) Inc. (collectively "Elpida"), and numerous other defendants, in the United States District Court for the Eastern District of Texas. The complaint alleges that certain Elpida products infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. Prior to answering the complaint, Elpida and other defendants filed motions to stay the case pending final resolution of a case before the International Trade Commission ("ITC") against Elpida and other respondents, alleging infringement of the same patents asserted in the Eastern District of Texas case (In The Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the "ITC Action")). On February 25, 2008, the Eastern District of Texas Court granted the defendants' motion to stay the action. On December 29, 2009, the ITC issued a Notice of Final Determination in the ITC Action finding no violation by Elpida. Tessera subsequently appealed the matter to the U.S. Court of Appeals for the Federal Circuit. On May 23, 2011, the Federal Circuit affirmed the ITC's Final Determination. The Eastern District of Texas case currently remains stayed.

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

Securities Matters

On July 12, 2013, seven former shareholders of Elpida Memory, Inc. filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of Elpida as of February 2013. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of Elpida and deceive shareholders prior to Elpida filing a petition for corporate reorganization on February 27, 2013. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2013, along with attorneys' fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for November 12, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 29, 2013, the Inotera shares purchased from Qimonda had a carrying value of $190 million.

(See "Item 1A. Risk Factors.")

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "MU" and traded under the same symbol on the New York Stock Exchange through December 29, 2009.  The following table represents the high and low closing sales prices for our common stock for each quarter of 2013 and 2012, as reported by Bloomberg L.P.:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013
High	$14.97	$11.89	$8.38	$6.70
Low	11.68	8.25	5.93	5.17

2012
High	$6.89	$8.83	$8.88	$7.20
Low	5.39	5.63	5.45	4.33

Holders of Record

As of October 18, 2013, there were 2,623 shareholders of record of our common stock.

Dividends

We have not declared or paid cash dividends since 1996 and do not intend to pay cash dividends for the foreseeable future.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The total net assets, less noncontrolling interests, of the Elpida Companies and their subsidiaries as of August 29, 2013 was $2,460 million. As of August 29, 2013, the Elpida Companies held cash and equivalents of $1,094 million and $556 million of current restricted cash, none of which were available for cash dividends, loans or advances as a result of the above-described restrictions.

As of August 29, 2013, IMFT held cash and equivalents of $62 million and other assets, none of which were available for cash dividends, loans or advances without the consent of Intel.

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information set forth in Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

During the fourth quarter of 2013, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 3,857 shares of our common stock at an average price per share of $13.37. We retired these shares in the fourth quarter of 2013.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

May 31, 2013	-	July 4, 2013	201	$12.49	N/A	N/A
July 5, 2013	-	August 1, 2013	3,455	13.39	N/A	N/A
August 2, 2013	-	August 29, 2013	201	13.83	N/A	N/A
			3,857	13.37

Performance Graph

The following graph illustrates a five-year comparison of cumulative total returns for our common stock, the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX) from August 31, 2008, through August 31, 2013. We operate on a 52 or 53 week fiscal year which ends on the Thursday closest to August 31.  Accordingly, the last day of our fiscal year varies.  For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph assuming an August 31 year end.

Note:  Management cautions that the stock price performance information shown in the graph above is provided as of August 31 for the years presented and may not be indicative of current stock price levels or future stock price performance.

The performance graph above assumes $100 was invested on August 31, 2008 in common stock of Micron Technology, Inc., the S&P 500 Composite Index and the Philadelphia Semiconductor Index (SOX).  Any dividends paid during the period presented were assumed to be reinvested.  The performance was plotted using the following data:

	2008	2009	2010	2011	2012	2013
Micron Technology, Inc.	$100	$174	$152	$139	$146	$320
S&P 500 Composite Index	100	82	86	102	120	142
Philadelphia Semiconductor Index (SOX)	100	88	90	105	119	140

ITEM 6. SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
	(in millions except per share amounts)
Net sales	$9,073	$8,234	$8,788	$8,482	$4,803
Gross margin	1,847	968	1,758	2,714	(440)
Operating income (loss)	236	(612)	761	1,612	(1,646)
Net income (loss)	1,194	(1,031)	190	1,900	(1,993)
Net income (loss) attributable to Micron	1,190	(1,032)	167	1,850	(1,882)
Diluted earnings (loss) per share	$1.13	$(1.04)	$0.17	$1.85	$(2.35)

Cash and short-term investments	$3,101	$2,559	$2,160	$2,913	$1,485
Total current assets	8,911	5,758	5,832	6,333	3,344
Property, plant and equipment, net	7,626	7,103	7,555	6,601	7,089
Total assets	19,118	14,328	14,752	14,693	11,459
Total current liabilities	4,125	2,243	2,480	2,702	1,892
Long-term debt	4,452	3,038	1,861	1,648	2,379
Total Micron shareholders’ equity	9,142	7,700	8,470	8,020	4,953
Noncontrolling interests in subsidiaries	864	717	1,382	1,796	1,986
Total equity	$10,006	$8,417	$9,852	$9,816	$6,939

On July 31, 2013, we completed our acquisition of 100% of the equity of Elpida Memory, Inc. ("Elpida") and 24% ownership interest in Rexchip Electronics Corporation ("Rexchip"), a Taiwan corporation and manufacturing joint venture in which Elpida and its subsidiaries have a 65% ownership interest. Elpida and Rexchip manufacture and sell DRAM products for both mobile and computing (including desktop PCs, servers, notebooks and workstations) applications. The assets of Elpida and its subsidiaries include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its approximate 65% ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and a 100% ownership interest in Akita, whose assets include an assembly and test facility located in Akita, Japan. As a result of the consummation of our acquisition of Elpida and the Rexchip shares, we own approximately 89% of Rexchip's common stock. The total consideration paid for Elpida and Rexchip was $949 million and we recorded net assets of $2,601 million and noncontrolling interests of $168 million in connection with the transaction. Because the fair value of the net assets acquired less noncontrolling interests exceeded the consideration we paid, we recognized a gain on the acquisition of $1,484 million in 2013. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Acquisition of Elpida Memory, Inc." note.)

We entered into a joint venture relationship with Intel to form IMFT in 2006 and IMFS in 2007 (collectively "IM Flash") to manufacture NAND Flash memory products for the exclusive use of the members. We have owned 51% of IMFT from inception through August 29, 2013. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to our making a series of contributions that were not fully matched by Intel. On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. We consolidate IM Flash and report Intel's ownership interests as noncontrolling interests in subsidiaries. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Consolidated Variable Interest Entities – IM Flash" note.)

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

In the first quarter of 2009, we acquired a noncontrolling interest in Inotera, a publicly-traded DRAM manufacturer in Taiwan.  In connection therewith, we entered into a supply agreement with Inotera to purchase 50% of Inotera’s wafer production capacity and began purchasing substantial quantities of product in the fourth quarter of 2009.  On January 17, 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement"), retroactively effective beginning on January 1, 2013, between us and Inotera under which we are obligated to purchase for an initial period through January, 2016, substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions. As of August 29, 2013, our ownership interest was 35%.  (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments – Inotera" note.)

(See "Item 1A. Risk Factors" and "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements.")

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Overview" regarding Elpida's wafer production and expectations related to Elpida's future cash flows; "Operating Results by Business Segment" regarding increases in sales of mobile DRAM for 2014 as a result of our acquisition of Elpida; in "Operating Results by Product" regarding the timing and effect of the transition of our Singapore DRAM facility to NAND Flash production, our increases in DRAM sales for 2014 as a result of our acquisition of Elpida and the effect of Elpida inventory adjustments in acquisition accounting on cost of sales in the first quarter of 2014; in "Selling, General and Administrative" regarding SG&A costs for the first quarter of 2014; in "Research and Development" regarding R&D costs for the first quarter of 2014; in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, cash flows from operations and available financing to meet our requirements at least through 2014, regarding our pursuit of additional financing and capital spending in 2014, the timing of payments for certain contractual obligations, the timing of payments in connection with the Elpida transactions and conversions of our convertible notes; and in "Recently Issued Accounting Standards" regarding the impact of recently issued accounting pronouncements. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 29, 2013. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2013, 2012 and 2011 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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

Overview

For an overview of our business, see "Item 1 – Business – Overview." Our results of operations for 2013 were affected by the following key transactions and events.

Acquisition of Elpida Memory, Inc.

On July 31, 2013, we completed our acquisition of Elpida Memory, Inc. ("Elpida"), a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into on July 2, 2012 with the trustees of Elpida and one of its subsidiaries, Akita Elpida Memory, Inc., a Japanese corporation ("Akita" and, together with Elpida, the "Elpida Companies") pursuant to and in connection with the Elpida Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan. We paid $615 million for the acquisition of 100% of Elpida's equity. On July 31, 2013, we also acquired a 24% ownership interest in Rexchip Electronics Corporation ("Rexchip''), a Taiwanese corporation and manufacturing joint venture formed by Powerchip Technology Corporation ("Powerchip") and Elpida, from Powerchip and certain of its affiliates (the "Powerchip Group") pursuant to a share purchase agreement. We paid $334 million in cash for the shares. Elpida and it's subsidiaries (the "Elpida Group") own approximately 65% of Rexchip's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares from the Powerchip Group, we own approximately 89% of Rexchip's common stock. The provisional fair values of assets and liabilities acquired include, among other items, cash and restricted cash aggregating $1,618 million; inventories of $962 million; property, plant and equipment of $935 million; net deferred tax assets of $917 million and debt of $2,134 million.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and an assembly and test facility located in Akita, Japan. The Elpida and Rexchip fabrication facilities together represent approximately one-third of our wafer capacity.

Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida strengthens our position in the memory market and enables us to provide customers with a wider portfolio of high-quality memory solutions. We also believe that the Elpida transaction strengthens our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions. Elpida's operations are included primarily in the DSG and WSG segments. Our results of operations for 2013 included approximately one month of operating results from the Elpida operations, which accounted for sales of $355 million and net income of $29 million.

The Elpida Companies are currently subject to corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Both of the Elpida Companies have adopted plans of reorganization which set forth the treatment of the Elpida Companies' pre-petition creditors and their claims, which plans were approved by the Elpida Companies' creditors and the Tokyo District Court in February 2013. The plans of reorganization provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen (or the equivalent of approximately $2.05 billion as of August 29, 2013), less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization provide for the Elpida Companies' pre-petition creditors to be paid in seven installments. The initial installment payment of 60 billion yen ($615 million as of August 29, 2013), which amount is subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization, was paid in October 2013. Substantially all of the $615 million that we paid in connection with the Elpida acquisition was deposited into accounts that are legally restricted for payment to the secured and unsecured creditors of Elpida in October 2013 and was presented as restricted cash in the amount of $556 million on our August 29, 2013 balance sheet. The remaining 140 billion yen (or the equivalent of approximately $1.43 billion as of August 29, 2013) of installment payments payable to the Elpida Companies' creditors are scheduled to be made by the Elpida Companies in six annual installments payable beginning on December 31, 2014. Pursuant to the terms of the Sponsor Agreement, we entered into a series of agreements with the Elpida Companies, including supply agreements, research and development services agreements and general services agreements, which are intended to generate more stable operating cash flows to meet the requirements of the Elpida Companies' businesses, including the funding of the installment payments to the Elpida Companies' creditors. We anticipate that, once fully in effect, payments made under these agreements will generally cover all of Elpida and Akita's costs.

To mitigate the risk from the effect of changes in foreign currency exchange rates on the proposed Elpida Acquisition, we entered into a series of currency exchange contracts to hedge our exposure to yen and New Taiwan Dollar payments (the "Elpida Hedges"). These currency exchange contracts were not designated for hedge accounting and were remeasured at fair value each period with gains and losses recognized in other operating (income) expense. As a result of mark-to-market adjustments for the Elpida Hedges, we recorded losses to other non-operating expense of $228 million in 2013. As of August 29, 2013, our cumulative loss on the Elpida Hedges was $220 million.

See "Item 8. Financial Statements - Notes to Consolidated Financial Statements - Acquisition of Elpida Memory, Inc." for further details of the acquisition.

Inotera Memories, Inc.

On January 17, 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement"), retroactively beginning on January 1, 2013, between us and Inotera under which we are obligated to purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Our cost for product purchased from Inotera under the supply agreements was $1,260 million for 2013, $646 million for 2012 and $641 million for 2011.

Under a cost-sharing arrangement effective through December 31, 2012, we generally shared DRAM process and design development costs with Nanya. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya no longer participates in the joint development program. Pursuant to this cost-sharing arrangement, our R&D costs were reduced by $19 million for 2013, $138 million for 2012 and $141 million for 2011.

Results of Operations

Consolidated Results

For the year ended	2013		2012		2011
Net sales	$9,073	100%	$8,234	100%	$8,788	100%
Cost of goods sold	7,226	80%	7,266	88%	7,030	80%
Gross margin	1,847	20%	968	12%	1,758	20%

SG&A	562	6%	620	8%	592	7%
R&D	931	10%	918	11%	791	9%
Restructure and asset impairments	126	1%	10	—%	(75)	(1)%
Other operating (income) expense, net	(8)	—%	32	—%	(311)	(4)%
Operating income (loss)	236	3%	(612)	(7)%	761	9%

Gain on acquisition of Elpida	1,484	16%	—	—%	—	—%
Interest income (expense), net	(217)	(2)%	(171)	(2)%	(101)	(1)%
Other non-operating income (expense), net	(218)	(2)%	29	—%	(109)	(1)%
Income tax (provision) benefit	(8)	—%	17	—%	(203)	(2)%
Equity in net loss of equity method investees	(83)	(1)%	(294)	(4)%	(158)	(2)%
Net income attributable to noncontrolling interests	(4)	—%	(1)	—%	(23)	—%
Net income (loss) attributable to Micron	$1,190	13%	$(1,032)	(13)%	$167	2%

In the second quarter of 2013, we reclassified (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, segment operating income (loss) for the comparative periods presented no longer includes the (gains) losses from changes in currency exchange rates to conform to current period presentation. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business and Basis of Presentation" and "Segment Information".)

Net Sales

For the year ended	2013		2012		2011
DSG	$3,519	39%	$2,691	33%	$3,203	36%
NSG	2,841	31%	2,853	35%	2,196	25%
WSG	1,221	13%	1,184	14%	1,959	22%
ESG	1,194	13%	1,054	13%	1,002	11%
All Other	298	4%	452	5%	428	6%
	$9,073	100%	$8,234	100%	$8,788	100%

Total net sales for 2013 increased 10% as compared to 2012 reflecting increases in DSG, ESG and WSG sales primarily due to higher levels of DRAM and NAND Flash gigabit sales volumes partially offset by declines in average selling prices. The increases in gigabit sales volumes for 2013 were primarily attributable to manufacturing efficiencies driven by improvements in product and process technology, increased DRAM supply from Inotera due to the restructuring of our supply agreement and $355 million of DRAM sales from Elpida since its acquisition on July 31, 2013.

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

Sales for All Other segments, were primarily composed of sales of CMOS image sensors. On May 3, 2013, we sold Micron Technology Italia, S.r.l., ("MIT") a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry Marsica S.r.l. ("LFoundry"). In connection with the sale, we assigned to LFoundry our supply agreement with Aptina Imaging Corporation ("Aptina") for CMOS image sensors manufactured at the Avezzano facility. Since the sale, we have had no sales of CMOS image sensors. For 2013, 2012 and 2011, we recognized net sales of $182 million, $372 million and $349 million, respectively, from products sold to Aptina, and cost of goods sold of $219 million, $395 million and $358 million, respectively. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Gross Margin

Our overall gross margin percentage improved to 20% for 2013 from 12% for 2012 due to improvements in the gross margin percentage for DSG, and to a lesser extent WSG, ESG and NSG primarily due to manufacturing cost reductions partially offset by declines in average selling prices. Manufacturing cost reductions for 2013 primarily resulted from improvements in product and process technologies.

Our overall gross margin percentage declined to 12% for 2012 from 20% for 2011 primarily due to decreases in the gross margin percentage for DSG and WSG as a result of significant declines in average selling prices. Cost reductions from improvements in product and process technologies in 2012 mitigated the effect of significant declines in average selling prices for all reportable operating segments.

Operating Results by Business Segments

DRAM Solutions Group ("DSG")

For the year ended	2013	2012	2011
Net sales	$3,519	$2,691	$3,203
Operating income (loss)	143	(494)	290

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for 2013 increased 31% as compared to 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. DSG's operating margin improved in 2013 from 2012 primarily due to manufacturing cost reductions as a result of improved product and process technologies partially offset by declines in average selling prices. DSG results of operations for 2013 included sales of $163 million and operating income of $25 million from the acquired Elpida operations. DSG sales and operating margins for 2012 were adversely impacted by a $58 million charge for a settlement with a customer.

DSG sales for 2012 decreased 16% as compared to 2011 primarily due to declines in average selling prices partially offset by increases in gigabits sold. DSG's operating margin declined from 2011 to 2012 due to decreases in average selling prices mitigated by cost reductions as a result of improved product and process technologies. DSG sales and operating margins for 2012 were adversely impacted by the $58 million charge for a settlement with a customer. In addition, DSG operating income for 2011 benefited from a $75 million gain from an allocated portion of the Samsung patent cross-license agreement.

NAND Solutions Group ("NSG")

For the year ended	2013	2012	2011
Net sales	$2,841	$2,853	$2,196
Operating income	201	205	276

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG sales for 2013 were relatively unchanged from 2012 as increases in gigabits sold were partially offset by declines in average selling prices. Increases in gigabits sold for 2013 were primarily due to improvements in product and process technologies. NSG sells a portion of its products to Intel through our IM Flash joint venture at long-term negotiated prices approximating cost. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

On April 6, 2012, we acquired Intel's remaining ownership interest in IMFS, a joint venture between us and Intel, which operated a wafer fabrication facility in Singapore. On April 6, 2012, we also acquired the assets of IMFT located at our Virginia fabrication facility and terminated the IMFS supply agreement. Accordingly, we now obtain all of the NAND Flash output from our Singapore and Virginia wafer fabrication facilities. Prior to these acquisitions, we sold a portion of the NAND Flash output from these facilities to Intel, through our consolidated IMFS and IMFT joint ventures, at long-term negotiated prices approximating cost. On April 6, 2012, we also entered into a new supply agreement with Intel under which we sell Intel NAND Flash products from us on a cost-plus basis. Aggregate NSG sales to Intel (including sales by IMFT at prices approximating cost and sales by us under the new cost-plus supply agreement) were $849 million for 2013, $986 million for 2012 and $884 million for 2011. As a result of these April 6, 2012 transactions, in 2013 NSG sales of NAND Flash products to trade customers increased and sales to Intel at long-term negotiated prices approximating cost decreased.

NSG sales of NAND Flash products to trade customers increased 22% for 2013 as compared to 2012 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG operating income for 2013 was essentially unchanged from 2012 as manufacturing cost reductions offset declines in average selling prices and increases in R&D costs. Manufacturing cost reductions resulted primarily from improvements in product and process technologies.

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

Wireless Solutions Group ("WSG")

For the year ended	2013	2012	2011
Net sales	$1,221	$1,184	$1,959
Operating income (loss)	(263)	(368)	19

In 2013, WSG sales were comprised primarily of DRAM, NAND Flash and NOR Flash in decreasing order of revenue. WSG sales increased 3% for 2013 as compared to 2012 primarily due to higher sales of mobile DRAM products as a result of the acquisition of Elpida. We expect that WSG sales of mobile DRAM products will increase significantly in 2014 primarily due to our acquisition of Elpida. WSG results of operations for 2013 included sales of $192 million and operating income of $21 million from the acquired Elpida operations. Increases in WSG sales for 2013 from mobile DRAM were partially offset by declines in sales of wireless NOR Flash products as a result of weakness in market demand and our customer group in particular, as well as a continued transition by customers to NAND Flash. WSG sales in 2013 were also adversely impacted by lower sales of NAND Flash products sold in multi-chip packages. The improvement in WSG operating margin for 2013 was primarily due to reductions in manufacturing, SG&A and R&D costs.

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

Embedded Solutions Group ("ESG")

For the year ended	2013	2012	2011
Net sales	$1,194	$1,054	$1,002
Operating income	271	158	236

In 2013, ESG sales were comprised of NOR Flash, DRAM and NAND Flash in decreasing order of revenue. ESG sales increased 13% for 2013 as compared to 2012 primarily due to increased sales volume of NAND Flash, DRAM and NOR Flash products as ESG continued to expand its customer base, partially offset by declines in average selling prices. ESG operating income for 2013 improved from 2012 primarily due to higher gross margins as manufacturing cost reductions outpaced declines in average selling prices.

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

Operating Results by Product

Net Sales by Product

For the year ended	2013		2012		2011
DRAM	4,361	48%	3,178	39%	3,620	41%
NAND Flash	3,589	40%	3,627	44%	3,193	36%
NOR Flash	792	9%	977	12%	1,547	18%
Other	331	3%	452	5%	428	5%
	$9,073	100%	$8,234	100%	$8,788	100%

In order to balance our future product mix in anticipation of the closing of the Elpida transaction, in the fourth quarter of 2013 we began to transition production at our DRAM fabrication facility in Singapore from DRAM to NAND Flash. We expect this transition to NAND Flash production will occur over approximately four quarters, depending on market conditions and result in a marginal reduction in wafer production during the period of this transition.

DRAM

For the year ended	2013	2012
	(percentage change from prior period)
Net sales	37%	(12)%
Average selling prices per gigabit	(11)%	(45)%
Gigabits sold	55%	59%
Cost per gigabit	(25)%	(32)%

The increase in gigabit sales of DRAM products for 2013 as compared to 2012 was primarily due to increased output obtained from our Inotera joint venture under the new supply agreement, improved product and process technologies and the acquisition of Elpida on July 31, 2013. Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Overview – Inotera Memories, Inc.") Our cost of product purchased from Inotera under these supply agreements was $1,260 million for 2013, $646 million for 2012, and $641 million for 2011. Our cost of product purchased from Inotera has increased since the beginning of calendar 2013 and was higher than our cost of similar products manufactured in our wholly-owned facilities in the fourth quarter of 2013.

DRAM products acquired from Inotera accounted for 54% of our DRAM gigabit production for 2013 as compared to 46% for 2012 and 33% for 2011. As of June 30, 2013, Inotera's current liabilities exceeded its current assets by $1.0 billion, which exposes Inotera to liquidity risk. Additionally, Inotera incurred net losses of $541 million for its fiscal year ended December 31, 2012. As of June 30, 2013, Inotera was not in compliance with certain of its loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera has applied for a waiver from complying with the June 30, 2013 financial covenants. Inotera's management has implemented plans to improve its liquidity and for Inotera's six-month period ended June 30, 2013, Inotera generated net income of $91 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year.

Our gross margin percentage on sales of DRAM products for 2013 improved from 2012 primarily due to manufacturing cost reductions as a result of improvements in product and process technology partially offset by declines in average selling prices. DRAM sales and gross margins for 2012 were adversely impacted by the effects of the $58 million charge to revenue for a settlement with a customer.

We expect that our gigabit production and sales volumes of DRAM products will increase significantly in 2014 due to our acquisition of Elpida. Elpida has 300mm wafer fabrication facilities in Japan and Taiwan that are dedicated to the production of DRAM products. We expect that DRAM products produced by the acquired Elpida facilities will constitute over half of our aggregate DRAM gigabit production in the first quarter of 2014 and result in significant increases in DSG and WSG DRAM sales. In accounting for the Elpida acquisition, Elpida's inventories were recorded at fair value, based on their estimated future selling prices, estimated costs to complete and other factors, which was approximately $200 million higher than the cost of inventory recorded by Elpida prior to the acquisition. Of this amount, approximately $40 million was included in cost of goods sold for 2013 and a significant portion of the reminder is expected to be included in costs of goods sold in the first quarter of 2014.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IM Flash at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

For the year ended	2013	2012
	(percentage change from prior period)
Sales to trade customers:
Net sales	15%	19%
Average selling prices per gigabit	(18)%	(55)%
Gigabits sold	40%	164%
Cost per gigabit	(22)%	(54)%

Increases in NAND Flash gigabits sold to trade customers for 2013 as compared to 2012 were primarily due to improved product and process technologies, increased output available for sale to trade customers due to the restructure of our IM Flash agreement with Intel in April 2012 and the ramp-up of our fabrication facility in Singapore throughout 2012. Our gross margin percentage on sales of NAND Flash products for 2013 improved from 2012 as manufacturing cost reductions outpaced declines in average selling prices. Manufacturing cost reductions for 2013 as compared to 2012 reflect improvements in product and process technologies.

Increases in NAND Flash gigabits sold to trade customers for 2012 as compared to 2011 was primarily due to the ramp of the IMFS fabrication facility and improved product and process technologies. The new cost-plus supply agreement with Intel also contributed to the increase in gigabits sold to trade customers for 2012.

NOR Flash

Sales of NOR Flash products for 2013 declined as compared to 2012 primarily due to decreases in sales of wireless products as a result of weakness in demand from certain customers and the continued transition of wireless applications to NAND Flash products, which led to significant declines in average selling prices. Our gross margin percentage on sales of NOR Flash products for 2013 improved as compared to 2012 primarily due to cost reductions.

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

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for 2013 decreased 9% as compared to 2012 primarily due to a reduction in legal costs and lower variable pay costs partially offset by $50 million of consulting, legal and other costs incurred in connection with the acquisition of Elpida.

SG&A expenses for 2012 increased 5% as compared to 2011 primarily due to a $13 million contribution to a university program and stock-based compensation and other amounts related to the death benefits of our former Chief Executive Officer in 2012. We expect that SG&A expenses will approximate $185 million to $195 million for the first quarter of 2014, which includes costs from Elpida.

Research and Development

R&D expenses for 2013 increased 1% from 2012 primarily due to lower reimbursements from Nanya under partnering arrangements offset by lower payroll costs primarily resulting from the suspension of variable pay plans and a lower volume of development wafers processed.

R&D expenses for 2012 increased 16% from 2011 primarily due to a higher volume of development wafers processed, higher personnel costs associated with increased salary and wage rates and additional headcount for our expanded R&D operations, and higher software and materials costs.

As a result of amounts reimbursable from Nanya under a DRAM R&D cost-sharing arrangement, R&D expenses were reduced by $19 million, $138 million and $141 million for 2013, 2012 and 2011, respectively. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $127 million, $87 million and $95 million for 2013, 2012 and 2011, respectively. Effective January 1, 2013, Nanya ceased participating in the joint development program. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $340 million to $350 million for the first quarter of 2014, which includes costs from Elpida.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and Mobile Low Power DDR DRAM products as well as high density and mobile NAND Flash memory (including multi-level and triple-level cell technologies), NOR Flash memory, specialty memory, solid-state drives, Hybrid Memory Cubes and other memory technologies and systems.

Restructure and Asset Impairments

For the year ended	2013	2012	2011
Loss on impairment of MIT assets	$62	$—	$—
Loss on impairment of LED assets	33	—	—
Loss on restructure of ST consortium agreement	26	—	—
Gain on termination of lease to Transform	(25)	—	—
Gain from disposition of Japan Fabrication Facility	—	—	(54)
Other	30	10	(21)
	$126	$10	$(75)

We have taken actions to dispose of 200mm wafer manufacturing facilities and optimize operations including our workforce. For 2013, ESG, WSG, NSG and DSG recognized restructure and impairment costs of $12 million, $11 million, $11 million and $6 million, respectively. The remaining restructure and impairment costs for 2013 were allocated to segments that do not meet the quantitative thresholds of a reportable segment and are reported under All Other. As of August 29, 2013, the only significant remaining amount accrued but unpaid for these restructure activities was $12 million related to workforce optimization. As of August 29, 2013, we do not anticipate incurring any significant additional costs for these restructure activities. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Interest Income (Expense)

Interest expense for 2013, 2012 and 2011, included aggregate amounts of amortization of debt discount and other interest amortization expense of $120 million, $95 million and $60 million, respectively. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt" note.)

Equity in Net Loss of Equity Method Investees

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

For the year ended	2013	2012	2011
Inotera	$(79)	$(189)	$(112)
Other	(4)	(105)	(46)
	$(83)	$(294)	$(158)

Our equity in net income (loss) of Inotera improved for 2013 as compared to 2012 primarily due to Inotera's improved operating results as a result of higher average selling prices and lower manufacturing costs. On May 28, 2013, Inotera issued 634 million common shares to Nanya and certain of its affiliates in a private placement at a price equal to 9.47 New Taiwan dollars per common share (approximately $0.32 U.S. dollars as of May 28, 2013), which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased from 40% to 35% and we recognized a gain of approximately $48 million in 2013. The change in ownership interest does not change our obligation to purchase substantially all of Inotera's output. Losses in 2012 for our other equity method investments were primarily attributable to Transform Solar Pty Ltd. which ceased operations in 2012 and has essentially been liquidated. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity Method Investments.")

Other

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

•	Income Taxes

Fair Values – Elpida Acquisition

The provisional fair values of assets and liabilities acquired in the acquisition of Elpida is based on estimates using information available at the closing of the acquisition. We estimated the provisional fair value of the assets and liabilities of Elpida as of July 31, 2013 using an in-use model, which reflects its value through its use in combination with other assets as a group. These provisional amounts could change as additional information become available. These changes could result in material variances between the combined entity's future financial results including variances in fair values recorded, as well as expenses associated with these items.

Determination of provisional fair values for the assets and liabilities acquired in the Elpida acquisition required significant assumptions, estimates and judgments. Many of the measurements involved significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Changes in assumptions, estimates and judgments could significantly impact the asset and liabilities recorded as well as the gain recognized in the acquisition. The items involving the most significant assumptions, estimates and judgments included determining the fair value of the following:

•	Property, plant and equipment, including determination of values in a continued-use model;

•	Deferred tax assets, including projections of future taxable income and tax rates;

•	Inventory, including estimated future selling prices, timing of product sales and completion costs for work in process; and

•	Debt, including discount rate and timing of payments.

Liquidity and Capital Resources

As of	2013	2012
Cash and equivalents and short-term investments:
Bank deposits	$1,619	$239
Money market funds	1,188	2,159
Corporate bonds	112	31
Government securities	72	56
Commercial paper	61	39
Certificates of deposit	47	31
Asset-backed securities	2	4
	$3,101	$2,559

Long-term marketable investments	$499	$374

Restricted cash:
Current	$556	$—
Noncurrent (included in "Other noncurrent assets")	63	3
	$619	$3

Cash and equivalents in the table above included $1,094 million held by Elpida and its subsidiaries as of August 29, 2013. Substantially all of the restricted cash in the table above is held by Elpida for its installment payments to its secured and unsecured creditors. Use of cash and equivalents and restricted cash held by Elpida is subject to limitations described below.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the Elpida Companies prohibit the Elpida Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the Elpida Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the Elpida Companies from paying cash dividends to us as any such dividends would have to be first paid to the Elpida Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the Elpida Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the Elpida Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the Elpida Companies and their subsidiaries, while available to satisfy the Elpida Companies' installment payments and the other obligations, capital expenditures and other operating needs of the Elpida Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the Elpida Companies, including investments in certain capital expenditures and in Rexchip, may require consent of Elpida's trustees and/or the Japan Court. (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Acquisition of Elpida Memory, Inc.")

Cash and equivalents in the table above included $62 million held by IMFT as of August 29, 2013 and $157 million as of August 30, 2012. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by the other member and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

As of August 29, 2013, $1,598 million of our cash and equivalents was held by foreign subsidiaries, of which $743 million was denominated in currencies other than the U.S. dollar. As of August 29, 2013, we had $1,362 million of cash and equivalents, including the $1,094 million at Elpida, that was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In 2013 we obtained $1,121 million of proceeds from issuance of debt and $126 million of proceeds from equipment sale-leaseback financing. As of August 29, 2013, we had credit facilities available that provides for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions (See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Revolving Credit Facilities"). We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements at least through 2014.

Holders of our outstanding convertible notes can convert the notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As of August 29, 2013, convertible notes with an aggregate principal amount of $1,465 million, contained contractual terms that require us to pay cash up to the principal amount of the notes upon conversion. These notes become convertible at the option of the holders if the closing price of our common stock for the required periods is above prices ranging from $12.35 to $14.21. None of these convertible notes met the conversion criteria through the calendar quarter ended June 30, 2013. Of the notes that require us to pay cash up to the principal amount upon conversion, only the 2031A and 2031B Notes, with an aggregate principle amount of $690 million and carrying value of $530 million as of August 29, 2013, met the conversion criteria during September 2013. Through October 28, 2013, none of the 2031A or 2031B Notes had been converted by holders. We do not believe the amounts converted, if any, would be significant since the note holders would forgo the time value of the embedded conversion option. We may elect in future periods to redeem convertible notes eligible for redemption.

Operating Activities

Net cash provided by operating activities was $1,811 million for 2013, which reflected approximately $2,177 million generated from the production and sales of our products net of a $366 million effect from increases in the amount invested in net working capital. The increase in net working capital was primarily due to an increase in accounts receivable of $409 million as a result of increases in sales activities.

Investing Activities

Net cash used for investing activities was $1,712 million for 2013, which consisted primarily of cash expenditures of $1,244 million for property, plant and equipment, $246 million for the acquisition of available-for-sale securities (net of proceeds from sales and maturities of $678 million), and $226 million for the settlement of hedging activities (net of proceeds from the settlement of hedging activities of $27 million). We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. The actual amounts for 2014 will vary depending on market conditions. As of August 29, 2013, we had commitments of approximately $775 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

In connection with the sale of our 200mm Avezzano facility to LFoundry, on May 22, 2013, we entered into a short-term, interest-free, unsecured loan agreement with Aptina that allowed Aptina to borrow up to $45 million, drawn at their option, in three equal tranches through July 2013. Principal amounts drawn are due in three equal payments from September 2013 to January 2014. As of August 29, 2013, other current assets included $45 million for amounts due under the short-term loan agreement.

Financing Activities

Net cash provided by financing activities was $322 million for 2013, which included $1,121 million of proceeds from issuance of debt, $126 million of proceeds from equipment sale-leaseback financing transactions partially offset by $743 million for repayments of debt, $214 million of payments on equipment purchase contracts and $26 million of net distributions to noncontrolling interests.

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

On August 27, 2013, we borrowed $312 million under a four-year term loan, collateralized by a security interest in certain production equipment. Principal is payable in equal quarterly installments, commencing on November 27, 2013. Interest accrues at a variable rate equal to the three-month LIBOR rate plus a margin of 3.25% per annum, payable quarterly in arrears. Also on August 27, 2013, we entered into a variable-for-fixed interest rate swap calculated on an aggregate notional amount equal to the scheduled outstanding balance of the loan. The interest rate swap effectively fixed the rate at 4.2% per annum. The facility agreement contains customary covenants, limitations or restrictions our ability to create liens or dispose of the equipment securing the facility agreement. The facility also contains a covenant requiring us to ensure that the ratio of the outstanding loan to the fair market value of the equipment that secures the loan does not exceed 0.8 to 1.0. If such ratio is exceeded, we would be required to grant a security interest in additional equipment and/or prepay the loan in an amount sufficient to reduce such ratio to 0.8 to 1.0 or less. The facility agreement also contains customary events of default which could result in the acceleration of all amounts and cancellation of all commitments under the facility agreement.

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

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of a pool of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate plus 2.8% per annum. As of August 29, 2013, we had not drawn any amounts under this facility.

On June 27, 2013, we entered into a senior secured three-year revolving credit facility, collateralized by a security interest in certain trade receivables. Under this facility, we can draw up to 85% of the net outstanding balance of certain trade receivables, subject to certain adjustments, including an availability block that has the effect of limiting the maximum committed draw amount to approximately $153 million. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a spread from 1.5% to 2.0%, or at our option, at a rate equal to an alternate base rate (defined as the highest of (1) the prime rate, (2) one-month LIBOR plus 1.0% or (3) the Federal Funds Effective Rate) plus a spread from 0.5% to 1.0%.  In either case, the spread added to the applicable interest rate basis varies depending upon the amount of the monthly average undrawn availability under the facility. As of August 29, 2013, we had not drawn any amounts under this facility.

Elpida Memory, Inc.

On July 31, 2013, we completed the acquisition of Elpida and Rexchip and made payments at the closing date of approximately $615 million and $334 million, respectively. Substantially all of the $615 million we paid in connection with the acquisition of Elpida was deposited into accounts that are legally restricted for payment to the secured and unsecured creditors of Elpida in October 2013. Under their plans of reorganizations, the Elpida Companies are to make additional annual installment payments aggregating 140 billion yen (or the equivalent of approximately $1.43 billion), which are scheduled to occur from 2014 through 2019. In order to further the planned technology road maps for the Elpida and Rexchip operations, we will be required to make capital expenditures.

Pursuant to the Sponsor Agreement we agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. Under the Sponsor Agreement, we agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $655 million) of eligible capital expenditures incurred through June 30, 2014, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron Technology, Inc. or one of its subsidiaries.

As of August 29, 2013, we have provided payment guarantees related to financing of capital expenditures with an outstanding borrowing of 4 billion yen (or the equivalent of approximately $41 million), through December, 2014. We have entered into an omnibus reimbursement agreement with Elpida in connection with our financial support obligations under the Sponsor Agreement, whereby Elpida and certain of its subsidiaries have agreed, among other things, to reimburse us for any amounts that we are required to pay under or in connection with the payment guarantees. These obligations under the omnibus reimbursement agreement are collateralized by approximately 93% of the Rexchip shares held by Elpida and one of its subsidiaries. In the event we are required to make any payments to Elpida's lenders under the guarantees, our rights will be subrogated to those of the lenders, including any rights to exercise remedies with respect to collateral securing the underlying loans.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Acquisition of Elpida Memory, Inc.")

Contractual Obligations

	Payments Due by Period
As of August 29, 2013	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable (1)	$5,951	$1,285	$852	$1,473	$2,341
Capital lease obligations (1)	1,366	449	656	126	135
Operating leases	106	22	26	21	37
Purchase obligations	1,426	1,273	129	13	11
Other long-term liabilities (2) (3)	461	155	157	79	70
Total	$9,310	$3,184	$1,820	$1,712	$2,594
(1) Amounts includes Elpida Creditor Installment Payments, convertible notes and other notes and reflects principal and interest cash payments over the life of the obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Any future redemption or conversion of convertible debt could impact our cash payments.

(2) Amounts represent future cash payments to satisfy other long-term liabilities recorded on our consolidated balance sheet, including $155 million for the short-term portion of these long-term liabilities.

(3) We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $80 million of long-term income taxes payable has been excluded from the preceding table. However, long-term income taxes payable recorded on our consolidated balance sheet included these uncertain tax positions.

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

Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that meet any of the following criteria: (1) they are noncancellable, (2) we would incur a penalty if the agreement was canceled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services ("take-or-pay"). If the obligation to purchase goods or services is noncancellable, the entire value of the contract was included in the above table. If the obligation is cancellable, but we would incur a penalty if canceled, the dollar amount of the penalty was included as a purchase obligation. Contracted minimum amounts specified in take-or-pay contracts are also included in the above table as they represent the portion of each contract that is a firm commitment.

On January 17, 2013, we entered into a new supply agreement with Nanya and Inotera (the "Inotera Supply Agreement"), retroactively effective beginning on January 1, 2013. Under the Inotera Supply Agreement, we are obligated to purchase for an initial three-year term substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. We purchased $1,260 million of DRAM products from Inotera in 2013 under the Inotera Supply Agreement and a prior supply agreement with Inotera. The Inotera Supply Agreement does not contain a fixed or minimum purchase quantity as quantities are based on qualified production output and pricing fluctuates as it is based on market prices. Therefore, we did not include our obligations under the Inotera Supply Agreement in the contractual obligations table above.

Off-Balance Sheet Arrangements

Issued and Outstanding Capped Calls: Concurrent with the offering of the 2031 Notes in July 2011, we entered into capped call transactions (the "2031 Capped Calls") that have an initial strike price of approximately $9.50 per share, subject to certain adjustments, which was set to the initial conversion price of the 2031 Notes.  The 2031 Capped Calls are in four equal tranches, have cap prices of $11.40, $12.16, $12.67 and $13.17 per share, and cover, subject to anti-dilution adjustments similar to those contained in the 2031 Notes, an approximate combined total of 72.6 million shares of common stock.  The 2031 Capped Calls expire on various dates between July 2014 and February 2016 and are intended to reduce the potential dilution upon conversion of the 2031 Notes.

Concurrent with the offering of the 2032C and 2032D Notes in April 2012, we entered into the 2032C and 2032D Capped Call Transactions (collectively, the "2032 Capped Calls"). The 2032C Capped Calls have a range of cap prices from $14.26 to $15.69 and an initial strike price of, subject to certain adjustments, approximately $9.80, which is set slightly higher than the $9.63 conversion price of the 2032C Notes. The 2032D Capped Calls have a range of cap prices from $14.62 to $16.04 and an initial strike price of, subject to certain adjustments, approximately $10.16, which is set slightly higher than the $9.98 conversion price of the 2032D Notes. The 2032 Capped Calls cover, subject to anti-dilution adjustments similar to those contained in the 2032 Notes, an approximate combined total of 100.6 million shares of common stock.  The 2032 Capped Calls expire on various dates between May 2016 and May 2018 and are intended to reduce the potential dilution upon conversion of the 2032C and 2032D Notes.

Concurrent with the offering of the 2033 Notes in February 2013, we entered into the 2033 Capped Call Transactions. The 2033 Capped Calls have a cap price of $14.51 and an initial strike price of, subject to certain adjustments, approximately $10.93, which is equal to the conversion price of the 2033 Notes. The 2033 Capped Calls cover, subject to anti-dilution adjustments similar to those contained in the 2033 Notes, an approximate combined total of 55.0 million shares of common stock.  The 2033 Capped Calls expire on various dates between January 2018 and February 2020 and are intended to reduce the potential dilution upon conversion of the 2033 Notes.

Settlement of Capped Calls: Concurrent with the issuance in April 2009 of our 4.25% Convertible Senior Notes due 2013, we entered into capped call transactions (the "2013 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2013 Capped Calls expired in October, 2012 and November, 2012.  We elected cash settlement and received $24 million in 2013.

Concurrent with the offering of the 2014 Notes, we purchased capped calls with a strike price of approximately $14.23 per share and various expiration dates between November 2011 and December 2012 (the "2014 Capped Calls").  In the first six months of 2012, 2014 Capped Calls covering 30.4 million shares expired according to their terms.  In April 2012, we settled the remaining 2014 Capped Calls, covering 60.9 million shares, and received a de minimis payment.

(See "Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Shareholders' Equity – Capped Calls" note.)

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

Business Acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized.  Accounting for acquisitions can also involve significant judgment to determine when control of the acquired entity is transferred. We typically obtain independent third party valuation studies to assist in determining fair values, including assistance in determining future cash flows, appropriate discount rates and comparable market values. The items involving the most significant assumptions, estimates and judgments included determining the fair value of the following:

•	Property, plant and equipment, including determination of values in a continued-use model;

•	Deferred tax assets, including projections of future taxable income and tax rates;

•	Inventory, including estimated future selling prices, timing of product sales and completion costs for work in process; and

•	Debt, including discount rate and timing of payments.

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

Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current contract prices, industry analyses of supply and demand, seasonal factors, general economic trends and other information.  When these analyses reflect estimated market values below our manufacturing costs, we record a charge to cost of goods sold in advance of when the inventory is actually sold.  Differences in forecasted average selling prices used in calculating lower of cost or market adjustments can result in significant changes in the estimated net realizable value of product inventories and accordingly the amount of write-down recorded.  For example, a 5% variance in the estimated selling prices would have changed the estimated market value of our memory inventory by approximately $154 million as of August 29, 2013.  Due to the volatile nature of the semiconductor memory industry, actual selling prices and volumes often vary significantly from projected prices and volumes and, as a result, the timing of when product costs are charged to operations can vary significantly.

U.S. GAAP provides for products to be grouped into categories in order to compare costs to market values.  The amount of any inventory write-down can vary significantly depending on the determination of inventory categories.  Our inventories have been generally categorized as DRAM, NAND Flash and NOR Flash memory.  The major characteristics we consider in determining inventory categories are product type and markets.

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

Recently Issued Accounting Standards

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of August 29, 2013 and August 30, 2012, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $147 million and $88 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate note would not be significant.

As of August 29, 2013 and August 30, 2012, we held debt securities of $787 million and $464 million, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $4 million as of August 29, 2013 and $3 million as of August 30, 2012.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. As a result of our foreign operations, we incur costs and carry certain assets and liabilities that are denominated in foreign currencies. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the shekel, the yen and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We utilize currency forward and option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative financial instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $19 million as of August 29, 2013 and U.S. $8 million as of August 30, 2012. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

Under the terms and conditions of the Elpida Companies' respective plans of reorganization, the Elpida Companies are obligated to pay 200 billion yen (or the equivalent of $2.05 billion based on exchange rates as of August 29, 2013), less certain expenses of their reorganization proceedings and certain other items, to the secured and unsecured creditors (the "Elpida Creditor Installment Payments") in respect of the Elpida Companies' pre-petition creditors and their related claims. Substantially all of the $615 million we paid in connection with the acquisition of Elpida was deposited into accounts that are legally restricted for payment to the secured and unsecured creditors of Elpida in October 2013. The remaining 140 billion yen is due in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen in each of 2014 through 2017, and payments of 30 billion yen in each of 2018 and 2019. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In addition, the Elpida Companies' cash and equivalent balances in yen mitigate the foreign currency exchange risk associated with the yen remaining installment payments due in 2015 and after. (See "Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.") Changes in the exchange rate between the U.S. dollar and the yen could have a significant impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements as of August 29, 2013 and August 30, 2012 and for the fiscal years ended August 29, 2013, August 30, 2012 and September 1, 2011:

Consolidated Statements of Operations	53

Consolidated Statements of Comprehensive Income	54

Consolidated Balance Sheets	55

Consolidated Statements of Changes in Equity	56

Consolidated Statements of Cash Flows	57

Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm	106

Financial Statement Schedules:

Schedule I – Condensed Financial Information of the Registrant	117

Schedule II – Valuation and Qualifying Accounts	123

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)

For the year ended	August 29, 2013	August 30, 2012	September 1, 2011
Net sales	$9,073	$8,234	$8,788
Cost of goods sold	7,226	7,266	7,030
Gross margin	1,847	968	1,758

Selling, general and administrative	562	620	592
Research and development	931	918	791
Restructure and asset impairments	126	10	(75)
Other operating (income) expense, net	(8)	32	(311)
Operating income (loss)	236	(612)	761

Gain on acquisition of Elpida	1,484	—	—
Interest income	14	8	23
Interest expense	(231)	(179)	(124)
Other non-operating income (expense), net	(218)	29	(109)
	1,285	(754)	551

Income tax (provision) benefit	(8)	17	(203)
Equity in net income (loss) of equity method investees	(83)	(294)	(158)
Net income (loss)	1,194	(1,031)	190

Net income attributable to noncontrolling interests	(4)	(1)	(23)
Net income (loss) attributable to Micron	$1,190	$(1,032)	$167

Earnings (loss) per share:
Basic	$1.16	$(1.04)	$0.17
Diluted	1.13	(1.04)	0.17

Number of shares used in per share calculations:
Basic	1,021.7	991.2	988.0
Diluted	1,056.3	991.2	1,007.5

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

For the year ended	August 29, 2013	August 30, 2012	September 1, 2011
Net income (loss)	$1,194	$(1,031)	$190

Other comprehensive income (loss), net of tax:
Gain (loss) on derivatives, net	(9)	(18)	48
Foreign currency translation adjustments	(5)	(16)	63
Gain (loss) on investments, net	(1)	(24)	11
Pension liability adjustments	(1)	—	5
Other comprehensive income (loss)	(16)	(58)	127
Total comprehensive income (loss)	1,178	(1,089)	317
Comprehensive (income) loss attributable to noncontrolling interests	(5)	5	(29)
Comprehensive income (loss) attributable to Micron	$1,173	$(1,084)	$288

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

As of	August 29, 2013	August 30, 2012
Assets
Cash and equivalents	$2,880	$2,459
Short-term investments	221	100
Receivables	2,329	1,289
Inventories	2,649	1,812
Restricted cash	556	—
Other current assets	276	98
Total current assets	8,911	5,758
Long-term marketable investments	499	374
Property, plant and equipment, net	7,626	7,103
Equity method investments	396	389
Intangible assets, net	386	371
Deferred tax assets	861	47
Other noncurrent assets	439	286
Total assets	$19,118	$14,328

Liabilities and equity
Accounts payable and accrued expenses	$2,115	$1,641
Deferred income	243	248
Equipment purchase contracts	182	130
Current portion of long-term debt	1,585	224
Total current liabilities	4,125	2,243
Long-term debt	4,452	3,038
Other noncurrent liabilities	535	630
Total liabilities	9,112	5,911

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,044.4 shares issued and outstanding (1,017.7 as of August 30, 2012)	104	102
Additional capital	9,187	8,920
Accumulated deficit	(212)	(1,402)
Accumulated other comprehensive income	63	80
Total Micron shareholders' equity	9,142	7,700
Noncontrolling interests in subsidiaries	864	717
Total equity	10,006	8,417
Total liabilities and equity	$19,118	$14,328

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Micron Shareholders
	Common Stock		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Micron Shareholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	Number of Shares	Amount
Balance at September 2, 2010	994.5	$99	$8,446	$(536)	$11	$8,020	$1,796	$9,816
Net income				167		167	23	190
Other comprehensive income (loss), net					121	121	6	127
Issuance and repurchase of convertible notes			211			211		211
Stock-based compensation expense			76			76		76
Stock issued under stock plans	11.1	1	27			28		28
Contributions from noncontrolling interests						—	8	8
Distributions to noncontrolling interests						—	(225)	(225)
Repurchase and retirement of common stock	(21.3)	(2)	(160)	(1)		(163)		(163)
Acquisition of noncontrolling interests in TECH			67			67	(226)	(159)
Purchase of capped calls			(57)			(57)		(57)
Balance at September 1, 2011	984.3	$98	$8,610	$(370)	$132	$8,470	$1,382	$9,852
Net loss				(1,032)		(1,032)	1	(1,031)
Other comprehensive income (loss), net					(52)	(52)	(6)	(58)
Contributions from noncontrolling interests						—	197	197
Issuance of convertible notes			191			191		191
Conversion of 2013 Notes	27.3	3	135			138		138
Stock-based compensation expense			87			87		87
Stock issued under stock plans	7.1	1	5			6		6
Acquisition of noncontrolling interest in IMFS						—	(466)	(466)
Distributions to noncontrolling interests						—	(391)	(391)
Purchase and settlement of capped calls			(102)			(102)		(102)
Repurchase and retirement of common stock	(1.0)	—	(6)	—		(6)		(6)
Balance at August 30, 2012	1,017.7	$102	$8,920	$(1,402)	$80	$7,700	$717	$8,417
Net income				1,190		1,190	4	1,194
Other comprehensive income (loss), net					(17)	(17)	1	(16)
Acquisition of Elpida						—	168	168
Stock issued under stock plans	27.4	2	148			150		150
Stock-based compensation expense			91			91		91
Issuance and repurchase of convertible notes			57			57		57
Contributions from noncontrolling interests						—	11	11
Distributions to noncontrolling interests						—	(37)	(37)
Purchase and settlement of capped calls			(24)			(24)		(24)
Repurchase and retirement of common stock	(0.7)	—	(5)	—		(5)		(5)
Balance at August 29, 2013	1,044.4	$104	$9,187	$(212)	$63	$9,142	$864	$10,006

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 29, 2013	August 30, 2012	September 1, 2011
Cash flows from operating activities
Net income (loss)	$1,194	$(1,031)	$190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,804	2,141	2,105
Amortization of debt discount and other costs	122	81	57
(Gains) losses from currency hedges, net	222	19	(21)
Noncash restructure and asset impairments	114	4	(86)
Stock-based compensation	91	87	76
Equity in net loss of equity method investees	83	294	158
Loss on extinguishment of debt	31	—	113
Gain from acquisition of Elpida	(1,484)	—	—
Change in operating assets and liabilities, net of amounts from Elpida acquisition:
Receivables	(409)	238	54
Inventories	83	258	(357)
Accounts payable and accrued expenses	143	(82)	(88)
Customer prepayments	(123)	254	4
Deferred income	(7)	(56)	146
Deferred income taxes, net	(7)	3	103
Other	(46)	(96)	30
Net cash provided by operating activities	1,811	2,114	2,484

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,244)	(1,699)	(2,550)
Purchases of available-for-sale securities	(924)	(564)	(9)
Payments to settle hedging activities	(253)	(62)	(31)
Proceeds from sales and maturities of available-for-sale securities	678	152	1
Cash acquired from acquisition of Elpida, net of cash paid	69	—	—
Proceeds from sales of property, plant and equipment	28	67	127
Proceeds from settlement of hedging activities	27	38	87
Additions to equity method investments	—	(187)	(31)
Decrease in restricted cash	—	5	330
Return of equity method investment	—	1	48
Other	(93)	(63)	(14)
Net cash used for investing activities	(1,712)	(2,312)	(2,042)

Cash flows from financing activities
Proceeds from issuance of debt	1,121	1,065	690
Proceeds from issuance of common stock under equity plans	150	5	28
Proceeds from equipment sale-leaseback transactions	126	609	268
Cash received from noncontrolling interests	11	197	8
Repayments of debt	(743)	(203)	(1,215)
Payments on equipment purchase contracts	(214)	(172)	(322)
Cash paid for capped call transactions	(48)	(103)	(57)
Distributions to noncontrolling interests	(37)	(391)	(225)
Cash paid to purchase common stock	(5)	(6)	(163)
Acquisition of noncontrolling interests	—	(466)	(159)
Other	(39)	(38)	(48)
Net cash provided by (used for) financing activities	322	497	(1,195)

Net increase (decrease) in cash and equivalents	421	299	(753)
Cash and equivalents at beginning of period	2,459	2,160	2,913
Cash and equivalents at end of period	$2,880	$2,459	$2,160

Supplemental disclosures
Income taxes refunded (paid), net	$4	$13	$(99)
Interest paid, net of amounts capitalized	(107)	(72)	(59)
Noncash investing and financing activities:
Equipment acquisitions on contracts payable and capital leases	443	897	469
Conversion of notes to stock, net of unamortized issuance cost	—	138	—
Exchange of convertible notes	—	—	175

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

Certain reclassifications have been made to prior period amounts to conform to current period presentation, including restructure and asset impairment activities prior to 2013 that were previously reported in other operating (income) expense, net. In 2013, we reclassified gains and losses from changes in currency exchange rates in order to improve comparability with our industry peers. As a result of the reclassification, $6 million of losses in both 2012 and 2011, were reclassified from the amounts previously reported in other operating (income) expense, net to other non-operating income (expense), net. Certain deferred tax assets and liabilities in prior years were corrected with corresponding changes in the valuation allowance, resulting in no change to net deferred tax assets. The change in these items was not material for any period presented.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our fiscal years 2013, 2012 and 2011 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated. Our recently acquired subsidiary, Elpida Memory, Inc., has been consolidated based on its fiscal year ending on August 31, 2013.

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

Research and Development: Costs related to the conceptual formulation and design of products and processes are expensed as research and development as incurred.  Determining when product development is complete requires judgment.  Development of a product is deemed complete once the product has been thoroughly reviewed and has passed tests for performance and reliability.  Subsequent to product qualification, product costs are valued in inventory.  Product design and other research and development costs for certain technologies are shared with our joint venture partners.  Amounts receivable from these cost-sharing arrangements are reflected as a reduction of research and development expense.  (See "Equity Method Investments" and "Consolidated Variable Interest Entities – IM Flash" notes.)

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

Derivative and Hedging Instruments: We use derivative financial instruments to manage certain exposures to fluctuating currency exchange and interest rates. Our derivatives consist primarily of forward and option currency contracts and interest rate swap contracts. We do not use derivative instruments for trading or speculative purposes. Derivative instruments are measured at their fair values and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. For derivative instruments that are not designated as hedges for accounting purpose, gains or losses from changes in fair values are recognized in other non-operating income (expense). For derivative instruments designated as cash-flow hedges, the effective portion of the gain or loss is included as a component of other comprehensive income (loss), and the ineffective or excluded portion of the gain or loss is included in other non-operating income (expense). The amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings.  Effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the forecasted cash flows of the hedged item. For the effectiveness assessment of our cash-flow hedges, changes in the time value are excluded for forward contracts and included for options.
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
(See "Derivative Financial Instruments – Currency Derivatives with Hedge Accounting Designation" note.)
Inventories: Inventories are stated at the lower of average cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs.  Determining market values of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories.  When market values are below costs, we record a charge to cost of goods sold to write down inventories to their estimated market value in advance of when the inventories are actually sold.  The major characteristics considered in determining inventory categories for purposes of determining the lower of cost or market value are product type and markets. Prior to the third quarter of 2013, inventory was categorized as memory (primarily DRAM and NAND Flash and NOR Flash) and imaging products for purposes of determining lower of average cost or market. Due to the sale on May 3, 2013 of Micron Technology Italia, S.r.l. ("MIT") and our assignment to LFoundry Marsica S.r.l. ("LFoundry") of our supply agreement with Aptina Imaging Corporation ("Aptina") for CMOS image sensors, we ceased manufacturing CMOS image sensors subsequent to that date and no longer have imagining inventory for purposes of determining lower of average cost or market.

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

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders. In the second quarter of 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") and Inotera to amend the joint venture relationship involving Inotera, including a new supply agreement between us and Inotera. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method.

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

SC Hiroshima Energy Corporation: SC Hiroshima Energy Corporation ("SCHE") is an entity created to construct and operate a cogeneration, electrical power plant to support our wafer manufacturing facility in Hiroshima, Japan. SCHE is a VIE due to the nature of its tolling agreements with us and our purchase and call options for SCHE's assets. We do not have an equity ownership interest in SCHE. We do not control the operation and maintenance of the plant, which we have determined are the activities of SCHE that most significantly impacts its economic performance. Therefore, we do not consolidate SCHE.

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

Recently Issued Accounting Standards

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on our financial statements.

Acquisition of Elpida Memory, Inc.

On July 31, 2013, we completed the acquisition of Elpida Memory, Inc., a Japanese corporation, pursuant to the terms and conditions of an Agreement on Support for Reorganization Companies (as amended, the "Sponsor Agreement") that we entered into on July 2, 2012, with the trustees of Elpida and one of its subsidiaries, Akita Elpida Memory, Inc., a Japanese corporation ("Akita" and, together with Elpida, the "Elpida Companies") pursuant to and in connection with the Elpida Companies' corporate reorganization proceedings under the Corporate Reorganization Act of Japan. We paid $615 million for the acquisition of Elpida, of which substantially all was deposited into accounts that are legally restricted for payment to the secured and unsecured creditors of the Elpida Companies in October 2013. As of August 29, 2013, the amount held in the restricted accounts was presented as restricted cash. Of the $615 million paid at closing, $18 million was applied from amounts we had deposited into an escrow account in July 2012 as a condition to the execution of the Sponsor Agreement.

On July 31, 2013, we also completed the acquisition of an additional 24% ownership interest in Rexchip Electronics Corporation ("Rexchip"), a Taiwanese corporation and manufacturing joint venture formed by Elpida and Powerchip Technology Corporation ("Powerchip") from Powerchip and certain of its affiliates (the "Powerchip Group") pursuant to a share purchase agreement. We paid $334 million in cash for the shares. Elpida owns, directly and indirectly through a subsidiary, approximately 65% of Rexchip's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares from the Powerchip Group, we own approximately 89% ownership interest in Rexchip.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its approximate 65% ownership interest in Rexchip, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and a 100% ownership interest in Akita, whose assets include an assembly and test facility located in Akita, Japan. Elpida's semiconductor memory products include mobile DRAM targeted toward mobile phones and tablets. We believe that combining the complementary product portfolios of Micron and Elpida strengthens our position in the memory market and enables us to provide customers with a wider portfolio of high-quality memory solutions. We also believe that our acquisition of Elpida strengthens our market position in the memory industry through increased research and development and manufacturing scale, improved access to core memory market segments, and additional wafer capacity to balance among our DRAM, NAND Flash and NOR Flash memory solutions.

The Elpida Acquisition and Rexchip share purchase are treated as a single business combination because (1) the two transactions were entered into and closed contemporaneously and (2) the Rexchip share purchase was negotiated in contemplation of the Elpida acquisition and its completion was contingent on the closing of the Elpida acquisition.

We estimated the provisional fair value of the assets and liabilities of Elpida and it's subsidiaries (the "Elpida Group") as of the July 31, 2013 acquisition date using an in-use model, which reflects its value through its use in combination with other assets as a group. These provisional amounts could change as additional information becomes available.

The consideration and provisional valuation of assets acquired and liabilities assumed are as follows:

Assets acquired and liabilities assumed:
Cash and equivalents	$999
Receivables	697
Inventories	962
Restricted cash	557
Other current assets	142
Property, plant and equipment	935
Equity method investment	40
Intangible assets	10
Deferred tax assets	811
Other noncurrent assets	66

Accounts payable and accrued expenses	(387)
Equipment purchase contracts	(22)
Current portion of long-term debt	(673)
Long-term debt	(1,461)
Other noncurrent liabilities	(75)

Total net assets acquired	2,601

Noncontrolling interests in Elpida:	168

Consideration	949

Gain on acquisition	$1,484

Because the fair value of the net assets acquired less noncontrolling interests exceeded the purchase price, we recognized a gain on the acquisition of $1,484 million.  The yen-denominated purchase price was fixed on July 2, 2012 when we entered into the Sponsor Agreement. We believe the fair value exceeded the purchase price because of increases in working capital from improvements in market conditions in the DRAM industry between July 2, 2012 and July 31, 2013, when we completed the acquisition. These conditions resulted in significant increases in U.S. dollar equivalent net assets of Elpida.

The fair value of the noncontrolling interest in the table above primarily relates to Rexchip and was derived based on the purchase price we paid the Powerchip Group for their 24% ownership interest.

Our results of operations for 2013 include $355 million of net sales and $46 million of operating income (losses) from the Elpida operations after the July 31, 2013 acquisition date. Included in the selling, general and administrative expenses in the results of operations for 2013 are transaction costs of $50 million incurred in connection with this acquisition.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the Elpida Companies prohibit the Elpida Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the Elpida Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the Elpida Companies from paying cash dividends to us as any such dividends would have to be first paid to the Elpida Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the Elpida Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the Elpida Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the Elpida Companies and their subsidiaries, while available to satisfy the Elpida Companies' installment payments and the other obligations, capital expenditures and other operating needs of the Elpida Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the Elpida Companies, including investments in certain capital expenditures and in Rexchip, may require consent of Elpida's trustees and/or the Japan Court.

Total net assets, less noncontrolling interests, of the Elpida Companies and their subsidiaries as of August 29, 2013 were $2,460 million. As of August 29, 2013, the Elpida Companies held cash and equivalents of $1,094 million and $556 million of current restricted cash, none of which were available for cash dividends, loans or advances as a result of the above-described restrictions. The restricted cash was held in accounts that are controlled by the trustees and are legally restricted for payment of secured and unsecured creditors of the Elpida Companies pursuant to the plans of reorganization.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations as if the Elpida Acquisition had occurred on September 2, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany activities.  The historical results of operations of the Elpida Group for the eleven months ended May 31, 2013 included a gain of $1,692 million for the forgiveness of debt related to liabilities subject to compromise upon approval of the bankruptcy by the creditors of the Tokyo District Court and for the year ended June 30, 2012 included a $2,828 million loss for impairment of long-lived assets. No adjustment was made to the unaudited pro forma financial information for these items, consistent with the requirements for preparation for the pro forma financial information. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Elpida Acquisition occurred on September 2, 2011.

	2013	2012
Net sales	$12,494	$11,492
Net income (loss)	3,725	(4,422)
Net income (loss) attributable to Micron	3,670	(4,454)
Earnings (loss) per share:
Basic	$3.59	$(4.49)
Diluted	3.47	(4.49)

The unaudited pro forma financial information for 2013 includes our results for the year ended August 29, 2013, which includes one month of results from the Elpida Group following the closing of the Elpida Acquisition, and the results of the Elpida Group, including the adjustments described above, for the eleven months ended May 31, 2013. The pro forma information for 2012 includes our results for the year ended August 30, 2012 and the results of the Elpida Group, including the adjustments described above, for the year ended June 30, 2012.

Investments

As of August 29, 2013 and August 30, 2012, available-for-sale investments, including cash equivalents, were as follows:

As of	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,188	$—	$—	$1,188	$2,159	$—	$—	$2,159
Corporate bonds	414	1	(1)	414	233	1	—	234
Certificates of deposit	349	—	—	349	31	—	—	31
Government securities	168	—	—	168	144	—	—	144
Asset-backed securities	97	—	—	97	77	—	—	77
Commercial paper	61	—	—	61	39	—	—	39
Marketable equity securities	6	—	—	6	10	—	—	10
	$2,283	$1	$(1)	$2,283	$2,693	$1	$—	$2,694

As of August 29, 2013, no available-for-sale security had been in a loss position for longer than 12 months. During 2013 and 2012, we recognized other-than-temporary impairments of our marketable equity securities of $4 million and $11 million, respectively.

The table below presents the amortized cost and fair value of available-for-sale debt securities, including cash equivalents, as of August 29, 2013 by contractual maturity:

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$1,188	$1,188
Due in 1 year or less	596	596
Due in 1 - 2 years	224	224
Due in 2 - 4 years	253	253
Due after 4 years	16	16
	$2,277	$2,277

Net unrealized holding gains reclassified out of accumulated other comprehensive income from sales of available-for-sale securities were $31 million for 2012 and were not significant for any other period presented. Proceeds from the sales of available-for-sale securities for 2013, 2012 and 2011 were $526 million, $149 million and $1 million, respectively. Gross realized gains from sales of available-for-sale securities were $34 million for 2012 and gross realized gains and losses for all other periods presented were not significant.

Receivables

As of	2013	2012
Trade receivables (net of allowance for doubtful accounts of $5 and $5, respectively)	$2,069	$933
Income and other taxes	74	80
Related party receivables	8	63
Other	178	213
	$2,329	$1,289

Related party receivables primarily included amounts due from Aptina related to certain manufacturing services agreements. (See "Equity Method Investments" note.)

As of August 29, 2013 and August 30, 2012, other receivables included $2 million and $63 million, respectively, from our currency hedges. As of August 29, 2013 and August 30, 2012, other receivables included $34 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  As of August 30, 2012, other receivables also included $17 million due from Nanya for amounts related to DRAM product design and process development activities under a cost-sharing agreement. (See "Derivative Financial Instruments," "Consolidated Variable Interest Entities" and "Equity Method Investments" notes.)

Inventories

As of	2013	2012
Finished goods	$796	$512
Work in process	1,719	1,148
Raw materials and supplies	134	152
	$2,649	$1,812

Property, Plant and Equipment

As of	2013	2012
Land	$86	$92
Buildings (includes $209 and $196, respectively, for capital leases)	4,835	4,714
Equipment (includes $1,305 and $919, respectively, for capital leases)	15,600	15,653
Construction in progress	84	43
Software	315	323
	20,920	20,825
Accumulated depreciation (includes $463 and $253, respectively, for capital leases)	(13,294)	(13,722)
	$7,626	$7,103

Depreciation expense was $1,721 million, $2,053 million and $2,026 million for 2013, 2012 and 2011, respectively. Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $22 million as of August 29, 2013 and $25 million as of August 30, 2012 and land held for development of $54 million as of August 29, 2013.

As of August 29, 2013, production equipment and buildings with a carrying value of $541 million were collateral under various notes payable. (See "Debt – Other Notes Payable" note.)

Equity Method Investments

As of	2013		2012
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$344	35%	$370	40%
Tera Probe	40	40%	—	—%
Other	12	Various	19	Various
	$396		$389

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

For the year ended	2013	2012	2011
Inotera	$(79)	$(189)	$(112)
Other	(4)	(105)	(46)
	$(83)	$(294)	$(158)

The summarized financial information in the tables below reflects aggregate amounts for all of our equity method investees. Financial information is presented as of the respective dates and for the periods through which we recorded our proportionate share of each investee's results of operations. Summarized results of operations are presented only for the periods subsequent to the acquisition of our ownership interest.

As of	2013	2012
Current assets	$1,018	$724
Noncurrent assets	2,634	3,024
Current liabilities	1,912	2,519
Noncurrent liabilities	435	155

For the years ended	2013	2012	2011
Net sales	$1,788	$1,798	$1,839
Gross margin	1	(451)	(268)
Operating loss	(203)	(751)	(559)
Net loss	(188)	(793)	(594)

Transform began using the liquidation basis of accounting in June 2012. Transform's statement of net assets (liabilities) in liquidation included $9 million of assets and $8 million of liabilities as of August 29, 2013 and $29 million of assets and $14 million of liabilities as of August 30, 2012, which were excluded from the table above. Additionally, Transform's statement of changes in net assets (liabilities) in liquidation for the fourth quarter of 2012 included a decrease in the estimated fair values of net assets of $67 million. Activity for 2013 was not significant. (See "Transform" below).

As of August 29, 2013, our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $344 million and primarily included our Inotera investment balance.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  In March 2012, we contributed $170 million to Inotera, which increased our ownership percentage to 40%. On May 28, 2013, Inotera issued 634 million common shares to Nanya and certain of its affiliates in a private placement at a price equal to 9.47 New Taiwan dollars per share (approximately $0.32 U.S. dollars), which was in excess of our carrying value per share. As a result of the issuance, our ownership interest decreased to 35% and we recognized a gain of $48 million in 2013. As of August 29, 2013, we held a 35% ownership interest in Inotera, Nanya and certain of its affiliates held a 36% ownership interest and the remaining ownership interest was publicly held.

As of August 29, 2013 the market value of our equity interest in Inotera was $854 million based on the closing trading price of its shares in an active market. As of August 29, 2013 and August 30, 2012, there were gains of $44 million and $49 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

The net carrying value of our initial and subsequent investments was less than our proportionate share of Inotera's equity at the time of those investments.  These differences are being amortized as a net credit to earnings through equity in net income (loss) of equity method investees (the "Inotera Amortization").  For both 2012 and 2011, we recognized $48 million of Inotera Amortization. As of August 30, 2012, the remaining amount of unrecognized Inotera Amortization was not significant.

As of June 30, 2013, Inotera's current liabilities exceeded its current assets by $1.0 billion, which exposes Inotera to liquidity risk. Additionally, Inotera incurred net losses of $541 million for its fiscal year ended December 31, 2012. As of June 30, 2013, Inotera was not in compliance with certain of its loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera has applied for a waiver from complying with the June 30, 2013 financial covenants. Inotera's management has implemented plans to improve its liquidity and for Inotera's six-month period ended June 30, 2013, Inotera generated net income of $91 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year.

In the second quarter of 2012, we loaned $133 million to Inotera under a 90-day note with a stated annual interest rate of 2% to facilitate the purchase of capital equipment necessary to implement new process technology. The loan was repaid to us with accrued interest in March 2012.

On January 17, 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement"), retroactively effective beginning on January 1, 2013, between us and Inotera under which we are obligated to purchase for an initial period through January, 2016, substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. Under applicable accounting guidance, the Inotera Supply Agreement is treated as containing an embedded operating lease with respect to Inotera's production assets during the initial three-year term of the lease. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Under these agreements, we purchased $1,260 million, $646 million, and $641 million of DRAM products in 2013, 2012 and 2011 respectively. In 2012, we recognized losses on our purchase commitment under the Inotera Supply Agreement of $17 million, $19 million and $40 million in our fourth, second and first quarters, respectively. In 2011, we recognized purchase commitment losses of $28 million, $3 million, $12 million and $11 million in the fourth, third, second and first quarters, respectively.

Under a cost-sharing arrangement effective through December 31, 2012, we generally shared DRAM process and design development costs with Nanya. As a result of the January 17, 2013 agreements, which were retroactively effective beginning on January 1, 2013, Nanya no longer participates in the joint development program. Pursuant to the cost-sharing arrangement, our research and development ("R&D") costs were reduced by $19 million, $138 million, and $141 million in 2013, 2012 and 2011, respectively.  In addition, we recognized royalty revenue from Nanya of $3 million, $11 million, and $25 million in 2013, 2012 and 2011, respectively, for sales of DRAM products manufactured by or for Nanya on process nodes of 50nm or higher.

Tera Probe

On July 31, 2013, we acquired, as an asset of Elpida, a 40% interest in Tera Probe, Inc. ("Tera Probe"), a Japanese-based company mainly engaged in wafer testing and contract wafer-level package testing services. Our investment in Tera Probe was valued at $40 million, based on the aggregate trading price of the shares in an active market on the acquisition date (Level 1 fair value measurements). The net carrying value of our investment was less than our proportionate share of Tera Probe's equity at the time of our investment, and the difference is being amortized as a net credit to earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of August 29, 2013, $35 million of unamortized Tera Probe Amortization was being recognized over a weighted-average period of 7 years.

As of August 29, 2013, based on the closing trading price of Tera Probe's shares in an active market, the market value of our equity interest was $30 million. We evaluated our investment in Tera Probe and concluded that the decline in the market value below carrying value was not an other-than-temporary impairment primarily because of the limited amount of time the fair value was below the carrying value, the subsequent recovery and historical volatility of the stock price.

Tera Probe performs probe services for certain of our manufacturing processes. Included in cost of goods sold for 2013 is $13 million for probe services performed by Tera Probe.

Other

Transform: In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin. As of August 29, 2013, we and Origin each held a 50% ownership interest in Transform.  As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million in 2012. As of August 30, 2012, Transform's operations were substantially discontinued.

Other noncurrent assets as of August 30, 2012 included $26 million for a portion of our Boise, Idaho manufacturing facilities leased to Transform and other noncurrent liabilities included $26 million for deferred rent revenue on the fully-paid lease. In 2013, Transform terminated the lease and, as a result, we recognized a gain of $25 million from the termination.

During 2012 and 2011, we and Origin each contributed $17 million and $30 million, respectively, of cash to Transform.  We recognized net sales of $13 million and $20 million in 2012 and 2011, respectively, for transition services provided to Transform. Revenue on our sales to Transform approximated costs. Revenue and associated costs for 2013 were not significant.

Aptina: Other equity method investments included a 31% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses.

Through May 3, 2013, we manufactured components for CMOS image sensors for Aptina under a wafer supply agreement.  For 2013, 2012 and 2011, we recognized net sales of $182 million, $372 million and $349 million, respectively, from products sold to Aptina, and cost of goods sold of $219 million, $395 million and $358 million, respectively. On May 3, 2013, we assigned to LFoundry our supply agreement with Aptina to manufacture image sensors at our 200mm Avezzano facility. (See "Restructure and Asset Impairments - Micron Technology Italia, S.r.l." note.)

In connection with the sale of our 200mm Avezzano facility to LFoundry, on May 22, 2013, we entered into a short-term, interest-free, unsecured loan agreement with Aptina that allowed Aptina to borrow up to $45 million, drawn at their option, in three equal tranches through July 2013. Principal amounts drawn are due in three equal payments from September 2013 to January 2014. As of August 29, 2013, other current assets included $45 million for amounts due under the short-term loan agreement.

Intangible Assets

As of	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$642	$(269)	$575	$(234)
Customer relationships	127	(114)	127	(98)
Other	—	—	1	—
	$769	$(383)	$703	$(332)

During 2013 and 2012, we capitalized $100 million and $47 million, respectively, for product and process technology with weighted-average useful lives of 7 years and 10 years, respectively. Amortization expense was $83 million, $88 million and $79 million for 2013, 2012 and 2011, respectively.  Annual amortization expense is estimated to be $90 million for 2014, $73 million for 2015, $65 million for 2016, $54 million for 2017 and $44 million for 2018.

Accounts Payable and Accrued Expenses

As of	2013	2012
Accounts payable	$1,048	$818
Related party payables	374	130
Salaries, wages and benefits	267	290
Customer advances	140	141
Income and other taxes	47	25
Other	239	237
	$2,115	$1,641

As of August 29, 2013 and August 30, 2012, related party payables included $345 million and $130 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement. As of August 29, 2013, related party payables also included $29 million due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of August 29, 2013 and August 30, 2012, customer advances included $134 million and $139 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. In addition, as of August 30, 2012, other noncurrent liabilities included $120 million, respectively, from this agreement. (See "Consolidated Variable Interest Entities – IM Flash" note.)

As of August 30, 2012, other accounts payable and accrued expenses included $51 million of liabilities associated with currency hedges executed in connection with the Sponsor Agreement and Rexchip Share Purchase Agreement. As of August 29, 2013 and August 30, 2012, other accounts payable and accrued expenses included $8 million and $14 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Derivative Financial Instruments" and "Consolidated Variable Interest Entities – IM Flash" notes.)

Debt

As of	2013	2012
Elpida creditor installment payments	$1,644	$—
Capital lease obligations	1,252	883
2014 convertible senior notes	465	860
2027 convertible senior notes	147	141
2031A convertible senior notes	277	265
2031B convertible senior notes	253	243
2032C convertible senior notes	463	451
2032D convertible senior notes	369	361
2033E convertible senior notes	272	—
2033F convertible senior notes	260	—
Other notes payable	635	58
	6,037	3,262
Less current portion	1,585	224
	$4,452	$3,038

Our senior notes are unsecured obligations ranking equally in right of payment with all of our other existing and future unsecured indebtedness, and are effectively subordinated to all of our other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  The convertible notes and the Intel note of Micron Technology, Inc. ("MTI") of $2,531 million are structurally subordinated to $1,863 million of other notes payable of its subsidiaries and capital lease obligations.  MTI guarantees certain debt obligations of its subsidiaries. MTI does not guarantee the Elpida creditor installment payments.  MTI's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of its other existing and future unsecured indebtedness.

Elpida Creditor Installment Payments

The Elpida Companies are currently subject to corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Both of the Elpida Companies have adopted plans of reorganization which set forth the treatment of the Elpida Companies' pre-petition creditors and their claims, which plans were approved by the Elpida Companies' creditors and the Tokyo District Court in February 2013. Under Elpida's plan of reorganization, secured creditors will recover 100% of the amount of their fixed claims and unsecured creditors will recover at least 17.4% of the amount of their fixed claims. The actual recovery of unsecured creditors will be higher, however, based on events and circumstances that occur following the plan approval. The remaining portion of the unsecured claims will be discharged, without payment, over the period that payments are made pursuant to the plans of reorganization. The plans of reorganization provide for the Elpida Companies' pre-petition creditors to be paid in seven installments. Elpida's secured creditors will be paid in full on or before the sixth installment payment date, while the unsecured creditors will be paid in seven installments. Akita's plan of reorganization provides that secured creditors will recover 100% of the amount of their claims, whereas unsecured creditors will recover at least 19% of the amount of their claims. The secured creditors of Akita will be paid in full on the first installment payment date, while the unsecured creditors will be paid in seven installments.

Under the terms and conditions of the Elpida Companies' respective plans of reorganization, the Elpida Companies are obligated to pay 200 billion yen (or the equivalent of $2.05 billion based on exchange rates as of August 29, 2013), less certain expenses of their reorganization proceedings and certain other items, to the secured and unsecured creditors (the "Elpida Creditor Installment Payments") in respect of the Elpida Companies' pre-petition creditors and their related claims. Substantially all of the $615 million we paid in connection with the acquisition of Elpida was deposited into accounts that are legally restricted for payment to the secured and unsecured creditors of Elpida in October 2013. The remaining 140 billion yen is due in six annual installments payable at the end of each calendar year beginning in 2014, with payments of 20 billion yen in each of 2014 through 2017, and payments of 30 billion yen in each of 2018 and 2019. Pursuant to the terms of the Sponsor Agreement, we entered into a series of agreements with the Elpida Companies, including supply agreements, research and development services agreements and general services agreements, which are intended to generate more stable operating cash flows to meet the requirements of the Elpida Companies' businesses, including the funding of the Elpida Creditor Installment Payments.

The remaining 140 billion yen of installment payments are also to be deposited into accounts that are legally restricted for settlement of the Elpida Creditor Installment Payments and will be directed by the trustees of the Elpida Companies to the secured and unsecured creditors of the Elpida Companies. A portion of the amounts are also subject to adjustment for certain expenses of the reorganization proceedings and certain other items. Additionally, settlements of certain pre-petition intercompany obligations between Elpida, Akita and Rexchip are included in the amounts scheduled to be deposited into the restricted cash account, but are eliminated in consolidation and therefore are excluded from our consolidated obligation to the secured and unsecured creditors of the Elpida Group. Also, a portion of each installment amount payable to the creditors of the Elpida Companies will continue to be restricted by the trustees of the Elpida Companies in the event that any outstanding claims, which were not treated as fixed claims under the plans of reorganization at the time the plans were filed with the Japan Court, become fixed claims. These fixed claims will be paid under the plans of reorganization in the same manner as the fixed claims of other creditors. To the extent the aggregate amounts reserved from the installment payments exceed the aggregate amounts payable with respect to these unfixed claims once they become fixed, the excess amounts reserved will be distributed to unsecured creditors with respect to their fixed claims, resulting in an increased recovery for the unsecured creditors out of the installment payments. To the extent the aggregate amounts reserved are less than the aggregate amounts payable with respect to these unfixed claims once they become fixed, the Elpida Companies would be responsible to fund any shortfall to ensure that the creditors receive the minimum recovery to which they are entitled under the plans of reorganization with respect to these claims. As a result, there is a possibility that the total amount payable by the Elpida Companies to their creditors under the plans of reorganization will exceed 200 billion yen. In addition, certain of these unfixed claims may be resolved pursuant to settlement arrangements or other post-petition agreements and a substantial portion of the amounts payable under such agreements may have to be funded by the Elpida Companies outside of the plans of reorganization.

The Elpida Creditor Installment Payments were recognized at the acquisition date fair value, which reflects the present value of the Elpida Creditor Installment Payments, discounted using a rate based on indices of leveraged loan markets, adjusted for security-specific risks of the installment payments. As of August 29, 2013, the discount is being accreted to interest expense over the remaining term of the Elpida Creditor Installment Payments, resulting in an effective interest rate of 6.25%.

The following table presents the amounts scheduled under the Sponsor Agreement to be restricted for settlement of the Elpida Creditor Installment Payments, the estimated amounts payable to the secured and unsecured creditors of the Elpida Companies (stated in Japanese yen and U.S. dollars) and the amount of unamortized discount.

As of August 29, 2013	Scheduled Deposits of Restricted Cash	Estimated Payments to Elpida Creditors
July 31, 2013	¥60,000	¥—	$—
2014	—	52,270	532
2015	20,000	20,267	206
2016	20,000	20,135	205
2017	20,000	20,003	204
2018	20,000	19,871	202
2019	30,000	28,508	290
2020	30,000	32,242	330
	¥200,000	¥193,296	$1,969
Less unamortized discount			(325)
Elpida Creditor Installment Payments			$1,644

Capital Lease Obligations

We have various capital lease obligations due in periodic installments with a weighted-average remaining term of 4.0 years and weighted-average effective interest rates of 4.1% as of 2013 and 4.9% as of 2012. In 2013, we received $126 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $126 million at a weighted-average effective interest rate of 4.3%, payable in periodic installments through July 2017. On July 31, 2013, in connection with our acquisition of the Elpida Companies and purchase of the Rexchip shares from Powerchip, we recorded $377 million of capital lease obligations at a weighted-average effective interest rate of 3.2%, payable in periodic installments with a weighted-average remaining term of 5.5 years. In 2012, we received $609 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $609 million at a weighted-average effective interest rate of 4.2%, payable in periodic installments through August, 2016.

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

Conversion prices per share and the conversion value in excess of principal for our convertible notes were as follows:

	Initial Conversion			Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal(3)
	Outstanding Principal	Price Per Share	Number of Shares(1)		2013	2012
2014 Notes	$485	14.23	34.1	18.50	$—	$—
2027 Notes	175	10.90	16.1	14.17	43	—
2031A Notes	345	9.50	36.3	12.35	148	—
2031B Notes	345	9.50	36.3	12.35	148	—
2032C Notes	550	9.63	57.1	12.52	225	—
2032D Notes	450	9.98	45.1	12.97	162	—
2033E Notes	300	10.93	27.4	14.21	72	—
2033F Notes	300	10.93	27.4	14.21	72	—
(1)Shares issuable, upon conversion, for the principal amount of the notes.
(2)Holders may convert their notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in a 30 trading day period ending on the last trading day of the immediately preceding calendar quarter is 130% of the initial conversion price per share.
(3)Based on our closing share price of $13.57 and $6.18 as of August 29, 2013 and August 30, 2012, respectively.

The debt and equity components of all of our convertible notes outstanding as of August 29, 2013 were required to be accounted for separately. Principal and carrying amounts of the liability components for our convertible notes were as follows:

As of		2013			2012
	Term (Years)(1)	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
2014 Notes	1	$485	$(20)	$465	$949	$(89)	$860
2027 Notes	4	175	(28)	147	175	(34)	141
2031A Notes	5	345	(68)	277	345	(80)	265
2031B Notes	7	345	(92)	253	345	(102)	243
2032C Notes	6	550	(87)	463	550	(99)	451
2032D Notes	8	450	(81)	369	450	(89)	361
2033E Notes	4	300	(28)	272	—	—	—
2033F Notes	6	300	(40)	260	—	—	—
(1)Expected term for amortization of the remaining debt discount as of August 29, 2013.

Carrying amounts of the equity components for our convertible notes were as follows:

As of	2013	2012
2014 Notes	$353	$368
2027 Notes	40	40
2031A Notes	89	89
2031B Notes	109	109
2032C Notes	101	101
2032D Notes	90	90
2033E Notes	30	—
2033F Notes	42	—

Interest expense for our convertible notes was as follows:

For the year ended	2013	2012	2011
Contractual interest expense:
2014 Notes, stated rate of 1.875%	$13	$18	$19
2027 Notes, stated rate of 1.875%	3	3	3
2031A Notes, stated rate of 1.5%	5	5	1
2031B Notes, stated rate of 1.875%	6	6	1
2032C Notes, stated rate of 2.375%	13	5	—
2032D Notes, stated rate of 3.125%	14	5	—
2033E Notes, stated rate of 1.625%	3	—	—
2033F Notes, stated rate of 2.125%	3	—	—
	60	42	24

Amortization of discount and issuance costs:
2014 Notes, effective rate of 7.9%	37	47	46
2027 Notes, effective rate of 6.9%	7	6	5
2031A Notes, effective rate of 6.5%	12	11	1
2031B Notes, effective rate of 7.0%	10	10	1
2032C Notes, effective rate of 6.0%	14	5	—
2032D Notes, effective rate of 6.3%	9	3	—
2033E Notes, effective rate of 4.5%	4	—	—
2033F Notes, effective rate of 4.9%	3	—	—
	96	82	53
	$156	$124	$77

2014 Notes

In May 2007, we issued $1.3 billion of aggregate principal amount of the 2014 Notes due June 2014, of which $464 million was repurchased on February 12, 2013 and $351 million was extinguished in 2011 in connection with debt restructures (see "Debt Restructure" below). The initial conversion rate of the 2014 Notes is 70.2679 shares of common stock per $1,000 principal amount, or approximately $14.23 per share. Interest is payable in June and December of each year.

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

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our intent to settle the principal amount of the 2014 Notes in cash upon conversion. As a result, upon conversion of the 2014 Notes, only the amounts payable in excess of the principal amounts of the 2014 Notes are considered in diluted earnings per share under the treasury stock method.

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

Termination of Conversion Rights: We may elect to terminate the conversion right of the 2027 Notes if the daily volume weighted average price of our common stock is greater than or equal to 130% of the conversion price (approximately $14.17 per share) for at least 20 trading days during any 30 consecutive trading day period. If we terminate the conversion right prior to June 1, 2014 and any 2027 Notes are converted in connection with the termination, we will pay a make-whole premium equal to the accrued interest as of the conversion date plus the present value of remaining interest that would have been paid through June 1, 2014, discounted using a U.S. Treasury bond with an equivalent term. Subject to the terms of the indenture, we may, at our election, deliver shares of common stock in lieu of cash with respect to this make-whole payment.

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

Upon conversion, we will pay cash up to the lesser of the aggregate principal amount and the conversion value and cash, shares of common stock or a combination of cash and shares of common stock, at our option, for any remaining conversion obligations. As a result of the conversion provisions in the indenture, upon conversion of the 2031 Notes, only the amounts payable in excess of the principal amounts of the 2031 Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2031A Notes on or after August 5, 2013 and the 2031B Notes on or after August 5, 2014 if the last reported sale price of our common stock has been at least 130% of the conversion price (approximately $12.35 per share) for at least 20 trading days during any 30 consecutive trading day period. The redemption price will equal the principal amount plus accrued and unpaid interest. If we redeem the 2031A Notes prior to August 5, 2015, or the 2031B Notes prior to August 5, 2016, we will also pay a make-whole premium in cash equal to the present value of all remaining scheduled payments of interest on the 2031 Notes from the redemption date to August 5, 2015 for the 2031A Notes and through August 5, 2016 for the 2031B Notes, using a discount rate equal to 150 basis points.

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

Conversion Rights: Holders may convert their 2032 Notes under the following circumstances: (1) if the 2032 Notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (approximately $12.52 per share for the 2032C Notes and $12.97 per share for the 2032D Notes) of the 2032C or 2032D Notes; (3) if the trading price of the 2032C or 2032D Notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2032C or 2032D Notes during the periods specified in the indenture; (4) if specified distributions or corporate events occur, as set forth in the indenture for the 2032 Notes; or (5) at any time after February 1, 2032.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our intent to settle the principal amount of the 2032 Notes in cash upon conversion. As a result, upon conversion of the 2032 Notes, only the amounts payable in excess of the principal amounts of the 2032 Notes are considered in diluted earnings per share under the treasury stock method.

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

2033E and 2033F Notes

On February 12, 2013, we issued $300 million of Convertible Senior Notes due February 2033 (the "2033E Notes") and $300 million of Convertible Senior Notes due February 2033 (the "2033F Notes" and together with the 2033E Notes, the "2033 Notes"). Issuance costs for the 2033 Notes totaled $16 million. The initial conversion rate for the 2033 Notes is 91.4808 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $10.93 per share of common stock. Interest is payable in February and August of each year.

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

Upon conversion, we will pay cash equal to the lesser of the aggregate principal amount and the conversion value of the notes being converted and cash, shares of common stock or a combination of cash and shares of common stock, at our option, for any remaining conversion obligation. As a result, upon conversion of the 2033 Notes, only the amounts payable in excess of the principal amounts of the 2033 Notes are considered in diluted earnings per share under the treasury stock method.

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

Other Notes Payable

On August 27, 2013, we borrowed $312 million under a four-year term loan, collateralized by a security interest in certain production equipment. Principal is payable in equal quarterly installments, commencing on November 27, 2013. Interest accrues at a variable rate equal to the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin of 3.25% per annum, payable quarterly in arrears. Also on August 27, 2013, we entered into a variable-for-fixed interest rate swap calculated on an aggregate notional amount equal to the scheduled outstanding balance of the loan. The interest rate swap effectively fixed the rate at 4.2% per annum. The facility agreement contains customary covenants, limitations or restrictions our ability to create liens or dispose of the equipment securing the facility agreement. The facility also contains a covenant requiring us to ensure that the ratio of the outstanding loan to the fair market value of the equipment that secures the loan does not exceed 0.8 to 1.0. If such ratio is exceeded, we are required to grant a charge over additional equipment and/or prepay the loan in an amount sufficient to reduce such ratio to 0.8 to 1.0 or less. The facility agreement also contains customary events of default which could result in the acceleration of all amounts and cancellation of all commitments under the facility agreement. As of August 29, 2013, the outstanding balance was $309 million.

On October 2, 2012, we entered into a facility agreement to obtain financing collateralized by semiconductor production equipment.  Subject to customary conditions, we could draw up to $214 million under the facility agreement.  Amounts drawn are payable in 10 equal semi-annual installments beginning six months after the draw date.  On October 18, 2012, we drew $173 million with interest at 2.4% per annum.  On January 31, 2013, we drew the remaining $41 million with interest at 2.4% per annum. The facility agreement contains customary covenants and events of default. As of August 29, 2013, the outstanding balance was $191 million.

On July 31, 2013, in connection with our acquisition of the Elpida Companies and purchase of the Rexchip shares from Powerchip, we recorded a note payable of $120 million, which is collateralized by building and certain production equipment.  The note is denominated in New Taiwan dollars. Principal on the note is payable in equal quarterly installments through May 2016 and accrued interest is payable monthly. Interest accrues at a variable rate of 0.85% above the secondary market rate for 90-day New Taiwan dollar commercial paper, subject to a minimum interest rate of 2.50% per annum. As of August 29, 2013, the outstanding balance was $110 million.

In connection with the IM Flash joint venture agreements, on April 6, 2012, we borrowed $65 million under a two-year senior unsecured promissory note from Intel, payable in approximately equal quarterly installments with interest at a rate of three-month LIBOR minus 50 basis points. The proceeds of the loan are to be used to fund purchases of equipment relating to the research and development or manufacturing of certain emerging memory technologies. As of August 29, 2013, the outstanding balance was $25 million. (See "Consolidated Variable Interest Entities – IM Flash" note.)

Revolving Credit Facilities

On September 5, 2012, we entered into a three-year revolving credit facility. Under this credit facility, we can draw up to the lesser of $255 million or 80% of the net outstanding balance of certain trade receivables. Amounts drawn would be collateralized by a security interest in such receivables. The availability of the facility is subject to certain customary conditions, including the absence of any event or circumstance that has a material adverse effect on our business or financial condition. The revolving credit facility contains customary covenants and a repayment provision in the event that the maximum aging of the receivables exceeds a specified threshold. Interest is payable monthly on any outstanding principal balance at a variable rate equal to the 30-day Singapore Interbank Offering Rate plus 2.8% per annum. As of August 29, 2013, we had not drawn any of the $255 million available under this facility.

On June 27, 2013, we entered into a senior secured three-year revolving credit facility, collateralized by a security interest in certain trade receivables. Under this facility, we can draw up to 85% of the net outstanding balance of certain trade receivables, subject to certain adjustments, including an availability block that has the effect of limiting the maximum committed draw amount to approximately $153 million. The revolving credit facility contains customary covenants and conditions, including as a funding condition the absence of any event or circumstance that has a material adverse effect on our business or financial condition.  Generally, interest is payable on any outstanding principal balance at a variable rate equal to the LIBOR plus a spread from 1.5% to 2.0%, or at our option, at a rate equal to an alternate base rate (defined as the highest of (1) the prime rate, (2) one-month LIBOR plus 1.0% or (3) the Federal Funds Effective Rate) plus a spread from 0.5% to 1.0%.  In either case, the spread added to the applicable interest rate basis varies depending upon the amount of the monthly average undrawn availability under the facility. As of August 29, 2013, we had not drawn any of the $153 million available under this facility.

2013 Notes Conversion

In 2012, we provided a written notice that we would redeem our 2013 convertible senior notes on June 4, 2012. As of June 4, 2012, the entire $139 million of principal amount of the 2013 Notes had been converted by holders into 27.3 million shares. We were required to pay a make-whole premium of $9 million, which is reflected in interest expense.

Debt Restructure

On February 12, 2013, we repurchased $464 million of aggregate principal amount of our 2014 Notes for $477 million in privately negotiated transactions. The liability and equity components of the 2014 Notes were stated separately pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. Accordingly, the repurchase resulted in the derecognition of $431 million in debt for the principal amount (net of $33 million of debt discount) and $15 million in additional capital for the equity component. We recognized a charge of $31 million associated with the early repurchase, based on the estimated $462 million fair value of the debt component and the $431 million carrying value (net of unamortized discount) of the notes repurchased. The fair value of the debt component was estimated using an interest rate for non-convertible debt, with terms similar to the debt component of the 2014 Notes on a stand-alone basis issued by entities with credit ratings similar to ours at the repurchase date (Level 2 fair value measurements).

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

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 29, 2013, maturities of notes payable, including the Elpida Creditor Installment Payments, and future minimum lease payments under capital lease obligations were as follows:

As of August 29, 2013	Notes Payable	Capital Lease Obligations
2014	$1,203	$449
2015	367	349
2016	356	307
2017	500	85
2018	869	41
2019 and thereafter	2,263	135
Discounts and interest, respectively	(773)	(114)
	$4,785	$1,252

Commitments

As of August 29, 2013, we had commitments of approximately $775 million for the acquisition of property, plant and equipment.  We lease certain facilities and equipment under operating leases.  Total rental expense was $41 million, $48 million and $69 million for 2013, 2012 and 2011, respectively.  As of August 29, 2013, minimum future rental commitments are as follows:

As of August 29, 2013	Operating Lease Commitments
2014	$22
2015	14
2016	12
2017	11
2018	10
2019 and thereafter	37
$106

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

We are engaged in litigation with Rambus, Inc. ("Rambus") relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus related to patent matters are pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy. On August 28, 2000, we filed a complaint against Rambus in the U.S. District Court for the District of Delaware seeking declaratory and injunctive relief. The complaint alleges, among other things, various anticompetitive activities and also seeks a declaratory judgment that certain Rambus patents are invalid and/or unenforceable. Rambus subsequently filed an answer and counterclaim in Delaware alleging, among other things, infringement of twelve Rambus patents and seeking monetary damages and injunctive relief. We subsequently added claims and defenses based on Rambus' alleged spoliation of evidence and litigation misconduct. The spoliation and litigation misconduct claims and defenses were heard in a bench trial before Judge Robinson in October 2007. On January 9, 2009, Judge Robinson entered an opinion in our favor holding that Rambus had engaged in spoliation and that the twelve Rambus patents in the suit were unenforceable against us. Rambus subsequently appealed the decision to the U.S. Court of Appeals for the Federal Circuit. On May 13, 2011, the Federal Circuit affirmed Judge Robinson's finding of spoliation, but vacated the dismissal sanction and remanded the case to the Delaware District Court for analysis of the remedy based on the Federal Circuit's decision. On January 2, 2013, Judge Robinson entered a new opinion in our favor holding that Rambus had engaged in spoliation, that Rambus' spoliation was done in bad faith, that the spoliation prejudiced us, and that the appropriate sanction was to declare the twelve Rambus patents in the suit unenforceable against us.  On March 27, 2013, Rambus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. Separately, on January 13, 2006, Rambus filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that certain of our DDR2, DDR3, RLDRAM and RLDRAM II products infringe as many as fourteen Rambus patents and seeking monetary damages, treble damages, and injunctive relief. The Northern District of California Court stayed the trial of the patent phase of the Northern District of California case upon appeal of the Delaware spoliation issue to the Federal Circuit.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively "Elpida"). The complaint alleges that certain of our DRAM and image sensor products infringe two U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs' case against Elpida is stayed. On August 21, 2013, the Court granted a motion by the plaintiffs to amend the complaint to assert two additional patents against us and one additional patent against Elpida.

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

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On September 24, 2013, the Court entered an order staying our case pending the resolution of co-pending cases brought by Semcon Tech, LLC against Applied Materials and Ebara Technologies, Inc.

On December 7, 2007, Tessera, Inc. filed a patent infringement against Elpida Memory, Inc., Elpida Memory (USA) Inc. (collectively "Elpida"), and numerous other defendants, in the United States District Court for the Eastern District of Texas. The complaint alleges that certain Elpida products infringe four U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. Prior to answering the complaint, Elpida and other defendants filed motions to stay the case pending final resolution of a case before the International Trade Commission ("ITC") against Elpida and other respondents, alleging infringement of the same patents asserted in the Eastern District of Texas case (In The Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same (III), ITC No. 337-TA-630 (the "ITC Action")). On February 25, 2008, the Eastern District of Texas Court granted the defendants' motion to stay the action. On December 29, 2009, the ITC issued a Notice of Final Determination in the ITC Action finding no violation by Elpida. Tessera Inc. subsequently appealed the matter to the U.S. Court of Appeals for the Federal Circuit. On May 23, 2011, the Federal Circuit affirmed the ITC's Final Determination. The Eastern District of Texas case currently remains stayed.

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

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases were removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We had paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

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

Securities Matters

On July 12, 2013, seven former shareholders of Elpida Memory, Inc. (“Elpida”) filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of Elpida as of February 2013. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of Elpida and deceive shareholders prior to Elpida filing a petition for corporate reorganization on February 27, 2013. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2013, along with attorneys’ fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. Hearings were held on September 25, 2012, February 5, 2013, June 11, 2013 and July 2, 2013. An additional hearing is scheduled for November 12, 2013. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross license, which could have a material adverse effect on our business, results of operation or financial condition. As of August 29, 2013, the Inotera shares purchased from Qimonda had a carrying value of $190 million.

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

Shareholders' Equity

Repurchase of Common Stock

On July 26, 2011, we paid $150 million to repurchase 19.7 million shares of our common stock at $7.60 per share.

Capped Calls

Issued and Outstanding Capped Calls: In July 2011, we entered into capped call transactions (the "2031 Capped Calls") that have an initial strike price which was set to equal, subject to certain adjustments, the initial conversion price of the 2031 Notes. The 2031 Capped Calls are in four equal tranches. In April 2012, we entered into capped call transactions (the "2032C Capped Calls" and "2032D Capped Calls," collectively the "2032 Capped Calls") that have an initial strike price which was set to be, subject to certain adjustments, slightly higher than the initial conversion prices of the 2032C Notes and the 2032D Notes.  The 2032C and 2032D Capped Calls are each in four tranches. On February 6, 2013 and February 12, 2013, we entered into capped call transactions (the "2033E Capped Calls" and "2033F Capped Calls," collectively the "2033 Capped Calls") that have an initial strike price which was set to equal, subject to certain adjustments, the initial conversion price of the 2033 Notes.  We paid $57 million, $103 million and $48 million, to purchase the 2031, 2032 and 2033 Capped Calls, respectively. The capped calls transactions are considered capital transactions and the related cost was recorded as a charge to additional capital. The 2031, 2032 and 2033 Capped Calls are intended to reduce the effect of potential dilution upon conversion of the 2031, 2032 and 2033 Notes, respectively and may be settled in shares or cash, at our election.

The following table presents information related to the issued and outstanding capped calls as of August 29, 2013.

Capped Calls				Strike Price[1]	Cap Price Range		Common Shares Covered	Value at Expiration[2]
	Expiration Dates				Low	High		Minimum	Maximum
2031	Jul 2014	-	Feb 2016	$9.50	$11.40	$13.17	72.6	$—	$207
2032C	May 2016	-	Nov 2017	9.80	14.26	15.69	56.3	—	307
2032D	Nov 2016	-	May 2018	10.16	14.62	16.04	44.3	—	244
2033E	Jan 2018	-	Feb 2018	10.93	14.51	14.51	27.5	—	98
2033F	Jan 2020	-	Feb 2020	10.93	14.51	14.51	27.5	—	98
							228.2	$—	$954
1    Initial strike prices are subject to certain adjustments

[2]
Settlement in cash on the respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below the respective low strike price, to the respective maximum amount if the market price per share of our common stock is at or above the respective high cap price. If share settlement were elected, the number of shares repurchased would be determined by the value of the capped calls at the time of settlement divided by the share price on the settlement date.

Settlement of Capped Calls: Concurrent with the issuance in April 2009 of our 4.25% Convertible Senior Notes due 2013, we entered into capped call transactions (the "2013 Capped Calls") covering approximately 45.2 million shares of common stock with an initial strike price of approximately $5.08 per share and a cap price of $6.64 per share.  The 2013 Capped Calls expired in October 2012 and November 2012.  We elected cash settlement and received $24 million in 2013.

Concurrent with the offering of the 2014 Notes, we purchased capped calls with a strike price of approximately $14.23 per share and various expiration dates between November 2011 and December 2012 (the "2014 Capped Calls").  In the first six months of 2012, 2014 Capped Calls covering 30.4 million shares expired according to their terms.  In April 2012, we settled the remaining 2014 Capped Calls, covering 60.9 million shares, and received a de minimis payment.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, attributable to Micron shareholders at the end of each year, as well as other comprehensive income for the year ended August 29, 2013, were as follows:

	As of August 30, 2012	Other Comprehensive Income (Loss)	As of August 29, 2013
Cumulative foreign currency translation adjustments	$49	$(5)	$44
Gain (loss) on derivatives, net	31	(10)	21
Gain (loss) on investments, net	1	(1)	—
Pension liability adjustments	(1)	(1)	(2)
Accumulated other comprehensive income	$80	$(17)	$63

Derivative Financial Instruments

We are exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the euro, shekel, Singapore dollar and yen.  We are also exposed to currency exchange rate risk for capital expenditures and operating cash flows, primarily denominated in the euro and yen.  In connection with the Elpida Installment Payments, we are exposed to significant currency exchange rate risk for the yen. Additionally, we are exposed to interest rate fluctuation risk on our four-year note payable, under which we borrowed $312 million on August 27, 2013 at a variable interest rate. We use derivative instruments to manage a portion of our exposures to changes in currency exchange rates and variable interest rates.  For exposures associated with our monetary assets and liabilities, our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.  For exposures associated with our capital expenditures and operating cash flows, our primary objective of entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on future cash flows. For exposures associated with our yen-denominated Elpida Installment Payments, our primary objective for entering into currency derivatives is to mitigate risks if those currencies strengthen relative to the U.S. dollar, while preserving some ability for us to benefit if those currencies weaken. For exposures associated with our variable-rate debt, our primary objective is to reduce the volatility that changes in interest rates have on interest expense.

Our currency derivatives consist primarily of forward contracts and currency options and our interest rate derivative consists of interest rate swap agreements.  These derivatives expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of August 29, 2013, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts, was generally equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We also seek to mitigate risk through master netting arrangements (see "Master Netting Arrangements" below).

We have the following risk management programs:

Derivatives without Hedge Accounting Designation

We utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days to hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities.  At the end of each reporting period, monetary assets and liabilities held or denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, maturity, volatility and credit-risk spread (Level 2 fair value measurements).  These options are marked-to-market at the end of each reporting period. Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense).

In connection with the currency exchange rate risk associated with our acquisition of Elpida and the Rexchip shares from the Powerchip Group, we entered into currency exchange transactions (the "Elpida Hedges" and the "Rexchip Hedges" and, together, the "Elpida Acquisition Hedges"). The Elpida Acquisition Hedges were not designated for hedge accounting and were remeasured at fair value each period with gains and losses reflected in other non-operating income (expense). We recorded losses from the Elpida Acquisition Hedges in 2013 of $228 million and gains in 2012 of $8 million. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015.

We entered into interest rate swap contracts that mature in 4 years to hedge against the variability of future interest payments due on our $312 million floating rate debt. We designated 80% of the swaps as cash flow hedges and the remaining 20% were not designated for hedge accounting treatment. Changes in the fair value of the undesignated portion are included in interest income (expense). The fair values of the interest rate swaps are calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements).

Total gross notional amounts and fair values for currency derivatives and interest rate swaps without hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)		Fair Value of
			Current Assets(1)	Noncurrent Assets(2)	(Current Liabilities)(3)
As of August 29, 2013
Currency forward contracts:
Yen	$336		$1	$3	$—
Singapore dollar	218		—	—	—
Euro	217		1	—	(1)
Shekel	78		—	—	(1)
Currency options:
New Taiwan dollar	351		—	—	—
Interest rate swap contracts	62		—	—	—
	$1,262		$2	$3	$(2)

As of August 30, 2012
Forward contracts:
Singapore dollar	$251		$—	$—	$(1)
Euro	173		2	—	(1)
Shekel	65		—	—	(1)
Yen	18		—	—	—
Currency options:
Yen	5,050	(4)	57	—	—
New Taiwan dollar	342		2	—	—
	$5,899		$61	$—	$(3)

(1)	Included in receivables - other.

(2)	Included in other noncurrent assets.

(3)	Included in accounts payable and accrued expenses - other.

(4)	Notional amount includes purchased options of $2,527 million and sold options of $2,523 million for the Elpida Hedges.

For currency forward contracts and options without hedge accounting designation, we recognized net losses of $222 million for 2013, net losses of $17 million for 2012 and net gains of $21 million for 2011, which were included in other non-operating income (expense).

Derivatives with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, maturity, volatility and credit-risk spread (Level 2 fair value measurements). We entered into interest rate swap contracts that mature in 4 years to hedge against the variability in future interest payments due on our $312 million floating rate debt and designated 80% of the swaps as cash flow hedges. The fair values of the interest rate swaps have been calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements).

For derivatives designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  For derivatives hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. Amounts in accumulated other comprehensive income (loss) for interest rate swaps are reclassified to earnings when the related interest payments affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense).  Total gross notional amounts and fair values for derivatives with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of
		Current Assets(1)	(Current Liabilities)(2)
As of August 29, 2013
Currency forward contracts:
Yen	$6	$—	$(1)
Euro	6	—	—
Currency options:
Yen	21	—	(2)
Interest swap contracts:	250	—	—
	$283	$—	$(3)
As of August 30, 2012
Currency forward contracts:
Yen	$108	$2	$—
Euro	35	—	—
Currency options:
Yen	32	—	$—
	$175	$2	$—

(1)	Included in receivables - other.

(2)	Included in accounts payable and accrued expenses - other.

For 2013, 2012 and 2011, we recognized $8 million of net pre-tax derivative losses, $9 million of net derivative losses and $49 million of net derivative gains, respectively, in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant in 2013, 2012 or 2011.  In 2013 and 2012, $1 million and $9 million, respectively, of net gains were reclassified from accumulated other comprehensive income (loss) to earnings. As of August 29, 2013, the amount of pre-tax net derivative gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $4 million.

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

As of August 29, 2013	Current Assets(1)	Noncurrent Assets(2)	(Current Liabilities)(3)
Gross amount	$2	$3	$(5)
Gross amounts offset in the statement of financial position	(1)	—	1
Net amounts presented in the statement of financial position	$1	$3	$(4)
(1) Included in receivables - other.
(2) Included in other noncurrent assets.
(3) Included in accounts payable and accrued expenses - other.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,188	$—	$—	$1,188	$2,159	$—	$—	$2,159
Certificates of deposit	—	38	—	38	—	27	—	27
Commercial paper	—	35	—	35	—	29	—	29
Government securities	—	—	—	—	—	5	—	5
	1,188	73	—	1,261	2,159	61	—	2,220
Short-term investments:
Corporate bonds	—	112	—	112	—	31	—	31
Government securities	—	72	—	72	—	51	—	51
Commercial paper	—	26	—	26	—	10	—	10
Certificates of deposit	—	9	—	9	—	4	—	4
Asset-backed securities	—	2	—	2	—	4	—	4
	—	221	—	221	—	100	—	100
Long-term marketable investments:
Corporate bonds	—	302	—	302	—	203	—	203
Government securities	—	96	—	96	—	88	—	88
Asset-backed securities	—	95	—	95	—	73	—	73
Marketable equity securities	6	—	—	6	5	5	—	10
	6	493	—	499	5	369	—	374
Restricted cash:
Certificates of deposit	—	302	—	302	—	—	—	—
	—	302	—	302	—	—	—	—

	$1,194	$1,089	$—	$2,283	$2,164	$530	$—	$2,694

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of August 29, 2013, no adjustments were made to such pricing information.

Fair Value Measurements on a Nonrecurring Basis

Our non-marketable securities, equity method investments, and non-financial assets such as intellectual property and property, plant and equipment are carried at cost unless impairment is deemed to have occurred.

During the third quarter of 2012, the Board of Directors of Transform approved a liquidation plan. As a result, we impaired our investment in Transform to the estimated liquidation values for its assets and liabilities measured using unobservable inputs (Level 3). Transform's primary assets were semiconductor equipment and a manufacturing facility. The fair values for semiconductor equipment were based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment. Fair value for the facility was determined based on sales of similar facilities and properties in comparable markets. Based on our valuation of Transform's net assets, we recognized an other-than-temporary impairment charge of $69 million in equity in net income (losses) of equity method investees.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	2013		2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$4,167	$2,506	$2,669	$2,321
Elpida creditor installment payments and other notes	2,269	2,279	56	58

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

Equity Plans

As of August 29, 2013, we had an aggregate of 160.2 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 83.8 million shares were subject to outstanding awards and 76.4 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

Our stock options are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options issued after September 2004 generally expire six years from the date of grant. All other options expire ten years from the grant date.

Option activity for 2013 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at August 30, 2012	95.7	$8.42
Granted	17.8	6.62
Exercised	(22.8)	6.60
Cancelled or expired	(19.9)	12.47
Outstanding at August 29, 2013	70.8	7.41	3.3	$439

Exercisable at August 29, 2013	31.2	$8.21	1.8	$170
Expected to vest after August 29, 2013	37.6	6.78	4.4	255

The weighted-average grant-date fair value per share was $3.34, $3.18 and $4.46 for options granted during 2013, 2012 and 2011, respectively. The total intrinsic value was $103 million, $6 million, and $35 million for options exercised during 2013, 2012 and 2011, respectively.

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

For the year ended	2013	2012	2011
Average expected life in years	5.1	5.1	5.1
Weighted-average expected volatility	59%	66%	56%
Weighted-average risk-free interest rate	0.7%	0.9%	1.8%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of August 29, 2013, there were 13.0 million shares of Restricted Stock Awards outstanding, of which 3.4 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards activity for 2013 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at August 30, 2012	9.4	$6.87
Granted	6.6	6.23
Restrictions lapsed	(2.5)	7.06
Cancelled	(0.5)	7.29
Outstanding at August 29, 2013	13.0	6.49

Expected to vest after August 29, 2013	11.9	$6.41

Restricted Stock Awards granted for 2013, 2012 and 2011 were as follows:

For the year ended	2013	2012	2011
Service-based awards	5.4	3.9	4.4
Performance-based awards	1.2	1.9	1.2
Weighted-average grant-date fair values per share	$6.23	$5.43	$8.72

The aggregate fair value at the lapse date of awards for which restrictions lapsed during 2013, 2012 and 2011 was $17 million, $32 million and $43 million, respectively.

Stock-based Compensation Expense

For the year ended	2013	2012	2011
Stock-based compensation expense by caption:
Cost of goods sold	$27	$23	$20
Selling, general and administrative	45	47	38
Research and development	18	17	17
Other operating (income) expense	1	—	1
	$91	$87	$76

Stock-based compensation expense by type of award:
Stock options	$57	$57	$44
Restricted stock awards	34	30	32
	$91	$87	$76

Stock-based compensation expense of $6 million and $5 million was capitalized and remained in inventory as of August 29, 2013 and August 30, 2012, respectively. As of August 29, 2013, $136 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the fourth quarter of 2017, resulting in a weighted-average period of 1.2 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Employee Benefit Plans

We have employee retirement plans at our U.S. and international sites.  Details of the more significant plans are discussed as follows:

Employee Savings Plan for U.S. Employees

We have 401(k) retirement plans ("RAM Plans") under which U.S. employees may contribute up to 75% of their eligible pay (subject to IRS annual contribution limits) to various savings alternatives, none of which include direct investment in our common stock.  We match in cash eligible contributions from employees up to 5% of the employee's annual eligible earnings. Contribution expense for the RAM Plans was $41 million, $41 million and $26 million in 2013, 2012 and 2011, respectively.

Retirement Plans

We have pension plans in various countries worldwide.  The pension plans are only available to local employees and are generally government mandated.  We have determined that these pension plans are not material for separate disclosure.

Restructure and Asset Impairments

For the year ended	2013	2012	2011
Loss on impairment of MIT assets	$62	$—	$—
Loss on impairment of LED assets	33	—	—
Loss on restructure of ST consortium agreement	26	—	—
Gain on termination of lease to Transform	(25)	—	—
Gain from disposition of Japan Fabrication Facility	—	—	(54)
Other	30	10	(21)
	$126	$10	$(75)

In order to optimize operations, improve efficiency and increase our focus on our core memory operations, we have entered into various restructure activities. For 2013, restructure and asset impairment charges of $12 million, $11 million, $11 million and $6 million were recorded by our ESG, WSG, NSG and DSG operating segments. For 2012, restructure and asset impairment charges of $6 million and $3 million were recorded by our WSG and ESG operating segments and a gain of $1 million was recorded by our NSG operating segment. For 2011, restructure and asset impairment charges of $23 million, $21 million, $21 million and $4 million were recorded by our DSG, NSG, WSG and ESG operating segments. Our other segments that do not meet the quantitative thresholds of a reportable segment are reported under All Other and recorded the remaining restructure and asset impairment charges. (See "Segments" note.) As of August 29, 2013, we had accrued $12 million for unpaid other restructure activities related to our workforce optimization activity. As of August 29, 2013, we do not anticipate incurring any significant additional costs for these restructure activities.

Micron Technology Italia, S.r.l. ("MIT")

On May 3, 2013, we sold MIT, a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry. In exchange for the shares of MIT, we received consideration from LFoundry valued at $35 million, substantially all of which was under a 7-year, non-interest bearing term note. Under the terms of the agreements, we assigned to LFoundry our supply agreement with Aptina for CMOS image sensors manufactured at the Avezzano facility.

The assets and liabilities of MIT, and related imager inventories, were classified as held for sale in 2013 and we recorded an impairment loss of $62 million to write down the assets and liabilities to their estimated fair values. The fair values were determined primarily based on the estimated fair value of proceeds from the sale to LFoundry (Level 3 fair value measurement). The carrying values of the MIT assets and liabilities sold, after the effects of the write down, were as follows:

Other current assets	$75
Other noncurrent assets	37
Accounts payable and accrued expenses	(43)
Other noncurrent liabilities	(34)
$35

Light-emitting Diode ("LED")

In 2013, we discontinued the development activities of our LED operations. In connection therewith, we recognized a charge of $33 million primarily to write down certain production assets used in the development of LED technology to the expected proceeds from their sale. Fair value for these assets was based on quotations obtained from equipment dealers, which consider the remaining useful life and configuration of the equipment (Level 3 fair value measurement).

STMicroelectronics S.r.l. ("ST") Consortium Agreement

In 2013, we restructured a consortium agreement with ST whereby certain assets and approximately 500 employees from our Agrate, Italy fabrication facility were transferred to ST. The consortium agreement supports the R&D activities of us and ST and the manufacturing of semi-finished and advanced commercial semiconductor devices. In connection therewith, we recognized a restructure charge of $26 million for 2013, primarily from transfers of equipment.

Lease to Transform

In May 2012, the Board of Directors of Transform approved a liquidation plan. In connection therewith, Transform terminated a lease to a portion of our manufacturing facilities in Boise, Idaho and we recognized a gain of $25 million in 2013.

Japan Fabrication Facility

On June 2, 2011, we sold our wafer fabrication facility in Japan (the "Japan Fab") to Tower Semiconductor Ltd. ("Tower"). Under the arrangement, Tower paid $40 million in cash, approximately 1.3 million ordinary shares of Tower (subsequent to a 1 for 15 reverse stock split on August 6, 2012), and $20 million in installment payments, which we received in 2012. The net carrying value of assets sold and liabilities transferred to Tower on the transaction date prior to the effects of the transaction was $23 million and we recorded a gain of $54 million (net of transaction costs of $3 million) in connection with the sale of the Japan Fab. We also recorded a tax provision of $74 million related to the gain on the sale and to write down certain deferred tax assets associated with the Japan Fab. In connection with the sale of the Japan Fab, we entered into a supply agreement for Tower to manufacture products for us in the facility through approximately May 2014.

Other Restructure and Asset Impairment Activities

In order to improve efficiency, labor productivity and competitiveness, we initiated certain limited activities for workforce optimization in 2013. In connection therewith, we incurred charges of $17 million for severance and other employee-related costs in 2013.

In September 2013, we entered into an agreement to sell our 200mm wafer fabrication equipment in Kiryat Gat, Israel to Intel and to terminate the related facility lease with Intel. Through a series of arrangements, Intel will continue to manufacture wafers for us through 2014. We recognized an impairment charge of $14 million in 2013 to write down the value of these assets to their estimated fair values. The fair value of $38 million was determined primarily based on the expected proceeds of the sale and the fair value of a supply agreement to manufacture NOR flash memory at the facility (Level 3 fair value measurement).

Other Operating (Income) Expense, Net

For the year ended	2013	2012	2011
(Gain) loss on disposition of property, plant and equipment	$(3)	$5	$(17)
Samsung patent cross-license agreement	—	—	(275)
Other	(5)	27	(19)
	$(8)	$32	$(311)

In 2011, we entered into a 10-year patent cross-license agreement with Samsung Electronics Co. Ltd. ("Samsung").  Other operating income for 2011 included gains of $275 million for cash received from Samsung under the agreement. The license is a life-of-patents license for existing patents and applications, and a 10-year term license for all other patents.

Other operating expense for 2012 included $17 million from the termination of a lease with IMFT, and a charge of $10 million to write off a receivable in connection with resolution of certain prior year tax matters.

Other Non-Operating Income (Expense), Net

For the year ended	2013	2012	2011
Gain (loss) from changes in currency exchange rates	$(229)	$(6)	$(6)
Loss on extinguishment of debt	(31)	—	(113)
Gain (loss) from investments	(5)	35	(3)
Gain from issuance of Inotera shares	48	—	—
Other	(1)	—	13
	$(218)	$29	$(109)

Loss on extinguishment of debt for 2013 resulted from the early repurchase of a portion of our 2014 Notes. Loss on extinguishment of debt for 2011 included $111 million recognized in connection with a series of debt restructure transactions with certain holders of our convertible notes. (See "Debt" note.)

Other non-operating income for 2011 included $15 million for the termination of our debt guarantee obligation that we recorded in connection with our acquisition of Numonyx.

Income Taxes

For the year ended	2013	2012	2011
Income (loss) before taxes, net income attributable to noncontrolling interests and equity in net income (loss) of equity method investees:
U.S.	$446	$(1,028)	$257
Foreign	839	274	294
	$1,285	$(754)	$551
Income tax (provision) benefit:
Current:
U.S. federal	$—	$14	$—
Foreign	(17)	(22)	(89)
State	—	—	(1)
	(17)	(8)	(90)
Deferred:
U.S. federal	—	—	—
Foreign	9	25	(113)
	9	25	(113)
Income tax (provision) benefit	$(8)	$17	$(203)

Income tax (provision) benefit computed using the U.S. federal statutory rate reconciled to income tax (provision) benefit was as follows:

For the year ended	2013	2012	2011
U.S. federal income tax (provision) benefit at statutory rate	$(450)	$264	$(193)
Change in valuation allowance	(370)	(373)	103
Transaction costs to acquire Elpida	(38)	—	—
Gain on acquisition of Elpida	520	—	—
Foreign operations	282	104	(119)
Tax credits	36	2	17
State taxes, net of federal benefit	6	9	(5)
Debt repurchase premium	—	—	(20)
Other	6	11	14
Income tax (provision) benefit	$(8)	$17	$(203)

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities consist of the following as of the end of the periods shown below:

As of	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$4,048	$1,733
Property, plant and equipment	373	16
Accrued salaries, wages and benefits	107	99
Deferred income	39	39
Other	138	92
Gross deferred tax assets	4,705	1,979
Less valuation allowance	(3,215)	(1,522)
Deferred tax assets, net of valuation allowance	1,490	457

Deferred tax liabilities:
Debt discount	(294)	(182)
Unremitted earnings on certain subsidiaries	(126)	(111)
Product and process technology	(74)	(61)
Other	(14)	(38)
Deferred tax liabilities	(508)	(392)

Net deferred tax assets	$982	$65

Reported as:
Current deferred tax assets (included in other current assets)	$123	$19
Noncurrent deferred tax assets	861	47
Current deferred tax liabilities (included in accounts payable and accrued expenses)	(2)	—
Noncurrent deferred tax liabilities (included in other noncurrent liabilities)	—	(1)
Net deferred tax assets	$982	$65

The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized. We have a valuation allowance against substantially all U.S. net deferred tax assets as well as $1.5 billion related to our foreign subsidiaries. Elpida represents $912 million of the net deferred tax assets.

As of August 29, 2013, our federal and state net operating loss carryforwards were $4.2 billion and $2.2 billion, respectively.  If not utilized our federal and state net operating loss carryforwards will expire at various dates through 2033.  As of August 29, 2013, our federal and state tax credit carryforwards were $238 million and $203 million, respectively.  If not utilized our federal and state tax credit carryforwards will expire at various dates through 2033.

As of August 29, 2013, our foreign net operating loss carryforwards were $7.0 billion, of which $5.9 billion pertains to Elpida. Our foreign net operating loss carryforwards will expire at various dates through 2023. We have placed a valuation allowance against $4.7 billion of these foreign net operating loss carryforwards, of which $3.8 billion pertains to Elpida.  This partial valuation allowance against foreign net operating loss carryforwards, which is primarily attributable to Elpida, results from our current projections of taxable income, being more likely than not, insufficient to utilize the full amount of the net operating loss deferred tax assets.

We have approximately $67 million of net tax benefits related to excess stock compensation benefits, which are not recorded as deferred tax assets.  These excess stock compensation benefits will be credited to additional paid-in capital when recognized. We use the "with and without" method, as described in ASC 740, for purposes of determining when excess tax benefits have been realized.

The changes in valuation allowance of $1,693 million and $315 million in 2013 and 2012, respectively, are primarily due to uncertainties of realizing certain U.S. and foreign net operating losses and certain tax credit carryforwards. Elpida represents $1,292 million of the change in the valuation allowance during 2013.

Provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional tax liability.  Remaining undistributed earnings of $1.8 billion as of August 29, 2013 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings.  Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

For the year ended	2013	2012	2011
Beginning unrecognized tax benefits	$77	$121	$88
Settlements with tax authorities	(8)	(29)	(2)
Decreases related to tax positions from prior years	—	(14)	(3)
Foreign currency translation increases (decreases) to tax positions	4	(9)	6
Increases related to tax positions taken during current year	4	6	28
Increases related to tax positions from prior years	—	2	4
Unrecognized tax benefits acquired in current year	1	—	—
Ending unrecognized tax benefits	$78	$77	$121

Included in the unrecognized tax benefits balance as of August 29, 2013, August 30, 2012 and September 1, 2011 were $63 million, $66 million and $113 million, respectively, of unrecognized income tax benefits, which if recognized, would affect our effective tax rate.  We recognize interest and penalties related to income tax matters within income tax expense. As of August 29, 2013, August 30, 2012 and September 1, 2011, accrued interest and penalties related to uncertain tax positions was $16 million, $12 million and $16 million, respectively.

We are unable to reasonably estimate possible increases or decreases in uncertain tax positions that may occur within the next 12 months due to the uncertainty of the timing of the resolution and/or closure on audits.  However, we do not anticipate any such change would be significant.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision in 2013, 2012 and 2011 by $141 million ($0.13 per diluted share), $52 million ($0.05 per diluted share) and $72 million ($0.07 per diluted share), respectively.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world.  Our federal and state tax returns remain open to examination for 2009 through 2013.  In addition, tax years open to examination in multiple foreign taxing jurisdictions range from 2005 to 2013.  We are currently under examination in various taxing jurisdictions in which we conduct business operations. We believe that adequate amounts of taxes and related interest and penalties have been provided for, and any adjustments as a result of the examinations are not expected to materially adversely affect our business, results of operations or financial condition.

Earnings Per Share

For the year ended	2013	2012	2011
Net income (loss) available to Micron shareholders – Basic and Diluted	$1,190	$(1,032)	$167

Weighted-average common shares outstanding – Basic	1,021.7	991.2	988.0
Net effect of dilutive equity awards, convertible notes and escrow shares	34.6	—	19.5
Weighted-average common shares outstanding – Diluted	1,056.3	991.2	1,007.5

Earnings (loss) per share:
Basic	$1.16	$(1.04)	$0.17
Diluted	1.13	(1.04)	0.17

Listed below are the potential common shares, as of the end of the periods shown, that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

For the year ended	2013	2012	2011
Employee stock plans	39.9	104.8	81.4
Convertible notes	186.0	257.6	182.7

Our 2027 Notes, 2031 Notes and 2033 Notes contain terms that upon conversion require us to settle the aggregate principal amount in cash and the remainder of our conversion obligation amount in either shares of our common stock or cash, at our election. Our 2014 Notes and 2032 Notes contain terms that upon conversion provide us the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due. It is our current intent to settle the principal amount of the 2014 Notes and 2032 Notes in cash upon conversion. As a result of these conversion terms, the 279.8 million shares underlying the 2014 Notes, 2027 Notes, 2031 Notes, 2032 Notes and 2033 Notes are considered in diluted earnings per share under the treasury stock method. (See "Debt" note.)

Consolidated Variable Interest Entities

IM Flash

We partnered with Intel to form IMFT in 2006 and IMFS in 2007 to manufacture NAND Flash memory products for the exclusive use of the members. IMFT (and IMFS prior to April 6, 2012) is governed by a Board of Managers. The number of managers appointed by each member to the board varies based on the members' respective ownership interests. The members' ownership percentage is based on contributions to the partnership. We have owned 51% of IMFT from inception through August 29, 2013. Our ownership percentage of IMFS had increased from 51% at inception to 82% as of April 6, 2012 due to a series of contributions by us that were not fully matched by Intel.

On April 6, 2012, we entered into a series of agreements with Intel to restructure IM Flash. We acquired Intel's remaining 18% interest in IMFS for $466 million. In addition, we acquired IMFT's assets located at our Virginia wafer fabrication facility, for which Intel received a distribution from IMFT of $139 million. For both transactions, the amounts Intel received approximated the book values of Intel's interests in the assets acquired. Additionally, we received a $300 million deposit from Intel which may be applied either to Intel's purchases of NAND Flash under a supply agreement or, under certain circumstances, refunded. As of August 29, 2013, $134 million of the deposit remained to be applied or refunded.

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

•
financing of $65 million provided by Intel to us under a two-year senior unsecured promissory note, payable with interest in approximately equal quarterly installments (as of August 29, 2013, $25 million of the note was outstanding); and

•	termination of IMFT's lease to use approximately 50% of our Virginia fabrication facility, which resulted in a charge to other operating expense of $17 million in 2012.

The following table presents IM Flash's distributions to and contributions from its members ("IM Flash" includes both IMFT and IMFS for all periods prior to April 6, 2012 and includes only IMFT for the period after April 6, 2012):

For the year ended	2013	2012	2011
IM Flash distributions to Micron	$38	$439	$234
IM Flash distributions to Intel	37	391	225
Micron contributions to IM Flash	12	151	1,580
Intel contributions to IM Flash	11	177	—

IM Flash sells products to the joint venture members generally in proportion to their ownership interests at long-term negotiated prices approximating cost. Due to the changes in ownership, our share of IMFS output grew from 51% in the first quarter of 2011 to 78% in the second quarter of 2012. As a result of our restructuring of IM Flash on April 6, 2012, Intel has no continuing rights to the output from the IMFS and Virginia facilities. Intel continues to receive output from IMFT in proportion to its ownership interest at long-term negotiated prices approximating cost and, subsequent to April 6, 2012, also purchases NAND Flash products from us under a cost-plus supply arrangement. Aggregate sales of NAND Flash products to Intel (including sales by IMFT at prices approximating cost and sales by us under the cost-plus supply agreement) were $849 million, $986 million and $884 million for 2013, 2012 and 2011, respectively. Receivables from Intel for sales of NAND Flash products as of August 29, 2013 and August 30, 2012, were $198 million and $103 million, respectively.

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

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	2013	2012
Assets
Cash and equivalents	$62	$157
Receivables	76	78
Inventories	49	67
Other current assets	4	5
Total current assets	191	307
Property, plant and equipment, net	1,382	1,342
Other noncurrent assets	46	36
Total assets	$1,619	$1,685

Liabilities
Accounts payable and accrued expenses	$88	$104
Deferred income	9	10
Equipment purchase contracts	78	58
Current portion of long-term debt	6	6
Total current liabilities	181	178
Long-term debt	13	18
Other noncurrent liabilities	118	129
Total liabilities	$312	$325
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Our ability to access IMFT's cash and other assets through cash dividends, loans or advances, including to finance our other operations, is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

IM Flash manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share product design and other NAND Flash R&D costs with Intel. The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement with Intel to include certain emerging memory technologies, but did not change the cost-sharing percentage. R&D expenses were reduced by reimbursements from Intel of $127 million, $87 million and $95 million for 2013, 2012 and 2011, respectively.

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through August 29, 2013, we owned 50.01% and Photronics owned 49.99% of MP Mask.  We contributed $21 million to MP Mask and Photronics contributed $20 million to MP Mask in 2012. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $19 million and $26 million as of August 29, 2013 and August 30, 2012, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	2013	2012
Current assets	$26	$19
Noncurrent assets (primarily property, plant and equipment)	182	170
Current liabilities	25	12
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
NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing market, as well as NAND Flash products sold to Intel through our IM Flash joint venture.
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

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of cost of goods sold or forecasted wafer production. In 2013, we reclassified the (gains) losses from changes in currency exchange rates from other operating (income) expense, net to other non-operating income (expense), net in the consolidated statements of income. As a result, the (gains) losses from changes in currency exchange rates have been reclassified out of operating income (loss) for our segments for 2012 and 2011.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

For the year ended	2013	2012	2011
Net sales:
DSG	$3,519	$2,691	$3,203
NSG	2,841	2,853	2,196
WSG	1,221	1,184	1,959
ESG	1,194	1,054	1,002
All Other	298	452	428
	$9,073	$8,234	$8,788

Operating income (loss):
DSG	$143	$(494)	$290
NSG	201	205	276
WSG	(263)	(368)	19
ESG	271	158	236
All Other	(116)	(113)	(60)
	$236	$(612)	$761

Depreciation and amortization expense was as follows:

For the year ended	2013	2012	2011
DSG	$708	$770	$750
NSG	553	651	513
WSG	295	374	512
ESG	189	211	196
All Other	68	138	130
Depreciation and amortization expense included in operating income (loss)	1,813	2,144	2,101
Other amortization	113	78	61
Total depreciation and amortization expense	$1,926	$2,222	$2,162

Product Sales

For the year ended	2013	2012	2011
DRAM	$4,361	$3,178	$3,620
NAND Flash	3,589	3,627	3,193
NOR Flash	792	977	1,547
Other	331	452	428
	$9,073	$8,234	$8,788

Certain Concentrations

Market concentrations as a percent of net sales were approximately as follows:

For the year ended	2013	2012	2011
Computing (including desktop PCs, servers, notebooks and workstations)	30%	25%	30%
Mobile	15%	15%	25%
Consumer electronics	15%	20%	15%
Solid state drives	15%	10%	5%
Networking and storage	10%	10%	15%

Customer concentrations included net sales to Intel of 10%, 12% and 10% for 2013, 2012 and 2011, respectively and net sales to Hewlett-Packard Company ("HP") of 10% in 2013. Substantially all of our sales to Intel are included in the NSG segment and substantially all of our sales to HP are included in the DSG and NSG segments.

Certain of the raw materials and production equipment we use in manufacturing semiconductor products are available from multiple sources and in sufficient supply; however, only a limited number of suppliers are capable of delivering certain raw materials that meet our standards. In some cases, materials are provided by a single supplier.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market accounts, certificates of deposit, fixed-rate debt securities, trade receivables and derivative contracts. We invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor. A concentration of credit risk may exist with respect to receivables as a substantial portion of our customers are affiliated with the computing industry. We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced significant losses on receivables. A concentration of risk may also exist with respect to derivatives as the number of counterparties to our currency and interest rate swap hedges is limited and the notional amount is relatively large. We seek to mitigate such risk by limiting our counterparties to major financial institutions. The 2031 Capped Calls, 2032 Capped Calls and 2033 Capped Calls expose us to credit risk to the extent the counterparties may be unable to meet the terms of the agreements. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. (See "Shareholders' Equity – Capped Calls" note.)

Geographic Information

Geographic net sales based on customer ship-to location were as follows:

For the year ended	2013	2012	2011
China	$3,783	$2,936	$2,983
United States	1,512	1,262	1,363
Asia Pacific (excluding China, Taiwan and Malaysia)	1,342	1,241	1,518
Taiwan	980	1,022	744
Europe	820	827	924
Malaysia	193	546	737
Other	443	400	519
	$9,073	$8,234	$8,788

Net property, plant and equipment by geographic area were as follows:

As of	2013	2012	2011
Singapore	$3,225	$3,270	$3,569
United States	3,041	3,246	3,487
Japan	615	2	1
China	350	328	179
Taiwan	307	—	—
Israel	28	59	94
Italy	18	163	190
Other	42	35	35
	$7,626	$7,103	$7,555

Quarterly Financial Information (Unaudited)
(in millions except per share amounts)

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,843	$2,318	$2,078	$1,834
Gross margin	708	556	366	217
Operating income (loss)	207	149	(23)	(97)
Net income (loss)	1,710	43	(284)	(275)
Net income (loss) attributable to Micron	1,708	43	(286)	(275)

Earnings (loss) per share:
Basic	$1.65	$0.04	$(0.28)	$(0.27)
Diluted	1.51	0.04	(0.28)	(0.27)

The results of operations for the fourth quarter of 2013 include a gain of $1,484 million for the acquisition of Elpida. The fourth quarter of 2013 includes Elpida's results of operation from the July 31, 2013 acquisition date. (See "Acquisition of Elpida" note.)

The results of operations for the fourth quarter of 2013 include a gain of $48 million from the issuance of shares by Inotera, which reduced our ownership interest from 39.7% to 35.5%. (See "Equity Method Investment - Inotera" note.)

The results of operations for the fourth, third, second and first quarters of 2013 include losses of $3 million, $47 million, $120 million and $58 million, respectively, for the Elpida Acquisition Hedges. (See "Derivatives - Elpida Acquisition Hedges" note.)

In 2013 we took action to dispose of 200mm wafer manufacturing facilities and optimize operations including our workforce. The results of operations for the fourth, third and second quarters of 2013 include charges of $32 million, $55 million and $60 million, respectively, for the restructure and asset impairments. The results of operations for the first quarter of 2013 included a credit of $21 million for restructure activities. (See "Restructure and Asset Impairments" note.)

The results of operations in the second quarter of 2013 included a loss of $31 million loss on extinguishment of debt. (See "Debt - Debt Restructure" note.)

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,963	$2,172	$2,009	$2,090
Gross margin	219	234	210	305
Operating loss	(149)	(188)	(204)	(71)
Net loss	(242)	(320)	(282)	(187)
Net loss attributable to Micron	(243)	(320)	(282)	(187)

Loss per share:
Basic	$(0.24)	$(0.32)	$(0.29)	$(0.19)
Diluted	(0.24)	(0.32)	(0.29)	(0.19)

As a result of the ongoing challenging global environment in the solar industry and unfavorable worldwide supply and demand conditions, on May 25, 2012, the Board of Directors of Transform approved a liquidation plan. As a result of the liquidation plan, we recognized a charge of $69 million in the third quarter of 2012. (See "Equity Method Investment - Other - Transform" note.)

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

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of Micron Technology, Inc. and its subsidiaries at August 29, 2013 and August 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, management has excluded Elpida Memory, Inc. (“Elpida”) and its subsidiaries, including Rexchip Electronics Corporation from its assessment of internal control over financial reporting as of August 29, 2013 because it was acquired by the Company in a purchase business combination on July 31, 2013. We have also excluded Elpida and its subsidiaries from our audit of internal control over financial reporting. Elpida and its subsidiaries are consolidated entities whose total assets and total revenues represent 27% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 29, 2013.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
October 28, 2013

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

During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control – Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 29, 2013.  The effectiveness of our internal control over financial reporting as of August 29, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8, of this Form 10-K.

Management's evaluation of the effectiveness of its internal control over financial reporting as of August 29, 2013 excluded Elpida Memory, Inc. ("Elpida") and its subsidiaries, including Rexchip Electronics Corporation from its assessment of internal control over financial reporting as of August 29, 2013 because it was acquired by us in a purchase business combination on July 31, 2013. Elpida and its subsidiaries are consolidated entities whose total assets and total revenues represent 27% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 29, 2013.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information concerning our executive officers is included under the caption, "Directors and Executive Officers of the Registrant," in Part I, Item 1 of this report.  Other information required by Items 10, 11, 12, 13 and 14 will be contained in our Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after August 29, 2013 and is incorporated herein by reference.

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
1.5
Purchase Agreement, dated as of February 6, 2013, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Goldman, Sachs & Co., as representatives of the initial purchasers (2)

2.1*
English Translation of Agreement on Support for Reorganization Companies with Nobuaki Kobayashi and Ykio Sakamoto, the trustees of Elpida Memory, Inc. and its wholly-owned subsidiary, Akita Elpida Memory, Inc. dated July 2, 2012 (3)

2.2*
Share Purchase Agreement dated July 2, 2012, among Micron Technology, Inc., Micron Semiconductor B.V, Powerchip Technology Corporation, Li-Hsin Investment Co. Ltd., Quantum Vision Corporation, Maxchip Electronics Corporation and Dr. Frank Huang (4)

2.3*
English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated October 29, 2012, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc. (5)

2.4*
English Translation of Agreement Amending Agreement on Support for Reorganization Companies, dated July 31, 2013, by and among Micron Technology, Inc. and Nobuaki Kobayashi and Yukio Sakamoto, the trustees of Elpida Memory, Inc. and Akita Elpida Memory, Inc. (6)

2.5	English Translation of the Reorganization Plan of Elpida Memory, Inc. (6)
3.1	Restated Certificate of Incorporation of the Registrant (7)
3.2	Bylaws of the Registrant, as amended (8)
4.1	Indenture dated November 3, 2010, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association (9)
4.2	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 2.375% Convertible Senior Notes due 2032 (1)
4.3	Indenture dated as of April 18, 2012, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3.125% Convertible Senior Notes due 2032 (1)
4.4	Form of 2032C Note (included in Exhibit 4.2) (1)
4.5	Form of 2032D Note (included in Exhibit 4.3) (1)
4.6	Indenture dated as of May 23, 2007, by and between Micron Technology, Inc. and Wells Fargo Bank, National Association, as trustee (10)
4.7	Convertible Senior Indenture between the Company and Wells Fargo Bank, National Association, dated as of April 15, 2009 (11)
4.8	Form of 4.25% Convertible Senior Note due October 15, 2013 (included in Exhibit 4.7) (11)
4.9	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.50% Convertible Senior Notes due 2031 (12)
4.10	Indenture dated July 26, 2011, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 1.875% Convertible Senior Notes due 2031 (12)
4.11	Form of 2031A Note (included in Exhibit 4.9) (12)
4.12	Form of 2031B Note (included in Exhibit 4.10) (12)
4.13	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)
4.14	Indenture, dated as of February 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as trustee (2)

4.15	Form of 2033E Note (included in Exhibit 4.11) (2)
4.16	Form of 2033F Note (included in Exhibit 4.12) (2)
10.1	Executive Officer Performance Incentive Plan, as Amended (13)
10.3	1994 Stock Option Plan, as Amended (13)
10.4	1994 Stock Option Plan Form of Agreement and Terms and Conditions (14)
10.5	1997 Nonstatutory Stock Option Plan, as Amended (4)
10.6	1998 Non-Employee Director Stock Incentive Plan, as Amended (13)
10.7	1998 Nonstatutory Stock Option Plan, as Amended (4)
10.8	2001 Stock Option Plan, as Amended (4)
10.9	2001 Stock Option Plan Form of Agreement (15)
10.10	2002 Employment Inducement Stock Option Plan, as Amended (13)
10.11	2004 Equity Incentive Plan, as Amended (16)
10.12	2004 Equity Incentive Plan Forms of Agreement and Terms and Conditions (17)
10.13	Nonstatutory Stock Option Plan, as Amended (4)
10.14	Nonstatutory Stock Option Plan Form of Agreement and Terms and Conditions (14)
10.15	Lexar Media, Inc. 2000 Equity Incentive Plan, as Amended (13)
10.21*	Patent License Agreement dated September 15, 2006, by and among Toshiba Corporation, Acclaim Innovations, LLC and Micron Technology, Inc. (18)
10.22*	Omnibus Agreement dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (17)
10.23*	Limited Liability Partnership Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. And Intel Technology Asia Pte. Ltd. (17)
10.24*	Supply Agreement dated as of February 27, 2007, between Micron Semiconductor Asia Pte. Ltd. And IM Flash Singapore, LLP (17)
10.25*	Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated as of February 27, 2007, between Micron Technology, Inc. and Intel Corporation (17)
10.26*	Supply Agreement dated as of February 27, 2007, between Intel Technology Asia Pte. Ltd. and IM Flash Singapore, LLP (17)
10.27	Form of Indemnification Agreement between the Registrant and its officers and directors (19)
10.28	Form of Severance Agreement between the Company and its officers (20)
10.29	Form of Agreement and Amendment to Severance Agreement between the Company and its officers (21)
10.36*	Master Agreement dated as of November 18, 2005, between Micron Technology, Inc. and Intel Corporation (22)
10.38*	Manufacturing Services Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (22)
10.40*	MTV Lease Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (22)
10.41*	Product Designs Assignment Agreement dated January 6, 2006, between Intel Corporation and Micron Technology, Inc. (22)
10.42*	NAND Flash Supply Agreement, effective as of January 6, 2006, between Apple Computer, Inc. and Micron Technology, Inc. (22)
10.43*	Supply Agreement dated as of January 6, 2006, between Micron Technology, Inc. and IM Flash Technologies, LLC (22)
10.44*	Supply Agreement dated as of January 6, 2006, between Intel Corporation and IM Flash Technologies, LLC (22)
10.45	Capped Call Confirmation (Reference No. CEODL6) by and between Micron Technology, Inc. and Morgan Stanley & Co. International plc (10)
10.46	Capped Call Confirmation (Reference No. 53228800) by and between Micron Technology, Inc. and Credit Suisse International (10)
10.47	Capped Call confirmation (Reference No. 53228855) by and between Micron Technology, Inc. and Credit Suisse International (10)
10.48	Amended and Restated 2007 Equity Incentive Plan

10.49	2007 Equity Incentive Plan Forms of Agreement (23)
10.50	Severance Agreement dated April 9, 2008, between Micron Technology, Inc. and Ronald C. Foster (24)
10.51*	Master Agreement dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (25)
10.52*	Joint Venture Agreement dated as of April 21, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (25)
10.54*	Joint Development Program Agreement dated as of April 21, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (25)
10.55*	Technology Transfer and License Agreement for 68-50nm Process Nodes, dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (25)
10.56*	Technology Transfer and License Agreement dated as of April 21, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (25)
10.58*	Technology Transfer Agreement dated as of May 13, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and MeiYa Technology Corporation (25)
10.60	Micron Guaranty Agreement, dated April 21, 2008, by and between Nanya Technology Corporation and Micron Semiconductor B.V. (25)
10.61
TECH Facility Agreement dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd., DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (25)

10.62	Guarantee dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (25)
10.63	Form of Severance Agreement (26)
10.64	Lexar Media, Inc. 1996 Stock Option Plan, as Amended (13)
10.66*	Loan Agreement dated November 26, 2008, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Nan Ya Plastics Corporation (13)
10.67	Loan Agreement dated November 26, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (13)
10.69	Micron Guaranty Agreement, dated November 26, 2008, by Micron Technology, Inc. in favor of Nanya Technology Corporation (13)
10.70
Share Purchase Agreement by and among Micron Technology, Inc. as the Buyer Parent, Micron Semiconductor B.V., as the Buyer, Qimonda Ag as the Seller Parent and Qimonda Holding B.V., as the Seller Sub dated as of October 11, 2008 (13)

10.71*	Master Agreement dated November 26, 2008, among Micron Technology, Inc., Micron Semiconductor B.V., Nanya Technology Corporation, MeiYa Technology Corporation and Inotera Memories, Inc. (13)
10.72*	Joint Venture Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V. and Nanya Technology Corporation (13)
10.73*	Facilitation Agreement, dated November 26, 2008, by and between Micron Semiconductor B.V., Nanya Technology Corporation and Inotera Memories, Inc. (13)
10.74*	Supply Agreement dated November 26, 2008, by and among Micron Technology, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (13)
10.75*	Amended and Restated Joint Development Program Agreement dated November 26, 2008, by and between Nanya Technology Corporation and Micron Technology, Inc. (13)
10.76*	Amended and Restated Technology Transfer and License Agreement, dated November 26, 2008, by and between Micron Technology, Inc. and Nanya Technology Corporation (13)
10.77*	Technology Transfer Agreement dated November 26, 2008, by and among Nanya Technology Corporation, Micron Technology, Inc. and Inotera Memories, Inc. (13)
10.78*	Technology Transfer Agreement for 68-50nm Process Nodes, dated October 11, 2008, by and between Micron Technology, Inc. and Inotera Memories, Inc. (13)
10.81	Capped Call Confirmation (Reference No. SDB 1630322480) dated as of April 8, 2009, by and between Micron Technology, Inc. and Goldman, Sachs & Co. (27)
10.82	Capped Call Confirmation (Reference No. CGPWK6) dated as of April 8, 2009, by and between Micron Technology, Inc. and Morgan Stanley & Co International plc (27)
10.83	Capped Call Confirmation (Reference No. 325758) dated as of April 8, 2009, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (27)

10.84
Amendment Agreement, dated September 25, 2009, to TECH Facility Agreement dated March 31, 2008, among TECH Semiconductor Singapore Pte. Ltd. And ABN Amro Bank N.V., Citibank, N.A., Singapore Branch, Citigroup Global Markets Singapore Pte Ltd, DBS Bank Ltd and Oversea-Chinese Banking Corporation Limited, as Original Mandated Lead Arrangers (28)

10.85	Supplemental Deed dated September 25, 2009, to Guarantee, dated March 31, 2008, by Micron Technology, Inc. as Guarantor in favor of ABN Amro Bank N.V., Singapore Branch acting as Security Trustee (28)
10.86	Loan Agreement dated as of November 25, 2009, by and among Micron Semiconductor B.V., Micron Technology, Inc., and Mai Liao Power Corporation (29)
10.87*	Amended and Restated Joint Venture Agreement between Micron Semiconductor, B.V. and Nanya Technology Corporation dated January 11, 2010 (30)
10.88
Share Purchase Agreement among Micron Technology, Inc., Micron Semiconductor, B.V., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash, LLC dated February 9, 2010 (30)

10.89*	Framework Agreement among Micron Technology, Inc., STMicroelectronics N.V. and Numonyx B.V. dated February 9, 2010 (30)
10.90
Stockholder Rights and Restrictions Agreement by and among Micron Technology, Inc., Intel Corporation, Intel Technology Asia Pte Ltd, STMicroelectronics N.V., Redwood Blocker S.a.r.l. and PK Flash LLC, dated as of May 7, 2010 (31)

10.91*	Second Amended and Restated Technology Transfer and License Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010 (32)
10.92*	Joint Development Program and Cost Sharing Agreement between MTI and Nanya Technology Corp. (NTC) dated July 2, 2010 (32)
10.93	Equity Transfer Agreement between Numonyx B.V. and Hynix dated July 29, 2010 (32)
10.94*	Guarantee, Charge and Deposit Document between Numonyx B.V. and DBS Bank Ltd. dated August 31, 2010 (32)
10.99	Numonyx Holdings B.V. Equity Incentive Plan (33)
10.100	Numonyx Holdings B.V. Equity Incentive Plan Forms of Agreement (33)
10.101	Purchase Agreement dated July 20, 2011, between Micron Technology, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers (12)
10.102	Form of Capped Call Confirmation dated as of July 20, 2011, between the Company and Société Genérale (34)
10.103	Form of Capped Call Confirmation dated as of July 22, 2011 (34)
10.104*
2012 Master Agreement by and among Intel Corporation, Intel Technology Asia PTE LTD, Micron Technology, Inc., Micron Semiconductor Asia PTE LTD, IM Flash Technologies, LLC and IM Flash Singapore, LLP dated February 27, 2012 (35)

10.105*	IMFS Business Sale Agreement by and among Intel Technology Asia PTE LTD, Micron Semiconductor Asia PTE LTD and IM Flash Singapore, LLP dated February 27, 2012 (35)
10.107*	MTV Asset Purchase and Sale Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and IM Flash Technologies, LLC (36)
10.108*	Second Amended and Restated Limited Liability Company Operating Agreement of IM Flash Technologies, LLC dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (37)
10.109*	Amendment to the Master Agreement dated April 6, 2012, between Intel Corporation and Micron Technology, Inc. (37)
10.110*	Amended and Restated Supply Agreement dated April 6, 2012, between Intel Corporation and IM Flash Technologies, LLC (37)
10.111*	Amended and Restated Supply Agreement dated April 6, 2012, between Micron Technology, Inc. and IM Flash Technologies, LLC (37)
10.112*	Product Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Semiconductor Asia PTE LTD (37)
10.113*	Wafer Supply Agreement dated April 6, 2012, among Micron Technology, Inc., Intel Corporation and Micron Singapore (37)
10.114*	Deposit Agreement dated April 6, 2012, between Micron Technology, Inc. and Intel Corporation (37)
10.115	First Amendment to the Limited Liability Partnership Agreement dated April 6, 2012, between Micron Semiconductor Asia PTE LTD and Intel Technology PTE LTD (37)
10.116	Form of Capped Call Confirmation (1)

10.117	Currency Exchange Confirmation (Ref. No. SBD3616575404-3537679183) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc. (4)
10.118	Currency Exchange Confirmation (Ref. No. SBD3616575406-3537683027) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc. (4)
10.119	Currency Exchange Confirmation (Ref. No. SBD3616575405-3537682647) dated July 3, 2012, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc. (4)
10.120	Currency Exchange Confirmation (Ref. No. 8000031078419 (LHFCZGIJ00)) dated July 2, 2012, by and between Micron Technology, Inc. and JPMorgan Chase Bank, N.A. (4)
10.121	Currency Exchange Confirmation (Ref. No.8878658 / 578383) dated July 11, 2012, by and between Micron Technology, Inc. and HSBC Bank USA, N.A. (4)
10.122*	Supply Agreement, dated January 17, 2013, by and among Micron Technology, Inc., Micron Semiconductor Asia Pte. Ltd. and Inotera Memories, Inc. (38)
10.123*	Joint Venture Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc. and Nanya Technology Corporation (38)
10.124*
Facilitation Agreement, dated January 17, 2013, by and among Micron Semiconductor B.V., Numonyx Holdings B.V., Micron Technology Asia Pacific, Inc., Nanya Technology Corporation and Inotera Memories, Inc. (38)

10.125	Micron Guaranty Agreement, dated January 17, 2013, by Micron Technology, Inc. in favor of Nanya Technology Corporation (38)
10.126*	Technology Transfer and License Option Agreement for 20NM Process Node, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (39)
10.127*	Omnibus IP Agreement, dated January 17, 2013, by and between Nanya Technology Corporation and Micron Technology, Inc. (38)
10.128*	Second Amended and Restated Technology Transfer and License Agreement for 68-50NM Process Nodes, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (39)
10.129*	Third Amended and Restated Technology Transfer and License Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Nanya Technology Corporation (38)
10.130*
Omnibus IP Agreement, dated January 17, 2013, by and between Micron Technology, Inc. and Inotera Currency Option Transaction 590297603-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (38)

10.131	Currency Option Transaction 590297603-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.132	Currency Option Transaction 590297604-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.133	Currency Option Transaction 590297605-2 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.134	Currency Option Transaction 590332910-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.135	Currency Option Transaction 590332913-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.136	Currency Option Transaction 590332916-1 Trade Date March 26, 2013, by and between Micron Technology, Inc. and Deutsche Bank AG, London Branch (36)
10.137	Foreign Exchange Forward and Currency Option Transactions (Ref. No. 5371036; 5371039) dated March 26, 2013, by and between Micron Technology, Inc. and Morgan Stanley Bank, N.A. (36)
10.138
Currency Exchange Confirmation (Ref. No. SDB2634749868-2634749919) dated March 26, 2013, by and between Micron Technology, Inc. and J. Aron & Company, an affiliate of the Goldman Sachs Group, Inc. (36)

10.139*	English Translation of Front-End Manufacturing Supply Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (40)
10.140*	English Translation of Research and Development Engineering Services Agreement, dated July 31, 2013, by and between Micron Technology, Inc. and Elpida Memory, Inc. (6)
10.141*	English Translation of General Services Agreement, dated July 31, 2013, by and between Micron Semiconductor Asia Pte. Ltd. and Elpida Memory, Inc. (40)
10.142	Form of Capped Call Confirmation (2)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
99.1	Financial Statements of Inotera Memories, Inc. as of December 31, 2011 and 2012 and for each of the years in the three-year period ended December 31, 2012.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Current Report on Form 8-K dated April 12, 2012
(2)	Incorporated by reference to Current Report on Form 8-K dated February 6, 2013
(3)	Incorporated by reference to Current Report on Form 8-K/A dated July 2, 2012, and filed October 31, 2012
(4)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 30, 2012
(5)	Incorporated by reference to Current Report on Form 8-K dated October 29, 2012
(6)	Incorporated by reference to Current Report on Form 8-K dated July 31, 2013
(7)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2001
(8)	Incorporated by reference to Current Report on Form 8-K dated July 17, 2013
(9)	Incorporated by reference to Current Report on Form 8-K dated November 3, 2010
(10)	Incorporated by reference to Current Report on Form 8-K dated May 17, 2007
(11)	Incorporated by reference to Current Report on Form 8-K dated April 15, 2009
(12)	Incorporated by reference to Current Report on Form 8-K dated July 26, 2011
(13)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 4, 2008
(14)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 3, 2005
(15)	Incorporated by reference to Current Report on Form 8-K dated April 3, 2005
(16)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-190010)
(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2007
(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006
(19)	Incorporated by reference to Proxy Statement for the 1986 Annual Meeting of Shareholders
(20)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended August 28, 2003
(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1997
(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended December 1, 2005
(23)	Incorporated by reference to Registration Statement on Form S-8 (Registration No. 333-148357)
(24)	Incorporated by reference to Current Report on Form 8-K dated April 9, 2008
(25)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2008
(26)	Incorporated by reference to Current Report on Form 8-K dated October 26, 2007
(27)	Incorporated by reference to Current Report on Form 8-K dated April 8, 2009
(28)	Incorporated by reference to Current Report on Form 8-K dated September 25, 2009
(29)	Incorporated by reference to Current Report on Form 8-K dated November 25, 2009
(30)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 4, 2010
(31)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 2010
(32)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 2, 2010
(33)	Incorporated by reference to Registration Statement on Form S-8 (Reg. No. 333-167536)
(34)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended September 1, 2011
(35)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2012
(36)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2013
(37)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012
(38)	Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013
(39)	Incorporated by reference to Quarterly Report on Form 10-Q/A Amendment 2 for the fiscal quarter ended February 28, 2013
(40)	Incorporated by reference to Current Report on Form 8-K/A dated July 31, 2013, and filed October 2, 2013

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boise, State of Idaho, on the 28th day of October 2013.

Micron Technology, Inc.
By:	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Mark Durcan	Chief Executive Officer	October 28, 2013
(D. Mark Durcan)	(Principal Executive Officer)

/s/ Ronald C. Foster	Vice President of Finance,	October 28, 2013
(Ronald C. Foster)	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Robert L. Bailey	Director	October 28, 2013
(Robert L. Bailey)

/s/ Richard M. Beyer	Director	October 28, 2013
(Richard M. Beyer)

/s/ Patrick J. Byrne	Director	October 28, 2013
(Patrick J. Byrne)

/s/ Warren East	Director	October 28, 2013
(Warren East)

/s/ Mercedes Johnson	Director	October 28, 2013
(Mercedes Johnson)

/s/ Lawrence N. Mondry	Director	October 28, 2013
(Lawrence N. Mondry)

/s/ Robert E. Switz	Chairman of the Board	October 28, 2013
(Robert E. Switz)	Director

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions)

For the year ended	August 29, 2013	August 30, 2012	September 1, 2011
Net sales	$4,404	$4,590	$6,141
Cost of goods sold	3,721	4,194	5,338
Gross margin	683	396	803

Selling, general and administrative	238	281	213
Research and development	921	917	761
Other operating (income) expense, net	77	18	(376)
Operating income (loss)	(553)	(820)	205

Gain on acquisition of Elpida	1,484	—	—
Interest income and (expense), net	(189)	(160)	(92)
Other non-operating income (expense), net	(248)	17	(97)
	494	(963)	16

Income tax (provision) benefit	(1)	8	(48)
Equity in earnings (loss) of subsidiaries	703	29	244
Equity in net loss of equity method investees	(6)	(106)	(45)
Net income (loss) attributable to Micron	1,190	(1,032)	167
Other comprehensive income (loss)	(17)	(52)	121
Comprehensive income (loss) attributable to Micron	$1,173	$(1,084)	$288

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED BALANCE SHEETS
(in millions except par value amounts)

As of	August 29, 2013	August 30, 2012
Assets
Cash and equivalents	$1,202	$2,012
Short-term investments	221	100
Receivables	159	210
Notes and accounts receivable from subsidiaries	826	1,278
Finished goods	88	96
Work in process	332	333
Raw materials and supplies	43	65
Other current assets	30	31
Total current assets	2,901	4,125
Investment in subsidiaries	7,465	4,722
Long-term marketable investments	499	374
Noncurrent notes receivable from and prepaid expenses to subsidiaries	573	738
Property, plant and equipment, net	1,613	1,876
Equity method investments	12	20
Other noncurrent assets	472	444
Total assets	$13,535	$12,299

Liabilities and equity
Accounts payable and accrued expenses	$650	$721
Short-term debt and accounts payable to subsidiaries	416	557
Current portion of long-term debt	646	154
Other current liabilities	44	83
Total current liabilities	1,756	1,515
Long-term debt	2,438	2,781
Other noncurrent liabilities	199	303
Total liabilities	4,393	4,599

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,044.4 shares issued and outstanding (1,017.7 as of August 30, 2012)	104	102
Other equity	9,038	7,598
Total Micron shareholders' equity	9,142	7,700
Total liabilities and equity	$13,535	$12,299

See accompanying notes to condensed financial statements.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MICRON TECHNOLOGY, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

For the year ended	August 29, 2013	August 30, 2012	September 1, 2011
Net cash (used in) provided by operating activities	$(347)	$(48)	$123

Cash flows from investing activities
Purchases of available-for-sale securities	(924)	(559)	(29)
Cash paid for the acquisition of Elpida	(596)	—	—
Expenditures for property, plant, and equipment	(281)	(682)	(421)
Payments to settle hedging activities	(256)	(51)	(30)
Loan to equity method investee	(45)	—	—
Expenditures for intangible assets	(34)	(40)	(45)
Cash contributions to subsidiaries	(23)	(84)	(767)
Additions to equity method investments	—	(17)	(31)
Cash paid to terminate lease to IMFT	—	(107)	—
Acquisition of additional interest in subsidiaries	—	—	(159)
Proceeds from repayment of loans to subsidiaries, net	851	556	206
Proceeds from sales and maturities of available-for-sale securities	678	151	1
Cash distributions from subsidiaries	38	499	234
Proceeds from sales of property, plant and equipment	38	63	120
Proceeds from settlement hedging activities	38	26	54
Other	9	(28)	(10)
Net cash used for investing activities	(507)	(273)	(877)

Cash flows from financing activities
Proceeds from issuance of debt	693	1,113	690
Proceeds from issuance of common stock	150	5	28
Proceeds from equipment sale-leaseback transactions	126	439	202
Cash received for capped call transactions	24	—	—
Repayments of debt	(777)	(117)	(557)
Payments on equipment purchase contracts	(73)	(41)	(51)
Cash paid for capped call transactions	(48)	(103)	(57)
Payments of licensing obligations	(31)	(18)	(29)
Debt issuance costs, net	(17)	(21)	(20)
Cash paid to purchase common stock	(5)	(6)	(163)
Other	2	—	—
Net cash provided by (used for) financing activities	44	1,251	43

Net increase (decrease) in cash and equivalents	(810)	930	(711)
Cash and equivalents at beginning of period	2,012	1,082	1,793
Cash and equivalents at end of period	$1,202	$2,012	$1,082

See accompanying notes to condensed financial statements.

MICRON TECHNOLOGY, INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
(All tabular amounts in millions)

Basis of Presentation

Micron Technology, Inc., ("Micron") a Delaware corporation, was incorporated in 1978.  Micron is the parent company of it's consolidated subsidiaries and, together with it's consolidated subsidiaries, is one of the world's leading providers of advanced semiconductor solutions.

These condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Micron's investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Micron's audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended August 29, 2013.

Long-Term Debt

As of	2013	2012
Capital lease obligations	$553	$556
2014 convertible senior notes	465	860
2027 convertible senior notes	147	141
2031A convertible senior notes	277	265
2031B convertible senior notes	253	243
2032C convertible senior notes	463	451
2032D convertible senior notes	369	361
2033E convertible senior notes	272	—
2033F convertible senior notes	260	—
Intel senior note	25	58
	3,084	2,935
Less current portion	646	154
	$2,438	$2,781

Micron' senior notes are unsecured obligations ranking equally in right of payment with all of Micron's other existing and future unsecured indebtedness, and are effectively subordinated to all of Micron's other existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  The convertible notes and the Intel note of Micron are structurally subordinated to $1,863 million of other notes payable of its subsidiaries and capital lease obligations. MTI guarantees certain debt obligations of its subsidiaries. MTI does not guarantee the Elpida creditor installment payments. As of August 29, 2013, Micron had guaranteed $701 million of debt obligations of its subsidiaries. Micron's guarantees of its subsidiary debt obligations are unsecured obligations ranking equally in right of payment with all of its other existing and future unsecured indebtedness.

Capital Lease Obligations

We have various capital lease obligations due in periodic installments with a weighted-average remaining term of 2.9 years and weighted-average effective interest rates of 4.7% as of August 29, 2013 and 4.8% as of August 30, 2012. In 2013, we received $126 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $126 million at a weighted-average effective interest rate of 4.3%, payable in periodic installments through July, 2017. In 2012, we received $439 million in proceeds from equipment sale-leaseback transactions and as a result recorded capital lease obligations aggregating $439 million at a weighted-average effective interest rate of 4.1%, payable in periodic installments through August, 2016.

As of August 29, 2013 and August 30, 2012, production equipment with a carrying value of $458 million and $491 million, respectively, was collateral for Micron's capital leases.

Convertible Senior Notes and Intel Senior Note

For further information, see "Item 8. Financial Statements and Supplementary Data – Debt" to Micron's consolidated financial statements.

Maturities of Notes Payable and Future Minimum Lease Payments

As of August 29, 2013, maturities of notes payable and future minimum lease payments under capital lease obligations were as follows:

As of August 29, 2013	Notes Payable	Capital Lease Obligations
2014	$510	$181
2015	—	180
2016	—	200
2017	175	30
2018	645	3
2019 and thereafter	1,645	8
Discounts and interest, respectively	(444)	(49)
	$2,531	$553

Commitments

Micron has various financial guarantees which are issued in the normal course of business on behalf of its subsidiaries. These contracts include debt guarantees and guarantees on certain banking facilities. Micron enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. Micron has entered into agreements covering purchases or sales, as applicable, by Micron or any of its subsidiaries, and occasionally Micron may be required to perform under such agreements on behalf of its subsidiaries.
As of August 29, 2013, the maximum potential amount of future payments Micron could have been required to make under its debt guarantees was approximately $705 million. Substantially all of this amount relates to guarantees for debt of wholly-owned entities whereby Micron would be obligated to perform under the guarantee if a subsidiary were to default on the terms of their debt arrangements. In the event of performance under the guarantee, Micron would be permitted to seek reimbursement from the subsidiary company(s) through liquidation of the assets collateralized by the various debt instruments. At the time these contracts were entered into, the collateralized assets approximated the value of the outstanding guarantees. The majority of these guarantees expire at various times between December, 2014 and January, 2018. Micron also guarantees credit facilities that provide for up to $408 million of additional financing. As of August 29, 2013, no amounts had been drawn under these credit facilities.

Micron guarantees certain banking facilities for its wholly-owned consolidated entities. Substantially all of these guarantees relate to bank overdraft protections. The maximum potential amount of future payments Micron could be required to make under these guarantees varies based on the extent of potential overdrafts. Micron's business processes substantially mitigate the risk of wholly-owned subsidiaries over drafting their bank accounts. The majority of these guarantees have no contractual expiration.

We have agreed, subject to certain conditions, to provide certain support to Elpida with respect to obtaining financing for working capital purposes and capital expenditures. In addition, we agreed, subject to certain conditions, to use reasonable best efforts to assist the Elpida Companies in financing up to 64 billion yen (or the equivalent of approximately $655 million) of eligible capital expenditures incurred through June 30, 2014, which may include us providing payment guarantees of third party financing under certain circumstances or direct financial support from Micron Technology, Inc. or one of its subsidiaries. For further information, see "Item 8. Financial Statements and Supplementary Data – Acquisition of Elpida Memory, Inc." to Micron's consolidated financial statements.

Contingencies

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that Micron and it's subsidiaries' products or manufacturing processes infringe their intellectual property rights. Micron has accrued a liability and charged operations for the estimated costs of adjudication or settlement of various asserted and unasserted claims existing as of the balance sheet date. We are currently a party to various litigation regarding patent, antitrust, securities, commercial and other matters arising from the normal course of business, none of which is expected to have a material adverse effect on Micron's business, results of operations or financial condition. Micron is a party to the matters listed in the "Contingencies" note in the consolidated financial statements, with the exception of the patent infringement case Tessera Inc. filed on December 7, 2007 against Elpida Memory, Inc., Elpida Memory (USA) Inc., and numerous other defendants, and the complaint filed on July 12, 2013 by seven former shareholders of Elpida against the board of directors of Elpida as of February 2013. For further information, see the Consolidated Financial Statements, "Contingencies" note.

Related Party Transaction

Transactions between Micron and its consolidated subsidiaries are eliminated in consolidation. Micron engages in various transactions with its equity method investees and eliminates the profits or losses on those transactions to the extent of its ownership interest until such time as the profits or losses are realized. As of August 29, 2013, Micron held a 31% ownership interest in Aptina Imaging Corporation ("Aptina") and a 50% ownership interest in Transform Solar Pty Ltd. Net sales included sales to consolidated subsidiaries of $4,190 million, $4,148 million and $5,718 million for 2013, 2012 and 2011, respectively. Net sales for 2013, 2012 and 2011 also included $182 million, $372 million and $349 million, respectively, for sale of products to Aptina. For further information regarding transactions between Micron and its equity method investees, see the Consolidated Financial Statements, "Equity Method Investments – Other" note.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

MICRON TECHNOLOGY, INC.

	Balance at Beginning of Year	Business Acquisitions	Charged (Credited) to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended August 29, 2013	$5	$—	$1	$(1)	$5
Year ended August 30, 2012	3	—	5	(3)	5
Year ended September 1, 2011	4	—	—	(1)	3

Deferred Tax Asset Valuation Allowance
Year ended August 29, 2013	$1,522	$1,292	$370	$31	$3,215
Year ended August 30, 2012	1,207	—	373	(58)	1,522
Year ended September 1, 2011	1,263	—	(103)	47	1,207

Certain deferred tax assets and liabilities in prior years were corrected with corresponding changes in the valuation allowance, resulting in no change to net deferred tax assets. The change in these items was not material for any period presented.