Form 10-Q
period 2013-11-28
MICRON TECHNOLOGY INC
filed 2014-01-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2013

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of January 2, 2014, was 1,060,879,576.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

Quarter ended	November 28, 2013	November 29, 2012
Net sales	$4,042	$1,834
Cost of goods sold	2,761	1,617
Gross margin	1,281	217

Selling, general and administrative	176	119
Research and development	320	224
Restructure and asset impairments	(3)	(21)
Other operating (income) expense, net	237	(8)
Operating income (loss)	551	(97)

Interest income	5	3
Interest expense	(101)	(57)
Other non-operating income (expense), net	(80)	(59)
	375	(210)

Income tax provision	(80)	(13)
Equity in net income (loss) of equity method investees	86	(52)
Net income (loss)	381	(275)

Net income attributable to noncontrolling interests	(23)	—
Net income (loss) attributable to Micron	$358	$(275)

Earnings (loss) per share:
Basic	$0.34	$(0.27)
Diluted	0.30	(0.27)

Number of shares used in per share calculations:
Basic	1,046	1,014
Diluted	1,196	1,014

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

Quarter ended	November 28, 2013	November 29, 2012
Net income (loss)	$381	$(275)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6	7
Gain (loss) on investments, net	1	2
Gain (loss) on derivative instruments, net	(2)	(5)
Pension liability adjustments	—	(1)
Other comprehensive income (loss)	5	3
Total comprehensive income (loss)	386	(272)
Comprehensive (income) loss attributable to noncontrolling interests	(23)	—
Comprehensive income (loss) attributable to Micron	$363	$(272)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	November 28, 2013	August 29, 2013
Assets
Cash and equivalents	$3,654	$2,880
Short-term investments	216	221
Receivables	2,833	2,329
Inventories	2,459	2,649
Restricted cash	—	556
Other current assets	207	276
Total current assets	9,369	8,911
Long-term marketable investments	538	499
Property, plant and equipment, net	7,733	7,626
Equity method investments	490	396
Intangible assets, net	368	386
Deferred tax assets	802	861
Other noncurrent assets	494	439
Total assets	$19,794	$19,118

Liabilities and equity
Accounts payable and accrued expenses	$2,630	$2,115
Deferred income	236	243
Equipment purchase contracts	104	182
Current portion of long-term debt	1,543	1,585
Total current liabilities	4,513	4,125
Long-term debt	4,260	4,452
Other noncurrent liabilities	875	535
Total liabilities	9,648	9,112

Commitments and contingencies

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,058 shares issued and outstanding (1,044 as of August 29, 2013)	106	104
Additional capital	8,919	9,187
Retained earnings (accumulated deficit)	126	(212)
Accumulated other comprehensive income	68	63
Total Micron shareholders' equity	9,219	9,142
Noncontrolling interests in subsidiaries	927	864
Total equity	10,146	10,006
Total liabilities and equity	$19,794	$19,118

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Quarter Ended	November 28, 2013	November 29, 2012
Cash flows from operating activities
Net income (loss)	$381	$(275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	491	457
Amortization of debt discount and other costs	50	28
Noncash loss on restructure of debt	86	—
Stock-based compensation	22	19
(Gains) losses from currency hedges, net	14	51
Equity in net (income) loss of equity method investees	(86)	52
Restructure and asset impairments	(8)	(22)
Change in operating assets and liabilities:
Receivables	(494)	98
Inventories	190	(26)
Accounts payable and accrued expenses	408	(108)
Customer prepayments	212	(36)
Deferred income taxes, net	59	4
Other	182	(6)
Net cash provided by operating activities	1,507	236

Cash flows from investing activities
Expenditures for property, plant and equipment	(526)	(434)
Purchases of available-for-sale securities	(196)	(317)
Decrease in restricted cash	556	—
Proceeds from sales and maturities of available-for-sale securities	162	109
Other	25	3
Net cash provided by (used for) investing activities	21	(639)

Cash flows from financing activities
Repayments of debt	(737)	(52)
Payments on equipment purchase contracts	(143)	(104)
Cash paid to purchase common stock	(42)	(2)
Proceeds from issuance of common stock under equity plans	144	—
Cash received from noncontrolling interests	49	—
Proceeds from equipment sale-leaseback transactions	14	26
Proceeds from issuance of debt	—	173
Cash received for capped call transactions	—	24
Other	(20)	(19)
Net cash provided by (used for) financing activities	(735)	46

Effect on changes in foreign currency exchange rates on cash and cash equivalents	(19)	—

Net increase (decrease) in cash and equivalents	774	(357)
Cash and equivalents at beginning of period	2,880	2,459
Cash and equivalents at end of period	$3,654	$2,102

Noncash investing and financing activities:
Exchange of convertible notes	756	—
Equipment acquisitions on contracts payable and capital leases	80	59
See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc. and its consolidated subsidiaries (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2013. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position and our consolidated results of operations and cash flows. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our first quarters of fiscal 2014 and 2013 ended on November 28, 2013 and November 29, 2012, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2013.

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

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together, the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions that funded a series of sale-leaseback transactions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the EQUVO Entities are merely financing vehicles and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

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

Elpida Memory, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida") and an additional 24% ownership interest in Rexchip Electronics Corporation ("Rexchip"), now known as Micron Memory Taiwan Co., Ltd. ("MMT"). Both Elpida and MMT manufacture semiconductor memory products including mobile DRAM targeted toward mobile phones and tablets. We paid $615 million and $334 million for the acquisition of Elpida and the additional Rexchip shares, respectively. Elpida owns, directly and indirectly through a subsidiary, approximately 65% of MMT's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares, we own approximately 89% ownership interest in MMT.

In connection with the acquisition, we recorded net assets of $2,601 million and noncontrolling interest of $168 million. Because the fair value of the net assets acquired less noncontrolling interests exceeded the purchase price, we recognized a gain on the acquisition of $1,484 million.

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

Quarter ended	November 29, 2012
Net sales	$2,619
Net income (loss)	(226)
Net income (loss) attributable to Micron	(237)
Earnings (loss) per share:
Basic	$(0.23)
Diluted	(0.23)

The unaudited pro forma financial information for the first quarter of 2013 includes our results for the quarter ended November 29, 2012 and the results of Elpida, including the adjustments described above, for the quarter ended September 30, 2012.

Investments

As of November 28, 2013 and August 29, 2013, available-for-sale investments, including cash equivalents, were as follows:

As of	November 28, 2013				August 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,677	$—	$—	$1,677	$1,188	$—	$—	$1,188
Certificates of deposit	558	—	—	558	349	—	—	349
Corporate bonds	441	1	—	442	414	1	(1)	414
Government securities	133	—	—	133	168	—	—	168
Asset-backed securities	107	—	—	107	97	—	—	97
Commercial paper	63	—	—	63	61	—	—	61
Marketable equity securities	6	—	—	6	6	—	—	6
	$2,985	$1	$—	$2,986	$2,283	$1	$(1)	$2,283

The table below presents the amortized cost and fair value of available-for-sale debt securities, including cash equivalents, as of November 28, 2013 by contractual maturity:

	Amortized Cost	Fair Value
Money market funds not due at a single maturity date	$1,677	$1,677
Due in 1 year or less	771	771
Due in 1 - 2 years	257	258
Due in 2 - 4 years	262	262
Due after 4 years	12	12
	$2,979	$2,980

Proceeds from the sales of available-for-sale securities for the first quarters of 2014 and 2013 were $113 million and $93 million, respectively. Gross realized gains and losses for the first quarters of 2014 and 2013 were not significant. As of November 28, 2013, no available-for-sale security had been in a loss position for longer than 12 months.

Receivables

As of	November 28, 2013	August 29, 2013
Trade receivables (net of allowance for doubtful accounts of $5 and $5, respectively)	$2,533	$2,069
Income and other taxes	65	74
Other	235	186
	$2,833	$2,329

As of November 28, 2013 and August 29, 2013, other receivables included $68 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  (See "Consolidated Variable Interest Entities" note.)

Inventories

As of	November 28, 2013	August 29, 2013
Finished goods	$836	$796
Work in process	1,462	1,719
Raw materials and supplies	161	134
	$2,459	$2,649

Property, Plant and Equipment

As of	November 28, 2013	August 29, 2013
Land	$86	$86
Buildings	4,892	4,835
Equipment	15,909	15,600
Construction in progress	195	84
Software	319	315
	21,401	20,920
Accumulated depreciation	(13,668)	(13,294)
	$7,733	$7,626

Depreciation expense was $468 million and $437 million for the first quarters of 2014 and 2013, respectively. Other noncurrent assets included buildings, equipment, and other assets classified as held for sale of $49 million as of November 28, 2013 and $22 million as of August 29, 2013. Other noncurrent assets also included land held for development of $55 million as of November 28, 2013 and $54 million as of August 29, 2013.

Equity Method Investments

As of	November 28, 2013		August 29, 2013
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera	$437	35%	$344	35%
Tera Probe	42	40%	40	40%
Other	11	Various	12	Various
	$490		$396

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

Quarter ended	November 28, 2013	November 29, 2012
Inotera	$84	$(53)
Tera Probe	2	—
Other	—	1
	$86	$(52)

As of November 28, 2013, our maximum exposure to loss from our involvement with our equity method investments that were VIEs was $437 million and primarily included our Inotera investment balance.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

Inotera

We have partnered with Nanya in Inotera, a Taiwanese DRAM memory company, since the first quarter of 2009.  As of November 28, 2013, we held a 35% ownership interest, Nanya and certain of its affiliates held a 36% ownership interest and the remaining ownership interest in Inotera was publicly held.

As of November 28, 2013 the market value of our equity interest in Inotera was $1.47 billion based on the closing trading price of its shares in an active market. As of November 28, 2013 and August 29, 2013, there were gains of $50 million and $44 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

As of September 30, 2013, Inotera's current liabilities exceeded its current assets by $766 million, which exposes Inotera to liquidity risk. As of June 30, 2013, Inotera was not in compliance with certain of its loan covenants, and had not been in compliance for the past several years, which gives the lenders the right under the agreements to require the repayment of such loans. Inotera received a waiver from complying with the June 30, 2013 financial covenants. Inotera's management has implemented plans to improve its liquidity and for the nine-month period ended September 30, 2013, Inotera generated net income of $333 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year.

In the second quarter of 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement") between us and Inotera under which we are obligated to purchase for an initial period through January 2016, substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. In December 2013, we renewed our supply agreement with Inotera, which extended the initial period through January 2017. Effective through December 31, 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. Under these agreements, we purchased $587 million and $201 million of DRAM products in the first quarters of 2014 and 2013, respectively.

Pursuant to a cost-sharing arrangement with Nanya effective through December 31, 2012, our research and development ("R&D") costs were reduced by $15 million in the first quarter of 2013. Nanya ceased participating in the joint development program in the second quarter of 2013.

Tera Probe

In the fourth quarter of 2013, we acquired, as an asset of Elpida, a 40% interest in Tera Probe, Inc. ("Tera Probe"), a Japanese-based company mainly engaged in wafer testing and contract wafer-level package testing services. The net carrying value of our investment was less than our proportionate share of Tera Probe's equity at the time of our investment, and the difference is being amortized as a net credit to earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of November 28, 2013, $34 million of unamortized Tera Probe Amortization was being recognized over a weighted-average period of 6 years.

As of November 28, 2013, based on the closing trading price of Tera Probe's shares in an active market, the market value of our equity interest was $36 million. We evaluated our investment in Tera Probe and concluded that the decline in the market value below carrying value was not an other-than-temporary impairment primarily because of the limited amount of time the fair value was below the carrying value and historical volatility of the stock price.

Tera Probe performs probe services for certain of our manufacturing processes. Included in cost of goods sold for the first quarter of 2014 is $33 million for probe services performed by Tera Probe.

Other

Transform: In the second quarter of 2010, we acquired a 50% interest in Transform, a developer, manufacturer and marketer of photovoltaic technology and solar panels, from Origin Energy Limited ("Origin"). As of November 28, 2013, we and Origin each held a 50% ownership interest in Transform.  In the third quarter of 2012, the Board of Directors of Transform approved a liquidation plan. In the first quarter of 2013, Transform terminated a fully-paid lease to a portion of our Boise manufacturing facilities and, as a result, we recognized a restructure gain of $25 million in the first quarter of 2013.

Aptina: Other equity method investments included a 30% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's losses.

In the first quarter of 2013, we recognized net sales of $61 million and cost of goods sold of $81 million from products sold to Aptina under a wafer supply agreement. In the third quarter of 2013, in connection with our sale of Micron Technology Italia, S.r.l. ("MIT") to LFoundry, we assigned to LFoundry our supply agreement with Aptina to manufacture image sensors at MIT. In 2013, we also loaned $45 million to Aptina under a short-term, interest-free, unsecured agreement. In the first quarter of 2014, Aptina repaid $15 million of the loan and as of November 28, 2013, other current assets included $30 million for the outstanding amount, which was repaid to us in the second quarter of 2014.

Intangible Assets

As of	November 28, 2013		August 29, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$647	$(288)	$642	$(269)
Customer relationships	127	(118)	127	(114)
	$774	$(406)	$769	$(383)

During the first quarters of 2014 and 2013, we capitalized $6 million and $9 million, respectively, for product and process technology with weighted-average useful lives of 9 years. Amortization expense was $23 million and $20 million for the first quarters of 2014 and 2013, respectively.  Annual amortization expense is estimated to be $90 million for 2014, $74 million for 2015, $66 million for 2016, $56 million for 2017 and $45 million for 2018.

Accounts Payable and Accrued Expenses

As of	November 28, 2013	August 29, 2013
Accounts payable	$1,164	$1,048
Related party payables	605	374
Salaries, wages and benefits	337	267
Customer advances	192	140
Income and other taxes	42	47
Other	290	239
	$2,630	$2,115

As of November 28, 2013 and August 29, 2013, related party payables included $578 million and $345 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement. As of November 28, 2013 and August 29, 2013, respectively, related party payables also included $27 million and $29 million due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of November 28, 2013 and August 29, 2013, customer advances included $100 million and $134 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. (See "Consolidated Variable Interest Entities – IMFT" note.)

As of November 28, 2013 customer advances also included $90 million for amounts received from a customer in the first quarter of 2014 under a DRAM supply agreement to be applied to purchases through September 2016. In addition, as of November 28, 2013, other noncurrent liabilities included $158 million from this agreement.

As of November 28, 2013 and August 29, 2013, other accounts payable and accrued expenses included $11 million and $8 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Consolidated Variable Interest Entities – IMFT" note.)

Debt

As of	November 28, 2013	August 29, 2013
Capital lease obligations	$1,107	$1,252
Elpida creditor installment payments	1,095	1,644
2014 convertible senior notes, due June 2014(1)	471	465
2027 convertible senior notes, due June 2027	160	147
2031A convertible senior notes, due August 2031	284	277
2031B convertible senior notes, due August 2031	104	253
2032C convertible senior notes, due May 2032(1)	467	463
2032D convertible senior notes, due May 2032(1)	371	369
2033E convertible senior notes, due February 2033	273	272
2033F convertible senior notes, due February 2033	261	260
2043G convertible senior notes, due November 2043(1)	628	—
Other notes payable	582	635
	5,803	6,037
Less current portion	1,543	1,585
	$4,260	$4,452
(1) For these notes, we have the option to pay cash for the aggregate amount due upon conversion. It is our current intent to settle the principal amount of these notes in cash upon conversion. As a result, the notes are considered in diluted earnings per share under the treasury stock method.

Elpida Creditor Installment Payments

As of November 28, 2013, under the terms and conditions of the respective plans of reorganization of Elpida and Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies"), we are obligated to pay 142 billion yen (or the equivalent of $1,388 million based on exchange rates as of November 28, 2013) to the external creditors of the Elpida Companies (the "Elpida Creditor Installment Payments"). In October 2013, we made the first installment payments of $534 million to the external creditors of the Elpida Companies from funds that had been held in a restricted cash account since the acquisition date. The remaining payments are payable at the end of each calendar year beginning in 2014 through 2019.

Debt Restructure

In November 2013, we initiated a series of actions resulting in the restructure of certain of our series of convertible notes as follows:

Exchange Transactions: On November 12, 2013, we exchanged with various note holders in a series of separate non-cash transactions an aggregate principal amount of $440 million of 2027 Notes, 2031A Notes and 2031B Notes (the "Exchanged Notes") into 3.00% Convertible Senior Notes due 2043 (the "2043G Notes") (the "Exchange Transactions").

In the Exchange Transactions, we exchanged $80 million in principal amount of our 2027 Notes, $155 million in principal amount of our 2031A Notes and $205 million in principal amount of our 2031B Notes into $820 million aggregate issue price of 2043G Notes. The principal amount of 2043G Notes will accrete from their issue price to an aggregate principal amount at maturity of $1,025 million. The liability and equity components of the Exchanged Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. Accordingly, the Exchange Transaction resulted in derecognition for the Exchanged Notes of $345 million of carrying value of debt (which was the aggregate principal amount of $440 million, net of $95 million of unamortized debt discount) and $411 million of additional capital. In connection with the Exchange Transactions, we recognized a loss of $38 million based on the difference between the fair value and carrying value of the debt component of the Exchanged Notes (Level 2 fair value measurements). In addition, we recognized $11 million of interest expense to pay a "make-whole premium," which was included in the non-cash exchanges into 2043G Notes.

Termination of Conversion Rights: On November 7, 2013, we gave notice to (1) terminate the conversion rights of the remaining 2027 Notes, not participating in the Exchange Transactions, effective as of December 13, 2013 and (2) settle entirely in cash any conversions of the 2027 Notes that occur prior to the conversion right termination date (the "Termination of Conversion Rights"). Through December 13, 2013, all holders of the 2027 Notes notified us of the exercise of their option to convert their 2027 Notes entirely (convertible into approximately 9 million shares of our common stock). Based on our notice to settle entirely in cash any conversions of the remaining 2027 Notes, the settlement obligation constituted a derivative instrument subject to mark-to-market accounting treatment. Therefore, we reclassified the $58 million fair value (Level 2 fair value measurement) of the equity component of the remaining 2027 Notes from additional capital to a derivative debt liability as of November 7, 2013, which resulted in an aggregate carrying value of the remaining 2027 Notes on that date of $138 million.

Under the terms of the indenture of the 2027 Notes, the final cash settlement amount is determined based on the shares underlying the remaining 2027 Notes multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Through the end of our first quarter of 2014, we recognized a loss of $22 million, included in other non-operating expense, on our derivative settlement obligations based on an increase in the settlement amounts. The carrying value of the remaining 2027 Notes was $160 million as of November 28, 2013. Subsequent to the end of our first quarter of 2014, due to a further increase in the settlement amounts, we paid the holders of the remaining 2027 Notes $179 million to settle our conversion obligations. As a result, our second quarter of 2014 will include an additional loss of $19 million in other non-operating expense related to the Termination of Conversion Rights.

Redemption Notice: On November 7, 2013, we gave notice of our intent to redeem the remaining 2031A Notes, not participating in the Exchange Transactions, on December 7, 2013 (the "Redemption Notice"). In connection therewith, we recognized $5 million of interest expense to pay a "make-whole premium" upon redemption of the remaining 2031A Notes. From November 7, 2013 through the end of our first quarter of 2014, holders of $112 million principal amount of 2031A Notes (convertible into approximately 12 million shares of our common stock) notified us of the exercise of their option to convert their 2031A Notes entirely. For each of these conversion notices, we elected to settle the conversions entirely in cash. Based on our elections to settle amounts in cash, the settlement obligations became derivative instruments subject to mark-to-market accounting treatment and we therefore reclassified an aggregate of $115 million of fair value (Level 2 fair value measurements) of the equity components from additional capital to a derivative debt liability.

Under the terms of the indenture of the 2031A Notes, the final cash settlement amount is determined based on the underlying shares multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. Through the end of our first quarter of 2014, we recognized a loss of $15 million, included in other non-operating expense, on our derivative settlement obligations based on an increase in the settlement amounts. The carrying value of the remaining 2031A Notes was $284 million as of November 28, 2013. Subsequent to the end of our first quarter of 2014, holders of the remaining $78 million principal amount of the 2031A Notes (convertible into approximately 8 million shares of our common stock) notified us of the exercise of their option to convert their 2031A Notes entirely. For each of these conversion notices, we elected to settle the conversions entirely in cash. Based on our elections to settle amounts in cash, the settlement obligations became derivative instruments and we therefore reclassified the $102 million fair value of the equity component from additional capital to a derivative debt liability. As a result, we estimate that our second quarter of 2014 will include an additional loss of $49 million in other non-operating expense related to conversions effective in the first quarter in response to the Redemption Notice.

2043G Notes

In connection with the Exchange Transactions, on November 12, 2013, we issued $1,025 million of 2043G Notes. Each $1,000 principal amount at maturity has an issue price of $800 for purposes of the indenture. An amount equal to the difference between the issue price and the principal amount at maturity will accrete in accordance with a schedule set forth in the indenture.  The issue price plus such accretion is the accreted principal amount. The initial conversion rate for the 2043 Notes is 34.2936 shares of common stock per $1,000 principal amount at maturity, equivalent to an initial conversion price of approximately $29.16 per share of common stock. Issuance costs for the 2043 Notes totaled $7 million. Interest is payable in May and November of each year.

Upon issuance of the 2043G Notes, we recorded $627 million of debt, $173 million of additional capital and $5 million of deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt was based on the fair value of the debt component as a standalone instrument and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (Level 2 fair value measurements). We recorded a debt discount of $398 million for the difference between the debt recorded at inception and the principal amount at maturity. Holders of the 2043G Notes have the right to require us to repurchase all or a portion of their notes in November 2028 at the accreted principal amount which is scheduled to be $917 million.

Conversion Rights: Holders may convert their 2043G Notes under the following circumstances: (1) if the 2043G Notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (approximately $37.91 per share) of the 2043G Notes; (3) if the trading price of the 2043G Notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2043G Notes during the periods specified in the indenture; (4) if specified distributions or corporate events occur, as set forth in the indenture for the 2043G Notes; or (5) at any time after August 15, 2043.

We have the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. It is our intent to settle the principal amount of the 2043G Notes in cash upon conversion. As a result, upon conversion of the 2043G Notes, only the amounts payable in excess of the principal amounts of the 2043G Notes are considered in diluted earnings per share under the treasury stock method.

Cash Redemption at Our Option: We may redeem for cash the 2043G Notes prior to November 20, 2018 if the closing price of our common stock is more than 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending within five trading days prior to the date on which we provide notice of redemption. The redemption price will equal the principal amount at maturity plus accrued and unpaid interest. We may redeem for cash the 2043G Notes on or after November 20, 2018 without regard to the closing price of our common stock. The redemption price will equal the accreted principal amount plus accrued and unpaid interest. If we redeem the 2043G Notes prior to November 20, 2018, we will also pay a make-whole premium in cash, as specified in the indenture to the 2043G Notes.

Cash Repurchase at the Option of the Holder: We may be required by the holders of the 2043G Notes to repurchase for cash all or a portion of the 2043G Notes on November 15, 2028. The repurchase price is equal to the accreted principal amount plus accrued and unpaid interest. Upon a change in control or a termination of trading, as defined in the indenture, holders of the 2043G Notes may require us to repurchase for cash all or a portion of their 2043G Notes at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest.

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

		Date Holders Can Put Back to Us(2)	Interest Rate		Discount as of
	Term (Years)(1)		Stated	Effective	November 28, 2013	August 29, 2013
2014 Notes	Less than 1	—	1.875%	7.9%	$14	$20
2027 Notes(3)	Less than 1	N/A	1.875%	6.9%	14	28
2031A Notes(3)	Less than 1	N/A	1.500%	6.5%	36	68
2031B Notes	7	August 2020	1.875%	7.0%	36	92
2032C Notes	5	May 2019	2.375%	6.0%	83	87
2032D Notes	7	May 2021	3.125%	6.3%	79	81
2033E Notes	4	February 2018	1.625%	4.5%	27	28
2033F Notes	6	February 2020	2.125%	4.9%	39	40
2043G Notes	15	November 2028	3.000%	6.8%	397	—
(1) Expected term for amortization of the remaining debt discount as of November 28, 2013. For the 2043G Notes,
$289 million of debt discount is expected to be amortized over the 15-year expected term. See "2043G Notes" above.
(2) Holders of these notes have the right to require us to repurchase all or a portion of their notes on the dates specified.
(3) In connection with the November 2013 debt restructure transactions, all holders exercised their option to convert their notes in the second quarter of 2014.

Conversion prices per share and the conversion value in excess of principal for our convertible notes were as follows:

	Initial Conversion			Conversion Price Per Share Threshold(2)	Conversion Value in Excess of Principal
	Outstanding Principal	Price Per Share	Number of Shares(1)		November 28, 2013(3)	August 29, 2013(4)
2014 Notes	$485	14.23	34	18.50	$237	$—
2027 Notes	95	10.90	9	14.17	89	43
2031A Notes	190	9.50	20	12.35	233	148
2031B Notes	140	9.50	15	12.35	172	148
2032C Notes	550	9.63	57	12.52	659	225
2032D Notes	450	9.98	45	12.97	504	162
2033E Notes	300	10.93	27	14.21	281	72
2033F Notes	300	10.93	27	14.21	281	72
2043G Notes	1,025	29.16	35	37.91	—	—
	$3,535		269		$2,456	$870
(1)Shares issuable, upon conversion, for the principal amount of the notes.
(2)Holders may convert their notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in a 30 trading day period ending on the last trading day of the immediately preceding calendar quarter is 130% of the initial conversion price per share.
(3)Based on our closing share price of $21.17 and outstanding principal balances as of November 28, 2013.
(4)Based on our closing share price of $13.57 and outstanding principal balances as of August 29, 2013. The principal balances were not reduced by the amount of the Exchange Transactions that occurred in the first quarter of 2014 as described below.

Subsequent Event - Financing

On December 20, 2013, we issued $462 million in aggregate principal amount of 1.258% Secured Notes due 2019 (the "2019 Notes").  The 2019 Notes mature on January 15, 2019 and bear interest at a rate of 1.258% per annum, payable semi-annually in arrears in January and July of each year, commencing in January 2014. The principal amount of the 2019 Notes are payable in 10 consecutive semi-annual installments payable in arrears in January and July of each year, commencing in July 2014. The Notes are collateralized by certain equipment. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for their guarantee upon issuance of the 2019 Notes.

At any time prior to the maturity date of the 2019 Notes, we may redeem the 2019 Notes, in whole or in part, at a price equal to the principal amount of the 2019 Notes to be redeemed plus a "make-whole premium" as described in the indenture, together with accrued and unpaid interest and any other unpaid amounts then due under the indenture, to the date of redemption. If we or certain related persons described in the indenture are or become a person to whom Ex-Im Bank is prohibited by law from providing financing or other credit support, we will be required to redeem the 2019 Notes in whole, at a price equal to the principal amount of the 2019 Notes plus a "make-whole premium," together with accrued and unpaid interest and any other unpaid amounts then due to the date of redemption.

The indenture for the 2019 Notes contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the 2019 Notes. Events of default also include, among others, the occurrence of any event or circumstance that, in the reasonable judgment of Ex-Im Bank, is likely materially and adversely to affect our ability to perform any payment obligation, or all or any of our other obligations which are material obligations, under the indenture, the 2019 Notes or under any other related transaction documents to which it is a party.

Maturities of Notes Payable and Future Minimum Lease Payments

As of November 28, 2013, maturities of notes payable, excluding the 2019 Notes which were issued subsequent to November 28, 2013, were as follows:

As of November 28, 2013	Notes Payable
Remainder of 2014	$1,110
2015	359
2016	348
2017	317
2018	516
2019 and thereafter(1)	2,960
Discounts(1)	(914)
$4,696
(1) Includes $917 million of scheduled accreted principal amount and $289 million of discount for the 2043G Notes. See "2043G Notes" above.

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

Rambus

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

We were engaged in litigation with Rambus relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus related to patent matters were pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.

In December 2013, subsequent to the end of our first fiscal quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent-related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over 7 years, for a total of $280 million.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Patent Matters

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively “Elpida”).  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs' case against Elpida is stayed.

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board held a hearing in connection with the three petitions on December 9, 2013. A final decision is expected by the end of March 2014. The District Court has stayed the litigation pending the outcome of the inter-partes review by the Patent Office.

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

Among other things, the above lawsuits pertain to certain of our DDR, DDR2, DDR3, SDR SDRAM, PSRAM, RLDRAM, LPSDR, NAND Flash, image sensor products and certain other memory products we manufacture, which account for a significant portion of our net sales.

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

Antitrust Matters

At least sixty-eight purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers in various federal and state courts in the United States and in Puerto Rico on behalf of indirect purchasers alleging a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products during the period from April 1999 through at least June 2002. The complaints seek joint and several damages, trebled, in addition to restitution, costs and attorneys' fees. A number of these cases were removed to federal court and transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings. In July, 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

We are unable to predict the outcome of these matters and therefore cannot estimate the range of possible loss, except as noted in the above discussion of the U.S. indirect purchaser cases. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Securities Matters

On July 12, 2013, seven former shareholders of Elpida Memory, Inc. ("Elpida") filed a complaint against Messrs. Sakamoto, Adachi, Gomi, Shirai, Tsay-Jiu, Wataki, Kinoshita, and Takahasi in their capacity as members of the board of directors of Elpida as of February 2013. The complaint alleges that the defendants engaged in various acts and misrepresentations to hide the financial condition of Elpida and deceive shareholders prior to Elpida filing a petition for corporate reorganization on February 27, 2013. The plaintiffs seek joint and several damages equal to the market value of shares owned by each of the plaintiffs on February 23, 2013, along with attorneys’ fees and interest. At a hearing on September 25, 2013, the plaintiffs withdrew the complaint against Mr. Tsay-Jiu.

We are unable to predict the outcome of this matter and therefore cannot estimate the range of possible loss.  The final resolution of this matter could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. The most recent hearing was held on November 12, 2013 and an additional hearing is scheduled in January 2014. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 28, 2013, the Inotera shares purchased from Qimonda had a carrying value of $241 million and a market value of $814 million.

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

Micron Shareholders' Equity and Noncontrolling Interests in Subsidiaries

Changes in the components of equity were as follows:

	Quarter Ended November 28, 2013			Quarter Ended November 29, 2012
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$9,142	$864	$10,006	$7,700	$717	$8,417

Net income (loss)	358	23	381	(275)	—	(275)
Other comprehensive income (loss)	5	—	5	3	—	3
Comprehensive income (loss)	363	23	386	(272)	—	(272)

Contribution from noncontrolling interests	—	49	49	—	—	—
Distributions to noncontrolling interests	—	(9)	(9)	—	—	—
Capital and other transactions attributable to Micron	(286)	—	(286)	41	—	41
Ending balance	$9,219	$927	$10,146	$7,469	$717	$8,186

Capped Calls

Issued and Outstanding Capped Calls: We have entered into a series of capped call transactions intended to reduce the effect of potential dilution upon conversion of the 2031, 2032 and 2033 Notes which may be settled in shares or cash, at our election. The capped calls transactions are considered capital transactions and the related cost was recorded as a charge to additional capital.

The following table presents information related to the issued and outstanding capped calls as of November 28, 2013.

Capped Calls				Strike Price(1)	Cap Price Range		Common Shares Covered	Value at Expiration(2)
	Expiration Dates				Low	High		Minimum	Maximum
2031	Jul 2014	-	Feb 2016	$9.50	$11.40	$13.17	73	$—	$207
2032C	May 2016	-	Nov 2017	9.80	14.26	15.69	56	—	307
2032D	Nov 2016	-	May 2018	10.16	14.62	16.04	44	—	244
2033E	Jan 2018	-	Feb 2018	10.93	14.51	14.51	27	—	98
2033F	Jan 2020	-	Feb 2020	10.93	14.51	14.51	27	—	98
							227	$—	$954

(1)	Initial strike prices are subject to certain adjustments.

(2)
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

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component in the first quarter of 2014 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
August 29, 2013	$44	$21	$—	$(2)	$63
Other comprehensive income before reclassifications	6	(2)	1	—	5
Net other comprehensive income (loss)	6	(2)	1	—	5
November 28, 2013	$50	$19	$1	$(2)	$68

In the first quarter of 2014, amounts reclassified from accumulated other comprehensive income were de minimis. Gains on derivative instruments in accumulated other comprehensive income (loss) reclassified to cost of goods sold were $3 million in the first quarter of 2013.

Derivative Instruments

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

Our currency derivatives consist primarily of forward contracts and currency options and our interest rate derivatives consist of interest rate swap agreements.  These derivative instruments expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of November 28, 2013, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts was generally equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.  We also seek to mitigate risk through entering into master netting arrangements with our counterparties (see "Master Netting Arrangements" below).

We have the following risk management programs:

Derivative Instruments without Hedge Accounting Designation

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

In connection with the currency exchange rate risk associated with our acquisition of Elpida and the Rexchip shares, we entered into currency exchange transactions (the "Elpida Hedges" and the "Rexchip Hedges" and, together, the "Elpida Acquisition Hedges"). The Elpida Acquisition Hedges were not designated for hedge accounting and were remeasured at fair value each period with gains and losses reflected in other non-operating income (expense). We recorded losses from the Elpida Acquisition Hedges of $62 million in the first quarter of 2013. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015.

In connection with the Termination of Conversion Rights and Redemption Notice on November 7, 2013, our settlement obligations for the 2027 Notes and 2031A Notes were treated as derivative instruments without hedge accounting designation from November 7, 2013 through their settlement dates, which range between December 10, 2013 and January 9, 2014. The fair values of the underlying conversion options were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. Subsequent measurements through November 28, 2013 of our convertible notes settlement obligations were based on the value-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense).

We are party to interest rate swap contracts that mature in August 2017 to hedge against the variability of future interest payments due on $312 million of floating-rate debt, which effectively converts the floating-rate debt to fixed-rate debt. As of November 28, 2013, the principle balance on the floating-rate debt was $293 million. We designated 80% of the swaps as cash flow hedges and the remaining 20% were not designated for hedge accounting treatment. Changes in the fair value of the undesignated portion are included in interest income (expense). The fair values of the interest rate swaps are calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements).

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

As of November 28, 2013	Notional Amount(1)	Fair Value of
		Current Assets(2)	Noncurrent Assets(3)	(Current Liabilities)(4)	(Noncurrent Liabilities)(5)
Currency forward contracts:
Yen	$496	$—	$—	$(13)	$(4)
Singapore dollar	265	—	—	(2)	—
Shekel	81	—	—	—	—
Euro	58	—	—	(1)	—
Interest rate swap contracts	59	—	—	—	—
	$959

Convertible notes settlement obligations	21	—	—	(444)	—
		$—	$—	$(460)	$(4)

As of August 29, 2013
Forward contracts:
Yen	$336	$1	$3	$—	$—
Singapore dollar	218	—	—	—	—
Shekel	78	—	—	(1)	—
Euro	217	1	—	(1)	—
Interest rate swap contracts	62	—	—	—	—
Currency options:
New Taiwan dollar	351	—	—	—	—
	$1,262	$2	$3	$(2)	$—

(1)	Notional amounts of forward, option and interest rate swap contracts in U.S. dollars and convertible notes settlement obligations in shares.

(2)	Included in receivables – other.

(3)	Included in other noncurrent assets.

(4)	Included in accounts payable and accrued expenses – other for forward, option and interest rate swap contracts and in current portion of long-term debt for convertible notes settlement obligations.

(5)	Included in other noncurrent liabilities.

For derivative instruments without hedge accounting designation, we recognized net losses in the first quarter of 2014 of $37 million for the convertible notes settlement obligations and $14 million for the foreign exchange contracts. We recognized net losses in the first quarter of 2013 of $51 million for foreign exchange contracts. Gains (losses) on foreign exchange contracts and convertible notes settlement obligations were included in other non-operating income (expense). Gains (losses) recognized from interest rate swap contracts in the first quarter of 2014 were not significant and were included in interest expense.

Derivative Instruments with Cash Flow Hedge Accounting Designation

We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, maturity, volatility and credit-risk spread (Level 2 fair value measurements). We are party to interest rate swap contracts that mature in August 2017 to hedge against the variability in future interest payments due on $312 million of floating-rate debt and designated 80% of the swaps as cash flow hedges. As of November 28, 2013, the principle balance on the floating-rate debt was $293 million. The fair values of the interest rate swaps have been calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements).

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  For derivative instruments hedging capital expenditures, the amounts in accumulated other comprehensive income (loss) for these cash flow hedges are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. Amounts in accumulated other comprehensive income (loss) for inventory purchases are reclassified to earnings when inventory is sold. Amounts in accumulated other comprehensive income (loss) for interest rate swaps are reclassified to earnings when the related interest payments affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense).  Total gross notional amounts and fair values for derivative instruments with cash flow hedge accounting designation were as follows:

As of November 28, 2013	Notional Amount (in U.S. Dollars)	Fair Value of Current Liabilities (1)
Currency forward contracts:
Euro	$15	$—
Yen	12	—
Currency options:
Yen	11	(1)
Interest swap contracts:	234	(2)
	$272	$(3)
As of August 29, 2013
Currency forward contracts:
Yen	$6	$(1)
Euro	6	—
Currency options:
Yen	21	(2)
Interest swap contracts:	250	—
	$283	$(3)

(1)	Included in accounts payable and accrued expenses – other.

For the first quarters of 2014 and 2013, we recognized $2 million and $4 million, respectively, of net pre-tax losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant for the first quarters of 2014 and 2013.  In the first quarter of 2013, $3 million of net gains for foreign exchange contracts were reclassified from accumulated other comprehensive income (loss) to cost of goods sold. As of November 28, 2013, the amount of pre-tax net cash flow hedge gains included in accumulated other accumulated comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $6 million.

Master Netting Arrangements

We seek to enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in our consolidated balance sheet on a net basis. The following table presents the gross amounts of our derivative assets and liabilities and the net amounts recorded in our consolidated balance sheet:

As of November 28, 2013	Current Assets(1)	(Current Liabilities)(2)	(Noncurrent Liabilities)(3)
Gross amount	$1	$(463)	$(4)
Gross amounts offset in the statement of financial position	(1)	1	—
Net amounts presented in the statement of financial position	$—	$(462)	$(4)
(1) Included in receivables – other.
(2) Included in current portion of long-term debt and accounts payable and accrued expenses – other.
(3) Included in other noncurrent liabilities.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	November 28, 2013				August 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,677	$—	$—	$1,677	$1,188	$—	$—	$1,188
Certificates of deposit	—	543	—	543	—	38	—	38
Commercial paper	—	5	—	5	—	35	—	35
	1,677	548	—	2,225	1,188	73	—	1,261
Short-term investments:
Corporate bonds	—	112	—	112	—	112	—	112
Commercial paper	—	58	—	58	—	26	—	26
Government securities	—	37	—	37	—	72	—	72
Certificates of deposit	—	8	—	8	—	9	—	9
Asset-backed securities	—	1	—	1	—	2	—	2
	—	216	—	216	—	221	—	221
Long-term marketable investments:
Corporate bonds	—	330	—	330	—	302	—	302
Asset-backed securities	—	106	—	106	—	95	—	95
Government securities	—	96	—	96	—	96	—	96
Marketable equity securities	6	—	—	6	6	—	—	6
	6	532	—	538	6	493	—	499
Restricted cash:
Certificates of deposit	—	7	—	7	—	302	—	302
	—	7	—	7	—	302	—	302

	$1,683	$1,303	$—	$2,986	$1,194	$1,089	$—	$2,283

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of November 28, 2013, no adjustments were made to such pricing information.

Fair Value Measurements on a Nonrecurring Basis

In connection with the Exchange Transactions, we determined the fair value of the debt component of the Exchanged Notes as if it were a stand-alone instrument using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance.

In connection with the Termination of Conversion Rights and Redemption Notice on November 7, 2013, our settlement obligations for the 2027 Notes and 2031A Notes were treated as derivative instruments without hedge accounting designation from November 7, 2013 through their settlement dates, which range between December 10, 2013 and January 9, 2014. The fair values of the underlying conversion options were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. The subsequent measurements as of November 28, 2013 of our convertible notes settlement obligations were based on the value-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense).

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	November 28, 2013		August 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$6,076	$3,019	$4,167	$2,506
Elpida creditor installment payments and other notes	1,680	1,677	2,269	2,279

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

Equity Plans

As of November 28, 2013, we had an aggregate of 140 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 67 million shares were subject to outstanding awards and 73 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 2 million and 4 million stock options during the first quarters of 2014 and 2013, respectively, with weighted-average grant-date fair values per share of $7.58 and $2.99, respectively.

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

Quarter Ended	November 28, 2013	November 29, 2012
Average expected life in years	4.8	5.0
Weighted-average expected volatility	50%	62%
Weighted-average risk-free interest rate	1.3%	0.7%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of November 28, 2013, there were 10 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the first quarters of 2014 and 2013 were as follows:

Quarter ended	November 28, 2013	November 29, 2012
Service-based awards	1	2
Performance-based awards	1	1
Weighted-average grant-date fair values per share	$17.31	$5.73

Stock-based Compensation Expense

Quarter ended	November 28, 2013	November 29, 2012
Stock-based compensation expense by caption:
Cost of goods sold	$7	$6
Selling, general and administrative	11	9
Research and development	4	4
	$22	$19

Stock-based compensation expense by type of award:
Stock options	$14	$13
Restricted stock awards	8	6
	$22	$19

As of November 28, 2013, $166 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the first quarter of 2018, resulting in a weighted-average period of 1.3 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Restructure and Asset Impairments

Quarter ended	November 28, 2013	November 29, 2012
Gain on termination of lease to Transform	$—	$(25)
Other	(3)	4
	$(3)	$(21)

As of November 28, 2013 and August 29, 2013, we had accrued $1 million and $12 million, respectively, for unpaid other restructure activities related to workforce optimization activities. As of November 28, 2013, we do not anticipate incurring any significant additional costs for these restructure activities.

In May 2012, the Board of Directors of Transform approved a liquidation plan. In connection therewith, Transform terminated a lease to a portion of our manufacturing facilities in Boise, Idaho and we recognized a gain of $25 million in the first quarter of 2013.

Other Operating (Income) Expense, Net

Quarter ended	November 28, 2013	November 29, 2012
Rambus settlement	$233	$—
(Gain) loss on disposition of property, plant and equipment	8	(5)
Other	(4)	(3)
	$237	$(8)

In December 2013, subsequent to the end of our first fiscal quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement. (See "Contingencies" note.)

Other Non-Operating Income (Expense), Net

Quarter ended	November 28, 2013	November 29, 2012
Loss on restructure of debt	$(75)	$—
Gain (loss) from changes in currency exchange rates	(6)	(59)
Other	1	—
	$(80)	$(59)

Loss on restructure of debt for the first quarter of 2014 resulted from a series of transactions with holders of our 2027 Notes, 2031A Notes and 2031B Notes. We estimate that our second quarter of 2014 will include an aggregate additional loss of $68 million as a result of the debt conversions relating to the Termination of Conversion Rights for the 2027 Notes and the Redemption Notice for the remaining 2031A Notes. (See "Debt" note.)

Other non-operating expense in the first quarter of 2013 included currency losses of $62 million from changes in the market value of yen currency hedges executed in connection with our planned acquisition of Elpida Memory, Inc. (See "Derivative Instruments" note.)

Income Taxes

Income taxes for the first quarter of 2014 included a tax provision of $73 million primarily related to the utilization of deferred tax assets as a result of Elpida's operations.  Remaining taxes for the first quarters of 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2014 and 2013 was substantially offset by changes in the valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision in the first quarters of 2014 and 2013 by $76 million ($0.06 per diluted share) and $11 million ($0.01 per diluted share), respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 38 million and 357 million for the first quarters of 2014 and 2013, respectively.

Quarter ended	November 28, 2013	November 29, 2012
Net income (loss) available to Micron shareholders – Basic and Diluted	$358	$(275)

Weighted-average common shares outstanding – Basic	1,046	1,014
Net effect of dilutive equity awards and convertible notes	150	—
Weighted-average common shares outstanding – Diluted	1,196	1,014

Earnings (loss) per share:
Basic	$0.34	$(0.27)
Diluted	0.30	(0.27)

Consolidated Variable Interest Entities

IMFT

Since its inception in 2006 through November 28, 2013, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on cumulative contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell to us, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the cost of product design, other NAND Flash R&D costs and R&D cost of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $29 million and $32 million for the first quarters of 2014 and 2013, respectively.

We sell a portion of our products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $101 million and $99 million for the first quarters of 2014 and 2013, respectively. Receivables from Intel for IMFT sales of NAND Flash products as of November 28, 2013 and August 29, 2013, were $59 million and $68 million, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	November 28, 2013	August 29, 2013
Assets
Cash and equivalents	$105	$62
Receivables	67	76
Inventories	48	49
Other current assets	4	4
Total current assets	224	191
Property, plant and equipment, net	1,364	1,382
Other noncurrent assets	47	46
Total assets	$1,635	$1,619

Liabilities
Accounts payable and accrued expenses	$87	$88
Deferred income	9	9
Equipment purchase contracts	4	78
Current portion of long-term debt	6	6
Total current liabilities	106	181
Long-term debt	11	13
Other noncurrent liabilities	114	118
Total liabilities	$231	$312
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Our ability to access IMFT's cash and other assets through cash dividends, loans or advances, including to finance our other operations, is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

Quarter Ended	November 28, 2013	November 29, 2012
IMFT distributions to Micron	$—	$—
IMFT distributions to Intel	—	—
Micron contributions to IMFT	51	—
Intel contributions to IMFT	49	—

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through November 28, 2013, we owned 50.01% and Photronics owned 49.99% of MP Mask. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $18 million and $19 million as of November 28, 2013 and August 29, 2013, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	November 28, 2013	August 29, 2013
Current assets	$32	$26
Noncurrent assets (primarily property, plant and equipment)	176	182
Current liabilities	24	25
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
NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players, and the high-density computing market, as well as NAND Flash products sold to Intel through our IMFT joint venture.
Embedded Solutions Group ("ESG"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND Flash sold to consumer electronics, networking, PC and server markets.

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of cost of goods sold or forecasted wafer production. We did not allocate the Rambus settlement to our segments.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

Quarter ended	November 28, 2013	November 29, 2012
Net sales:
DSG	$1,785	$600
WSG	1,054	263
NSG	806	617
ESG	366	278
All Other	31	76
	$4,042	$1,834

Operating income (loss):
DSG	$432	$(112)
WSG	176	(64)
NSG	95	13
ESG	66	78
All Other	15	(12)
Unallocated	(233)	—
	$551	$(97)

Certain Concentrations

Market Concentrations: Markets with a concentration of at least 10 percent of net sales were as follows:

For the quarter ended	November 28, 2013	November 29, 2012
Computing (including desktop PCs, servers, notebooks and workstations)	35%	20%
Mobile	25%	15%
Consumer electronics	10%	20%
Solid state drives	10%	10%
Networking and storage	10%	10%

Customer Concentrations: Customer concentrations in the first quarter of 2014 included net sales to Apple Inc. ("Apple") of 13% of our total net sales. Substantially all of our sales to Apple are included in the WSG and DSG segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Results – Gross Margin" regarding sales of products that were written up as a result of our acquisition of Elpida; in "Operating Results by Product" regarding the timing and effect of the transition of our Singapore DRAM facility to NAND Flash production and increases in our DRAM production and sales volumes for 2014 as a result of the Elpida acquisition; in "Selling, General and Administrative" regarding SG&A costs for the second quarter of 2014; in "Research and Development" regarding R&D costs for the second quarter of 2014; in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, regarding cash flows from operations and available financing to meet our requirements for at least the next 12 months, regarding our pursuit of additional financing and debt restructuring, regarding capital spending in 2014 and regarding the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 29, 2013. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2014 and 2013 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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
NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players and the high-density computing market, as well as NAND Flash products sold to Intel Corporation ("Intel") through our IM Flash Technologies, LLC. ("IMFT") joint venture.
Embedded Solutions Group ("ESG"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND Flash sold to consumer electronics, networking, PC and server markets.

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.

Acquisition of Elpida Memory, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida") for $615 million. On July 31, 2013, we also acquired a 24% ownership interest in Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT") for $334 million in cash. Elpida and its subsidiaries own approximately 65% of MMT's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares, we own approximately 89% of MMT's common stock and are entitled to 100% of MMT's output.

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in MMT, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and an assembly and test facility located in Akita, Japan. The Elpida and MMT fabrication facilities together represent approximately one-third of our wafer capacity. Elpida's semiconductor memory products include Mobile DRAM, targeted toward mobile phones and tablets. Elpida's operations are included primarily in the DSG and WSG segments. Our results of operations for the fourth quarter 2013 included approximately one month of operating results from the acquired Elpida operations. In addition, our results of operations for the fourth quarter 2013 included a $1,484 million gain on the acquisition of Elpida.

The Elpida Companies are currently subject to corporate reorganization proceedings under the Corporate Reorganization Act of Japan. Because the plans of reorganization of Elpida Memory, Inc. ("Elpida") and Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies") provide for ongoing payments to creditors following the closing of the Elpida acquisition, these proceedings are continuing, and the Elpida Companies remain subject to the oversight of the Tokyo District Court (the "Japan Court") and of the trustees appointed by the Japan Court (including a trustee designated by us, who we refer to as the business trustee, and a trustee designated by the Japan Court, who we refer to as the legal trustee), pending completion of the reorganization proceedings. As a result of this oversight and related consent rights of the Japan Court and the legal trustee, our ability to effectively integrate the Elpida Companies as part of our global operations or to cause the Elpida Companies to take certain actions that we deem advisable for their businesses could be adversely affected if the Japan Court or the legal trustee is unwilling to consent to various actions. For more information, see "Part II, Item 1. Legal Proceedings – Reorganization Proceedings of the Elpida Companies" and "Part II, Item 1A. Risk Factors."

Rambus

In December 2013, subsequent to the end of our first fiscal quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over 7 years, for a total of $280 million.  The primary benefits we received from these arrangements were (i) the settlement and termination of all existing litigation, (ii) the avoidance of future litigation expenses and (iii) the avoidance of future management and customer disruptions.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Results of Operations

Consolidated Results

	First Quarter				Fourth Quarter
	2014	% of net sales	2013	% of net sales	2013	% of net sales
		(dollar amounts in millions)
Net sales	$4,042	100%	$1,834	100%	$2,843	100%
Cost of goods sold	2,761	68%	1,617	88%	2,135	75%
Gross margin	1,281	32%	217	12%	708	25%

SG&A	176	4%	119	6%	193	7%
R&D	320	8%	224	12%	267	9%
Restructure and asset impairments	(3)	—%	(21)	(1)%	32	1%
Other operating (income) expense, net	237	6%	(8)	—%	9	—%
Operating income (loss)	551	14%	(97)	(5)%	207	7%

Gain on acquisition of Elpida	—	—%	—	—%	1,484	52%
Interest income (expense), net	(96)	(2)%	(54)	(3)%	(58)	(2)%
Other non-operating income (expense), net	(80)	(2)%	(59)	(3)%	45	2%
Income tax provision	(80)	(2)%	(13)	(1)%	(5)	—%
Equity in net income (loss) of equity method investees	86	2%	(52)	(3)%	37	1%
Net income attributable to noncontrolling interests	(23)	(1)%	—	—%	(2)	—%
Net income (loss) attributable to Micron	$358	9%	$(275)	(15)%	$1,708	60%

Net Sales

	First Quarter				Fourth Quarter
	2014	% of net sales	2013	% of net sales	2013	% of net sales
DSG	$1,785	44%	$600	33%	$1,239	44%
WSG	1,054	26%	263	14%	469	16%
NSG	806	20%	617	34%	781	27%
ESG	366	9%	278	15%	329	12%
All Other	31	1%	76	4%	25	1%
	$4,042	100%	$1,834	100%	$2,843	100%

Total net sales for the first quarter of 2014 increased 42% as compared to the fourth quarter of 2013 primarily due to higher WSG and DSG sales resulting from the acquisition of Elpida. Increases in DRAM and NAND Flash sales volumes from our legacy operations also contributed to the increase in net sales for the first quarter of 2014 as compared to the fourth quarter of 2013 which included one month of Elpida operations. The increases in gigabit sales from our legacy operations for the first quarter of 2014 were primarily driven by higher manufacturing output as a result of improvements in product and process technology.

Total net sales for the first quarter of 2014 increased 120% as compared to the first quarter of 2013 primarily due to higher DSG and WSG sales resulting from the acquisition of Elpida. Increases in DRAM and NAND Flash sales volumes from our legacy operations also contributed to the increase in net sales for the first quarter of 2014 as compared to the first quarter of 2013. The increases in gigabit sales from our legacy operations for the first quarter of 2014 were primarily driven by higher manufacturing output as a result of improvements in product and process technology.

Gross Margin

Our overall gross margin percentage improved to 32% for the first quarter of 2014 from 25% for the fourth quarter of 2013 due to improvements in the gross margin percentage for DSG and WSG primarily due to an increase in volume of products resulting from the acquisition of Elpida and a shift in product mix, including a higher volume of wafer sales.

Our overall gross margin percentage improved to 32% for the first quarter of 2014 from 12% for the first quarter of 2013 due to improvements in the gross margin percentage for DSG and WSG primarily due to improvements in margins for DRAM products. These improvements resulted from the acquisition of Elpida, manufacturing cost reductions and higher average selling prices. The gross margin for NSG for the first quarter of 2014 also improved from the first quarter of 2013 as cost reductions outpaced declines in average selling prices.

For the first quarter of 2014, our costs of goods sold for DRAM products were adversely impacted by write-ups of inventories obtained in the acquisition of Elpida. In accounting for the Elpida acquisition, Elpida's inventories were recorded at fair value (based on their estimated future selling prices, estimated costs to complete and other factors), which was approximately $200 million higher than the cost of inventory recorded by Elpida prior to the acquisition. Of this amount, approximately $111 million was included in cost of goods sold for the first quarter of 2014 and $41 million was included in costs of goods sold for the fourth quarter of 2013. Substantially all of the remainder is expected to be included in cost of goods sold for the second quarter of 2014.

For the first quarter of 2014, our costs of goods sold for DRAM products were also adversely impacted by higher costs of products purchased from our Inotera joint venture. We purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Our costs for Inotera product for the first quarter of 2014 increased from the fourth and first quarters of 2013 due to the increases in average selling prices for DRAM products.

Operating Results by Business Segments

DRAM Solutions Group ("DSG")

	First Quarter		Fourth Quarter
	2014	2013	2013
Net sales	$1,785	$600	$1,239
Operating income (loss)	432	(112)	183

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for the first quarter of 2014 increased 44% as compared to the fourth quarter of 2013 primarily resulting from the acquisition of Elpida and higher average selling prices partially offset by the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. DSG's operating margin for the first quarter of 2014 improved from the fourth quarter of 2013 primarily due to an increase in volume of products resulting from the acquisition of Elpida and a shift in product mix, including a higher volume of wafer sales.

DSG sales for the first quarter of 2014 increased 198% as compared to the first quarter of 2013 primarily due to (1) the acquisition of Elpida, (2) higher average selling prices, (3) increased DRAM supply from Inotera as a result of the restructuring of our supply agreement and (4) higher output due to improvements in product and process technology. DSG sales for the first quarter of 2014 as compared to the first quarter of 2013 were adversely impacted by the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. DSG's operating margin for the first quarter of 2014 improved from the first quarter of 2013 primarily due to the acquisition of Elpida and manufacturing cost reductions and higher average selling prices.

Wireless Solutions Group ("WSG")

	First Quarter		Fourth Quarter
	2014	2013	2013
Net sales	$1,054	$263	$469
Operating income (loss)	176	(64)	(50)

In the first quarter of 2014, WSG sales were comprised primarily of DRAM, NAND Flash and NOR Flash, in decreasing order of revenue, with mobile DRAM products accounting for a significant majority of the sales. WSG sales for the first quarter of 2014 increased 125% as compared to the fourth quarter of 2013 primarily due to the acquisition of Elpida. WSG's operating margin for the first quarter of 2014 improved from the fourth quarter of 2013 primarily due to an increase in volume of products resulting from the acquisition of Elpida and a shift in product mix, including a higher volume of wafer sales.

WSG sales for the first quarter of 2014 increased 301% as compared to the first quarter of 2013 primarily due to the acquisition of Elpida. WSG's operating margin for the first quarter of 2014 improved from the first quarter of 2013 primarily due to the acquisition of Elpida.

NAND Solutions Group ("NSG")

	First Quarter		Fourth Quarter
	2014	2013	2013
Net sales	$806	$617	$781
Operating income	95	13	66

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG sales for the first quarter of 2014 increased 3% from the fourth quarter of 2013 as increases in gigabits sold outpaced declines in average selling prices. Increases in gigabits sold for the first quarter of 2013 were primarily due to the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. NSG sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. NSG sales to Intel under this arrangement were $101 million for the first quarter of 2014, $108 million for the fourth quarter of 2013 and $99 million for the first quarter of 2013. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers for the first quarter of 2014 increased 5% as compared to the fourth quarter of 2013 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG operating income for the first quarter of 2014 improved from the fourth quarter of 2013 as manufacturing cost reductions and decreases in R&D costs outpaced declines in average selling prices. Manufacturing cost reductions resulted primarily from improvements in product and process technologies.

NSG sales of NAND Flash products to trade customers for the first quarter of 2014 increased 36% as compared to the first quarter of 2013 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. NSG operating income for the first quarter of 2014 improved from the first quarter of 2013 as cost reductions outpaced declines in average selling prices.

Embedded Solutions Group ("ESG")

	First Quarter		Fourth Quarter
	2014	2013	2013
Net sales	$366	$278	$329
Operating income	66	78	63

In the first quarter of 2014, ESG sales were comprised of NAND Flash, DRAM and NOR Flash in decreasing order of revenue. ESG sales for the first quarter of 2014 increased 11% as compared to the fourth quarter of 2013 primarily due to increased sales volume of NAND Flash, NOR Flash and DRAM products as ESG continued to expand its customer base, partially offset by declines in average selling prices for NAND Flash and NOR Flash products. ESG operating income for the first quarter of 2014 was relatively unchanged from the fourth quarter of 2013 primarily due to decreases in average selling prices mitigated by cost reductions.

ESG sales for the first quarter of 2014 increased as compared to the first quarter of 2013 primarily due to increased sales volume of NAND Flash, DRAM and NOR Flash products, partially offset by declines in average selling prices. ESG operating income for the first quarter of 2014 declined as compared to the first quarter of 2013 due to decreases in average selling prices mitigated by cost reductions.

Operating Results by Product

Net Sales by Product

	First Quarter				Fourth Quarter
	2014	% of net sales	2013	% of net sales	2013	% of net sales
DRAM	2,794	69%	720	39%	1,652	58%
NAND Flash	1,058	26%	803	44%	980	34%
NOR Flash	145	4%	228	12%	173	6%
Other	45	1%	83	5%	38	2%
	$4,042	100%	$1,834	100%	$2,843	100%

In order to balance our future product mix in anticipation of the closing of the Elpida transaction, in the fourth quarter of 2013 we began to transition production at our DRAM fabrication facility in Singapore from DRAM to NAND Flash. We expect this transition to NAND Flash production to be substantially completed by the end of 2014 and result in a marginal reduction in wafer production during the period of this transition.

DRAM

	First Quarter 2014 Versus
	Fourth Quarter	First Quarter
For the year ended	2013	2013
	(percentage change from prior period)
Net sales	69%	288%
Average selling prices per gigabit	0%	10%
Gigabits sold	69%	253%
Cost per gigabit	(11)%	(27)%

The increase in gigabit sales of DRAM products for the first quarter of 2014 as compared to the fourth quarter and first quarters of 2013 was primarily due to higher production volumes resulting from the acquisition of Elpida and improved product and process technologies, partially offset by the transition of the DRAM fabrication facility in Singapore from DRAM to NAND Flash. The increase in gigabit sales of DRAM products for the first quarter of 2014 as compared to the first quarter of 2013 also reflected increased output obtained from our Inotera joint venture under a new supply agreement effective in the second quarter of 2013.

Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.) Our cost of product purchased from Inotera under these supply agreements was $587 million for the first quarter of 2014, $518 million for the fourth quarter of 2013 and $201 million for the first quarter of 2013. Our cost of product purchased from Inotera has increased since the beginning of calendar 2013 and was higher than our cost of similar products manufactured in our wholly-owned facilities in the first quarter of 2013 and fourth quarter of 2013. DRAM products acquired from Inotera accounted for 34% of our DRAM gigabit production for the first quarter of 2014 as compared to 50% for the fourth quarter of 2013 and 49% for the first quarter of 2013.

Our gross margin percentage on sales of DRAM products for the first quarter of 2014 improved from the fourth quarter of 2013 primarily due to an increase in volume of products resulting from the acquisition of Elpida and a shift in product mix, including a higher volume of wafer sales. Our gross margin percentage on sales of DRAM products for the first quarter of 2014 improved from the first quarter of 2013 primarily due to the acquisition of Elpida, manufacturing cost reductions and higher average selling prices.

We expect that our gigabit production and sales volumes of DRAM products will increase significantly in 2014 as compared to 2013 due to our acquisition of Elpida. Elpida has 300mm wafer fabrication facilities in Japan and Taiwan that are dedicated to the production of DRAM products. In the first quarter of 2014, DRAM products produced by the acquired Elpida facilities constituted 56% of our aggregate DRAM gigabit production. In accounting for the Elpida acquisition, Elpida's inventories were recorded at fair value, based on their estimated future selling prices, estimated costs to complete and other factors, which was approximately $200 million higher than the cost of inventory recorded by Elpida prior to the acquisition. Of this amount, approximately $111 million was included in cost of goods sold for the first quarter of 2014 and $41 million was included in costs of goods sold for the fourth quarter of 2013.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IMFT at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

	First Quarter 2014 Versus
	Fourth Quarter	First Quarter
For the year ended	2013	2013
	(percentage change from prior period)
Sales to trade customers:
Net sales	10%	36%
Average selling prices per gigabit	(6)%	(8)%
Gigabits sold	17%	48%
Cost per gigabit	(7)%	(20)%

Increases in NAND Flash gigabits sold to trade customers for the first quarter of 2014 as compared to the fourth and first quarters of 2013 were primarily due to the transition of the DRAM facility in Singapore to NAND Flash production and improved product and process technologies. Our gross margin percentage on sales of NAND Flash products for the first quarter of 2014 improved from the fourth and first quarters of 2013 as manufacturing cost reductions outpaced declines in average selling prices. Manufacturing cost reductions for the first quarter of 2014 as compared to the fourth and first quarters of 2013 reflect improvements in product and process technologies.

NOR Flash

Sales of NOR Flash products for the first quarter of 2014 declined as compared to the fourth and first quarters of 2013 primarily due to decreases in sales of wireless products as a result of the continued transition of wireless applications to NAND Flash products, which led to significant declines in average selling prices. Our gross margin percentage on sales of NOR Flash products for the first quarter of 2014 improved as compared to the fourth quarter of 2013 primarily due to cost reductions partially offset by declines in average selling prices. Our gross margin percentage on sales of NOR Flash products for the first quarter of 2014 declined as compared to the first quarter of 2013 primarily due to decreases in average selling prices partially offset by cost reductions.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the first quarter of 2014 decreased 9% as compared to fourth quarter of 2013 primarily due to a reduction in of consulting, legal and other costs incurred in connection with the acquisition of Elpida partially offset by the incremental costs associated with the Elpida operations. SG&A expense for the first quarter of 2014 increased 48% as compared to first quarter of 2013 primarily due to the incremental costs associated with the Elpida operations and higher payroll costs resulting primarily from the reinstatement of variable pay plans. We expect that SG&A expenses will approximate $185 million to $195 million for the second quarter of 2014.

Research and Development

R&D expenses for the first quarter of 2014 increased 20% from the fourth quarter of 2013 primarily due to the incremental costs associated with the Elpida operations. R&D expenses for the first quarter of 2014 increased 43% from the first quarter of 2013 primarily due to the incremental costs associated with the Elpida operations and lower reimbursements from Nanya under partnering arrangements.

The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $29 million for the first quarter of 2014, $28 million for the fourth quarter of 2013 and $32 million for the first quarter of 2013. Pursuant to a cost-sharing arrangement with Nanya effective through December 31, 2012, our R&D costs were reduced by $15 million in the first quarter of 2013. Nanya ceased participating in the joint development program in the second quarter of 2013. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will be approximately $355 million to $365 million for the second quarter of 2014.

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

Restructure and Asset Impairments

	First Quarter		Fourth Quarter
	2014	2013	2013
Gain on termination of lease to Transform	$—	$(25)	$—
Other	(3)	4	32
	$(3)	$(21)	$32

Other restructure costs for the fourth quarter of 2013 included $17 million of costs incurred in connection with a global workforce reduction. Other restructure costs for the fourth quarter of 2013 also included $14 million for the write down of certain assets in connection with our plans to discontinue 200mm production in Israel and sell the facility. As of November 28, 2013 and August 29, 2013, we had accrued $1 million and $12 million, respectively, for unpaid other restructure activities related to workforce optimization activities. As of November 28, 2013, we do not anticipate incurring any significant additional costs for these restructure activities.

Interest Income (Expense)

Interest expense for the first quarter of 2014, fourth quarter of 2013 and first quarter of 2013, included aggregate amounts of amortization of debt discount and other interest amortization expense of $51 million, $35 million and $29 million, respectively. Interest expense for the first quarter of 2014 included $17 million of "make-whole premiums" in connection with a series of debt restructure transactions with holders of our 2027 Notes, 2031A Notes and 2031B Notes. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Income Taxes

Income taxes for the first quarter of 2014 included a tax provision of $73 million primarily related to the utilization of deferred tax assets as a result of Elpida's operations.  Remaining taxes for the first quarters of 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2014 and 2013 was substantially offset by changes in the valuation allowance.

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net loss of equity method investees, net of tax, included the following:

	First Quarter		Fourth Quarter
	2014	2013	2013
Inotera	$84	$(53)	$42
Tera Probe	2	—	—
Other	—	1	(5)
	$86	$(52)	$37

Our equity in net income (loss) of Inotera improved for the first quarter 2014 as compared to the first and fourth quarters of 2013 primarily due to Inotera's improved operating results as a result of higher average selling prices and lower manufacturing costs. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments.")

Other

In December 2013, subsequent to the end of our first fiscal quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters and entered into a patent cross-license agreement.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" note for further detail.)

We recognized a $75 million loss in other non-operating expense from the restructure of debt in the first quarter of 2014 and estimate that we will recognize an additional $68 million of losses in the second quarter of 2014 for these transactions. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

As of	November 28, 2013	August 29, 2013
Cash and equivalents and short-term investments:
Money market funds	$1,677	$1,188
Bank deposits	1,429	1,619
Certificates of deposit	551	47
Corporate bonds	112	112
Commercial paper	63	61
Government securities	37	72
Asset-backed securities	1	2
	$3,870	$3,101

Long-term marketable investments	$538	$499

Restricted cash:
Current	$—	$556
Noncurrent (included in "Other noncurrent assets")	65	63
	$65	$619

Cash and equivalents and short-term investments as of November 28, 2013 included $1,402 million held by Elpida and its subsidiaries. Substantially all of our restricted cash is held by Elpida for its installment payments to its secured and unsecured creditors. Use of cash and equivalents and restricted cash held by Elpida is subject to limitations described below.

As a result of the corporate reorganization proceedings of the Elpida Companies entered into in March 2012 and for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the Elpida Companies prohibit the Elpida Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the Elpida Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the Elpida Companies from paying cash dividends to us as any such dividends would have to be first paid to the Elpida Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the Elpida Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the Elpida Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the Elpida Companies and their subsidiaries, while available to satisfy the Elpida Companies' installment payments and the other obligations, capital expenditures and other operating needs of the Elpida Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the Elpida Companies, including investments in certain capital expenditures and in MMT, may require consent of Elpida's trustees and/or the Japan Court.

Cash and equivalents in the table above included $105 million held by IMFT as of November 28, 2013 and $62 million as of August 29, 2013. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by the other member and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

As of November 28, 2013, $2,030 million of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $579 million was denominated in currencies other than the U.S. dollar. As of November 28, 2013, we had $1,789 million of cash and equivalents and short-term investments that was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In 2013, we obtained $1,121 million of proceeds from issuance of debt and $126 million of proceeds from equipment sale-leaseback financing. As of November 28, 2013, we had credit facilities available that provides for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements at least through the next 12 months.

On December 31, 2013, our 2014 Notes met the criteria to be called for redemption by us. If the holders of the notes convert and we elect to settle entirely in cash, based on the $21.17 price of our common stock as of November 28, 2013, such settlement amount would be approximately $722 million, which exceeds the face amount of the 2014 Notes by $237 million.

Holders of our outstanding convertible notes can convert the notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. We estimate that we will make aggregate payments in the second quarter of 2014 of approximately $618 million to settle our obligations in connection with the conversion of our 2027 Notes and 2031A Notes. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.") Excluding these 2027 Notes and 2013A Notes, as of November 28, 2013, convertible notes with an aggregate principal amount of $740 million, contained contractual terms that require us to pay cash up to the principal amount of the notes upon conversion. All of these notes met the conversion criteria for the calendar quarter beginning after December 31, 2013.

We are continuously evaluating alternatives for efficiently financing our capital expenditures and operations and optimizing our balance sheet. We have engaged in the past, and we expect from time to time in the future to engage, in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt, including our convertible notes, through exchanges, repurchases, redemptions and conversions. We have used substantial amounts of cash in recent periods in connection with repurchases and conversions of convertible notes, and we expect to use substantial additional amounts of our cash in the future in connection with such transactions, including with respect to our 1.875% convertible senior notes due 2014 scheduled to mature in June 2014.

Operating Activities

Net cash provided by operating activities was $1,507 million for the first quarter of 2014, due primarily to a strong market for our products and our continued focus on cost-efficient operations.  Operating cash flows in the first quarter of 2014 also benefitted by approximately $250 million of receipts from a customer for product to be supplied through September 2016, but was adversely affected by approximately $315 million as a result of a change in payment terms for some customers of our Elpida operations.

Investing Activities

Net cash provided by investing activities was $21 million for the first quarter of 2014, which consisted primarily of $534 million of restricted cash used for the first Elpida creditor installment payment offset by cash expenditures of $526 million for property, plant and equipment.

We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. The actual amounts for 2014 will vary depending on market conditions. As of November 28, 2013, we had commitments of approximately $875 million for the acquisition of property, plant and equipment, of which $700 million is expected to be paid within one year.

Financing Activities

Net cash used for financing activities was $735 million for the first quarter of 2014, which included $737 million for repayments of debt and $143 million of payments on equipment purchase contracts, which was partially offset by $144 million of proceeds from issuance of common stock under equity plans.

As of November 28, 2013, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1,388 million based on exchange rates as of November 28, 2013) to the external creditors of the Elpida Companies. In October 2013, we made the first installment payments of $534 million to the external creditors of the Elpida Companies from funds that had been held in a restricted cash account since the acquisition date. The remaining payments are payable at the end of each calendar year beginning in 2014 through 2019. In order to further the planned technology road maps for the Elpida and MMT operations, we will be required to make capital expenditures. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Elpida Memory, Inc.")

In November 2013, we entered into the following series of debt restructure transactions with certain holders of our convertible notes:

•Exchanged approximately $80 million in aggregate principal amount of our 2027 Notes, $155 million in aggregate principal amount of our 2031A Notes and $205 million in aggregate principal amount of our 2031B Notes for $1,025 million in aggregate principal amount at maturity of new 3.00% Convertible Senior Notes due 2043;

•Gave notice of our election to terminate the right of note holders to convert the remaining 2027 Notes into cash and shares of our common stock effective as of December 13, 2013. In the second quarter of 2014, the entire $95 million of principal amount of the 2027 Notes had been converted by holders which we settled the conversion in cash for $179 million; and

•Gave notice of our election to redeem all remaining 2031A Notes on December 7, 2013. In the second quarter of 2014, the entire $190 million of principal amount of the 2031A Notes had been converted by holders and we are obligated to settle the conversion in cash for an estimated $439 million.

On December 20, 2013, we issued $462 million in aggregate principal amount of 1.258% Secured Notes Due 2019 (the "2019 Notes").  Principal is payable in equal semi-annual installments, commencing on July 15, 2014. Interest is payable in January and July of each year. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for their guarantee upon issuance of the 2019 Notes. The Notes are collateralized by certain equipment.

Contractual Obligations

		Payments Due by Period
As of November 28, 2013	Total	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter
Notes payable (1)	$6,379	$1,177	$445	$428	$392	$585	$3,352
Capital lease obligations (1)	1,208	292	354	305	84	40	133
Operating leases(2)	118	18	18	16	13	11	42
Total	$7,705	$1,487	$817	$749	$489	$636	$3,527
(1) Amounts include Elpida Creditor Installment Payments, convertible notes and other notes and reflects principal and interest cash payments over the life of the obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet. Notes payable amounts in the table do not include any conversion values in excess of principal amounts. Any future redemption or conversion of convertible debt could impact the timing and amount of our cash payments.

(2) Amounts do not include contingent payments.

Recently Issued Accounting Standards

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of November 28, 2013 and August 29, 2013, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $161 million and $147 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate note would not be significant.

As of November 28, 2013 and August 29, 2013, we held debt securities of $1,296 million and $787 million, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $4 million as of November 28, 2013 and August 29, 2013.

Foreign Currency Exchange Rate Risk

The information in this section should be read in conjunction with the information related to changes in the exchange rates of foreign currency in "Item 1A. Risk Factors."  Changes in foreign currency exchange rates could materially adversely affect our results of operations or financial condition.

The functional currency for all of our operations is the U.S. dollar. As a result of our foreign operations, we incur costs and carry certain assets and liabilities that are denominated in foreign currencies. The substantial majority of our revenues are transacted in the U.S. dollar; however, significant amounts of our operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the euro, the shekel, the Singapore dollar, the new Taiwan dollar, the yen and the yuan. We have established currency risk management programs for our operating expenditures and capital purchases to hedge against fluctuations in fair value and the volatility of future cash flows caused by changes in exchange rates. We utilize currency forward and option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. We do not use derivative instruments for trading or speculative purposes.

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $9 million as of November 28, 2013 and U.S. $19 million as of August 29, 2013. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

As of November 28, 2013, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1,388 million based on exchange rates as of November 28, 2013) to the external creditors of the Elpida Companies (the "Elpida Creditor Installment Payments"). The payments are payable at the end of each calendar year beginning in 2014 through 2019. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In addition, the Elpida Companies' cash and equivalent balances in yen mitigate the foreign currency exchange risk associated with the yen remaining installment payments due in 2015 and after. (See "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Debt.") Changes in the exchange rate between the U.S. dollar and the yen could have a significant impact on our financial condition and results of operations.

Equity Price Risk

On November 7, 2013, we gave notice to (1) terminate the conversion rights of the remaining 2027 Notes, not participating in the November 2013 exchange transactions, effective as of December 13, 2013 and (2) settle entirely in cash any conversions of the 2027 Notes that occur prior to the conversion right termination date. Based on our notice to settle entirely in cash any conversions of the remaining 2027 Notes, the settlement obligation constituted a derivative debt liability. Under the terms of the indenture of the 2027 Notes, the final cash settlement amount is determined based on the shares underlying the remaining 2027 Notes multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. As such, we were exposed to price fluctuations from our common stock through the December 13, 2013 settlement date. Through the end of our first quarter of 2014, we recognized a loss of $22 million, included in other non-operating expense, on our derivative settlement obligations. Our second quarter of 2014 will include an additional loss of $19 million in other non-operating expense related to the termination of conversion rights of the 2027 Notes. Our equity price risk associated with the settlement of the 2027 Notes ceased with the settlement on December 13, 2013.

On November 7, 2013, we gave notice of our intent to redeem the remaining 2031A Notes, not participating in the November 2013 exchange transactions, on December 7, 2013 (the "Redemption Notice"). From November 7, 2013 through the end of our first quarter of 2014, holders of $112 million principal amount of 2031A Notes notified us of the exercise of their option to convert their 2031A Notes entirely. For each of these conversion notices, we elected to settle the conversions in cash. Based on our elections to settle amounts in cash, the settlement obligations became derivative instruments subject to mark-to-market accounting treatment. Under the terms of the indenture of the 2031A Notes, the final cash settlement amount is determined based on the underlying shares multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days. As such, we are exposed to price fluctuations from our common stock through the 20th consecutive trading day measurement period. Through the end of our first quarter of 2014, we recognized a loss of $15 million, included in other non-operating expense, on our derivative settlement obligations based on an increase in the settlement amounts. Subsequent to the end of our first quarter of 2014, holders of the remaining $78 million principal amount of the 2031A Notes notified us of the exercise of their option to convert their 2031A Notes entirely. For each of these conversion notices, we elected to settle the conversions entirely in cash. Based on our elections to settle amounts in cash, the settlement obligations became derivative debt instruments. As a result, we estimate that our second quarter of 2014 will include an additional loss of $49 million in other non-operating expense related to conversions effective in the first quarter in response to the Redemption Notice. Our equity price risk associated with the settlement of the 2031A Notes will cease in January 2014.

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

In a related action, Elpida filed a Verified Petition for Recognition and Chapter 15 Relief in the United States Bankruptcy Court for the District of Delaware (the "U.S. Court") on March 19, 2012 and, on April 24, 2012, the U.S. Court entered an order that, among other things, recognized Elpida's corporate reorganization proceeding as a foreign main proceeding pursuant to 11 U.S.C. § 1517(b). On June 25, 2013, the U.S. Court issued a recognition order, which recognized the order of the Japan Court approving Elpida's plan of reorganization. On November 19, 2013, the U.S. Court closed the U.S. Chapter 15 proceeding.

The plans of reorganization provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen, less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen ($615 million paid at closing) in cash into Elpida in exchange for 100% ownership of Elpida's equity and the use of such investment to fund the initial installment payment by the Elpida Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization. In the first quarter of 2014, we made the first installment payment of $534 million to the secured and unsecured creditors of Elpida. The plans of reorganization also provide for 142 billion yen (or the equivalent of approximately $1,388 million as of November 28, 2013) of additional payments by the Elpida Companies to their creditors, to be paid in six annual installments beginning December 2014, with payments of 20 billion yen (or the equivalent of approximately $196 million as of November 28, 2013) in each of the first four annual installment payments, and payments of 30 billion yen (or the equivalent of approximately $294 million as of November 28, 2013) in each of the final two annual installment payments.

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

Rambus

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

We were engaged in litigation with Rambus relating to certain of Rambus' patents and certain of our claims and defenses. Our lawsuits with Rambus related to patent matters were pending in the U.S. District Court for the District of Delaware, U.S. District Court for the Northern District of California, Germany, France, and Italy.

In December 2013, subsequent to the end of our first fiscal quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over 7 years, for a total of $280 million.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Patent Matters

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively "Elpida").  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs’ case against Elpida is stayed.

On December 5, 2011, the Board of Trustees for the University of Illinois filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board held a hearing in connection with the three petitions on December 9, 2013. A final decision is expected by the end of March 2014. The District Court has stayed the litigation pending the outcome of the inter-partes review by the Patent Office.

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

Among other things, the above lawsuits pertain to certain of our DDR, DDR2, DDR3, SDR SDRAM, PSRAM, RLDRAM, LPSDR, NAND Flash, image sensor products and certain other memory products we manufacture, which account for a significant portion of our net sales.

We are unable to predict the outcome of these suits, except as noted in the above discussion of the Rambus matters. A court determination that our products or manufacturing processes infringe the product or process intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition.

Antitrust Matters

A number of purported class action price-fixing lawsuits have been filed against us and other DRAM suppliers. Four cases have been filed in the U.S. District Court for the Northern District of California asserting claims on behalf of a purported class of individuals and entities that indirectly purchased DRAM and/or products containing DRAM from various DRAM suppliers during the time period from April 1, 1999 through at least June 30, 2002. The complaints allege a conspiracy to increase DRAM prices in violation of federal and state antitrust laws and state unfair competition law, and/or unjust enrichment relating to the sale and pricing of DRAM products. The complaints seek joint and several damages, trebled, monetary damages, restitution, costs, interest and attorneys' fees. In addition, at least sixty-four cases have been filed in various state courts asserting claims on behalf of a purported class of indirect purchasers of DRAM. In July 2006, the Attorneys General for approximately forty U.S. states and territories filed suit in the U.S. District Court for the Northern District of California. The complaints allege, among other things, violations of the Sherman Act, Cartwright Act, and certain other states' consumer protection and antitrust laws and seek joint and several damages, trebled, as well as injunctive and other relief. On October 3, 2008, the California Attorney General filed a similar lawsuit in California Superior Court, purportedly on behalf of local California government entities, alleging, among other things, violations of the Cartwright Act and state unfair competition law. On June 23, 2010, we executed a settlement agreement resolving these purported class-action indirect purchaser cases and the pending cases of the Attorneys General relating to alleged DRAM price-fixing in the United States. Subject to certain conditions, including final court approval of the class settlements, we agreed to pay approximately $67 million in aggregate in three equal installments over a two-year period. We paid the full amount into an escrow account by the end of the first quarter of 2013 in accordance with the settlement agreement.

On June 21, 2010, the Brazil Secretariat of Economic Law of the Ministry of Justice ("SDE") announced that it had initiated an investigation relating to alleged anticompetitive activities within the DRAM industry. The SDE's Notice of Investigation names various DRAM manufacturers and certain executives, including us, and focuses on the period from July 1998 to June 2002.

We are unable to predict the outcome of these matters, except as noted in the above discussion of the U.S. indirect purchaser cases. The final resolution of these alleged violations of antitrust laws could result in significant liability and could have a material adverse effect on our business, results of operations or financial condition.

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

Commercial Matters

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. The most recent hearing was held on November 12, 2013 and an additional hearing is scheduled in January 2014. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 28, 2013, the Inotera shares purchased from Qimonda had a carrying value of $241 million and a market value of $814 million.

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
* Trade NAND Flash excludes sales to Intel from IMFT.

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

On July 31, 2013, we completed the acquisition of Elpida, pursuant to the terms and conditions of the Sponsor Agreement that we entered into on July 2, 2012, with the trustees of Elpida Memory, Inc. ("Elpida") and Akita Elpida Memory, Inc. ("Akita" and, together with Elpida, the "Elpida Companies") pursuant to and in connection with the Elpida Companies' pending corporate reorganization proceedings under the Corporate Reorganization Act of Japan. We paid $615 million for the acquisition of 100% of Elpida's equity. On July 31, 2013, we also acquired a 24% ownership interest in Rexchip (now known as Micron Memory Taiwan Co., Ltd. ("MMT")) pursuant to a share purchase agreement. We paid $334 million in cash for the shares. Elpida and its subsidiaries (the "Elpida Group") own approximately 65% of MMT's outstanding common stock. Therefore, as a result of the consummation of our acquisition of Elpida and the Rexchip shares, we own approximately 89% of MMT's common stock.

In addition to the acquisition risks described elsewhere, these acquisitions are expected to involve the following significant risks:

•	we may be unable to maintain customers, successfully execute our integration strategies, or achieve planned synergies;

•	we may be unable to accurately forecast the anticipated financial results of the combined business;

•	our consolidated financial condition may be adversely impacted by the increased leverage resulting from the transactions;

•	increased exposure to the DRAM market, which experienced significant declines in pricing during the first quarter of 2013 as well as 2012 and 2011;

•	deterioration of Elpida's and MMT's operations and customer base following closing;

•	increased exposure to operating costs denominated in yen and New Taiwan dollar;

•	integration issues with Elpida's and MMT's primary manufacturing operations in Japan and Taiwan;

•	integration issues of our product and process technology with Elpida and MMT;

•	integration of business systems and processes; and

•	an overlap in customers.

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

Elpida and MMT (formerly Rexchip) have not performed an assessment of the effectiveness of the design and operation of their internal control over financial reporting. In addition, Elpida and MMT have not historically prepared their financial statements under U.S. generally accepted accounting standards. Elpida and MMT were not required to be included in our assessment of internal controls for 2013 but will be included in our assessment for 2014, which may increase our risk for material weaknesses in our internal control over financial reporting.

Debt obligations could adversely affect our financial condition.

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased. As of November 28, 2013, we had $4.7 billion of debt, including $485 million principal amount of convertible senior notes due in 2014. In the second quarter of 2014, our 2031A Notes and 2027 Notes will be settled in cash for an estimated amount of approximately $618 million. As of November 28, 2013, we had two credit facilities available that provides for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize either of these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing.

As of November 28, 2013, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay their secured and unsecured creditors 142 billion yen (or the equivalent of $1,388 million based on exchange rates as of November 28, 2013). If the resolution of certain unfixed claims under the plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the plans of reorganization to satisfy such claims, there is a possibility that we could be required to pay more than 200 billion yen to the pre-petition creditors of the Elpida Companies under the plans of reorganization. In addition, if unfixed claims of the Elpida Companies are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization.

Our debt obligations could adversely impact us. For example, these obligations could:

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. In addition, as a result of the Elpida acquisition, we believe that our future capital spending will be higher than our historical levels as we integrate our manufacturing operations and support the increase of capacity resulting from the Elpida transaction. As of November 28, 2013, we had cash and equivalents of $3,654 million, short-term investments of $216 million and long-term marketable investments of $538 million. Cash and investments included $1,402 million held by Elpida and its consolidated subsidiaries and $105 million held by IM Flash Technologies, LLC ("IMFT"), none of which is generally available to finance our other operations.

As a result of the Japan Proceedings, for so long as such proceedings are continuing, the Elpida Companies and their subsidiaries are subject to certain restrictions on dividends, loans and advances. The plans of reorganization of the Elpida Companies prohibit the Elpida Companies from paying dividends, including any cash dividends, to us and require that excess earnings be used in their businesses or to fund the Elpida Companies' installment payments. These prohibitions would also effectively prevent the subsidiaries of the Elpida Companies from paying cash dividends to us in respect of the shares of such subsidiaries owned by the Elpida Companies, as any such dividends would have to be first paid to the Elpida Companies which are prohibited from repaying those amounts to us as dividends under the plans of reorganization. In addition, pursuant to an order of the Japan Court, the Elpida Companies cannot make loans or advances, other than certain ordinary course advances, to us without the consent of the Japan Court. Moreover, loans or advances by subsidiaries of the Elpida Companies may be considered outside of the ordinary course of business and subject to approval of the legal trustees and Japan Court. As a result, the assets of the Elpida Companies and their subsidiaries, while available to satisfy the Elpida Companies' installment payments and the other obligations, capital expenditures and other operating needs of the Elpida Companies and their subsidiaries, are not available for use by us in our other operations. Moreover, certain uses of the assets of the Elpida Companies, including investments in certain capital expenditures and in MMT, may require consent of Elpida's trustees and/or the Japan Court.

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

Our Inotera Supply Agreement involves numerous risks.

In the second quarter of 2013, we entered into a new supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Our Inotera Supply Agreement involves numerous risks including the following:

•	higher costs for supply obtained under the market-based provisions of the Inotera Supply Agreement;

•	difficulties and delays in ramping production at Inotera and delays in the future; and

•	difficulties in transferring technology to Inotera.

Inotera's financial situation may adversely impact the value of our interest and our supply agreement.

As of September 30, 2013, Inotera's current liabilities exceeded its current assets by $766 million, which exposes Inotera to liquidity risk. As of June 30, 2013, Inotera was not in compliance with certain of its loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. Inotera received a waiver from complying with the June 30, 2013 financial covenants. Inotera's management has implemented plans to improve its liquidity and for the nine-month period ended September 30, 2013, Inotera generated net income of $333 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to continue to improve its liquidity, we may have to impair our investment in Inotera.

In the second quarter of 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. Under the Inotera Supply Agreement we purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for comparable components. For the first quarter of 2014, we purchased $587 million of DRAM products from Inotera and our supply from Inotera accounted for 34% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, Singapore dollar, new Taiwan dollar and yen. We recorded net losses from changes in currency exchange rates of $229 million for 2013 and $6 million for 2012. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $9 million as of November 28, 2013. In the event that the exchange rates for U.S. dollar adversely change against our foreign currency exposures in the euro, Singapore dollar, new Taiwan dollar or yen, our results of operations or financial condition may be adversely affected.

As of November 28, 2013, we have obligations to make payments to the secured and unsecured creditors of Elpida in an aggregate amount of 142 billion yen (or the equivalent of $1,388 million based on exchange rates as of November 28, 2013). The U.S. dollar amount of this payment obligation could increase if the yen strengthens against the U.S. dollar. As of November 28, 2013, to hedge certain yen-denominated payments resulting from our acquisition of Elpida, we had an outstanding forward contract to purchase 20 billion yen on November 28, 2014 at a yen per U.S. dollar exchange rate of 98.53 and a forward contract to purchase 10 billion yen on November 27, 2015 at a yen per U.S. dollar exchange rate of 97.25. A significant portion of Elpida's and MMT's operating costs are paid in Yen and New Taiwan dollars so our operating results could also be adversely impacted if the exchange rates for those currencies to USD change adversely.

We may incur additional material restructure or other charges in future periods.

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure activities and may implement restructure initiatives in future periods. We may restructure or dispose of assets as we continue to optimize our manufacturing operations. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we recorded charges of $126 million in 2013 and may incur restructure charges or other losses associated with other initiatives in future periods.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against us and Micron Semiconductor B.V., our Netherlands subsidiary, in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between us and Qimonda signed in fall 2008 pursuant to which we purchased all of Qimonda's shares of Inotera Memories, Inc. and seeks an order requiring us to retransfer the Inotera shares purchased from Qimonda to the Qimonda estate. The complaint also seeks to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement. A three-judge panel will render a decision after a series of hearings with pleadings, arguments and witnesses. The most recent hearing was held on November 12, 2013 and an additional hearing is scheduled in January 2014. We are unable to predict the outcome of this lawsuit and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages and the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition. As of November 28, 2013, the Inotera shares purchased from Qimonda had a carrying value of $241 million and a market value of $814 million.

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

•	we may experience difficulties in transferring technology to joint ventures;

•	we may experience difficulties and delays in ramping production at joint ventures;

•	our control over the operations of our joint ventures is limited;

•	we may recognize losses from our equity investment in Inotera in future results of operations;

•	due to financial constraints, our joint venture partners may be unable to meet their commitments to us or our joint ventures and may pose credit risks for our transactions with them;

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

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights. We are unable to predict the outcome of assertions of infringement made against us. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing results could have a material adverse effect on our business, results of operations or financial condition. (See "Item 1. Legal Proceedings.")

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

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our per gigabit manufacturing costs. We maintain operations and continuously implement new product and process technology at our manufacturing operations which are widely dispersed in multiple locations in several countries including the U.S., Singapore, Taiwan, Japan, Israel and China. Additionally, our control over operations at our IMFT, Inotera, MP Mask and Tera Probe joint ventures is limited by our agreements with our partners. From time to time, we have experienced disruptions in our manufacturing process as a result of power outages, improperly functioning equipment and equipment failures. If production at a fabrication facility is disrupted for any reason, manufacturing yields may be adversely affected or we may be unable to meet our customers' requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs or loss of revenues or damage to customer relationships, which could materially adversely affect our business, results of operations or financial condition.

The financial crisis and overall downturn in the worldwide economy may harm our business.

The financial crisis and the overall downturn in the worldwide economy have had an adverse effect on our business. A continuation or further deterioration of depressed economic conditions could have an even greater adverse effect on our business, including any economic downturn resulting from a shutdown of the U.S. federal government or any default by the U.S. federal government on any of its debt or other obligations. Adverse economic conditions affect demand for devices that incorporate our products, such as personal computers, networking products and mobile devices. Reduced demand for these products could result in significant decreases in our average selling prices and product sales. A deterioration of current conditions in worldwide credit markets would limit our ability to obtain external financing to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of loss on our accounts receivables due to credit defaults. As a result, our business, results of operations or financial condition could be materially adversely affected.

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

Our operations are dependent on our ability to procure advanced semiconductor equipment that enables the transition to lower cost manufacturing processes. For certain key types of equipment, including photolithography tools, we are sometimes dependent on a single supplier. From time to time we have experienced difficulties in obtaining some equipment on a timely basis due to the supplier's limited capacity. Our inability to timely obtain this equipment could adversely affect our ability to transition to next generation manufacturing processes and reduce costs. Delays in obtaining equipment could also impede our ability to ramp production at new facilities and increase our overall costs of the ramp. If we are unable to timely obtain advanced semiconductor equipment, our business, results of operations or financial condition could be materially adversely affected.

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

As of August 29, 2013, we had a valuation allowance against substantially all U.S. net deferred tax assets as well as $1.5 billion related to our foreign subsidiaries. As of August 29, 2013, our federal and state net operating loss carryforwards were $4.2 billion and $2.2 billion, respectively.  If not utilized, our federal and state net operating loss carryforwards will expire at various dates through 2033.  As of August 29, 2013, our federal and state tax credit carryforwards were $238 million and $203 million, respectively.  If not utilized, our federal and state tax credit carryforwards will expire at various dates through 2033. As of August 29, 2013, our foreign net operating loss carryforwards were $7.0 billion, of which $5.9 billion pertains to Elpida. We have placed a valuation allowance against $4.7 billion of these foreign net operating loss carryforwards, of which $3.8 billion pertains to Elpida.  If not utilized, our foreign net operating loss carryforwards will expire at various dates through 2023.

We face risks associated with our international sales and operations that could materially adversely affect our business, results of operations or financial condition.

Sales to customers outside the United States approximated 87% of our consolidated net sales for the first quarter of 2014. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore and Japan. Our international sales and operations are subject to a variety of risks, including:

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

We have numerous arrangements with financial institutions that subject us to counterparty default risks, including cash deposits, investments, capped-call contracts on our stock and derivative instruments. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default on its performance obligations. A counterparty may not comply with their contractual commitments which could then lead to their defaulting on their obligations with little or no notice to us, which could limit our ability to take action to mitigate our exposure. Additionally, our ability to mitigate our exposures may be constrained by the terms of our contractual arrangements or because market conditions prevent us from taking effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable laws governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could adversely impact our business, results of operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2014, we acquired, as payment of withholding taxes in connection with the vesting of restricted stock and restricted stock unit awards, 2,427,702 shares of our common stock at an average price per share of $17.18. We retired these shares in the first quarter of 2014.

Period			(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

August 30, 2013	-	October 3, 2013	601,289	$17.15	N/A	N/A
October 4, 2013	-	October 31, 2013	1,774,333	17.16	N/A	N/A
November 1, 2013	-	November 28, 2013	52,080	18.36	N/A	N/A
			2,427,702	17.18

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
4.1	Indenture dated as of November 12, 2013, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee for 3% Convertible Senior Notes due 2043 (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated July 17, 2013

(3)	Incorporated by reference to Current Report on Form 8-K dated November 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	January 7, 2014	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)