Form 10-Q
period 2014-02-27
MICRON TECHNOLOGY INC
filed 2014-04-07
CIK 723125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2014

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
Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock as of April 3, 2014, was 1,070,379,433.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Net sales	$4,107	$2,078	$8,149	$3,912
Cost of goods sold	2,704	1,712	5,465	3,329
Gross margin	1,403	366	2,684	583

Selling, general and administrative	177	123	353	242
Research and development	344	214	664	438
Restructure and asset impairments	12	60	9	39
Other operating (income) expense, net	1	(8)	238	(16)
Operating income (loss)	869	(23)	1,420	(120)

Interest income	6	3	11	6
Interest expense	(83)	(56)	(184)	(113)
Other non-operating income (expense), net	(122)	(159)	(202)	(218)
	670	(235)	1,045	(445)

Income tax (provision) benefit	(63)	9	(143)	(4)
Equity in net income (loss) of equity method investees	134	(58)	220	(110)
Net income (loss)	741	(284)	1,122	(559)

Net income attributable to noncontrolling interests	(10)	(2)	(33)	(2)
Net income (loss) attributable to Micron	$731	$(286)	$1,089	$(561)

Earnings (loss) per share:
Basic	$0.69	$(0.28)	$1.03	$(0.55)
Diluted	0.61	(0.28)	0.91	(0.55)

Number of shares used in per share calculations:
Basic	1,060	1,016	1,053	1,015
Diluted	1,201	1,016	1,199	1,015

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Net income (loss)	$741	$(284)	$1,122	$(559)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	2	(4)	9
Gain (loss) on derivative instruments, net	(2)	(3)	(4)	(8)
Pension liability adjustments	2	—	2	(1)
Gain (loss) on investments, net	1	(3)	2	(1)
Other comprehensive income (loss)	(9)	(4)	(4)	(1)
Total comprehensive income (loss)	732	(288)	1,118	(560)
Comprehensive (income) loss attributable to noncontrolling interests	(10)	(2)	(33)	(2)
Comprehensive income (loss) attributable to Micron	$722	$(290)	$1,085	$(562)

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)
(Unaudited)

As of	February 27, 2014	August 29, 2013
Assets
Cash and equivalents	$4,305	$2,880
Short-term investments	199	221
Receivables	2,826	2,329
Inventories	2,462	2,649
Restricted cash	—	556
Other current assets	199	276
Total current assets	9,991	8,911
Long-term marketable investments	552	499
Property, plant and equipment, net	7,859	7,626
Equity method investments	618	396
Intangible assets, net	367	386
Deferred tax assets	741	861
Other noncurrent assets	487	439
Total assets	$20,615	$19,118

Liabilities and equity
Accounts payable and accrued expenses	$2,679	$2,115
Deferred income	251	243
Equipment purchase contracts	145	182
Current debt	2,230	1,585
Total current liabilities	5,305	4,125
Long-term debt	4,317	4,452
Other noncurrent liabilities	858	535
Total liabilities	10,480	9,112

Commitments and contingencies

Redeemable convertible notes	91	—

Micron shareholders' equity:
Common stock, $0.10 par value, 3,000 shares authorized, 1,070 shares issued and outstanding (1,044 as of August 29, 2013)	107	104
Additional capital	8,282	9,187
Retained earnings (accumulated deficit)	836	(212)
Accumulated other comprehensive income	59	63
Total Micron shareholders' equity	9,284	9,142
Noncontrolling interests in subsidiaries	760	864
Total equity	10,044	10,006
Total liabilities and equity	$20,615	$19,118

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

Six Months Ended	February 27, 2014	February 28, 2013
Cash flows from operating activities
Net income (loss)	$1,122	$(559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	1,008	912
Amortization of debt discount and other costs	94	58
Loss on restructure of debt	166	31
Stock-based compensation	49	40
Adjustment to gain on acquisition of Elpida	33	—
(Gains) losses from currency hedges, net	21	173
Equity in net (income) loss of equity method investees	(220)	110
Change in operating assets and liabilities:
Receivables	(458)	(3)
Inventories	188	27
Accounts payable and accrued expenses	489	(189)
Customer prepayments	153	(63)
Deferred income taxes, net	127	—
Other	125	(67)
Net cash provided by operating activities	2,897	470

Cash flows from investing activities
Expenditures for property, plant and equipment	(1,031)	(761)
Purchases of available-for-sale securities	(359)	(430)
Decrease in restricted cash	556	—
Proceeds from sales and maturities of available-for-sale securities	320	198
Other	63	(6)
Net cash used for investing activities	(451)	(999)

Cash flows from financing activities
Repayments of debt	(1,987)	(587)
Payments on equipment purchase contracts	(203)	(130)
Cash paid to purchase common stock	(73)	(5)
Cash paid for capped call transactions	—	(48)
Proceeds from issuance of debt	1,062	812
Proceeds from issuance of common stock under equity plans	224	24
Cash received from noncontrolling interests	49	10
Proceeds from equipment sale-leaseback transactions	14	73
Cash received from capped call transactions	—	24
Other	(92)	(42)
Net cash provided by (used for) financing activities	(1,006)	131

Effect of changes in currency exchange rates on cash and cash equivalents	(15)	—

Net increase (decrease) in cash and equivalents	1,425	(398)
Cash and equivalents at beginning of period	2,880	2,459
Cash and equivalents at end of period	$4,305	$2,061

Noncash investing and financing activities:
Exchange of convertible notes	$756	$—
Acquisition of noncontrolling interest	127	—
Equipment acquisitions on contracts payable and capital leases	208	209

See accompanying notes to consolidated financial statements.

MICRON TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tabular dollar amounts in millions except per share amounts)
(Unaudited)

Business and Basis of Presentation

Micron Technology, Inc., including its consolidated subsidiaries, (hereinafter referred to collectively as "we," "our," "us" and similar terms unless the context indicates otherwise) is one of the world's leading providers of advanced semiconductor solutions. Through our worldwide operations, we manufacture and market a full range of DRAM, NAND Flash and NOR Flash memory, as well as other innovative memory technologies, packaging solutions and semiconductor systems for use in leading-edge computing, consumer, networking, automotive, industrial, embedded and mobile products. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 29, 2013. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to present fairly the financial information set forth herein. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31. Our second quarters of fiscal 2014 and 2013 ended on February 27, 2014 and February 28, 2013, respectively. All period references are to our fiscal periods unless otherwise indicated. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 29, 2013.

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

Unconsolidated Variable Interest Entities

Inotera: Inotera Memories, Inc. ("Inotera") is a VIE because its equity is not sufficient to permit it to finance its activities without additional support from its shareholders. We have determined that we do not have the power to direct the activities of Inotera that most significantly impact its economic performance, primarily due to (1) limitations on our governance rights that require the consent of other parties for key operating decisions and (2) Inotera's dependence on Nanya Technology Corporation ("Nanya") for financing and the ability of Inotera to operate in Taiwan. Therefore, we do not consolidate Inotera and we account for our interest under the equity method. See "Equity Method Investments – Inotera" note.

EQUVO Entities: EQUVO HK Limited and EQUVA Capital 1 Pte. Ltd. (together, the "EQUVO Entities") are special purpose entities created to facilitate equipment sale-leaseback financing transactions between us and a consortium of financial institutions ("Financing Entities"). Neither we nor the Financing Entities have an equity interest in the EQUVO Entities. The EQUVO Entities are VIEs because their equity is not sufficient to permit them to finance their activities without additional support from the Financing Entities and because the third-party equity holder lacks characteristics of a controlling financial interest. By design, the arrangements with the EQUVO Entities are merely financing vehicles and we do not bear any significant risks from variable interests with the EQUVO Entities. Therefore, we have determined that we do not have the power to direct the activities of the EQUVO Entities that most significantly impact their economic performance and we do not consolidate the EQUVO Entities.

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

Consolidated Variable Interest Entities

IMFT: IM Flash Technologies, LLC ("IMFT") is a VIE because all of its costs are passed to us and its other member, Intel Corporation ("Intel"), through product purchase agreements and IMFT is dependent upon us or Intel for any additional cash requirements.  The primary activities of IMFT are driven by the constant introduction of product and process technology. Because we perform a significant majority of the technology development, we have the power to direct its key activities.  In addition, IMFT manufactures certain products exclusively for us using our technology.  We also determined that we have the obligation to absorb losses and the right to receive benefits from IMFT that could potentially be significant to it.  As a result, we have determined that we have the power to direct the activities of IMFT that most significantly impact its economic performance and, therefore, we consolidate IMFT.

MP Mask: MP Mask Technology Center, LLC ("MP Mask") is a VIE because substantially all of its costs are passed to us and its other member, Photronics, Inc. ("Photronics"), through product purchase agreements and MP Mask is dependent upon us or Photronics for any additional cash requirements.  We have tie-breaking voting rights over key operating decisions and nearly all key MP Mask activities are driven by our supply needs.  We also determined that we have the obligation to absorb losses and the right to receive benefits from MP Mask that could potentially be significant to it.  As a result, we have determined that we have the power to direct the activities of MP Mask that most significantly impact its economic performance and, therefore, we consolidate MP Mask.

For further information regarding our consolidated VIEs, see "Equity – Noncontrolling Interests in Subsidiaries" note.

Recently Issued Accounting Standards

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on our financial statements.

Elpida Memory, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida") and 89% of Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT") for an aggregate of $949 million in cash (collectively, the "Elpida Acquisition"). In the second quarter of 2014, we purchased an additional 9.87% of MMT's outstanding common stock. (See "Equity – Noncontrolling Interest in Subsidiaries – MMT" note.) Both Elpida and MMT manufacture semiconductor memory products including mobile DRAM targeted toward mobile phones and tablets.

In connection with the Elpida Acquisition, we recorded net assets of $2,601 million and noncontrolling interests of $168 million. Because the fair value of the net assets acquired, less noncontrolling interests, exceeded our purchase price, we recognized a gain on the acquisition of $1,484 million. In the second quarter of 2014, the provisional amounts as of the acquisition date were adjusted, primarily for pre-petition liabilities. As a result, we recorded a charge of $33 million in the second quarter of 2014 in other non-operating expense for these measurement period adjustments to adjust the gain on the acquisition of Elpida.

The following unaudited pro forma financial information presents the combined results of operations as if the Elpida Acquisition had occurred on September 2, 2011.  The pro forma financial information includes the accounting effects of the business combination, including adjustments to the amortization of intangible assets, depreciation of property, plant and equipment, interest expense and elimination of intercompany activities.  The unaudited pro forma financial information for the quarter and six months ended February 28, 2013 includes our results for the quarter and six months ended February 28, 2013 and the results of Elpida and MMT, including the adjustments described above, for the quarter and six months ended December 31, 2012. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the Elpida Acquisition occurred on September 2, 2011.

	Quarter Ended February 28, 2013	Six Months Ended February 28, 2013
Net sales	$2,912	$5,531
Net loss	(120)	(346)
Net loss attributable to Micron	(132)	(369)
Loss per share:
Basic	$(0.13)	$(0.36)
Diluted	(0.13)	(0.36)

Investments

As of February 27, 2014 and August 29, 2013, the fair values, which approximated amortized costs, of available-for-sale investments were as follows:

As of	February 27, 2014	August 29, 2013
Money market funds	$1,137	$1,188
Corporate bonds	456	414
Government securities	141	168
Asset-backed securities	123	97
Certificates of deposit	100	349
Commercial paper	23	61
Marketable equity securities	1	6
	$1,981	$2,283

The table below presents the fair value of available-for-sale debt securities as of February 27, 2014, by contractual maturity:

Money market funds not due at a single maturity date	$1,137
Due in 1 year or less	292
Due in 1 - 2 years	268
Due in 2 - 4 years	266
Due after 4 years	17
$1,980

Proceeds from the sales of available-for-sale securities were $110 million and $223 million for the second quarter and first six months of 2014, respectively, and $67 million and $160 million for the second quarter and first six months of 2013, respectively. Gross realized gains and losses for the second quarter and first six months of 2014 and 2013 were not significant. As of February 27, 2014, no available-for-sale security had been in a loss position for longer than 12 months.

Receivables

As of	February 27, 2014	August 29, 2013
Trade receivables (net of allowance for doubtful accounts of $4 and $5, respectively)	$2,548	$2,069
Income and other taxes	65	74
Other	213	186
	$2,826	$2,329

As of February 27, 2014 and August 29, 2013, other receivables included $39 million and $34 million, respectively, due from Intel for amounts related to NAND Flash and certain emerging memory technologies product design and process development activities under cost-sharing agreements.  (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Inventories

As of	February 27, 2014	August 29, 2013
Finished goods	$829	$796
Work in process	1,447	1,719
Raw materials and supplies	186	134
	$2,462	$2,649

Property, Plant and Equipment

As of	February 27, 2014	August 29, 2013
Land	$86	$86
Buildings	4,962	4,835
Equipment	16,474	15,600
Construction in progress	88	84
Software	329	315
	21,939	20,920
Accumulated depreciation	(14,080)	(13,294)
	$7,859	$7,626

Depreciation expense was $486 million and $954 million for the second quarter and first six months of 2014, respectively, and $434 million and $871 million for the second quarter and first six months of 2013, respectively. Other noncurrent assets included land held for development of $55 million as of February 27, 2014 and $54 million as of August 29, 2013.

Equity Method Investments

As of	February 27, 2014		August 29, 2013
	Investment Balance	Ownership Percentage	Investment Balance	Ownership Percentage
Inotera(1)	$566	35%	$344	35%
Tera Probe	41	40%	40	40%
Other	11	Various	12	Various
	$618		$396
(1) Entity is a variable interest entity.

As of February 27, 2014, substantially all of our maximum exposure to loss from our VIEs that were not consolidated was our $566 million investment balance in Inotera.  We may also incur losses in connection with our rights and obligations to purchase substantially all of Inotera's wafer production capacity under a supply agreement with Inotera.

We recognize our share of earnings or losses from our equity method investments generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Inotera	$131	$(55)	$215	$(108)
Tera Probe	4	—	6	—
Other	(1)	(3)	(1)	(2)
	$134	$(58)	$220	$(110)

Inotera

We have partnered with Nanya in Inotera, a Taiwan DRAM memory company, since the first quarter of 2009.  As of February 27, 2014, we held a 35% ownership interest, Nanya and its affiliates held a 36% ownership interest and the remaining ownership interest in Inotera was publicly held.

As of February 27, 2014, the market value of our equity interest in Inotera was $1.81 billion based on the closing trading price of its shares in an active market. As of February 27, 2014 and August 29, 2013, there were gains of $45 million and $44 million, respectively, in accumulated other comprehensive income (loss) for cumulative translation adjustments from our equity investment in Inotera.

As of December 31, 2013, Inotera's current liabilities exceeded its current assets by $129 million, which exposes Inotera to liquidity risk. As of December 31, 2013, Inotera was not in compliance with certain loan covenants and had not been in compliance for the past several years. The terms of the loan covenants require Inotera to cure the noncompliance no later than June 30, 2014. Inotera has requested a waiver from complying with the December 31, 2013 financial covenants. For the year ended December 31, 2013, Inotera generated net income of $703 million, which has improved its liquidity.

Through December 2012, we had rights and obligations to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. In the second quarter of 2013, we entered into agreements with Nanya and Inotera to amend the joint venture relationship involving Inotera. The amendments included a new supply agreement (the "Inotera Supply Agreement") with Inotera under which we were obligated to purchase for an initial period through December 2015 substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions, and if in any year the parties do not agree to an extension, the agreement will terminate following the end of the then-existing term plus a subsequent three-year wind-down period. Our share of Inotera's capacity would decline over the three year wind-down period. In the second quarter of 2014, we extended the initial period of the Inotera Supply Agreement through December 2016. Under the Inotera supply agreements, we purchased $714 million and $1,301 million of DRAM products in the second quarter and first six months of 2014, respectively, and $200 million and $401 million in the second quarter and first six months of 2013, respectively.

Pursuant to a cost-sharing arrangement with Nanya, which was effective through December 31, 2012, our research and development ("R&D") costs were reduced by $4 million and $19 million in the second quarter and first six months of 2013, respectively. Nanya ceased participating in the joint development program after December 31, 2012.

Tera Probe

In the fourth quarter of 2013, as part of the Elpida Acquisition, we acquired a 40% interest in Tera Probe, Inc. ("Tera Probe"), which provides semiconductor wafer testing and probe services to us and others. The initial net carrying value of our investment was less than our proportionate share of Tera Probe's equity and the difference is being amortized as a credit to earnings through equity in net income (loss) of equity method investees (the "Tera Probe Amortization"). As of February 27, 2014, the remaining balance of the Tera Probe Amortization was $32 million and is expected to be amortized over a weighted-average period of 6 years. As of February 27, 2014, based on the closing trading price of Tera Probe's shares in an active market, the market value of our equity interest was $42 million. Included in our cost of goods sold for the second quarter and first six months of 2014 is $31 million and $64 million, respectively, for services performed by Tera Probe.

Other

Aptina: Other equity method investments included a 30% equity interest in Aptina. The amount of cumulative loss we recognized from our investment in Aptina through the second quarter of 2012 reduced our investment balance to zero and we ceased recognizing our proportionate share of Aptina's results of operations.

In the second quarter and first six months of 2013, we recognized net sales of $48 million and $109 million, respectively, and cost of goods sold of $57 million and $138 million, respectively, from products sold to Aptina under a wafer supply agreement. In the third quarter of 2013, in connection with our sale of Micron Technology Italia, S.r.l. ("MIT") to LFoundry Marsica S.r.l. ("LFoundry"), we assigned to LFoundry our supply agreement with Aptina to manufacture image sensors at MIT. In 2013, we also loaned $45 million to Aptina under a short-term, interest-free, unsecured agreement which was repaid in the first six months of 2014.

Intangible Assets

As of	February 27, 2014		August 29, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product and process technology	$660	$(307)	$642	$(269)
Customer relationships	127	(122)	127	(114)
Other	16	(7)	—	—
	$803	$(436)	$769	$(383)

During the first six months of 2014 and 2013, we capitalized $19 million and $16 million, respectively, for product and process technology with weighted-average useful lives of 10 years.

Amortization expense was $31 million and $54 million for the second quarter and first six months of 2014, respectively, and $21 million and $41 million for the second quarter and first six months of 2013, respectively.  Annual amortization expense is estimated to be $106 million for 2014, $74 million for 2015, $64 million for 2016, $54 million for 2017 and $44 million for 2018.

Accounts Payable and Accrued Expenses

As of	February 27, 2014	August 29, 2013
Accounts payable	$1,155	$1,048
Related party payables	714	374
Salaries, wages and benefits	352	267
Customer advances	156	140
Income and other taxes	38	47
Other	264	239
	$2,679	$2,115

As of February 27, 2014 and August 29, 2013, related party payables included $700 million and $345 million, respectively, due to Inotera primarily for the purchase of DRAM products under the Inotera Supply Agreement. As of February 27, 2014 and August 29, 2013, respectively, related party payables also included $14 million and $29 million due to Tera Probe for probe services performed. (See "Equity Method Investments" note.)

As of February 27, 2014 and August 29, 2013, customer advances included $61 million and $134 million, respectively, for amounts received from Intel to be applied to Intel's future purchases under a NAND Flash supply agreement. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.) As of February 27, 2014, customer advances also included $90 million for amounts received from a customer in the first quarter of 2014 under a DRAM supply agreement to be applied to purchases at market pricing through September 2016. As of February 27, 2014, other noncurrent liabilities included $135 million from the DRAM supply agreement.

As of February 27, 2014 and August 29, 2013, other accounts payable included $14 million and $8 million, respectively, due to Intel for NAND Flash product design and process development and licensing fees pursuant to cost-sharing agreements. (See "Equity – Noncontrolling Interests in Subsidiaries – IMFT" note.)

Debt

			February 27, 2014			August 29, 2013
Instrument(1)	Stated Rate	Effective Rate	Current	Long-Term	Total	Current	Long-Term	Total
Elpida creditor installment payments; $1,392 and $1,969 principal amount	N/A	6.25%	$189	$926	$1,115	$527	$1,117	$1,644
Capital lease obligations; imputed rate of 4.33% and 4.07%	N/A	N/A	352	694	1,046	407	845	1,252
2014 convertible senior notes; $419 and $485 principal amount	1.875%	7.88%	677	—	677	465	—	465
2019 senior notes; $462 principal amount	1.258%	1.97%	92	370	462	—	—	—
2022 senior notes; $600 principal amount	5.875%	6.16%	—	600	600	—	—	—
2027 convertible senior notes; $0 and $175 principal amount	1.875%	6.95%	—	—	—	—	147	147
2031A convertible senior notes; $0 and $345 principal amount	1.500%	6.55%	—	—	—	—	277	277
2031B convertible senior notes;(2)(3) $114 and $345 principal amount	1.875%	6.98%	85	—	85	—	253	253
2032C convertible senior notes;(2) $450 and $550 principal amount	2.375%	5.95%	—	385	385	—	463	463
2032D convertible senior notes;(2) $412 and $450 principal amount	3.125%	6.33%	—	342	342	—	369	369
2033E convertible senior notes;(2)(3) $300 principal amount	1.625%	4.50%	275	—	275	—	272	272
2033F convertible senior notes;(2)(3) $300 principal amount	2.125%	4.93%	263	—	263	—	260	260
2043G convertible senior notes; $1,025 principal amount	3.000%	6.77%	—	631	631	—	—	—
Other notes payable	2.947%	3.51%	297	369	666	186	449	635
			$2,230	$4,317	$6,547	$1,585	$4,452	$6,037
(1) We have the obligation or option to pay cash for the aggregate amount due upon conversion for all of our convertible notes. Since it is our current intent to settle in cash the principal amount of all of our convertible notes upon conversion, the dilutive effect of such notes on earnings per share is computed under the treasury stock method.
(2) Since the closing price of our common stock for at least 20 trading days in the 30 trading day period ending on December 31, 2013 exceeded 130% of the initial conversion price per share, holders have the right to convert their notes at any time during the calendar quarter ended March 31, 2014.
(3) As a result of these notes being convertible at the option of the holder through March 31, 2014, and because the terms of these notes would require us to pay cash for the principal amount of any converted notes, amounts are classified as current.

Debt Restructure

During the first and second quarters of 2014, we initiated a series of actions to restructure our debt as follows:

Exchange Transactions

•	In November 2013, we exchanged $440 million in aggregate principal amount of our 2027 Notes, 2031A Notes and 2031B Notes into 3.00% Convertible Senior Notes due 2043.

Debt Conversions and Settlements

•	In November 2013, we announced the termination of the conversion rights for our remaining 2027 Notes, effective on December 13, 2013;

•	In November 2013, we called for the redemption of our remaining 2031A Notes on December 7, 2013; and

•	In January 2014, we called for the redemption of our remaining 2014 Notes on March 3, 2014.

During the first and second quarters of 2014, substantially all of the holders of these notes exercised their options to convert their notes and, in each case, we elected to settle the conversion amounts entirely in cash.

Cash Repurchases

•
In January 2014, we repurchased $164 million in aggregate principal amount of our 2031B Notes, 2032C Notes and 2032D Notes in privately-negotiated transactions for an aggregate of $407 million in cash.

Issuance of Non-Convertible Notes

•	In February 2014, we issued $600 million in principal amount of 5.875% senior notes due February 2022.

Exchange Transactions: On November 12, 2013, in a series of separate non-cash transactions, we exchanged portions of our 2027 Notes, 2031A Notes and 2031B Notes (collectively, the "Exchanged Notes") into 3.00% Convertible Senior Notes due 2043 (the "2043G Notes") (collectively, the "Exchange Transactions"). In connection with the Exchange Transactions, which were accounted for as extinguishments, we issued to holders of the Exchanged Notes new 2043G Notes with an aggregate principal amount at issuance of $820 million, which accretes up to a principal amount at maturity of $1,025 million (see further discussion in "2043G Notes" below). The liability and equity components of the Exchanged Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the Exchanged Notes affected debt and equity. In connection with the Exchanged Notes, we recognized a loss of $38 million based on the difference between the carrying values and the fair values of the debt components of the Exchanged Notes (based on Level 2 fair value measurements), which was included in other non-operating expense for the first quarter of 2014. The table below summarizes the Exchange Transactions:

	Principal Amount	Carrying Value of Debt	Equity
Amounts reduced in connection with the Exchanged Notes:
2027 Notes	$80	$68	$51
2031A Notes	155	125	148
2031B Notes	205	152	212
	440	345	411
Amounts added in connection with the issued notes:
2043G Notes	1,025	627	173

Net increase (decrease) as a result of the Exchange Transactions	$585	$282	$(238)

Debt Conversions and Settlements: During the first and second quarters of 2014, we initiated a series of actions resulting in a number of debt conversions and settlements. Those actions included the following:

Termination of Conversion Rights of our 2027 Notes – On November 7, 2013, we announced the termination of the conversion rights for our remaining 2027 Notes, effective on December 13, 2013. During the first and second quarters of 2014, substantially all of holders of our 2027 Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

Redemption of our 2031A Notes – On November 7, 2013, we called for the redemption of our remaining 2031A Notes on December 7, 2013. During the first and second quarters of 2014, substantially all of holders of our 2031A Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

Redemption of our 2014 Notes – On January 31, 2014, we called for the redemption of our remaining 2014 Notes on March 3, 2014. During the second quarter of 2014, substantially all of the holders of our 2014 Notes exercised their option to convert their notes and, in each case, we elected to settle the conversion amount entirely in cash.

As a result of our elections to settle the conversion amounts in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment. Under the terms of the indentures for the above notes, cash settlement amounts for these derivative debt liabilities are determined based on the shares underlying the converted notes multiplied by the volume-weighted-average price of our common stock over a period of 20 consecutive trading days, beginning three days after the holder's election to convert their notes. Therefore, we reclassified the fair values of the equity components of each of the converted notes from additional capital to derivative debt liabilities within current debt in our consolidated balance sheet. In connection with the above, we used an aggregate of $728 million in cash in the second quarter of 2014 to settle conversion activities. A summary of the conversion activities for these notes is as follows:

	Debt Principal Converted	Carrying Value of Debt Converted	Equity Component Reclassified To Debt(1)	Mark-to-Market Loss(Gain)(2)	Loss on Settlement(2)
Quarter ended November 28, 2013:
2027 Notes	$—	$—	$58	$22	$—
2031A Notes	—	—	115	15	—
	—	—	173	37	—

Quarter ended February 27, 2014:
2014 Notes	66	65	309	(1)	1
2027 Notes	95	80	—	4	15
2031A Notes	190	154	102	12	38
	351	299	411	15	54

Six months ended February 27, 2014	$351	$299	$584	$52	$54
(1) Based on Level 2 fair value measurements.
(2) Included in non-operating expense.

In the third quarter of 2014, we used an aggregate of $718 million in cash to settle the remaining 2014 Notes. In connection therewith, we incurred an additional aggregate $8 million of mark-to-market and settlement losses for the 2014 Notes.

Cash Repurchases: In January 2014, we repurchased $164 million in aggregate principal amount of our 2031B Notes, 2032C Notes and 2032D Notes (collectively, the "Repurchased Notes") in privately-negotiated transactions for an aggregate of $407 million in cash. The liability and equity components of the Repurchased Notes had previously been stated separately within debt and additional capital in our consolidated balance sheet. As a result, our accounting for the Repurchased Notes reduced a component of debt and a component of equity. In connection with the Repurchased Notes, we recognized a loss of $11 million (based on Level 2 fair value measurements), which is included in other non-operating expense in the second quarter of 2014. The table below summarizes activity in the second quarter of 2014 with respect to Repurchased Notes:

	Principal Amount	Carrying Value of Debt	Equity
2031B Notes	$26	$19	$43
2032C Notes	100	85	159
2032D Notes	38	31	60
	$164	$135	$262

Issuance of Non-Convertible Notes: On February 5, 2014, we issued $600 million in principal amount of 5.875% Senior Notes due February 2022 (the "2022 Notes"). Issuance costs for the 2022 Notes totaled $14 million.

The 2022 Notes contain covenants that, among other things, limit, in certain circumstances, our ability and/or the ability of our domestic restricted subsidiaries (which are generally subsidiaries in the U.S. in which we own at least 80% of the voting stock) to (1) create or incur certain liens and enter into sale and lease-back transactions, (2) create, assume, incur or guarantee certain additional secured indebtedness and unsecured indebtedness of certain of our domestic restricted subsidiaries, and (3) consolidate with or merge with or into, or convey, transfer or lease all or substantially all of our assets, to another entity. These covenants are subject to a number of limitations, exceptions and qualifications.

Cash Redemption at Our Option: Prior to February 15, 2017, we may redeem the 2022 Notes, in whole or in part, at a price equal to the principal amount of the 2022 Notes to be redeemed plus a make-whole premium as described in the indenture governing the 2022 Notes, together with accrued and unpaid interest. Additionally, we may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the 2022 Notes at a price equal to 105.875% of the principal amount together with accrued and unpaid interest. On or after February 15, 2017, we may redeem the 2022 Notes, in whole or in part, at prices above principal amount that decline over time, as specified in the indenture, together with accrued and unpaid interest.

Elpida Creditor Installment Payments

In October 2013, we made the first Elpida creditor installment payment of $534 million from funds that had been held in a current restricted cash account since the acquisition date. The remaining payments are due at the end of each calendar year from 2014 through 2019.

2043G Notes

In connection with the Exchange Transactions, on November 12, 2013, we issued $1,025 million principal amount of 2043G Convertible Senior Notes (the "2043G Notes"). Each $1,000 principal amount at maturity had an original issue price of $800. An amount equal to the difference between the original issue price and the principal amount at maturity will accrete in accordance with a schedule set forth in the indenture.  The initial conversion rate for the 2043G Notes is 34.2936 shares of common stock per $1,000 principal amount at maturity, equivalent to an initial conversion price of approximately $29.16 per share of common stock.

Upon issuance of the 2043G Notes, we recorded $627 million of debt, $173 million of additional capital and $5 million of deferred debt issuance costs (included in other noncurrent assets). The amount recorded as debt was based on the fair value of the debt component as a standalone instrument and was determined using an average interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance (Level 2 fair value measurements). We recorded a debt discount of $398 million for the difference between the debt recorded at inception and the principal amount at maturity. Holders of the 2043G Notes have the right to require us to repurchase all or a portion of their notes on November 15, 2028 at the accreted principal amount, which is scheduled to be $917 million at such date. We have the option to pay cash, issue shares of common stock or any combination thereof, for the aggregate amount due upon conversion. It is our current intent to settle in cash the principal amount of the 2043G Notes upon conversion. As a result, the dilutive effect of the 2043G Notes in earnings per share is computed under the treasury stock method.

Conversion Rights: Holders may convert their 2043G Notes under the following circumstances: (1) if the 2043G Notes are called for redemption; (2) during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price (approximately $37.91 per share) of the 2043G Notes; (3) if the trading price of the 2043G Notes is less than 98% of the product of the closing price of our common stock and the conversion rate of the 2043G Notes during the periods specified in the indenture; (4) if specified distributions or corporate events occur, as set forth in the indenture; or (5) at any time after August 15, 2043.

Cash Redemption at Our Option: Prior to November 20, 2018, we may redeem for cash the 2043G Notes if the closing price of our common stock is more than 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending within five trading days prior to the date on which we provide notice of redemption. The redemption price would equal the principal amount at maturity plus accrued and unpaid interest. On or after November 20, 2018, we may redeem for cash the 2043G Notes without regard to the closing price of our common stock. The redemption price would equal the accreted principal amount plus accrued and unpaid interest. If we redeem the 2043G Notes prior to November 20, 2018, we are required to pay in cash a make-whole premium as specified in the indenture.

Cash Repurchase at the Option of the Holder: Holders of the 2043G Notes may require us to repurchase for cash all or a portion of the 2043G Notes on November 15, 2028. The repurchase price is equal to the accreted principal amount at such date plus accrued and unpaid interest. Holders of the 2043G Notes may also require us to repurchase for cash all or a portion of their 2043G Notes at a repurchase price equal to the accreted principal amount plus accrued and unpaid interest upon a change in control or a termination of trading, as defined in the indenture.

2019 Notes

On December 20, 2013, we issued $462 million in principal amount of 1.258% Secured Notes due January 2019 (the "2019 Notes"). The 2019 Notes mature on January 15, 2019 and are collateralized by certain equipment which had a carrying value of $240 million as of February 27, 2014. The principal amount of the 2019 Notes is payable in 10 consecutive semi-annual installments payable in January and July of each year, commencing in July 2014. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for its guarantee upon issuance of the 2019 Notes.

The 2019 Notes contains covenants which are customary for financings of this type, including negative covenants that limit or restrict our ability to create liens or dispose of the equipment securing the 2019 Notes. Events of default also include, among others, the occurrence of any event or circumstance that, in the reasonable judgment of Ex-Im Bank, is likely materially and adversely to affect our ability to perform any payment obligation, or any of our other material obligations under the indenture, the 2019 Notes or under any other related transaction documents to which Ex-Im Bank is a party.

Cash Redemption at Our Option: At any time prior to the maturity date of the 2019 Notes, we may redeem the 2019 Notes, in whole or in part, at a price equal to the principal amount of the 2019 Notes to be redeemed plus a make-whole premium as described in the indenture, together with accrued and unpaid interest.

Other Notes Payable

On February 27, 2014, in connection with our acquisition of an additional 9.87% interest in MMT, we recorded a $127 million note payable to the seller in monthly installments, without interest, from March 2014 through December 2014.

Convertible Notes With Debt and Equity Components

Accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion require the debt and equity components to be separately accounted for in a manner that reflects a nonconvertible borrowing rate when interest expense is recognized in subsequent periods. The amount initially recorded as debt is based on the fair value of the debt component as a standalone instrument, determined using an average interest rate for similar nonconvertible debt issued by entities credit ratings similar to ours at the time of issuance. The difference between the debt recorded at inception and its principal amount is accreted to principal through interest expense through the estimated life of the note.

The terms of certain of our convertible notes give holders the right to require us to repurchase all or a portion of their notes at a date or dates earlier than the contractual maturity of the notes or upon the occurrence of certain events or circumstances. In these cases, we amortize any initial debt discount or imputed interest over the period from issuance of the notes through the earliest date that holders can require us to repurchase all or a portion of their notes. As a result, the period of amortization can be significantly shorter than the contractual maturity. (See "Holder Put Date" in the table below.)

As of February 27, 2014, the trading price of our common stock was higher than the initial conversion prices of all of our outstanding convertible notes, except for the 2043G Notes. As a result, the conversion values were in excess of principal amounts for such notes. The following table sets forth, as of February 27, 2014, a summary of certain features of our convertible notes:

	Holder Put Date	Outstanding Principal	Shares Issuable Upon Conversion	Initial Conversion Price Per Share	Conversion Price Per Share Threshold(1)	Conversion Value in Excess of Principal(2)
2031B Notes	August 2020	$114	12	$9.50	$12.35	$176
2032C Notes	May 2019	450	47	9.63	12.52	681
2032D Notes	May 2021	412	41	9.98	12.97	587
2033E Notes	February 2018	300	27	10.93	14.21	364
2033F Notes	February 2020	300	27	10.93	14.21	364
2043G Notes(3)	November 2028	1,025	35	29.16	37.91	—
		$2,601	189			$2,172

(1)
Holders have the right to convert all or a portion of their notes at a date or dates earlier than the contractual maturity if, during any calendar quarter, the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the initial conversion price.

(2)	Based on our closing share price of $24.19 as of February 27, 2014.

(3)	The original principal amount of $820 million accretes up to $917 million in November 2028 and $1,025 million at maturity in 2043.

Contractual Maturities

The table below sets forth the contractual maturities of the Elpida creditor installment payments, convertible notes and other notes payable as of February 27, 2014:

Remainder of 2014	$883
2015	515
2016	441
2017	410
2018	609
2019 and thereafter	3,443
Discounts	(800)
$5,501

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

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent-related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over seven years, for a total of $280 million, beginning in the second quarter of 2014.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Patent Matters

As is typical in the semiconductor and other high technology industries, from time to time others have asserted, and may in the future assert, that our products or manufacturing processes infringe their intellectual property rights.

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively “Elpida”).  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. Trial currently is scheduled for February 8, 2016. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs' case against Elpida is stayed.

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board (“PTAB”) held a hearing in connection with the three petitions on December 9, 2013. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University has a right to appeal the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On September 24, 2013, the Court entered an order staying our case pending the resolution of co-pending cases brought by Semcon Tech, LLC against Applied Materials and Ebara Technologies, Inc. Subsequently these cases were resolved, and on February 21, 2014, the Court lifted the stay of the case against us. Trial currently is for August 21, 2015.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. (“Micron Technology”) and Micron Semiconductor B.V., our Netherlands subsidiary (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the “Inotera Shares”) and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (i) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (ii) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (iii) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (iv) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (v) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (i) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (ii) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. All of these judgments are immediately appealable, and we have until April 28, 2014 to file a notice of appeal.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of February 27, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $312 million and a market value of $1,002 million.

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

Redeemable Convertible Notes

Under the terms of the indentures of the 2031B and 2033E and 2033F Notes, upon conversion, we would be required to pay cash equal to the lesser of (1) the aggregate principal amount or (2) the conversion value of the notes being converted (we could pay cash, shares of common stock or a combination thereof, at our option, for the remainder, if any, of our conversion obligation). Therefore, the 2031B, 2033E and 2033F Notes were classified as current debt. Since these notes were convertible at the option of the holder and the principal amount of any converted notes would be required to be paid in cash, the aggregate difference of $91 million between the principal amount and the carrying value was classified as redeemable convertible notes in the mezzanine section of the accompanying consolidated balance sheet as of February 27, 2014.

Equity

Changes in the components of equity were as follows:

	Six Months Ended February 27, 2014			Six Months Ended February 28, 2013
	Attributable to Micron	Noncontrolling Interests	Total Equity	Attributable to Micron	Noncontrolling Interests	Total Equity
Beginning balance	$9,142	$864	$10,006	$7,700	$717	$8,417

Net income (loss)	1,089	33	1,122	(561)	2	(559)
Other comprehensive income (loss)	(4)	—	(4)	(1)	—	(1)
Comprehensive income (loss)	1,085	33	1,118	(562)	2	(560)

Contribution from noncontrolling interests	—	49	49	—	10	10
Distributions to noncontrolling interests	—	(19)	(19)	—	—	—
Acquisition of noncontrolling interests in MMT	31	(167)	(136)	—	—	—
Capital and other transactions attributable to Micron	(974)	—	(974)	93	—	93
Ending balance	$9,284	$760	$10,044	$7,231	$729	$7,960

Micron Shareholders' Equity

Capped Calls

Issued and Outstanding Capped Calls: We have entered into a series of capped call transactions intended to reduce the effect of potential dilution upon conversion of our convertible notes which may be settled in shares or cash, at our election. The capped call transactions are considered capital transactions and the related cost was recorded as a charge to additional capital.

The following table presents information related to the issued and outstanding capped calls as of February 27, 2014.

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

(2)
Settlement in cash on the respective expiration dates would result in us receiving an amount ranging from zero, if the market price per share of our common stock is at or below the respective low strike price, to the respective maximum amount if the market price per share of our common stock is at or above the respective high cap price. If share settlement were elected, the number of shares repurchased would be determined by the value of the capped calls at the time of settlement divided by the share price on the settlement date. Settlement of the capped calls prior to the expiration dates may be for an amount less than the maximum value at expiration.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component in the first six months of 2014 were as follows:

	Cumulative Foreign Currency Translation Adjustments	Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Investments, Net	Pension Liability Adjustments	Total
August 29, 2013	$44	$21	$—	$(2)	$63
Other comprehensive income before reclassifications	(4)	(2)	4	1	(1)
Amount reclassified out of accumulated other comprehensive income	—	(1)	(2)	1	(2)
Tax effects	—	(1)	—	—	(1)
Other comprehensive income (loss)	(4)	(4)	2	2	(4)
February 27, 2014	$40	$17	$2	$—	$59

Noncontrolling Interests in Subsidiaries

As of	February 27, 2014		August 29, 2013
	Noncontrolling Interest Balance	Noncontrolling Interest Percentage	Noncontrolling Interest Balance	Noncontrolling Interest Percentage
IMFT(1)	$640	49.00%	$601	49.00%
MP Mask(1)	93	49.99%	92	49.99%
MMT	21	1.24%	155	11.11%
Other	6	Various	16	Various
	$760		$864
(1) Entity is a variable interest entity.

IMFT

Since its inception in 2006 through February 27, 2014, we have owned 51% of IMFT, a venture between us and Intel to manufacture NAND Flash memory products and certain emerging memory technologies, for the exclusive use of the members. IMFT is governed by a Board of Managers and the number of managers appointed by each member to the board varies based on the members' respective ownership interests, which is based on cumulative contributions to IMFT. The IMFT joint venture agreement extends through 2024 and includes certain buy-sell rights, commencing in 2015, pursuant to which Intel may elect to sell to us, or we may elect to purchase from Intel, Intel's interest in IMFT. If Intel elects to sell to us, we would set the closing date of the transaction within two years following such election and could elect to receive financing of the purchase price from Intel for one to two years from the closing date.

IMFT manufactures NAND Flash memory products using designs and technology we develop with Intel. We generally share with Intel the cost of product design, other NAND Flash R&D costs and R&D cost of certain emerging memory technologies. Our R&D expenses were reduced by reimbursements from Intel of $35 million and $64 million for the second quarter and first six months of 2014, respectively, and $34 million and $66 million for the second quarter and first six months of 2013, respectively.

We sell a portion of our products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. Sales of NAND Flash products to Intel under this arrangement were $104 million and $205 million for the second quarter and first six months of 2014, respectively, and $91 million and $190 million for the second quarter and first six months of 2013, respectively. Receivables from Intel for IMFT sales of NAND Flash products as of February 27, 2014 and August 29, 2013, were $62 million and $68 million, respectively.

The following table presents the assets and liabilities of IMFT included in our consolidated balance sheets, excluding intercompany balances:

As of	February 27, 2014	August 29, 2013
Assets
Cash and equivalents	$112	$62
Receivables	70	76
Inventories	47	49
Other current assets	5	4
Total current assets	234	191
Property, plant and equipment, net	1,348	1,382
Other noncurrent assets	42	46
Total assets	$1,624	$1,619

Liabilities
Accounts payable and accrued expenses	$93	$88
Deferred income	8	9
Equipment purchase contracts	11	78
Current debt	6	6
Total current liabilities	118	181
Long-term debt	10	13
Other noncurrent liabilities	114	118
Total liabilities	$242	$312
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Our ability to access IMFT's cash and other assets through cash dividends, loans or advances, including to finance our other operations, is subject to agreement by Intel. Creditors of IMFT have recourse only to its assets and do not have recourse to any other of our assets.

The following table presents IMFT's distributions to and contributions from its shareholders:

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
IMFT distributions to Micron	$10	$—	$10	$—
IMFT distributions to Intel	10	—	10	—
Micron contributions to IMFT	—	10	51	10
Intel contributions to IMFT	—	10	49	10

MP Mask

In 2006, we formed a joint venture with Photronics to produce photomasks for leading-edge and advanced next generation semiconductors.  At inception and through February 27, 2014, we owned 50.01% and Photronics owned 49.99% of MP Mask. In connection with the formation of the joint venture, we received $72 million in 2006 in exchange for entering into a license agreement with Photronics, which is being recognized over the term of the 10-year agreement.  Deferred income and other noncurrent liabilities included an aggregate of $16 million and $19 million as of February 27, 2014 and August 29, 2013, respectively, related to this agreement. We purchase a substantial majority of the reticles produced by MP Mask pursuant to a supply arrangement.

Total MP Mask assets and liabilities included in our consolidated balance sheets were as follows:

As of	February 27, 2014	August 29, 2013
Current assets	$37	$26
Noncurrent assets (primarily property, plant and equipment)	209	182
Current liabilities	40	25
Amounts exclude intercompany balances that were eliminated in our consolidated balance sheets.

Creditors of MP Mask have recourse only to the assets of MP Mask and do not have recourse to any other of our assets.

MMT

As a result of the acquisition of Elpida and MMT on July 31, 2013, noncontrolling interests in subsidiaries in our consolidated balance sheet included an approximate 11.11% ownership interest in MMT. In the second quarter of 2014, we purchased an additional 9.87% of MMT's outstanding common stock for $136 million. The purchase of substantially all of the shares was financed with a short-term loan from a seller. (See "Debt – Other Notes Payable" note.) As a result of the purchase of MMT shares, noncontrolling interest decreased by $167 million and additional capital increased by $31 million in the second quarter of 2014.

Derivative Instruments

We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates and variable interest rates.  We also have convertible note settlement obligations which became derivative instruments as a result of our elections to settle conversions in cash. We do not use derivative instruments for speculative purpose.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives: We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates from our monetary assets and liabilities. Our primary objective in entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings.

To hedge our exposures to monetary assets and liabilities, we generally utilize a rolling hedge strategy with currency forward contracts that mature within 35 days.  At the end of each reporting period, monetary assets and liabilities held or denominated in currencies other than the U.S. dollar are remeasured in U.S. dollars and the associated outstanding forward contracts are marked-to-market.  Currency forward contracts are valued at fair values based on the middle of bid and ask prices of dealers or exchange quotations (Level 2 fair value measurements). In connection with the currency exchange rate risk associated with our acquisition of Elpida and the MMT shares in July 2013, we entered into currency exchange transactions (the "Elpida Acquisition Hedges"). The Elpida Acquisition Hedges were not designated for hedge accounting and were remeasured at fair value each period. We recorded losses from the Elpida Acquisition Hedges of $120 million and $178 million in the second quarter and first six months of 2013, respectively. To mitigate the risk that increases in exchange rates have on Elpida creditor installment payments due in December 2014 and December 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015.

Realized and unrealized gains and losses on currency derivatives without hedge accounting designation as well as the change in the underlying monetary assets and liabilities due to changes in currency exchange rates are included in other non-operating income (expense).

Interest Rate Swaps: We are party to interest rate swap contracts that mature in August 2017 to hedge against the variability of future interest payments due on floating-rate debt, which effectively converts the floating-rate debt to fixed-rate debt. Our primary objective of entering into interest rate swap contracts is to reduce the volatility that changes in interest rates on floating-rate debt have on interest expense. As of February 27, 2014, the principle balance on the floating-rate debt was $273 million. We designated 80% of the swaps as cash flow hedges and the remaining 20% were not designated for hedge accounting treatment. The fair values of the interest rate swaps are calculated by discounting the expected future cash flows based on inputs that are readily available in publicly quoted markets (Level 2 fair value measurements). Changes in the fair value of the undesignated portion are included in interest expense.

Convertible Notes Settlement Obligations: In connection with our debt restructure activities in the first six months of 2014, our settlement obligations for the 2014 Notes, 2027 Notes and 2031A Notes became derivative instruments for an approximate 30-day period ending on their respective settlement dates. The settlement dates varied through the first, second and third quarters of 2014. The fair values of the underlying conversion options were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. Subsequent measurements of our convertible notes settlement obligations were based on the volume-weighted-average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense).

Total gross notional amounts and fair values for derivative instruments without hedge accounting designation were as follows:

	Notional Amount(1)	Fair Value of
		Current Assets(2)	Noncurrent Assets(3)	(Current Liabilities)(4)	(Noncurrent Liabilities)(5)
As of February 27, 2014
Currency forward contracts:
Yen	$321	$—	$—	$(6)	$(3)
Singapore dollar	321	1	—	—	—
Shekel	66	—	—	—	—
Euro	8	—	—	—	—
Interest rate swap contracts	55	—	—	—	—
	$771

Convertible notes settlement obligations	26	—	—	(265)	—
		$1	$—	$(271)	$(3)

As of August 29, 2013
Currency forward contracts:
Yen	$336	$1	$3	$—	$—
Singapore dollar	218	—	—	—	—
Shekel	78	—	—	(1)	—
Euro	217	1	—	(1)	—
Interest rate swap contracts	62	—	—	—	—
Currency options – New Taiwan dollar	351	—	—	—	—
	$1,262	$2	$3	$(2)	$—

(1)	Notional amounts of forward, option and interest rate swap contracts in U.S. dollars and convertible notes settlement obligations in millions of shares.

(2)	Included in receivables – other.

(3)	Included in other noncurrent assets.

(4)	Included in accounts payable and accrued expenses – other for forward, option and interest rate swap contracts and in current debt for convertible notes settlement obligations.

(5)	Included in other noncurrent liabilities.

Net losses for derivative instruments without hedge accounting designation were as follows:

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013	Location
Convertible notes settlement obligations	$(15)	$—	$(52)	$—	Other non-operating income (expense)
Foreign exchange contracts	(7)	(122)	(21)	(173)	Other non-operating income (expense)

Derivative Instruments with Cash Flow Hedge Accounting Designation

Currency Derivatives: We utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months to hedge our exposure to changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows.  Currency forward contracts are valued at their fair values based on market-based observable inputs including currency exchange spot and forward rates, interest rate and credit risk spread (Level 2 fair value measurements).  Currency options are valued at their fair value using a modified Black-Scholes option valuation model using inputs of the current spot rate, strike price, risk-free interest rate, maturity, volatility and credit-risk spread (Level 2 fair value measurements).

Interest Rate Swaps: As noted above in “Derivative Instruments without Hedge Designation – Interest Rate Swaps,” we are party to interest rate swap contracts that mature in August 2017 to hedge against the variability in future interest payments due on $273 million of floating-rate debt and we designated 80% of the swaps as cash flow hedges.

For derivative instruments designated as cash flow hedges, the effective portion of the realized and unrealized gain or loss on the derivatives is included as a component of accumulated other comprehensive income (loss).  For derivative instruments designated as cash flow hedges, the amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same line items of the consolidated statements of operation and in the same periods in which the underlying transactions affect earnings. The ineffective or excluded portion of the realized and unrealized gain or loss is included in other non-operating income (expense).  Total gross notional amounts and fair values for derivative instruments with cash flow hedge accounting designation were as follows:

	Notional Amount (in U.S. Dollars)	Fair Value of Current Liabilities (1)
As of February 27, 2014
Currency forward contracts:
Euro	$2	$—
Yen	8	(1)
Currency options – Yen	3	—
Interest swap contracts	218	(1)
	$231	$(2)
As of August 29, 2013
Currency forward contracts:
Yen	$6	$(1)
Euro	6	—
Currency options – Yen	21	(2)
Interest swap contracts	250	—
	$283	$(3)

(1)	Included in accounts payable and accrued expenses – other.

For the first six months of 2014, we recognized $2 million of net pre-tax losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  For the second quarter and first six months of 2013, we recognized $6 million and $10 million, respectively, of net pre-tax losses in accumulated other comprehensive income (loss) from the effective portion of cash flow hedges.  The ineffective and excluded portions of cash flow hedges recognized in other non-operating income (expense) were not significant for the second quarters and first six months of 2014 and 2013.  The amounts reclassified from accumulated other comprehensive income (loss) for the second quarters and first six months of 2014 and 2013 were not significant. As of February 27, 2014, the amount of pre-tax net cash flow hedge gains included in accumulated other comprehensive income (loss) expected to be reclassified into earnings in the next 12 months was $7 million.

Derivative Counterparty Credit Risk and Master Netting Arrangements

Our derivative instruments expose us to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  As of February 27, 2014, our maximum exposure to loss due to credit risk if counterparties fail completely to perform according to the terms of the contracts was generally equal to the fair value of our assets for these contracts as listed in the tables below.  We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading risk across multiple major financial institutions.  In addition, we monitor the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

We also seek to enter into master netting arrangements with our counterparties to mitigate credit risk in derivative hedge transactions. These master netting arrangements allow us and our counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in our consolidated balance sheet on a net basis. As of February 27, 2014, amounts netted were not significant.

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

Fair Value Measurements on a Recurring Basis

All marketable debt and equity investments are classified as available-for-sale and are carried at fair value. Assets measured at fair value on a recurring basis were as follows:

As of	February 27, 2014				August 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,137	$—	$—	$1,137	$1,188	$—	$—	$1,188
Certificates of deposit	—	81	—	81	—	38	—	38
Government securities	—	5	—	5	—	—	—	—
Commercial paper	—	—	—	—	—	35	—	35
	1,137	86	—	1,223	1,188	73	—	1,261
Short-term investments:
Corporate bonds	—	124	—	124	—	112	—	112
Government securities	—	39	—	39	—	72	—	72
Commercial paper	—	23	—	23	—	26	—	26
Certificates of deposit	—	10	—	10	—	9	—	9
Asset-backed securities	—	3	—	3	—	2	—	2
	—	199	—	199	—	221	—	221
Long-term marketable investments:
Corporate bonds	—	332	—	332	—	302	—	302
Asset-backed securities	—	120	—	120	—	95	—	95
Government securities	—	97	—	97	—	96	—	96
Certificates of deposit	—	2	—	2	—	—	—	—
Marketable equity securities	1	—	—	1	6	—	—	6
	1	551	—	552	6	493	—	499
Restricted cash:
Certificates of deposit	—	7	—	7	—	302	—	302
	—	7	—	7	—	302	—	302

	$1,138	$843	$—	$1,981	$1,194	$1,089	$—	$2,283

Government securities consist of securities issued directly by or deemed to be guaranteed by government entities such as U.S. and non U.S. agency securities, government bonds and treasury securities. Level 2 securities are valued using information obtained from pricing services, which obtain quoted market prices for similar instruments, non-binding market consensus prices that are corroborated by observable market data, or various other methodologies, to determine the appropriate value at the measurement date. We perform supplemental analysis to validate information obtained from our pricing services. As of February 27, 2014, no adjustments were made to such pricing information.

Fair Value Measurements on a Nonrecurring Basis

In connection with the Exchange Transactions, we determined the fair value for the debt component of the Exchanged Notes as if it were a stand-alone instrument using an interest rate for similar nonconvertible debt issued by entities with credit ratings comparable to ours at the time of issuance.

In connection with the debt conversions and settlements in the first and second quarters of 2014, substantially all of the holders elected to convert their then outstanding 2014, 2031A and 2027 Notes. As a result of our elections to settle the conversion amounts in cash, each of the settlement obligations became derivative debt liabilities subject to mark-to-market accounting treatment for a period of approximately 30 days beginning on the date we notified the holder of our intention to settle the obligation in cash through the settlement date. The fair values of the underlying derivative settlement obligations were initially determined using the Black-Scholes option valuation model (Level 2 fair value measurements). The Black-Scholes model requires the input of assumptions, including the stock price, expected stock-price volatility, estimated option life, risk-free interest rate and dividend rate. The subsequent measurements and final settlement amounts of our convertible notes settlement obligations were based on the value-weighted average stock price (Level 1 fair value measurements). Changes in fair values of the derivative settlement obligations were included in other non-operating income (expense), net.

Fair Value of Financial Instruments

Amounts reported as cash and equivalents, receivables, and accounts payable and accrued expenses approximate fair value. The estimated fair value and carrying value of debt instruments (carrying value excludes the equity components of our convertible notes classified in equity) were as follows:

As of	February 27, 2014		August 29, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible notes	$5,693	$2,658	$4,167	$2,506
Elpida creditor installment payments and other notes	2,907	2,843	2,269	2,279

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

Equity Plans

As of February 27, 2014, we had an aggregate of 123 million shares of common stock reserved for the issuance of stock options and restricted stock awards, of which 66 million shares were subject to outstanding awards and 57 million shares were available for future awards.  Awards are subject to terms and conditions as determined by our Board of Directors.

Stock Options

We granted 9 million and 11 million stock options during the second quarter and first six months of 2014, respectively, with weighted-average grant-date fair values per share of $9.58 and $9.17, respectively. We granted 13 million and 17 million stock options during the second quarter and first six months of 2013, respectively, with weighted-average grant-date fair values per share of $3.35 and $3.27, respectively.

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

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Average expected life in years	4.8	5.1	4.8	5.1
Weighted-average expected volatility	46%	59%	47%	60%
Weighted-average risk-free interest rate	1.6%	0.7%	1.6%	0.7%

Restricted Stock and Restricted Stock Units ("Restricted Stock Awards")

As of February 27, 2014, there were 12 million shares of Restricted Stock Awards outstanding, of which 1 million were performance-based Restricted Stock Awards.  For service-based Restricted Stock Awards, restrictions generally lapse in one-fourth increments during each year of employment after the grant date.  For performance-based Restricted Stock Awards, vesting is contingent upon meeting certain performance goals.  Restricted Stock Awards granted for the second quarters and first six months of 2014 and 2013 were as follows:

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Service-based awards in shares	4	3	5	5
Performance-based awards in shares	—	—	1	1
Weighted-average grant-date fair values per share	$23.24	$6.69	$21.22	$6.20

Stock-based Compensation Expense

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Stock-based compensation expense by caption:
Cost of goods sold	$8	$7	$15	$13
Selling, general and administrative	13	9	24	18
Research and development	6	5	10	9
	$27	$21	$49	$40

Stock-based compensation expense by type of award:
Stock options	$14	$14	$28	$27
Restricted stock awards	13	7	21	13
	$27	$21	$49	$40

As of February 27, 2014, $295 million of total unrecognized compensation costs, net of estimated forfeitures, related to non-vested awards was expected to be recognized through the second quarter of 2018, resulting in a weighted-average period of 1.5 years. Stock-based compensation expense in the above presentation does not reflect any significant income tax benefits, which is consistent with our treatment of income or loss from our U.S. operations.  (See "Income Taxes" note.)

Restructure and Asset Impairments

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Loss (gain) on impairment of MIT assets	$(5)	$62	$(5)	$62
Gain on termination of lease to Transform	—	—	—	(25)
Other	17	(2)	14	2
	$12	$60	$9	$39

On May 3, 2013, we sold MIT, a wholly-owned subsidiary, including its 200mm wafer fabrication facility assets in Avezzano, Italy, to LFoundry. In exchange for the shares of MIT, we received consideration from LFoundry valued at $35 million, substantially all of which was under a 7-year, non-interest bearing term note. Under the terms of the agreements, we assigned to LFoundry our supply agreement with Aptina for CMOS image sensors manufactured at the Avezzano facility. In the second quarter of 2013, we recorded an impairment loss of $62 million to write down the assets and liabilities to their estimated fair values in connection with the sale of MIT.

Since the second quarter of 2010, we have held an equity method investment in Transform Solar Pty Ltd. ("Transform"), a developer, manufacturer and marketer of photovoltaic technology and solar panels. In May 2012, the Board of Directors of Transform approved a liquidation plan and in connection therewith, Transform terminated a lease to a portion of our manufacturing facilities in Boise, Idaho and we recognized a gain of $25 million in the first quarter of 2013.

Other Operating (Income) Expense, Net

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Rambus settlement	$—	$—	$233	$—
(Gain) loss on disposition of property, plant and equipment	1	(10)	9	(15)
Other	—	2	(4)	(1)
	$1	$(8)	$238	$(16)

On December 9, 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement. (See "Contingencies" note.)

Other Non-Operating Income (Expense), Net

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Loss on restructure of debt	$(80)	$(31)	$(155)	$(31)
Adjustment to gain on acquisition of Elpida	(33)	—	(33)	—
Gain (loss) from changes in currency exchange rates	(14)	(127)	(20)	(186)
Other	5	(1)	6	(1)
	$(122)	$(159)	$(202)	$(218)

Loss on restructure of debt for the second quarter and first six months of 2014 resulted from a series of transactions with holders of our 2014 Notes, 2027 Notes, 2031A Notes, 2031B Notes, 2032C Notes and 2032D Notes. Loss on restructure of debt for the second quarter of 2013 included a $31 million charge associated with a cash repurchase of $464 million of aggregate principal amount of our 2014 Notes.

In the second quarter of 2014, the provisional amounts recorded in connection with our acquisition of Elpida were adjusted, primarily for pre-petition liabilities. As a result, other non-operating expense for the second quarter of 2014 includes these measurement period adjustments of $33 million. (See "Elpida Memory, Inc." note.)

Other non-operating expense for the second quarter and first six months of 2013 included currency losses of $120 million and $178 million from changes in the market value of our Elpida Acquisition Hedges. (See "Derivative Instruments" note.)

Income Taxes

Income taxes for the second quarter and first six months of 2014 included $55 million and $128 million, respectively, related to the utilization of deferred tax assets as a result of Elpida's operations.  Income taxes for the second quarter of 2013 included tax benefits related to two non-U.S. jurisdictions of $10 million for the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position, and $9 million for a favorable change in tax law applicable to prior years.  Remaining taxes for the second quarters and first six months of 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a full valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations for the second quarters and first six months of 2014 and 2013 was substantially offset by changes in the valuation allowance.

We currently operate in several tax jurisdictions where we have arrangements that allow us to compute our tax provision at rates below the local statutory rates that expire in whole or in part at various dates through 2026.  These arrangements benefitted our tax provision for the second quarter and first six months of 2014 by $68 million ($0.06 per diluted share) and by $144 million ($0.12 per diluted share), respectively. These arrangements benefitted our tax provision for the second quarter and first six months of 2013 by $36 million ($0.04 per diluted share) and by $47 million ($0.05 per diluted share), respectively.

Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effects of equity awards and convertible notes.  Potential common shares that would increase earnings per share amounts or decrease loss per share amounts are antidilutive and are therefore excluded from diluted earnings per share calculations.  Antidilutive potential common shares that could dilute basic earnings per share in the future were 45 million and 41 million for the second quarter and first six months of 2014, respectively, and 384 million for the second quarter and first six months of 2013.

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Net income (loss) available to Micron shareholders – Basic and Diluted	$731	$(286)	$1,089	$(561)

Weighted-average common shares outstanding – Basic	1,060	1,016	1,053	1,015
Net effect of dilutive equity awards and convertible notes	141	—	146	—
Weighted-average common shares outstanding – Diluted	1,201	1,016	1,199	1,015

Earnings (loss) per share:
Basic	$0.69	$(0.28)	$1.03	$(0.55)
Diluted	0.61	(0.28)	0.91	(0.55)

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

Certain operating expenses directly associated with the activities of a specific reportable segment are charged to that segment. Other indirect operating expenses (income) are generally allocated to the reportable segments based on their respective percentage of cost of goods sold or forecasted wafer production. The unallocated amount in the first six months of 2014 related to the Rambus settlement.

We do not identify or report internally our assets or capital expenditures by segment, nor do we allocate gains and losses from equity method investments, interest, other non-operating income or expense items or taxes to operating segments.  There are no differences in the accounting policies for segment reporting and our consolidated results of operations.

	Quarter Ended		Six Months Ended
	February 27, 2014	February 28, 2013	February 27, 2014	February 28, 2013
Net sales:
DSG	$1,888	$756	$3,673	$1,356
WSG	910	213	1,964	476
NSG	902	713	1,708	1,330
ESG	365	282	731	560
All Other	42	114	73	190
	$4,107	$2,078	$8,149	$3,912

Operating income (loss):
DSG	$520	$(46)	$952	$(158)
WSG	185	(87)	361	(151)
NSG	77	64	172	77
ESG	59	65	125	143
All Other	28	(19)	43	(31)
Unallocated	—	—	(233)	—
	$869	$(23)	$1,420	$(120)

Certain Concentrations

Market Concentrations: Markets with a concentration of net sales were as follows:

	Six Months Ended
	February 27, 2014	February 28, 2013
Computing (including desktop PCs, servers, notebooks and workstations)	35%	25%
Mobile	25%	10%
Consumer electronics	15%	20%
Solid state drives	10%	15%
Networking and storage	< 10%	10%

Customer Concentrations: Customer concentrations for the first six months of 2014 included net sales to Apple Inc. ("Apple") of 11% of our total net sales. Substantially all of our sales to Apple are included in the WSG and DSG segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, "we," "our," "us" and similar terms include Micron Technology, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements include, but are not limited to, statements such as those made in "Operating Results by Product" regarding the timing and effect of the transition of our Singapore DRAM facility to NAND Flash production and increases in our DRAM production and sales volumes for 2014 as a result of the Elpida acquisition; in "Selling, General and Administrative" regarding SG&A costs for the third quarter of 2014; in "Research and Development" regarding R&D costs for the third quarter of 2014; in "Liquidity and Capital Resources" regarding the sufficiency of our cash and investments, regarding cash flows from operations and available financing to meet our requirements for at least the next 12 months, regarding our pursuit of additional financing and debt restructuring, regarding capital spending in 2014 and regarding the timing of payments for certain contractual obligations. Our actual results could differ materially from our historical results and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Item 1A. Risk Factors." This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended August 29, 2013. All period references are to our fiscal periods unless otherwise indicated. Our fiscal year is the 52 or 53-week period ending on the Thursday closest to August 31 and fiscal 2014 and 2013 each contained 52 weeks. All production data includes the production of our consolidated joint ventures and our other partnering arrangements. All tabular dollar amounts are in millions.

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
NAND Solutions Group ("NSG"): Includes high-volume NAND Flash products sold into data storage, personal music players and the high-density computing market, as well as NAND Flash products sold to Intel Corporation ("Intel") through our IM Flash Technologies, LLC ("IMFT") joint venture.
Embedded Solutions Group ("ESG"): Includes DRAM, NAND Flash and NOR Flash products sold into automotive and industrial applications, as well as NOR and NAND Flash sold to consumer electronics, networking, PC and server markets.

Our other operations do not meet the quantitative thresholds of a reportable segment and are reported under All Other.

Acquisition of Elpida Memory, Inc.

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida") and 89% of Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT") for an aggregate of $949 million in cash. In the second quarter of 2014, we purchased an additional approximate 9.87% of MMT's outstanding common stock. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity – Noncontrolling Interests in Subsidiaries – MMT" note.)

Elpida's assets include, among others: a 300mm DRAM wafer fabrication facility located in Hiroshima, Japan; its ownership interest in MMT, whose assets include a 300mm DRAM wafer fabrication facility located in Taichung City, Taiwan; and an assembly and test facility located in Akita, Japan. The Elpida and MMT fabrication facilities together represent approximately one-third of our wafer capacity. Elpida's semiconductor memory products include Mobile DRAM targeted toward mobile phones and tablets. Elpida's operations are included primarily in the DSG and WSG segments. Our results of operations for the fourth quarter 2013 included approximately one month of operating results from the acquired Elpida operations. In addition, our results of operations for the fourth quarter 2013 included a $1,484 million gain on the acquisition of Elpida. In the second quarter of 2014, the provisional amounts as of the acquisition date were adjusted, primarily for pre-petition liabilities. As a result, other non-operating expense for the second quarter of 2014 includes these measurement period adjustments of $33 million.

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

Rambus

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over 7 years, for a total of $280 million.  The primary benefits we received from these arrangements were (i) the settlement and termination of all existing litigation, (ii) the avoidance of future litigation expenses and (iii) the avoidance of future management and customer disruptions.  As a result, other operating expense for the quarter ended November 28, 2013 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Results of Operations

Consolidated Results

	Second Quarter				First Quarter		Six Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
	(dollar amounts in millions)
Net sales	$4,107	100%	$2,078	100%	$4,042	100%	$8,149	100%	$3,912	100%
Cost of goods sold	2,704	66%	1,712	82%	2,761	68%	5,465	67%	3,329	85%
Gross margin	1,403	34%	366	18%	1,281	32%	2,684	33%	583	15%

SG&A	177	4%	123	6%	176	4%	353	4%	242	6%
R&D	344	8%	214	10%	320	8%	664	8%	438	11%
Restructure and asset impairments	12	—%	60	3%	(3)	—%	9	—%	39	1%
Other operating (income) expense, net	1	—%	(8)	—%	237	6%	238	3%	(16)	—%
Operating income (loss)	869	21%	(23)	(1)%	551	14%	1,420	17%	(120)	(3)%

Interest income (expense), net	(77)	(2)%	(53)	(3)%	(96)	(2)%	(173)	(2)%	(107)	(3)%
Other non-operating income (expense), net	(122)	(3)%	(159)	(8)%	(80)	(2)%	(202)	(2)%	(218)	(6)%
Income tax (provision) benefit	(63)	(2)%	9	—%	(80)	(2)%	(143)	(2)%	(4)	—%
Equity in net income (loss) of equity method investees	134	3%	(58)	(3)%	86	2%	220	3%	(110)	(3)%
Net income attributable to noncontrolling interests	(10)	—%	(2)	—%	(23)	(1)%	(33)	—%	(2)	—%
Net income (loss) attributable to Micron	$731	18%	$(286)	(14)%	$358	9%	$1,089	13%	$(561)	(14)%

Net Sales

	Second Quarter				First Quarter		Six Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
DSG	$1,888	46%	$756	36%	$1,785	44%	$3,673	45%	$1,356	35%
WSG	910	22%	213	10%	1,054	26%	1,964	24%	476	12%
NSG	902	22%	713	34%	806	20%	1,708	21%	1,330	34%
ESG	365	9%	282	14%	366	9%	731	9%	560	14%
All Other	42	1%	114	6%	31	1%	73	1%	190	5%
	$4,107	100%	$2,078	100%	$4,042	100%	$8,149	100%	$3,912	100%

Total net sales for the second quarter of 2014 increased 2% as compared to the first quarter of 2014 primarily due to higher DSG and NSG sales as a result of increases in gigabit sales volumes. The increases in gigabit sales for the second quarter of 2014 were primarily driven by higher manufacturing output as a result of improvements in product and process technology.

Total net sales for the second quarter and first six months of 2014 increased 98% and 108%, respectively, as compared to the corresponding periods of 2013 primarily due to higher WSG and DSG sales resulting from the acquisition of Elpida. Increases in DRAM and NAND Flash sales volumes from our legacy operations also contributed to the increase in net sales for the second quarter and first six months of 2014 as compared to the corresponding periods of 2013. The increases in gigabit sales from our legacy operations for the first quarter and first six months of 2014 were primarily driven by higher manufacturing output as a result of improvements in product and process technology and an increased share of Inotera's output.

Gross Margin

Our overall gross margin percentage improved to 34% for the second quarter of 2014 from 32% for the first quarter of 2014 primarily due to improvements in the gross margin percentage for DSG, WSG and ESG as a result of improved gross margins for DRAM products.

Our overall gross margin percentage improved to 34% for the second quarter of 2014 from 18% for the second quarter of 2013 primarily due to improvements in the gross margin percentage for WSG and DSG as a result of higher margins for DRAM products. Our overall gross margin percentage improved to 33% for the first six months of 2014 from 15% for the first six months of 2013 primarily due to improvements in the gross margin percentage for DSG and WSG as a result of higher margins for DRAM products. The gross margin improvements for DSG and WSG for the second quarter and first six months of 2014 resulted from the acquisition of Elpida, manufacturing cost reductions and higher average selling prices for DSG.

Since the fourth quarter of 2013, our costs of goods sold for DRAM products have been adversely impacted by write-ups of inventories obtained in the acquisition of Elpida. In accounting for the Elpida acquisition, Elpida's inventories were recorded at fair value (based on their estimated future selling prices, estimated costs to complete and other factors), which was approximately $200 million higher than the cost of inventory recorded by Elpida prior to the acquisition. As a result, our costs of goods sold were increased by approximately $42 million for the second quarter of 2014, $111 million for the first quarter of 2014 and $41 million for the fourth quarter of 2013.

For the second quarter of 2014, our costs of goods sold for DRAM products were adversely impacted by higher costs of products purchased from our Inotera joint venture. We purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Our costs for Inotera product for the second quarter of 2014 increased from the first quarter of 2014 and second quarter of 2013 due to the increases in average selling prices for our DRAM products.

Operating Results by Business Segments

DRAM Solutions Group ("DSG")

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Net sales	$1,888	$756	$1,785	$3,673	$1,356
Operating income (loss)	520	(46)	432	952	(158)

DSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of DRAM products. (See "Operating Results by Product – DRAM" for further detail.) DSG sales for the second quarter of 2014 increased 6% as compared to the first quarter of 2014 primarily due to increases in gigabit sales as a result of higher production output. Increases in production output for the second quarter of 2014 reflect improvements to product and process technologies partially offset by the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. DSG's operating margin for the second quarter of 2014 improved from the first quarter of 2014 primarily due to higher gross margins for DRAM products.

DSG sales for the second quarter and first six months of 2014 increased 150% and 171%, respectively, as compared to the corresponding periods of 2013 primarily due to (1) the acquisition of Elpida, (2) higher average selling prices, (3) increased DRAM supply from Inotera as a result of the restructuring of our supply agreement and (4) higher output due to improvements in product and process technology. DSG sales for the second quarter and first six months of 2014 as compared to the corresponding periods of 2013 were adversely impacted by the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. DSG's operating margin for the second quarter and first six months of 2014 improved from the corresponding periods of 2013 primarily due to the acquisition of Elpida, higher average selling prices and manufacturing cost reductions.

Wireless Solutions Group ("WSG")

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Net sales	$910	$213	$1,054	$1,964	$476
Operating income (loss)	185	(87)	176	361	(151)

In the second quarter of 2014, WSG sales were comprised primarily of DRAM, NAND Flash and NOR Flash, in decreasing order of revenue, with mobile DRAM products accounting for a significant majority of the sales. WSG sales for the second quarter of 2014 decreased 14% as compared to the first quarter of 2014 primarily due to declines in gigabit sales and declines in average selling prices for mobile DRAM products. WSG's operating income for the second quarter of 2014 improved from the first quarter of 2014 primarily due to manufacturing cost reductions for mobile DRAM products.

WSG sales for the second quarter and first six months of 2014 increased 327% and 313%, respectively, as compared to the corresponding periods of 2013 primarily due to the acquisition of Elpida. WSG's operating margin for the second quarter and first six months of 2014 also improved from the corresponding periods of 2013 primarily due to the acquisition of Elpida.

NAND Solutions Group ("NSG")

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Net sales	$902	$713	$806	$1,708	$1,330
Operating income	77	64	95	172	77

NSG sales and operating results track closely with our average selling prices, gigabit sales volumes and cost per gigabit for our consolidated sales of NAND Flash products. (See "Operating Results by Product – NAND Flash" for further detail.) NSG sales for the second quarter of 2014 increased 12% from the first quarter of 2014 as increases in gigabits sold outpaced declines in average selling prices. Increases in gigabits sold for the second quarter of 2014 were primarily due to the continuing transition of our Singapore DRAM fabrication facility to NAND Flash. NSG sells a portion of its products to Intel through our IMFT joint venture at long-term negotiated prices approximating cost. NSG sales to Intel under this arrangement were $104 million for the second quarter of 2014, $101 million for the first quarter of 2014 and $91 million for the second quarter of 2013. All other NSG products are sold to OEMs, resellers, retailers and other customers (including Intel), which we collectively refer to as "trade customers."

NSG sales of NAND Flash products to trade customers for the second quarter of 2014 increased 15% as compared to the first quarter of 2014 primarily due to increases in gigabits sold partially offset by declines in average selling prices. NSG operating income for the second quarter of 2014 declined from the first quarter of 2014 as declines in average selling prices outpaced manufacturing cost reductions.

NSG sales of NAND Flash products to trade customers for the second quarter and first six months of 2014 increased 29% and 32%, respectively, as compared to the corresponding periods of 2013 primarily due to an increase in gigabits sold partially offset by declines in average selling prices. NSG operating income for the second quarter and first six months of 2014 improved from the corresponding periods of 2013 primarily due to increased gross margins generated from higher gigabit sales.

Embedded Solutions Group ("ESG")

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Net sales	$365	$282	$366	$731	$560
Operating income	59	65	66	125	143

In the second quarter of 2014, ESG sales were comprised of NAND Flash, DRAM and NOR Flash in decreasing order of revenue. ESG sales for the second quarter of 2014 were relatively unchanged from the first quarter of 2014 as slight increases in sales of DRAM and NAND Flash products were offset by decreases in NOR Flash products. ESG operating income for the second quarter of 2014 declined from the first quarter of 2014 due to decreases in average selling prices and higher indirect costs, mitigated by manufacturing cost reductions.

ESG sales for the second quarter and first six months of 2014 increased as compared to the corresponding periods of 2013 primarily due to increased sales volume of NAND Flash and DRAM products partially offset by declines in average selling prices. ESG operating income for the second quarter and first six months of 2014 declined as compared to the corresponding periods of 2013 due to decreases in average selling prices and higher indirect costs, mitigated by manufacturing cost reductions.

Operating Results by Product

Net Sales by Product

	Second Quarter				First Quarter		Six Months
	2014	% of net sales	2013	% of net sales	2014	% of net sales	2014	% of net sales	2013	% of net sales
DRAM	$2,785	68%	$891	43%	$2,794	69%	$5,579	68%	$1,611	41%
NAND Flash	1,154	28%	870	42%	1,058	26%	2,212	27%	1,673	43%
NOR Flash	116	3%	197	9%	145	4%	261	3%	425	11%
Other	52	1%	120	6%	45	1%	97	2%	203	5%
	$4,107	100%	$2,078	100%	$4,042	100%	$8,149	100%	$3,912	100%

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

DRAM

	Second Quarter 2014 Versus		First Six Months 2014 Versus
	First Quarter	Second Quarter	First Six Months
	2014	2013	2013
	(percentage change from period indicated)
Net sales	—%	213%	246%
Average selling prices per gigabit	(1)%	22%	17%
Gigabits sold	—%	157%	197%
Cost per gigabit	(8)%	(19)%	(22)%

Gigabit sales of DRAM products for the second quarter of 2014 were essentially unchanged from the first quarter of 2014 as higher production volumes resulting from improved product and process technologies were offset by the transition of the DRAM fabrication facility in Singapore from DRAM to NAND Flash. The increase in gigabit sales of DRAM products for the second quarter and first six months of 2014 as compared to the corresponding periods of 2013 was primarily due to higher production volumes resulting from the acquisition of Elpida and improved product and process technologies, partially offset by the transition of the DRAM fabrication facility in Singapore from DRAM to NAND Flash. The increase in gigabit sales of DRAM products for the second quarter and first six months of 2014 as compared to the corresponding periods of 2013 also reflected a new supply agreement with our Inotera joint venture (the "Inotera Supply Agreement").

Effective on January 1, 2013, we entered into the new Inotera Supply Agreement under which we purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Prior to the new Inotera Supply Agreement we had the right to purchase 50% of Inotera's wafer production capacity based on a margin-sharing formula among Nanya, Inotera and us. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments" note.) Our cost of product purchased from Inotera under these supply agreements was $714 million for the second quarter of 2014, $587 million for the first quarter of 2014 and $200 million for the second quarter of 2013. Our cost of product purchased from Inotera has increased since the beginning of calendar 2013 and was higher than our cost of similar products manufactured in our wholly-owned facilities in the second and first quarters of 2014. DRAM products acquired from Inotera accounted for 37% of our DRAM gigabit production for the second quarter of 2014 as compared to 34% for the first quarter of 2014 and 55% for the second quarter of 2013.

We expect that our gigabit production and sales volumes of DRAM products will increase significantly in 2014 as compared to 2013 due to our acquisition of Elpida. Elpida has 300mm wafer fabrication facilities in Japan and Taiwan that are dedicated to the production of DRAM products. In the second quarter of 2014, DRAM products produced by the acquired Elpida facilities constituted 53% of our aggregate DRAM gigabit production. In accounting for the Elpida acquisition, Elpida's inventories were recorded at fair value (based on their estimated future selling prices, estimated costs to complete and other factors), which was approximately $200 million higher than the cost of inventory recorded by Elpida prior to the acquisition. As a result, our costs of goods sold were increased by approximately $42 million for the second quarter of 2014, $111 million for the first quarter of 2014 and $41 million for the fourth quarter of 2013.

Our gross margin percentage on sales of DRAM products for the second quarter of 2014 improved from the first quarter of 2014 primarily due to cost reductions as a result of improvements in product and process technologies and diminishing sales of product that was subject to inventory write-ups in the acquisition of Elpida. Our gross margin percentage on sales of DRAM products for the second quarter and first six months of 2014 improved from the corresponding periods of 2013 primarily due to manufacturing cost reductions, higher average selling prices and the acquisition of Elpida.

NAND Flash

We sell a portion of our output of NAND Flash products to Intel through IMFT at long-term negotiated prices approximating cost. (See "Operating Results by Business Segments – NAND Solutions Group" for further detail.) We sell the remainder of our NAND Flash products to trade customers.

	Second Quarter 2014 Versus		First Six Months 2014 Versus
	First Quarter	Second Quarter	First Six Months
	2014	2013	2013
	(percentage change from period indicated)
Sales to trade customers:
Net sales	11%	35%	35%
Average selling prices per gigabit	(18)%	(24)%	(17)%
Gigabits sold	35%	77%	64%
Cost per gigabit	(12)%	(26)%	(23)%

Increases in NAND Flash gigabits sold to trade customers for the second quarter of 2014 as compared to the first quarter of 2014 and second quarter of 2013 were primarily due to the transition of the DRAM facility in Singapore to NAND Flash production and improved product and process technologies. Our gross margin percentage on sales of NAND Flash products for the second quarter of 2014 declined from the first quarter of 2014 as decreases in average selling prices outpaced manufacturing cost reductions. Our gross margin percentage on sales of NAND Flash products for the second quarter and first six months of 2014 improved from the corresponding periods of 2013 as manufacturing cost reductions outpaced decreases in average selling prices. Manufacturing cost reductions for the second quarter of 2014 as compared to the first quarter of 2014 and second quarter of 2013 primarily resulted from improvements in product and process technologies.

NOR Flash

Sales of NOR Flash products for the second quarter of 2014 declined as compared to the first quarter of 2014 and second quarter of 2013 primarily due to decreases in sales of wireless products as a result of the continued transition of wireless applications to NAND Flash products, which led to significant declines in unit sales. Our gross margin percentage on sales of NOR Flash products for the second quarter of 2014 declined as compared to the first quarter of 2014 primarily due to shifts in product mix. Our gross margin percentage on sales of NOR Flash products for the second quarter and first six months of 2014 declined as compared to the corresponding periods of 2013 primarily due to decreases in average selling prices.

Operating Expenses and Other

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the second quarter of 2014 were substantially unchanged as compared to first quarter of 2014. SG&A expenses for the second quarter and first six months of 2014 increased 44% and 46%, respectively, from the corresponding periods of 2013 primarily due to the incremental costs associated with the Elpida operations and higher payroll costs resulting primarily from the reinstatement of variable pay plans. We expect that SG&A expenses will approximate $170 million to $180 million for the third quarter of 2014.

Research and Development

R&D expenses for the second quarter of 2014 increased 8% from the first quarter of 2014 primarily due to increased resources dedicated to development efforts. R&D expenses for the second quarter and first six months of 2014 increased 61% and 52%, respectively, from the corresponding periods of 2013 primarily due to the incremental costs associated with the Elpida operations, higher payroll costs resulting primarily from the reinstatement of variable pay plans and lower reimbursements under partnering arrangements.

The April 6, 2012 agreements with Intel expanded our NAND Flash R&D cost-sharing agreement to include certain emerging memory technologies, but did not change the cost-sharing percentage. As a result of amounts reimbursable from Intel, R&D expenses were reduced by $35 million for the second quarter of 2014, $29 million for the first quarter of 2014 and $34 million for the second quarter of 2013. Pursuant to a cost-sharing arrangement with Nanya effective through December 31, 2012, our R&D costs were reduced by $4 million and $19 million in the second quarter and first six months of 2013, respectively. Nanya ceased participating in the joint development program in the second quarter of 2013. We expect that R&D expenses, net of amounts reimbursable from our R&D partners, will approximate $345 million to $355 million for the third quarter of 2014.

Our process technology R&D efforts are focused primarily on development of successively smaller line-width process technologies which are designed to facilitate our transition to next generation memory products. Additional process technology R&D efforts focus on the enablement of advanced computing and mobile memory architectures, the investigation of new opportunities that leverage our core semiconductor expertise and the development of new manufacturing materials. Product design and development efforts include our high density DDR3 and DDR4 DRAM and Mobile Low Power DDR DRAM products as well as high density and mobile NAND Flash memory (including multi-level and triple-level cell technologies), solid-state drives, Hybrid Memory Cubes, specialty memory, NOR Flash memory, and other memory technologies and systems.

Restructure and Asset Impairments

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Loss on impairment of MIT assets	$(5)	$62	$—	$(5)	$62
Gain on termination of lease to Transform	—	—	—	—	(25)
Other	17	(2)	(3)	14	2
	$12	$60	$(3)	$9	$39

In the second quarter of 2013, we agreed to sell MIT, a wholly-owned subsidiary in Avezzano, Italy, including its 200mm wafer fabrication facility. In connection therewith, we recorded an impairment loss of $62 million to write down the assets and liabilities to their estimated fair values in connection with the sale. In May 2012, the Board of Directors of Transform approved a liquidation plan. In connection therewith, Transform terminated a lease to a portion of our manufacturing facilities in Boise, Idaho and we recognized a gain of $25 million in the first quarter of 2013.

(See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Restructure and Asset Impairments.")

Interest Income (Expense)

Interest expense for the second quarter of 2014, first quarter of 2014 and second quarter of 2013, included aggregate amounts of amortization of debt discount and other interest amortization expense of $46 million, $51 million and $29 million, respectively.

Income Taxes

Income taxes for the second and first quarters of 2014 included $55 million and $73 million, respectively, related to the utilization of deferred tax assets as a result of Elpida's operations. Income taxes for the second quarter of 2013 included tax benefits related to two non-U.S. jurisdictions of $10 million for the favorable resolution of certain prior year tax matters, which was previously reserved as an uncertain tax position, and $9 million for a favorable change in tax law applicable to prior years. Remaining taxes for 2014 and 2013 primarily reflect taxes on our non-U.S. operations. We have a valuation allowance for our net deferred tax asset associated with our U.S. operations.  The provision (benefit) for taxes on U.S. operations in the first quarters of 2014 and 2013 was substantially offset by changes in the valuation allowance.

Equity in Net Income (Loss) of Equity Method Investees

We recognize our share of earnings or losses from these entities under the equity method, generally on a two-month lag.  Equity in net income (loss) of equity method investees, net of tax, included the following:

	Second Quarter		First Quarter	Six Months
	2014	2013	2014	2014	2013
Inotera	$131	$(55)	$84	$215	$(108)
Tera Probe	4	—	2	6	—
Other	(1)	(3)	—	(1)	(2)
	$134	$(58)	$86	$220	$(110)

Our equity in net income (loss) of Inotera improved for the second quarter and first six months of 2014 as compared to the corresponding periods of 2013 primarily due to Inotera's improved operating results as a result of higher average selling prices and lower manufacturing costs. In the second quarter of 2013, we entered into the Inotera Supply Agreement under which we were obligated to purchase for an initial period through December 2015, substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. The Inotera Supply Agreement replaced a previous supply agreement under which Inotera sold product at pricing based on a margin-sharing formula among Nanya, Inotera and us. The Inotera Supply Agreement contemplates annual negotiations with respect to potential successive one-year extensions and in the second quarter of 2014, we renewed our supply agreement with Inotera, which extended the initial period that we will purchase substantially all of Inotera's output through December 2016. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Equity Method Investments.")

Other

In the second quarter of 2014, we settled all pending litigation between us and Rambus, including all antitrust and patent matters and entered into a patent cross-license agreement.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Contingencies" note for further detail.)

We recognized losses in other non-operating expense from the restructure of debt of $80 million and $75 million in the second and first quarters of 2014, respectively. We recognized an additional $8 million of losses in the third quarter of 2014 from the conversion of our 2014 Notes. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt" note.)

Further discussion of other operating and non-operating income and expenses can be found in the following notes contained in "Item 1. Financial Statements – Notes to Consolidated Financial Statements":

•	Equity Plans

•	Other Operating (Income) Expense, Net

•	Other Non-Operating Income (Expense), Net

Liquidity and Capital Resources

As of	February 27, 2014	August 29, 2013
Cash and equivalents and short-term investments:
Bank deposits	$3,082	$1,619
Money market funds	1,137	1,188
Corporate bonds	124	112
Certificates of deposit	91	47
Government securities	44	72
Commercial paper	23	61
Asset-backed securities	3	2
	$4,504	$3,101

Long-term marketable investments	$552	$499

Restricted cash:
Current	$—	$556
Noncurrent (included in "Other noncurrent assets")	65	63
	$65	$619

Cash and equivalents and short-term investments as of February 27, 2014 included $2,025 million held by Elpida and its subsidiaries. Substantially all of our restricted cash is held by Elpida for its installment payments to its secured and unsecured creditors. Use of cash and equivalents and restricted cash held by Elpida is subject to limitations described below.

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

Cash and equivalents in the table above included $112 million held by IMFT as of February 27, 2014. Our ability to access funds held by IMFT to finance our other operations is subject to agreement by the other member and contractual limitations. Amounts held by IMFT are not anticipated to be available to finance our other operations.

As of February 27, 2014, $3,119 million of our cash and equivalents and short-term investments was held by foreign subsidiaries, of which $813 million was denominated in currencies other than the U.S. dollar. As of February 27, 2014, we had $2,842 million of cash and equivalents and short-term investments that was held by foreign subsidiaries whose earnings were considered to be indefinitely reinvested and repatriation of these funds to the U.S. would subject these funds to U.S. federal income taxes.

To mitigate credit risk, we invest through high-credit-quality financial institutions and, by policy, generally limit the concentration of credit exposure by restricting investments with any single obligor.

Cash generated by operations is our primary source of liquidity. Our liquidity is highly dependent on selling prices for our products and the timing and level of our capital expenditures, both of which can vary significantly from period to period. Depending on conditions in the semiconductor memory market, our cash flows from operations and current holdings of cash and investments may not be adequate to meet our needs for capital expenditures and operations. In the second quarter of 2014 we obtained $434 million of net proceeds (net of $28 million of debt issuance costs) from the issuance of the 2019 Notes and $586 million of net proceeds (net of $14 million of debt issuance costs) from the issuance of the 2022 Notes. In 2013, we obtained $1,121 million of proceeds from issuance of debt and $126 million of proceeds from equipment sale-leaseback financing. (See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.") As of February 27, 2014, we had credit facilities available that provide for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. We expect our cash and investments, cash flows from operations and available financing will be sufficient to meet our requirements at least through the next 12 months.

Holders of our outstanding convertible notes can convert the notes during any calendar quarter if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 130% of the conversion price. As of February 27, 2014, our 2031B Notes, 2033E Notes and 2033F Notes with an aggregate principal amount of $714 million contained contractual terms that require us to pay cash up to the principal amount of the notes upon conversion. These notes met the conversion criteria for the calendar quarter ending December 31, 2013 and are therefore convertible by the holders until March 31, 2014. As a result, we reclassified the $623 million carrying value of these notes to current debt and reclassified the $91 million difference between the principal and carrying amount of these convertible notes from additional capital to redeemable convertible notes.

We are continuously evaluating alternatives for efficiently financing our capital expenditures and operations and optimizing our balance sheet. We have engaged in the past, and we expect from time to time in the future to engage, in a variety of transactions for such purposes, including the issuance or incurrence of secured and unsecured debt and the refinancing and restructuring of existing debt, including our convertible notes, through exchanges, repurchases, redemptions and conversions. We have used substantial amounts of cash in recent periods in connection with repurchases and conversions of convertible notes and we plan to pursue other actions to reduce our outstanding balance of convertible notes, which could require further outlays of cash.

Operating Activities

Net cash provided by operating activities was $2,897 million for the first six months of 2014, due primarily to a strong market for our products and our continued focus on cost-efficient operations.  Operating cash flows in the six months of 2014 also benefitted by approximately $225 million of receipts from a customer for product to be supplied through September 2016.

Investing Activities

Net cash used for investing activities was $451 million for the first six months of 2014, which consisted primarily of cash expenditures of $1,031 million for property, plant and equipment offset by $534 million of restricted cash used for the first Elpida creditor installment payment.

We believe that to develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must continue to invest in manufacturing technologies, facilities and capital equipment and R&D. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. The actual amounts for 2014 will vary depending on market conditions. As of February 27, 2014, we had commitments of approximately $950 million for the acquisition of property, plant and equipment, substantially all of which is expected to be paid within one year.

Financing Activities

Net cash used for financing activities was $1,006 million for the first six months of 2014, which included $1,987 million for repayments of debt and $203 million of payments on equipment purchase contracts. Cash outflows for these financing activities were partially offset by $1,062 million of proceeds from issuance of debt and by $224 million of proceeds from issuance of common stock under equity plans.

As of February 27, 2014, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1,392 million based on exchange rates as of February 27, 2014) to the external creditors of the Elpida Companies. In October 2013, we made the first installment payments of $534 million to the external creditors of the Elpida Companies from funds that had been held in a restricted cash account since the acquisition date. The remaining payments are payable at the end of each calendar year beginning in 2014 through 2019.

In the first six months of 2014, we entered into the following series of debt restructure transactions with certain holders of our convertible notes:

Exchanges: Exchanged approximately $80 million in aggregate principal amount of our 2027 Notes, $155 million in aggregate principal amount of our 2031A Notes and $205 million in aggregate principal amount of our 2031B Notes for $1,025 million in aggregate principal amount at maturity of new 3.00% Convertible Senior Notes due 2043;

Conversions: Settled conversions of a portion of our 2027 Notes, 2031A Notes and 2014 Notes entirely in cash. Principal amounts of debt converted and cash paid on settlement of conversions in the first six months of 2014 were as follows:

Second Quarter 2014	Principal Converted	Cash Paid on Settlement
2014 Notes	$66	$109
2027 Notes	95	179
2031A Notes	190	440
	$351	$728

In the third quarter of 2014, we used an aggregate of $718 million in cash to settle the remaining 2014 Notes. In connection therewith, we incurred an additional aggregate $8 million of mark-to-market and settlement losses for the 2014 Notes in the third quarter of 2014.

Repurchases: Repurchased for cash a portion of our 2031B Notes, 2032C Notes and 2032D Notes in privately negotiated transactions. Principal amounts of debt repurchased and cash paid on settlement of conversions in the second quarter of 2014 were as follows:

Second Quarter 2014	Principal Repurchased	Cash Paid for Repurchase
2031B Notes	$26	$65
2032C Notes	100	249
2032D Notes	38	93
	$164	$407

On December 20, 2013, we issued $462 million in principal amount of 1.258% Secured Notes due January 2019 (the "2019 Notes"). The 2019 Notes mature on January 15, 2019 and are collateralized by certain equipment which had a carrying value of $240 million as of February 27, 2014. The principal amount of the 2019 Notes is payable in 10 consecutive semi-annual installments payable in January and July of each year, commencing in July 2014. The Export-Import Bank of the United States ("Ex-Im Bank") guaranteed payment of all regularly scheduled installment payments of principal of, and interest on, the 2019 Notes. We paid $23 million to Ex-Im Bank for its guarantee upon issuance of the 2019 Notes.

On February 5, 2014, we issued $600 million in aggregate principal amount of 5.875% Senior Notes due February 2022 (the "2022 Notes"). We paid issuance costs of $14 million for the 2022 Notes. Interest is payable in February and August.

On February 27, 2014, in connection with our acquisition of an additional 9.87% interest in MMT, we recorded a $127 million note payable to the seller in monthly installments, without interest, from March 2014 through December 2014.

See "Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.")

Contractual Obligations

		Payments Due by Period
As of February 27, 2014	Total	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter
Notes payable (1) (2)	$7,322	$946	$637	$555	$519	$711	$3,954
Capital lease obligations (2)	1,148	199	354	306	86	43	160
Operating leases(3)	119	13	21	16	13	12	44
Total	$8,589	$1,158	$1,012	$877	$618	$766	$4,158
(1) Amounts include Elpida Creditor Installment Payments, convertible notes and other notes. Any future redemption or conversion of convertible debt could impact the timing and amount of our cash payments.

(2) Amounts reflect principal and interest cash payments over the life of the obligations, including anticipated interest payments that are not recorded on our consolidated balance sheet.
(3) Amounts do not include contingent payments.

Recently Issued Accounting Standards

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk related to our indebtedness and our investment portfolio. Substantially all of our indebtedness was at fixed interest rates. As a result, the fair value of our debt fluctuates based on changes in market interest rates. We estimate that, as of February 27, 2014 and August 29, 2013, a hypothetical decrease in market interest rates of 1% would increase the fair value of our convertible notes and other notes by approximately $216 million and $147 million, respectively. The increase in interest expense caused by a 1% increase in the interest rates of our variable-rate debt would not be significant.

As of February 27, 2014 and August 29, 2013, we held debt securities of $836 million and $787 million, respectively, that were subject to interest rate risk. We estimate that a 0.5% increase in market interest rates would decrease the fair value of these instruments by approximately $4 million as of February 27, 2014 and August 29, 2013.

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

To hedge our exposure to changes in currency exchange rates from our monetary assets and liabilities, we utilize a rolling hedge strategy with currency forward contracts that generally mature within 35 days.  Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately U.S. $9 million as of February 27, 2014 and U.S. $19 million as of August 29, 2013. To hedge the exposure of changes in cash flows from changes in currency exchange rates for certain capital expenditures and forecasted operating cash flows, we utilize currency forward contracts that generally mature within 12 months and currency options that generally mature from 12 to 18 months.

As of February 27, 2014, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay 142 billion yen (or the equivalent of $1,392 million based on exchange rates as of February 27, 2014) to the external creditors of the Elpida Companies (the "Elpida Creditor Installment Payments"). The payments are payable at the end of each calendar year beginning in 2014 through 2019. To mitigate the risk that increases in exchange rates have on the payments due in 2014 and 2015, we entered into forward contracts to purchase 20 billion yen on November 28, 2014 and 10 billion yen on November 27, 2015. In addition, the Elpida Companies' cash and equivalent balances in yen mitigate the foreign currency exchange risk associated with the yen remaining installment payments due in 2015 and after. (See "Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Debt.") Changes in the exchange rate between the U.S. dollar and the yen could have a significant impact on our financial condition and results of operations.

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

The plans of reorganization provide for payments by the Elpida Companies to their secured and unsecured creditors in an aggregate amount of 200 billion yen, less certain expenses of the reorganization proceedings and certain other items. The plans of reorganization also provided for the investment by us pursuant to the Sponsor Agreement of 60 billion yen ($615 million paid at closing) in cash into Elpida in exchange for 100% ownership of Elpida's equity and the use of such investment to fund the initial installment payment by the Elpida Companies to their creditors of 60 billion yen, subject to reduction for certain items specified in the Sponsor Agreement and plans of reorganization. In the first quarter of 2014, we made the first installment payment of $534 million to the secured and unsecured creditors of Elpida. The plans of reorganization also provide for 142 billion yen (or the equivalent of approximately $1,392 million as of February 27, 2014) of additional payments by the Elpida Companies to their creditors, to be paid in six annual installments beginning December 2014, with payments of 20 billion yen (or the equivalent of approximately $196 million as of February 27, 2014) in each of the first four annual installment payments, and payments of 30 billion yen (or the equivalent of approximately $294 million as of February 27, 2014) in each of the final two annual installment payments.

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

In December 2013, we settled all pending litigation between us and Rambus, including all antitrust and patent matters.  We also entered into a 7-year term patent cross-license agreement with Rambus that allows us to avoid costs of patent related litigation during the term.  We agreed to pay Rambus up to $10 million per quarter over seven years, for a total of $280 million.  The primary benefits we received from these arrangements were (1) the settlement and termination of all existing litigation, (2) the avoidance of future litigation expenses and (3) the avoidance of future management and customer disruptions.  As a result, other operating expense for the first quarter of 2014 included a $233 million charge to accrue a liability, which reflects the discounted value of amounts due under this arrangement.

Patent Matters

On September 1, 2011, HSM Portfolio LLC and Technology Properties Limited LLC filed a patent infringement action in the U.S. District Court for the District of Delaware against us and seventeen other defendants, including Elpida Memory, Inc. and Elpida Memory (USA) Inc. (collectively "Elpida").  On August 22, 2013, the plaintiffs filed a third amended complaint. The third amended complaint alleges that certain of our DRAM and image sensor products infringe four U.S. patents and that certain Elpida DRAM products infringe two U.S. patents and seeks damages, attorneys' fees, and costs. Trial currently is scheduled for February 8, 2016. On March 23, 2012, Elpida filed a Notice of Filing and Hearing on Petition Under Chapter 15 of the U.S. Bankruptcy Code and Issuance of Provisional Relief that included an order of the U.S. Bankruptcy Court for the District of Delaware staying judicial proceedings against Elpida. Accordingly, the plaintiffs’ case against Elpida is stayed.

On December 5, 2011, the Board of Trustees for the University of Illinois (the "University") filed a patent infringement action against us in the U.S. District Court for the Central District of Illinois. The complaint alleges that unspecified semiconductor products of ours infringe three U.S. patents and seeks injunctive relief, damages, attorneys' fees, and costs. We have filed three petitions for inter-partes review by the Patent and Trademark Office, challenging the validity of each of the patents in suit. The Patent Trial and Appeal Board (“PTAB”) held a hearing in connection with the three petitions on December 9, 2013. On March 10, 2014, the PTAB issued written decisions finding that each and every claim in the three patents in suit is invalid, and cancelled all claims. The University has a right to appeal the PTAB rulings to the U.S. Court of Appeals for the Federal Circuit.

On April 27, 2012, Semcon Tech, LLC filed a patent infringement action against us in the U.S. District Court for the District of Delaware. The complaint alleges that our use of various chemical mechanical planarization systems purchased from Applied Materials and others infringes a single U.S. patent and seeks injunctive relief, damages, attorneys' fees, and costs. On September 24, 2013, the Court entered an order staying our case pending the resolution of co-pending cases brought by Semcon Tech, LLC against Applied Materials and Ebara Technologies, Inc. Subsequently those cases were resolved, and on February 21, 2014, the Court lifted the stay of the case against us. Trial currently is scheduled for August 21, 2015.

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

Qimonda

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. (“Micron Technology”) and Micron Semiconductor B.V., our Netherlands subsidiary (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the “Inotera Shares”) and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (i) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (ii) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (iii) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (iv) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (v) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (i) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (ii) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. All of these judgments are immediately appealable, and we have until April 28, 2014 to file a notice of appeal.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of February 27, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $312 million and a market value of $1,002 million.

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

We are engaged in a capital intensive business subject to significant changes in supply and demand and product pricing and recent periods of consolidation, any of which could result in our incurrence or assumption of indebtedness. In recent periods, our debt levels have increased. As of February 27, 2014, we had $6.5 billion of debt. In addition, the conversion value in excess of principal amount of our convertible notes outstanding as of February 27, 2014 was $2.2 billion. In the third quarter of 2014, we paid $718 million to settle all of our remaining obligations to holders of our 2014 Notes. As of February 27, 2014, we had two credit facilities available that provide for up to $408 million of additional financing, subject to outstanding balances of trade receivables and other conditions. Events and circumstances may occur which would cause us to not be able to satisfy the applicable drawdown conditions and utilize either of these facilities. We have in the past and expect in the future to continue to incur additional debt to finance our capital investments, including debt incurred in connection with asset-backed financing.

As of February 27, 2014, under the terms and conditions of the Elpida Companies' respective plans of reorganization, we are obligated to pay their secured and unsecured creditors 142 billion yen (or the equivalent of $1,392 million based on exchange rates as of February 27, 2014). If the resolution of certain unfixed claims under the plans of reorganization, primarily comprised of outstanding litigation claims, would result in payments in respect of those claims in excess of amounts reserved under the plans of reorganization to satisfy such claims, there is a possibility that we could be required to pay more than
142 billion yen to the pre-petition creditors of the Elpida Companies under the plans of reorganization. In addition, if unfixed claims of the Elpida Companies are resolved pursuant to settlement arrangements or other post-petition agreements, a substantial portion of the amounts payable with respect to the claims may have to be funded by the Elpida Companies outside of the installment payments provided for by the plans of reorganization.

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

Our cash flows from operations depend primarily on the volume of semiconductor memory sold, average selling prices and per unit manufacturing costs. To develop new product and process technologies, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, capital equipment, facilities, R&D and product and process technology. We estimate that capital spending for 2014 will be approximately $2.6 billion to $3.2 billion. In addition, as a result of the Elpida acquisition, we believe that our future capital spending will be higher than our historical levels as we integrate our manufacturing operations and support the increase of capacity resulting from the Elpida transaction. As of February 27, 2014, we had cash and equivalents of $4,305 million, short-term investments of $199 million and long-term marketable investments of $552 million. Cash and investments included $2,025 million held by Elpida and its consolidated subsidiaries and $112 million held by IM Flash Technologies, LLC ("IMFT"), none of which is generally available to finance our other operations.

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

On July 31, 2013, we acquired Elpida Memory, Inc. ("Elpida") and 89% of Rexchip Electronics Corporation ("Rexchip''), now known as Micron Memory Taiwan Co., Ltd. ("MMT") for an aggregate of $949 million in cash. In the second quarter of 2014, we purchased an additional 9.87% of MMT's outstanding common stock.

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

Our acquisitions of Elpida and MMT are inherently risky, may not be successful and may materially adversely affect our business, results of operations or financial condition.

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

On January 20, 2011, Dr. Michael Jaffé, administrator for Qimonda AG ("Qimonda") insolvency proceedings, filed suit against Micron Technology, Inc. (“Micron Technology”) and Micron Semiconductor B.V., our Netherlands subsidiary (“Micron B.V.”), in the District Court of Munich, Civil Chamber. The complaint seeks to void under Section 133 of the German Insolvency Act a share purchase agreement between Micron B.V. and Qimonda signed in fall 2008 pursuant to which Micron B.V. purchased substantially all of Qimonda's shares of Inotera Memories, Inc. (the “Inotera Shares”) and seeks an order requiring us to retransfer those shares to the Qimonda estate. The complaint also seeks, among other things, to recover damages for the alleged value of the joint venture relationship with Inotera and to terminate under Sections 103 or 133 of the German Insolvency Code a patent cross-license between us and Qimonda entered into at the same time as the share purchase agreement.

Following a series of hearings with pleadings, arguments and witnesses on behalf of the Qimonda estate, on March 13, 2014, the Court issued judgments:  (i) ordering Micron B.V. to pay approximately $1 million in respect of certain Inotera shares sold in connection with the original share purchase; (ii) ordering Micron B.V. to disclose certain information with respect to any Inotera Shares sold by it to third parties; (iii) ordering Micron B.V. to disclose the benefits derived by it from ownership of the Inotera Shares, including in particular, any profits distributed on such shares and all other benefits; (iv) denying Qimonda’s claims against Micron Technology for any damages relating to the joint venture relationship with Inotera; and (v) determining that Qimonda's obligations under the patent cross-license agreement are cancelled. In addition, the Court issued interlocutory judgments ordering, among other things:  (i) that Micron B.V. transfer to the Qimonda estate the Inotera Shares still owned by it and pay to the Qimonda estate compensation in an amount to be specified for any Inotera Shares sold to third parties; and (ii) that Micron B.V. pay the Qimonda estate as compensation an amount to be specified for benefits derived by it from ownership of the Inotera Shares. The interlocutory judgments have no immediate, enforceable effect on us, and, accordingly, we expect to be able to continue to operate with full control of the Inotera Shares subject to further developments in the case. All of these judgments are immediately appealable, and we have until April 28, 2014 to file a notice of appeal.

We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. The final resolution of this lawsuit could result in the loss of the Inotera shares or equivalent monetary damages, unspecified damages based on the benefits derived by Micron B.V. from the ownership of the Inotera Shares, and/or the termination of the patent cross-license, which could have a material adverse effect on our business, results of operation or financial condition.  As of February 27, 2014, the Inotera Shares had a carrying value for purposes of our financial reporting of $312 million and a market value of $1,002 million.

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

Our Inotera Supply Agreement involves numerous risks.

We have a supply agreement with Inotera (the "Inotera Supply Agreement") under which we are obligated to purchase substantially all of Inotera's output at a purchase price based on a discount from market prices for our comparable components. Our Inotera Supply Agreement involves numerous risks including the following:

•	higher costs for supply obtained under the market-based provisions of the Inotera Supply Agreement;

•	difficulties and delays in ramping production at Inotera and delays in the future; and

•	difficulties in transferring technology to Inotera.

Inotera's financial situation may adversely impact the value of our interest and our supply agreement.

As of December 31, 2013, Inotera's current liabilities exceeded its current assets by $129 million, which exposes Inotera to liquidity risk. As of December 31, 2013, Inotera was not in compliance with certain of its loan covenants, and had not been in compliance for the past several years, which may result in its lenders requiring repayment of such loans during the next year. The terms of the loan covenants require Inotera to cure the noncompliance no later than June 30, 2014. Inotera has requested a waiver from complying with the December 31, 2013 financial covenants. For the year ended December 31, 2013, Inotera generated net income of $703 million; however, there can be no assurance that Inotera will be successful in sufficiently improving its liquidity and complying with their loan covenants, which may result in its lenders requiring repayment of such loans during the next year. If Inotera is unable to continue to improve its liquidity, we may have to impair our investment in Inotera.

In the second quarter of 2013, we entered into agreements with Nanya Technology Corporation ("Nanya") to amend the joint venture relationship involving Inotera. Under the Inotera Supply Agreement we purchase substantially all of Inotera's output at a purchase price based on a discount from actual market prices for comparable components. For the second quarter of 2014, we purchased $714 million of DRAM products from Inotera and our supply from Inotera accounted for 37% of our aggregate DRAM gigabit production. If our supply of DRAM from Inotera is impacted, our business, results of operations or financial condition could be materially adversely affected.

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

Across our multi-national operations, there are transactions and balances denominated in currencies other than the U.S. dollar (our reporting currency), primarily the euro, the shekel, the Singapore dollar, the new Taiwan dollar, the yen and the yuan. We recorded net losses from changes in currency exchange rates of $229 million for 2013 and $6 million for 2012. Based on our foreign currency exposures from monetary assets and liabilities, offset by balance sheet hedges, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses of approximately $9 million as of February 27, 2014. In the event that the exchange rates for U.S. dollar adversely change against our foreign currency exposures in the euro, Singapore dollar, new Taiwan dollar or yen, our results of operations or financial condition may be adversely affected.

As of February 27, 2014, we had obligations to make payments to the secured and unsecured creditors of Elpida in an aggregate amount of 142 billion yen (or the equivalent of $1,392 million based on exchange rates as of February 27, 2014). The U.S. dollar amount of this payment obligation could increase if the yen strengthens against the U.S. dollar. As of February 27, 2014, to hedge certain yen-denominated payments resulting from our acquisition of Elpida, we had an outstanding forward contract to purchase 20 billion yen on November 28, 2014 at a yen per U.S. dollar exchange rate of 98.53 and a forward contract to purchase 10 billion yen on November 27, 2015 at a yen per U.S. dollar exchange rate of 97.25. A significant portion of Elpida's and MMT's operating costs are paid in Yen and New Taiwan dollars so our operating results could also be adversely impacted if the exchange rates for those currencies to USD change adversely.

We may incur additional material restructure or other charges in future periods.

In response to severe downturns in the semiconductor memory industry and global economic conditions, we implemented restructure activities and may implement restructure initiatives in future periods. We may restructure or dispose of assets as we continue to optimize our manufacturing operations. As a result, we could incur restructure charges (including but not limited to severance and other termination benefits, losses on disposition or impairment of equipment or other long-lived assets and inventory write downs), lose production output, lose key personnel and experience disruptions in our operations and difficulties in the timely delivery of products. In connection with these actions, we recorded charges of $9 million in the first six months of 2014 and $126 million in 2013. We may incur restructure charges or other losses associated with other initiatives in future periods.

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

Sales to customers outside the United States approximated 86% of our consolidated net sales for the second quarter of 2014. In addition, a substantial portion of our manufacturing operations are located outside the United States. In particular, a significant portion of our manufacturing operations are concentrated in Taiwan, Singapore and Japan. Our international sales and operations are subject to a variety of risks, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2014, we acquired, as payment of withholding taxes or exercise prices in connection with the vesting or exercise of equity awards, 1,303,249 shares of our common stock at an average price per share of $23.88. We retired these shares in the second quarter of 2014.

Period			Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

November 29, 2013	-	January 2, 2014	317,972	$22.70	N/A	N/A
January 3, 2014	-	January 30, 2014	187,829	22.39	N/A	N/A
January 31, 2014	-	February 27,2014	797,448	24.70	N/A	N/A
			1,303,249	23.88

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant, as amended (2)
4.1	Indenture dated as of February 10, 2014, by and between Micron Technology, Inc. and U.S. Bank National Association, as Trustee (3)
4.2	Form of Note (included in Exhibit 4.1) (3)
4.3	Indenture dated as of December 16, 2013, by and among Micron Semiconductor Asia Pte., Ltd., Wells Fargo Bank, National Association, and Export-Import Bank of the United States
10.1
Registration Rights Agreement, dated as of February 10, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (3)

10.2
Purchase Agreement, dated as of February 5, 2014, by and among Micron Technology, Inc. and Morgan Stanley & Co. LLC, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives of the initial purchasers (4)

10.3	Form of Indemnification Agreement between the Registrant and its officers and directors
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2001

(2)	Incorporated by reference to Current Report on Form 8-K dated July 17, 2013

(3)	Incorporated by reference to Current Report on Form 8-K dated February 10, 2014

(4)	Incorporated by reference to Current Report on Form 8-K dated February 5, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Micron Technology, Inc.
(Registrant)

Date:	April 7, 2014	/s/ Ronald C. Foster
Ronald C. Foster Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)